Form 10-K
period 2022-12-31
Carlyle Group Inc.
filed 2023-02-09
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2022 was $8,088,355,343.
The number of the Registrant’s shares of common stock outstanding as of February 8, 2023 was 364,219,014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of the shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Summary of Risk Factors
    The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Item 1A. Risk Factors.”
Risks Related to Our Company
•Adverse economic and market conditions and other events or conditions throughout the world could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise capital, any of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.
•The global pandemic of the novel coronavirus, or COVID-19, caused severe disruptions in the U.S. and global economies and has impacted, and may continue to impact, our performance and results of operations.
•Our use of leverage may expose us to substantial risks.
•Our revenue, earnings and cash flow are variable, which makes it difficult for us to achieve steady earnings growth on a quarterly basis.
•Given our focus on achieving superior investment performance and maintaining and strengthening investor relations, we may reduce our AUM, restrain its growth, reduce our fees or otherwise alter the terms under which we do business when we deem it in the best interest of our investors—even in circumstances where such actions might be contrary to the near-term interests of stockholders.
•We depend on our senior Carlyle professionals, including our new Chief Executive Officer, and the loss of their services or investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.
•Recruiting and retaining our professionals has become more difficult and may continue to be difficult in the future, which could adversely affect our business, results of operations and financial condition.
•We may not be successful in expanding into new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition.

Risks Related to Regulation and Litigation
•Laws and regulations relating to privacy, data protection, data transfers, data localization, and data security worldwide may limit the use and adoption of our services and adversely affect our business.
•Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties.

•Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.
•Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.
•Increasing scrutiny from stakeholders on ESG matters, including our ESG reporting, exposes us to reputational and other risks.
•We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
Risks Related to Our Business Operations
Risks Related to the Assets We Manage
•The alternative asset management business is intensely competitive.
•Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future investment funds.
•The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.
•Our asset management business depends in large part on our ability to raise capital from third-party investors. If we are unable to raise capital from third-party investors, we would be unable to collect management fees or deploy their capital into investments and potentially collect carried interest, which would materially reduce our revenue and cash flow and adversely affect our financial condition.
•We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to retail investors, which could expose us to new and greater levels of risk.
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
•The due diligence process that we undertake in connection with investments by our investment funds may not reveal all facts that may be relevant in connection with an investment.
•Changes in the debt financing markets or higher interest rates could negatively impact the ability of certain of our funds and their portfolio companies to obtain attractive financing or re-financing and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and could potentially decrease our net income.
•Our funds invest in relatively high-risk, illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of our principal investments.
•Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.
•Certain of our fund investments may be concentrated in particular asset types or geographic regions, which could exacerbate any negative performance of those funds to the extent those concentrated investments perform poorly.
•Our private equity funds’ performance, and our performance, has been and may in the future be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest.

Industry Risks Related to the Assets We Manage
•Our real estate funds are subject to risks inherent in the ownership and operation of real estate and the construction and development of real estate.
•Our energy business is involved in oil and gas investments (i.e., exploration, production, storage, transportation, logistics, refining, marketing, trading, petrochemicals, energy services and other opportunistic investments), which entail a high degree of risk.
•Investments in the natural resources industry, including the infrastructure and power industries, involve various operational, construction and regulatory risks.
•Our CLO business and investment into CLOs involves certain risks.

•Investments in the insurance industry (including our investment in Fortitude) could be adversely impacted by insurance regulations and potential regulatory reforms.
•Our Global Investment Solutions business is subject to additional risks.
Risks Related to Our Common Stock
•The market price of our common stock may decline due to the large number of shares of common stock eligible for future sale.
•Carlyle Group Management L.L.C. has significant influence over us and its interests may conflict with ours or yours.
•Our founders have the right to designate members of our Board of Directors.
•Our certificate of incorporation does not limit the ability of our former general partner, founders, directors, officers or stockholders to compete with us.
•Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that stockholders might consider favorable.
Risks Related to Taxation
•Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate, tax liability and/or the performance of certain funds should unexpected taxes be assessed to portfolio investments (companies) or fund income.
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
“Carry funds” generally refers to closed-end investment vehicles, in which commitments are drawn down over a specified investment period, and in which the general partner receives a special residual allocation of income from limited partners, which we refer to as carried interest, in the event that specified investment returns are achieved by the fund. Disclosures referring to carry funds will also include the impact of certain commitments which do not earn carried interest, but are either part of, or associated with our carry funds. The rate of carried interest, as well as the share of carried interest allocated to Carlyle, may vary across the carry fund platform. Carry funds generally include the following investment vehicles across our three business segments:
•Global Private Equity: Buyout, middle market and growth capital, real estate, infrastructure and natural resources funds advised by Carlyle, as well as certain energy funds advised by our strategic partner NGP Energy Capital Management (“NGP”) in which Carlyle is entitled to receive a share of carried interest (“NGP Carry Funds”)
•Global Credit: Opportunistic credit, aircraft finance, and other closed-end credit funds advised by Carlyle

•Global Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. (“AlpInvest”), which include primary fund, secondary and portfolio financing, and co-investment strategies
Carry funds specifically exclude certain legacy Abingworth funds in which Carlyle is not entitled to receive a share of carried interest, collateralized loan obligation vehicles (“CLOs”), our business development companies and associated managed accounts, as well as capital raised from a strategic third-party investor which directly invests in Fortitude (defined below) alongside a carry fund.
For an explanation of the fund acronyms used throughout this Annual Report, refer to “Item 1. Business–Our Global Investment Offerings.”
“Fee-earning assets under management” or “Fee-earning AUM” refers to the assets we manage or advise from which we derive recurring fund management fees. Our Fee-earning AUM is generally based on one of the following, once fees have been activated:
(a)the amount of limited partner capital commitments, generally for carry funds where the original investment period has not expired and for AlpInvest carry funds during the commitment fee period;
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
    We include in our calculation of AUM and Fee-earning AUM the Legacy Energy Funds (defined below) that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”) and the NGP Carry Funds that are advised by NGP. Our calculation of AUM also includes third-party capital raised for the investment in Fortitude through a Carlyle-affiliated investment fund and from a strategic investor which directly invests in Fortitude alongside the fund. The total AUM and Fee-earning AUM related to the strategic advisory services agreement with Fortitude is inclusive of the net asset value of investments in Carlyle products. These amounts are also reflected in the AUM and Fee-earning AUM of the strategy in which they are invested.
    For most of our carry funds, total AUM includes the fair value of the capital invested (among other elements as described above). Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the original investment period for the fund has expired, which does not reflect any net appreciation in the value of capital invested by such carry funds. As such, total AUM may be greater than Fee-earning AUM when the aggregate fair value of the remaining investments exceeds the cost of those investments.
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
“Fortitude” refers to Fortitude Group Holdings, LLC (“Fortitude Holdings”) prior to October 1, 2021 and to FGH Parent, L.P. (“FGH Parent”) as of October 1, 2021. On October 1, 2021, the owners of Fortitude Holdings contributed their interests to FGH Parent such that FGH Parent became the direct parent of Fortitude Holdings. Fortitude Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“Fortitude Re”). See Note 6 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the Company’s strategic investment in Fortitude.
“Legacy Energy Funds” include Energy III, Energy IV, and Renew II and are managed with Riverstone and its affiliates. Affiliates of both Carlyle and Riverstone act as investment advisers to each of the Legacy Energy Funds. Carlyle has a minority representation on the management committees of Energy IV and Renew II. Carlyle and Riverstone each hold half of the seats on the management committees of Energy III. The investment periods for these funds have expired and the remaining investments in each fund are being disposed of in the ordinary course of business. As of December 31, 2022, the Legacy Energy Funds had, in the aggregate, approximately $0.2 billion in AUM and $0.4 billion in Fee-earning AUM. We are no longer raising capital for the Legacy Energy Funds and expect these balances to continue to decrease over time as the funds wind down.
“Metropolitan” or “MRE” refers to Metropolitan Real Estate Management, LLC, which was included in the Global Investment Solutions business segment prior to its sale on April 1, 2021.

PART I.

ITEM 1.    BUSINESS
Overview
    Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit and Global Investment Solutions. Our teams invest across a range of strategies that leverage our deep industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Since our firm was founded in Washington, D.C. in 1987, we have grown to manage $373 billion in AUM as of December 31, 2022. Our experienced and diverse team of more than 2,100 employees includes more than 770 investment professionals in 29 offices across five continents, and we serve more than 2,900 active carry fund investors from 88 countries.
    We seek to invest with a clarity of purpose, adaptability, and alignment between our interests and the interests of our fund investors, shareholders, and other stakeholders. We continue to execute against our strategy, with a focus on the following priorities:

•Grow our business. We pursue new opportunities, both organic and inorganic, that build on our strengths in our three global business segments and further diversify our product offerings.
•Scale our platform. We identify strategies and opportunities that enable us to further scale our business, often in adjacent opportunities, such as Capital Markets and Insurance Solutions.

•Drive efficiencies across our business. We seek ways to optimize our investment process by focusing on the development of our people, continuous process improvement and unlocking the value of our data.
    Operational and strategic highlights for our firm for 2022 include:

•Assets under management grew 24% to $373 billion as of December 31, 2022 from $301 billion as of December 31, 2021, and fee-earning assets under management increased 38% to $267 billion, reflecting fundraising of $29.9 billion, as well as the impact of the strategic transactions outlined below. Perpetual Capital products now comprise $58 billion, or 22%, of our fee-earning assets under management.
•During 2022, we completed the following transactions with the goal of driving accretive growth on an inorganic basis:
◦In March 2022, we acquired the management contracts related to a portfolio of assets primarily comprised of U.S. and European CLOs as well as other assets across private credit from CBAM Partners LLC (“CBAM”), totaling $15 billion in assets under management which were integrated into our Global Credit platform.
◦In April 2022, we entered into a strategic advisory services agreement with certain subsidiaries of Fortitude to provide certain services, including business development and growth, transaction origination and execution, and capital management services. As of December 31, 2022, we had $46 billion of Perpetual Capital associated with the agreement, on which we earn a recurring management fee.
◦In August 2022, we acquired Abingworth, a life sciences investment firm, to expand our healthcare investment platform with the addition of nearly $2 billion in assets under management and a specialized team of over 20 investment professionals and advisors.
•We invested $34.8 billion in our carry funds during 2022 and realized proceeds of $33.8 billion for our carry fund investors. Our net accrued performance revenues increased to $4.0 billion as of December 31, 2022 from $3.9 billion as of December 31, 2021, despite realizing $1.0 billion in realized net performance revenues during the year, driven by carry fund appreciation of 11%, which reflects the strength of our portfolio construction, as well as the value creation activities in our portfolio.
•We remained focused on the professional development and the health and well-being of our employees in 2022. We continued to roll out several leadership development programs and implemented a well-being strategy focused on enabling employees to foster emotional, physical, financial, environmental, and social well-being.

•During 2022, with feedback received from employee surveys, we continued to reimagine our processes, office environment and business operations.
•We continued to significantly enhance our ESG and DEI efforts:
◦We became a signatory of the United Nations-backed Principles for Responsible Investment, and remain involved with several important industry initiatives in the field, including, among others, the ESG Data Convergence Initiative, the International Sustainability Standards Board Investor Advisory Group (IIAG), the Alternative Investment Management Association (AIMA) Global Responsible Investment Steering Committee, and the One Planet Private Equity Funds initiative.
◦We held a Sustainability Workshop in May 2022 that welcomed more than 60 guests from our portfolio companies and included sessions on developing resilient climate strategies and leading practices for employee engagement.
◦We continued to deepen the integration of ESG within our investment teams and portfolio companies, with ESG assessments included in most Carlyle investment decisions using proprietary due diligence tools in our GPE and Global Credit segments.
◦We invested in enhancing DEI through our second year of the DEI Incentive Awards program, where we granted approximately $2 million in awards to 70 employees from around the globe who made an impact on DEI at Carlyle.

◦We launched the DEI Leadership Network, a coalition of portfolio company CEOs around the globe to develop a peer group for shared resources and insights that can help advance DEI within their respective companies.

▪Operational and strategic highlights for our three global business segments for 2022 include:
Global Private Equity (“GPE”):
◦During 2022, GPE invested $19.9 billion across the segment, including $14.5 billion in the Americas, $2.7 billion in Europe, and $2.7 billion in Asia.
◦Our GPE funds realized proceeds of $22.5 billion for our GPE carry fund investors in 2022, across a mix of trade-sales, public market block trades, recapitalizations, and dividends.
◦During 2022, we raised $10.6 billion in new capital commitments for our GPE funds, which included the launch of our fifth Europe technology fund (“CETP V”) and our second renewable energy fund (“CRSEF II”).
Global Credit:
◦In total, we raised $15.3 billion in new capital commitments to our Global Credit products during 2022, and doubled overall AUM to $146.3 billion, reflecting fundraising as well as the impact of the CBAM and Fortitude transactions on capital formation.
◦In our CLO business, we closed $2.7 billion of new CLOs in the U.S. and $1.2 billion of new CLOs in Europe during 2022. Including the impact of the CBAM transaction, we have $48.6 billion of total AUM across all of our CLOs at December 31, 2022, an increase in CLO AUM of 47% over 2021.
◦In Carlyle Aviation Partners, we completed the acquisition of AMCK Aviation’s portfolio of aircraft, including 145 narrow-body aircraft.
◦We had continued strength in direct lending, executing $3.9 billion of gross originations in 2022, which included originations from a newly launched evergreen fund (“CDLF”).

Global Investment Solutions:
◦During 2022, we raised $4.0 billion in capital commitments, including over $3.5 billion in capital commitments to separately managed accounts, and deployed $6.6 billion in investments across our Global Investment Solutions platform. Our portfolio appreciated 6% (4% excluding the positive impact of foreign currency translation) during the year and we realized proceeds of $7.2 billion for our Global Investment Solutions investors.
Business Segments
    We operate our business across three segments: (1) Global Private Equity, (2) Global Credit and (3) Global Investment Solutions. Information about our segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
    Global Private Equity
    Our GPE segment advises our buyout, growth, real estate, infrastructure and natural resources funds. Across our GPE funds, as of December 31, 2022, we had investments in more than 300 active portfolio companies that employ more than 1.3 million people around the world. Our GPE teams have the following areas of focus:
Corporate Private Equity. Our corporate private equity teams advise a diverse group of funds that invest in transactions that focus either on a particular geography or strategy. Our buyout funds focus on corporate buyouts and strategic minority investments. The investment mandate for our growth capital funds is to seek out companies with the potential for disruptive growth. Our core strategy seeks longer duration private equity opportunities, targeting stable businesses with sustainable market leadership, which have opportunities for operational improvement. Our corporate private equity funds are advised by teams of local professionals who live and work in the markets where they invest. In 2022, we invested $12.8 billion in new and follow-on investments through our corporate private equity funds. As of December 31, 2022, our corporate private equity funds had, in the aggregate, $105.4 billion in AUM.
     Real Estate. Our real estate team advises real estate funds that invest in the U.S. and Europe, with a focus on a broad range of opportunities including residential properties, senior living facilities, industrial properties, and self-storage properties, but have limited our exposure to office buildings, hotels and retail properties. Our real estate funds generally focus on acquiring single-property assets rather than large-cap companies with real estate portfolios and made more than 1,450 investments in more than 700 cities or metropolitan statistical areas around the world from inception through December 31, 2022. As of December 31, 2022, our real estate funds managed, in the aggregate, $30.3 billion in AUM.
    Infrastructure & Natural Resources. Our active infrastructure and natural resources funds focus on infrastructure and energy investing. Our infrastructure business is comprised of teams that invest in six primary sectors: renewables, energy infrastructure, water and waste, transportation, digital infrastructure, and power generation. Our energy activities focus on buyouts, growth capital investments and strategic joint ventures in the midstream, upstream, downstream, energy and oilfield services sectors around the world. Our international energy investment team focuses on investments across the energy value chain outside of North America. We conduct our North American energy investing through our strategic investment in NGP, a Texas-based energy investor. As of December 31, 2022, we managed $27.3 billion in AUM through our infrastructure and natural resources funds.
The following table presents certain data about our Global Private Equity segment as of December 31, 2022 (dollar amounts in billions).

AUM(1)	% of Total AUM	Fee-earning AUM	Active Investments	Active Funds(3)	Available Capital	Investment Professionals(2)	Amount Invested Since Inception	Investments Since Inception
$163	44%	$108	868	71	$39	442	$216	2,436

(1)Total AUM includes NGP, which advises seven funds with $12.7 billion in AUM as of December 31, 2022. Through our strategic partnership with NGP, we are entitled to 55% of the management fee-related revenue of the NGP entities that serve as advisors to the NGP Energy Funds, and an allocation of income related to the carried interest received by the fund general partners of the NGP Carry Funds.
(2)Total GPE investment professionals excludes NGP employees.
(3)Active GPE funds includes seven NGP Carry Funds advised by NGP. We do not control NGP, and we do not serve as an investment adviser to the NGP funds.
Global Credit
    Our Global Credit segment, which had $146.3 billion in assets under management as of December 31, 2022, advises products that pursue investment strategies across the credit spectrum, including: liquid credit, illiquid credit, and real assets credit, as well as platform initiatives such as Carlyle Tactical Private Credit Fund (“CTAC,” or the “Interval Fund”). Global Credit, which also includes our Insurance Solutions and Global Capital Markets businesses, has been Carlyle’s fastest-growing segment in the past four years, with total AUM nearly doubling in 2022 alone. Since our establishment in 1999, these various capital sources provide the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of our 233 investment professionals and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers.
    Primary areas of focus for our Global Credit platform include:
Liquid Credit
•Loans and Structured Credit. Our structured credit funds invest primarily in performing senior secured bank loans through CLOs and other investment vehicles. In 2022, in addition to our acquisition of the management contracts on the CBAM portfolio, we closed six new U.S. CLOs and three CLOs in Europe with an aggregate size of $2.7 billion and $1.2 billion, respectively. As of December 31, 2022, our loans and structured credit team advised structured credit funds totaling $50.4 billion in AUM.
Illiquid Credit
•Direct Lending. Our direct lending business includes our business development companies (“BDCs”) that invest primarily in middle market first-lien loans (which include unitranche, “first out” and “last out” loans) and second-lien loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $25 million to $100 million, that lack access to the broadly syndicated loan and bond markets. As of December 31, 2022, our direct lending investment team advised AUM totaling $9.4 billion.
•Opportunistic Credit. Our opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt-like instruments, as well as preferred and common equity. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). In certain investments, our funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2022, our opportunistic credit team advised products totaling $12.8 billion in AUM.
Real Assets Credit
•Aircraft Finance. Carlyle Aviation Partners is our multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment throughout the commercial aviation industry. As of December 31, 2022, Carlyle Aviation Partners had approximately $11.5 billion in AUM across carry funds, securitization vehicles, liquid strategies, and other vehicles.
•Infrastructure Debt. Our Infrastructure debt team invests primarily in directly originated and privately negotiated debt instruments related to global infrastructure projects, primarily in the power, energy, transportation, water/waste, telecommunications and social infrastructure sectors. The team focuses primarily on senior, subordinated, and mezzanine debt and seeks to invest primarily in developed markets within the Organization for Economic Cooperation and Development (“OECD”). As of December 31, 2022, our infrastructure debt team managed $3.7 billion in AUM.

Other Credit
•Platform Initiatives. Our platform initiatives include CTAC, our closed-end interval fund which invests across Carlyle’s entire credit platform, as well as cross-platform separately managed accounts which are tailored to invest across Carlyle’s credit platform based on the specific investment needs of individual investors. These products also include structured solutions which focus on private, primarily investment-grade investments, backed by assets with contractual cash flows. As of December 31, 2022, the Global Credit platform initiatives represented $6.1 billion in AUM.
•Insurance Solutions. Carlyle Insurance Solutions (“CIS”) combines our deep insurance expertise with portfolio construction capabilities, capital sourcing and asset origination strengths to provide comprehensive liability funding and reinsurance, asset management and advisory solutions for (re)insurance companies and fund investors. The CIS team oversees the investment in Fortitude, as well as the strategic advisory services agreement with certain subsidiaries of Fortitude. As of December 31, 2022, AUM related to capital raised from third-party investors to acquire a controlling interest in Fortitude was $5.7 billion. As of December 31, 2022, AUM related to the strategic advisory services agreement was $45.2 billion, including the net asset value of investments in Carlyle products, which is also reflected in the AUM and Fee-earning AUM of the strategy in which they are invested. Fortitude and certain Fortitude reinsurance counterparties have committed approximately $9.2 billion of capital to-date to various Carlyle strategies.
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
    The following table presents certain data about our Global Credit segment as of December 31, 2022 (dollar amounts in billions).

AUM	% of Total AUM	Fee-earning AUM	Active Funds	Investment Professionals
$146	39%	$121	122	233

    Global Investment Solutions
    Our Global Investment Solutions segment, established in 2011, provides comprehensive investment opportunities and resources for our investors and clients to build private equity portfolios through fund of funds, secondary purchases or financings of existing portfolios and managed co-investment programs. Global Investment Solutions executes these activities through AlpInvest, one of the world’s largest investors in private equity.
    The primary areas of focus for our Global Investment Solutions teams include:

•Private Equity Secondary and Portfolio Finance Investments. Funds managed by AlpInvest build an investment portfolio of private equity owned assets through the acquisition of limited partnership interests in the secondary market and other types of transactions such as fund recapitalizations, portfolio restructurings and spin-outs, and portfolio financings. Private equity investors who desire to sell or restructure their pre-existing investment commitments to a fund may negotiate to sell the fund interests to AlpInvest. In this manner, AlpInvest’s secondary and portfolio finance investments team provides the full range of liquidity and restructuring solutions from debt to equity for third-party private equity investors. As of December 31, 2022, our secondary and portfolio finance investments program totaled $21.0 billion in AUM.

•Private Equity Co-investments. AlpInvest invests alongside other private equity and mezzanine funds in which it or certain AlpInvest limited partners typically has a primary fund investment throughout Europe, North America and Asia. These investments are generally made when an investment opportunity is too large for a particular fund and the sponsor of the fund therefore seeks to raise additional “co-investment” capital from sources such as AlpInvest. As of December 31, 2022, our co-investment programs totaled $17.2 billion in AUM.

•Private Equity Fund Investments. Our fund of funds vehicles advised by AlpInvest make investment commitments directly to buyout, growth capital, venture and other alternative asset funds advised by other general partners. As of December 31, 2022, AlpInvest advised $25.1 billion in AUM in private equity fund investments.
    The following table presents certain data about our Global Investment Solutions segment as of December 31, 2022 (dollar amounts in billions).

AUM(1)	% of Total AUM	Fee-earning AUM	Fund Vehicles	Available Capital	Investment Professionals	Amount Invested Since Inception
$63	17%	$38	350	$20	96	$87

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

Investment Approach
Global Private Equity
    The investment approach of our GPE teams is generally characterized as follows:

•Consistent and Disciplined Investment Process. We believe our successful investment track record is the result, in part, of a consistent and disciplined application of our investment process. Investment opportunities for our GPE funds are initially sourced and evaluated by one or more of our deal teams. Deal teams consistently strive to be creative and look for deals in which we can leverage Carlyle’s competitive advantages, sector experience and the global platform. The due diligence and transaction review process places a special emphasis on, as appropriate and among other considerations, the reputation of a target company’s shareholders and management, the company’s or asset’s size and sensitivity of cash flow generation, the business sector and competitive risks, the portfolio fit, exit risks and other key factors specific to a particular investment. In evaluating each deal, we consider what expertise or experience we can bring to the transaction to enhance value for our investors. Each investment opportunity must secure approval from the investment committee of the applicable investment fund to move forward. To help ensure consistency, we utilize a standard investment committee process across our GPE funds, although NGP follows its own policies and procedures with respect to its advised funds. The investment committee approval process involves a detailed review of the transaction and investment thesis, business, risk factors and diligence issues, as well as financial models.
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

•Driving Value Creation. Our GPE teams seek to make investments in portfolio companies and assets in which our particular strengths and resources may be employed to their best advantage. Typically, as part of a GPE investment, our investment teams will prepare and execute a systematic value creation plan that is developed during a thorough due diligence effort and draws on the deep resources available across our global platform, specifically relying on:

◦Reach. Our global team and global presence enables us to support international expansion of our operating companies’ efforts and global supply chain initiatives.

◦Expertise. Our deep bench of investment professionals and industry specialists provide extensive sector-specific knowledge and local market expertise. Our investment teams benefit from best-in-class support services and infrastructure provided through the global Carlyle organization. Carlyle’s overall infrastructure and support services cover the full range of administrative functions, including fund management, accounting, legal and compliance, human resources, information technology, tax, and external affairs. Additionally, where appropriate we may seek to partner with third parties whose sector or market expertise may enhance our value creation in an investment. For example, in our U.S. real estate funds we may partner with joint venture partners or managers with significant operational expertise and/or deal sourcing capabilities.

◦Insights. To supplement our investment expertise, we have retained a group of more than 51 operating executives and advisors as independent consultants to work with our investment teams, provide board-level governance and support and advise our portfolio companies. These operating executives and advisors are typically former CEOs and other high-level executives of some of the world’s most successful corporations and currently sit on the boards of directors of a diverse mix of companies. Operating executives and advisors are independent consultants and are not Carlyle employees. Operating executives and advisors are often engaged by Carlyle primarily to assist with deal sourcing, due diligence and market intelligence. Operating executives and advisors may also be engaged and compensated by our portfolio companies as directors or to otherwise advise portfolio company management.

◦Data. The goal of our research function is to extract as much information as possible from our portfolio about the current state of the economy and its likely evolution over the near-to-medium term. Our corporate private equity investment portfolio includes 214 active corporate investments as of December 31, 2022, across a diverse range of industries and geographies that each generate multiple data points (e.g., orders, shipments, production volumes, occupancy rates, bookings). By evaluating this data on a systematic basis, we work to identify the data with the highest correlation with macroeconomic data and map observed movements in the portfolio to anticipated variation in the economy, including changes in growth rates across industries and geographies. We incorporate this proprietary data into our investment portfolio management strategy and exit decisions on an ongoing basis. We believe this robust data gives us an advantage over our peers who do not have as large of a global reach.
◦Talent and Organization Performance. Our investment professionals work to enhance leadership and organizational effectiveness through proprietary and third-party data-driven assessments, best-practice playbooks, and knowledge-sharing forums.
◦Pursuing Best Exit Alternatives. In determining when to exit an investment, our investment teams consider whether a portfolio company or asset has achieved its objectives, the financial returns (both gross MOIC and net IRR) and the appropriate timing in industry cycles and company or asset development to strive for the optimal value. Each fund’s investment committee approves all exit decisions.

◦Value Creation. Our Global Portfolio Solutions team helps to translate our collaborative culture into services and operational capabilities supporting our investment process and portfolio companies and assets. Our approach ensures that Carlyle’s global network, deep industry knowledge and operational expertise are used to support and enhance our investments.
▪Information Technology Resources. We have established an information technology capability that contributes to due diligence, portfolio company strategy and portfolio company operations. The capability includes dedicated information technology and business process resources, including assistance with portfolio company risk assessments and enhanced deal analytics.
▪Digital. Given the increasing importance of digital tools and resources across the global economy, we have established a dedicated group focused exclusively on identifying, developing and implementing digital transformation strategies to help drive growth, unlock value, and drive efficiencies across our portfolio companies.
▪Procurement. We have developed a leveraged purchasing effort to provide portfolio companies with effective sourcing programs with better pricing and service levels to help create operating value. This program seeks to drive down costs and provide better service on common indirect spend categories and disseminate best practices on managing functional spend in the areas of human capital management, employee benefits, corporate real estate, information technology and treasury and risk. As of December 31, 2022, over 150 portfolio companies are actively participating in the optional program, benefiting from more than 100 category arrangements and preferred vendor arrangements.
▪ESG. We are committed to the principle that building a better business means investing responsibly and engaging in the communities where we work and invest. As a responsible global organization dedicated to driving value by seeking to serve its stakeholders, Carlyle has made it a priority to invest in a framework and the necessary resources for understanding, monitoring and managing environmental, social and governance (“ESG”) risks and opportunities across our portfolio. We believe ESG provides an additional lens to help us assess and mitigate risks, and identify and capitalize on potential opportunities.
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

•Conduct Fundamental Due Diligence and Perform Capital Structure Analyses. After an opportunity is identified, our Global Credit investment professionals conduct fundamental due diligence to determine the relative value of the potential investment and capital structure analyses to determine credit worthiness. Our due diligence approach typically incorporates meetings with management, company facility visits, discussions with industry analysts and consultants and an in-depth examination of financial results and projections. In conducting due diligence, our Global Credit team employs an integrated, cross-platform approach with industry-dedicated credit research analysts and non-investment grade expertise across the capital structure. Our Global Credit team also seeks to leverage resources from across the firm, utilizing information obtained from our nearly 300 active portfolio companies and lending relationships, 20 credit industry research analysts, and in-house government affairs and economic research teams. We utilize a proprietary ESG materiality assessment tool across our Global Credit platform to help our investment professionals efficiently understand a company’s or asset’s exposure to material ESG risks as part of the due diligence process.

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

•Risk Minimization. Our Global Credit team seeks to make investments in companies that are well-positioned to weather downturns and/or below-plan performance. The team works to structure investments with strong financial covenants, frequent reporting requirements and board representation, if possible. Through board representation or observation rights, our Global Credit team works to provide a consultative, interactive approach to equity sponsors and management partners as part of the overall portfolio management process. In our CLO business, our liquid credit team uses an in-house risk and analytics platform to monitor and analyze our portfolio, and repositions the portfolio as appropriate. The analytics platform is also used to generate sensitivity analysis for critical risk factors such as default rates, prepayment rates and liquidation prices.
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

Our Global Investment Offerings
    The following table provides a breakout of the product offerings and related acronyms included in our total assets under management of $373 billion as of December 31, 2022 for each of our three global business segments (in billions):

Global Private Equity[1]	$163.1	Global Credit	$146.3
Corporate Private Equity	$105.5	Insurance [5]	$51.4
U.S. Buyout (CP)	52.5	Liquid Credit	$50.4
Europe Buyout (CEP)	11.5	U.S. CLOs	37.1
Asia Buyout (CAP)	11.2	Europe CLOs	11.4
Carlyle Global Partners (CGP)	6.5	Revolving Credit	1.9
Europe Technology (CETP)	6.2	Illiquid Credit	$22.2
U.S. Growth (CP Growth / CEOF)	4.2	Opportunistic Credit (CCOF / CSP)	12.8
Japan Buyout (CJP)	3.4	Direct Lending [6]	9.4
Life Sciences (ABV / ACCD)	1.7	Real Assets Credit	$16.1
Other [2]	8.3	Aviation (SASOF / CALF)	11.5
Real Estate	$30.3	Infrastructure (CICF)	3.7
U.S. Real Estate (CRP)	19.2	Other [7]	1.0
Core Plus Real Estate (CPI)	8.0	Platform Initiatives and Other Products	$6.1
International Real Estate (CER)	3.1	Carlyle Tactical Private Credit (CTAC)	2.0
Infrastructure & Natural Resources	$27.3	Other Platform Initiatives and Products	4.1
NGP Energy [3]	12.7	Global Investment Solutions	$63.3
International Energy (CIEP)	8.1	Secondary and Portfolio Finance Investments	$21.0
Infrastructure & Renewable Energy [4]	6.5	Co-Investments	$17.2
		Primary Fund Investments	$25.1

Note: All amounts shown represent total assets under management as of December 31, 2022, and totals may not sum due to rounding. In addition, certain carry funds included herein may not be included in fund performance if they have not made an initial capital call or commenced investment activity.
(1)Global Private Equity also includes assets under management in funds which we jointly advise with Riverstone Holdings L.L.C. (the “Legacy Energy funds”). The impact of these funds is no longer significant to our results of operations.
(2)Includes our Financial Services (CGFSP), Asia Growth (CAP Growth / CAGP), Sub-Saharan Africa Buyout (CSSAF), South America Buyout (CSABF), Peru Buyout (CPF), MENA Buyout and Ireland Buyout (CICF) funds, as well as platform accounts which invest across Corporate Private Equity strategies.
(3)NGP Energy funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser. We do not serve as an investment adviser to those funds.
(4)Includes our Infrastructure (CGIOF), Renewable Energy (CRSEF) and Power funds (CPP / CPOCP).
(5)Includes Carlyle FRL, capital raised from a strategic third-party investor which directly invests in Fortitude alongside Carlyle FRL, as well as the fair value of the general account assets covered by the strategic advisory services agreement with Fortitude.
(6)Includes our business development companies (CSL / CARS) and our newly launched evergreen fund (CDLF).
(7)Includes our Energy Credit (CEMOF) and Real Estate Credit (CNLI) funds.
Organizational Structure
    On January 1, 2020, we completed our conversion from a Delaware limited partnership named The Carlyle Group L.P. into a Delaware corporation named The Carlyle Group Inc. Our common stockholders are entitled to one vote per share and to vote on all matters on which stockholders of a corporation are generally entitled to vote on under Delaware General Corporation Law (“DGCL”), including the election of our Board of Directors.
    In connection with the Conversion, senior Carlyle professionals and certain of the other former limited partners of Carlyle Holdings who became holders of shares of common stock in connection with the Conversion were generally required to grant an irrevocable proxy to Carlyle Group Management L.L.C., which is wholly owned by our founders and other senior Carlyle professionals. See Item 1A “Risk Factors—Risks Related to Our Common Stock—Carlyle Group Management L.L.C. has significant influence over us and its interests may conflict with ours or yours.”

Limited Partner Relations
Our diverse and sophisticated investor base includes more than 2,900 active investors in our products located in 88 countries. Included among our many longstanding fund investors are pension funds, sovereign wealth funds, insurance companies and high net worth individuals in the United States, Asia, Europe, the Middle East and South America.
We have a dedicated in-house investor relations group that strives to cultivate long-term, strategic partnerships with our limited partners. Our team combines strong segment sales with firm-level strategy and coordination to bring the best of Carlyle to our limited partners. Each segment team consists of a combination of geographically focused professionals and dedicated product specialists who collaborate to deliver on investor needs. Segment teams are supported by a central staff responsible for data analytics and additional fulfillment responsibilities. In addition, our Carlyle Private Wealth team is dedicated to fundraising in the private wealth channel globally, and is organized regionally within each of its three constituent segments: Family Wealth, Wealth Management and National Accounts.
Our Investor Relations professionals are in regular dialogue with our fund investors, enabling us to monitor investor preferences and tailor future fund offerings to meet investor demand. We seek to secure a first-mover advantage with key investors, often by establishing a local presence and providing a broad and diverse range of investment opportunities. We continually endeavor to expand our partnerships by sharing our insights and perspectives on the market and investment environment, as well as discussing how we can help the investor achieve their objectives. We continue to use technology to augment our fund transparency and communication around insights as well as facilitate consistent dialogue through both virtual and in-person meetings and events. This partnership approach to fundraising has been critical in raising $81.2 billion over the past two years.
As of December 31, 2022, approximately 94% of commitments (by dollar amount) were from investors who are committed to more than one product and approximately 76% of commitments (by dollar amount) were from investors who are committed to more than five products. We believe the loyalty of our carry fund investor base, as evidenced by our substantial number of multi-fund relationships, enhances our ability to raise new funds and successor funds in existing strategies.
Investor Services
    We have a team of 790 investor services professionals worldwide. The investor services group performs a range of functions to support our investment teams, LP relations group and the corporate infrastructure of Carlyle. Our investor services professionals provide an important control function, ensuring that transactions are structured pursuant to the partnership agreements, assisting in global regulatory compliance requirements and investor reporting to enable investors to easily monitor the performance of their investments. We have devoted substantial resources to creating comprehensive and timely investor reports, which are increasingly important to our investor base. The investor services group also works closely with the investment teams throughout each fund’s lifecycle, from fund formation and investments to portfolio monitoring and fund liquidation. We maintain an internal global legal and compliance team, which includes 40 professionals and a government relations group of five professionals with a presence around the globe as of December 31, 2022.
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

    Each investment fund and in the case of our separately managed accounts, the client, engages an investment adviser. Carlyle Investment Management L.L.C. (“CIM”) or one of its subsidiaries or affiliates serves as an investment adviser for most of our carry funds and is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Carlyle Global Credit Investment Management L.L.C. (“CGCIM”) is an affiliate of CIM and serves as investment adviser for most of our Global Credit carry funds, as well as two of our BDCs and the Interval Fund and is registered under the Advisers Act. The business of Carlyle Aviation Partners includes investment funds organized to invest in certain aviation-related securities and physical assets (including aircraft, engines and components), and certain of the advisers and general partners of such funds are currently not registered under the Advisers Act or otherwise operated in reliance on another entity’s registration under the Advisers Act. Our investment advisers are generally entitled to a management fee from each investment fund for which they serve as investment advisers. For a discussion of the management fees to which our investment advisers are entitled across our various types of investment funds, see “Incentive Arrangements / Fee Structure” below.
    Investment funds themselves typically do not register as investment companies under the Investment Company Act of 1940, as amended (the “1940 Act” or the “Investment Company Act”), in reliance on Section 3(c) or Section 7(d) thereof. Section 3(c)(7) of the 1940 Act exempts from the 1940 Act’s registration requirements investment funds whose securities, at the time of acquisition of such securities, are owned by “qualified purchasers” as defined under the 1940 Act who purchase their interests in a private placement. Section 3(c)(1) of the 1940 Act exempts from the 1940 Act’s registration requirements privately placed investment funds whose securities are beneficially owned by not more than 100 persons and who purchase their interests in a private placement. In addition, under certain current interpretations of the U.S. Securities and Exchange Commission (“SEC”), Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement. Certain of our investment funds, however, rely on other exemptions from the 1940 Act or register as investment companies under the 1940 Act or elect to be regulated as BDCs under the 1940 Act.
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

    With respect to our closed-end Global Private Equity and Global Credit carry funds, investors generally agree to fund their commitment over a period of time. For such carry funds, the commitment period generally runs until the earliest of (i) the sixth anniversary of either the effective date (as defined in the applicable limited partnership agreement), or the initial closing date; (ii) the fifth anniversary of the final closing date of the fund; (iii) the date the general partner cancels the investors’ obligation to fund capital contributions due to changes in applicable laws, business conditions or when at least a significant portion (which may range between 75% and 90%) of the capital commitments to the fund have been invested, committed or reserved for investments; (iv) the date a supermajority in interest (based on capital commitments) of investors vote to terminate the commitment period; or (v) the occurrence of a Key Person Event, unless upon any of these events the investors vote to continue the commitment period. Following the termination of the commitment period, an investor generally will be released from any further obligation with respect to its undrawn capital commitment except to the extent necessary to pay partnership expenses and management fees, fund outstanding borrowings and guarantees, complete investments with respect to transactions committed to prior to the end of the commitment period and make follow-on investments in existing investments (collectively, the “post-termination obligations”). Generally, an investor’s obligation to fund follow-on investments continues following the end of the commitment period, although certain funds do not have a time limit and there may be limitations on how much the fund is permitted to fund for such follow-on investments. In those funds where such limitations exist, they generally range from 15-20% of the fund’s aggregate capital commitment.
    For the latest generation of our closed-end real estate funds, the length of the commitment period varies from fund to fund, typically running for a period of between two and five years from the final closing date, provided that the general partner may unilaterally extend such expiration date for one year and may extend it for another year with the consent of a majority of the limited partners for that fund. Investors in the latest generation of our closed-end real estate funds are also obligated to continue to make capital contributions with respect to follow-on investments and to repay indebtedness for a period of time after the original expiration date of the commitment period, as well as to fund partnership expenses and management fees during the life of the fund.

    The term of each of the closed-end Global Private Equity and Global Credit carry funds generally will end 10 years from the initial closing date, or in some cases, from the final closing date, but such termination date may be earlier in certain limited circumstances (e.g., six years, in the case of certain Carlyle Aviation Partners funds) or later if extended by the general partner (in many instances with the consent of a majority in interest (based on capital commitments) of the investors or the investment advisory committee) for successive one-year periods, typically up to a maximum of two years. Certain of such investment funds may have a longer initial termination date (such funds, “longer-dated funds”), such as 15 years from the final closing date, or may be open-ended.
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
Incentive Arrangements / Fee Structure
    Fund Management Fees. We provide management services to funds in which we hold a general partner interest or with which we have an investment advisory agreement. For closed-end carry funds in the Global Private Equity and Global Credit segments, management fees generally range from 1.0% to 2.0% of commitments during the fund’s commitment period. With respect to Global Private Equity carry funds, such management fees are generally based on limited partners’ capital commitments to the funds and with respect to Global Credit carry funds, such management fees are generally based on limited partners’ invested capital. Following the expiration or termination of the commitment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charged may also be reduced. These terms may vary for separately managed accounts, open-end funds and longer-dated carry funds and other closed end funds. The investment adviser will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending on the contracted terms of the investment advisory agreement and related agreements, these fees are generally called semi-annually in advance. For certain open-end and longer-dated carry funds, management fees are called quarterly in arrears over the life of the funds.
    Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.4% to 0.5% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The investment advisers will receive management fees for the CLOs until redemption of the securities issued by the CLOs. Management fees for the BDCs are due quarterly in arrears at annual rates that range from 1.00% of net asset value (as adjusted for capital called, dividends reinvested, distributions paid and issuer share repurchases made) to 1.5% of gross assets (excluding cash and cash equivalents). Management fees for the Interval Fund are due monthly in arrears at the annual rate of 1.0% of the month-end value of the Interval Fund’s net assets. Carlyle Aviation Partners’ funds have varying management fee arrangements depending on the strategy of the particular fund. Under the strategic advisory services agreement with Fortitude, the Company earns a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability and which is due quarterly in arrears.
    The investment advisers of our Global Investment Solutions carry funds generally receive an annual management fee that ranges from 0.25% to 1.0% of the fund’s capital commitments or its committed capital to investments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period, the management fees generally range from 0.25% to 1.0% on (i) net invested capital; (ii) the lower of cost or net asset value of the capital invested; or (iii) the net asset value for unrealized investments. In some cases, management fees are charged based on net invested capital of underlying investments for the entire duration of the applicable Global Investment Solutions carry funds. The management fees we receive from our Global Investment Solutions carry fund vehicles typically are payable quarterly in advance.
    Our equity interest in NGP entitles us to an allocation of income equal to 55% of the management fee-related revenues of the NGP entities that serve as advisors to the NGP Energy Funds.
    The general partners or investment advisers to certain of our Global Private Equity and Global Credit carry funds from time to time receive customary transaction fees upon consummation of many of our funds’ acquisition transactions, receive monitoring fees from many of their portfolio companies following acquisition and may from time to time receive other fees in connection with their activities. The ongoing monitoring fees that they receive are generally calculated either as a fixed amount or as a percentage of a specified financial metric of a particular portfolio company. The transaction fees that they receive are generally calculated either as a fixed amount or as a percentage (that generally ranges up to 1%, but may exceed 1% in certain circumstances) of the total enterprise value or capitalization of the investment. The management fees charged to investors in our carry funds are generally reduced by 80% to 100% of the allocable portions of such transaction fees, monitoring fees, and certain other fees that are received by the general partners and their affiliates. For our most recent vintages, management fees are generally not offset by fees received by Carlyle Global Capital Markets (“GCM”) in connection with capital markets activities.
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
    The receipt of carried interest in respect of investments of our carry funds is dictated by the terms of the partnership agreements that govern such funds, which generally allow for carried interest distributions in respect of an investment upon a realization event after satisfaction of obligations relating to the return of capital from all realized investments, any realized losses, allocable fees and expenses and the applicable annual preferred return. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of; (ii) certain costs borne by the investors have been reimbursed; (iii) the investment fund’s cumulative returns are in excess of the preferred return; and (iv) we have decided to collect carry rather than return additional capital to investors. Distributions to eligible senior Carlyle professionals in respect of such carried interest are generally made shortly thereafter. Our decision to realize carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to investors and the length of time the fund has been in carry, as well as other qualitative measures. Our Global Investment Solutions funds are not eligible for carried interest distributions until all capital contributions for investments and expenses and the preferred return hurdle have been returned. Although Carlyle has seldom been obligated to pay a giveback obligation, such obligation, if any, in respect of previously realized carried interest, is generally determined and due upon the winding up or liquidation of a carry fund pursuant to the terms of the fund’s partnership agreement, although in certain cases the giveback is calculated at prior intervals.
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
    As noted above, in connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have advised or funds advised by our competitors. See Item 1A “Risk Factors—Risks Related to Our Business Operations—Risks Related to the Assets We Manage—Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
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
    Minimum general partner capital commitments to our investment funds are determined separately with respect to each investment fund. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. See Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information regarding our minimum general partner capital commitments to our funds. Our general partner capital commitments are funded with cash and not with carried interest or through a management fee waiver program.

Employees
    We believe that one of the strengths and principal reasons for our success is the quality and dedication of our people. As of December 31, 2022, we employed more than 2,100 individuals, including over 770 investment professionals, located in 29 offices across five continents.
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
Diversity, Equity and Inclusion

We are committed to growing and cultivating an environment that fosters diversity, equity and inclusion (“DEI”) and values the diverse perspectives, backgrounds, experiences and geographies of our employees and other stakeholders. We seek to promote greater diversity among our employees, enhance knowledge and understanding of key DEI issues, reward progress on our DEI goals and foster an environment where our employees and stakeholders feel included and valued for their diverse experiences and perspectives. We strive to embed DEI into everything we do by leveraging our spheres of influence. As we ignite action within Carlyle, our investments, and the business community, we are making strides in DEI in the near term and laying the foundation for even greater impact into the future.
Carlyle. A focus on DEI efforts is embedded into the highest levels of our firm, including our Board of Directors, and is guided by our DEI Council, comprised of members of our executive team, as well as key senior leaders across the globe. We strive to create a workplace culture that enhances our ability to recruit, develop and retain talent from a broad set of backgrounds and experiences and, to this end, we asked all of our employees to set a personal DEI objective beginning in 2021, a practice which we continued in 2022. Inclusive leadership is one of our core leadership competencies, and the DEI Council is involved in reviewing the promotion process for our senior personnel. All of our employees who were nominated for promotion to a Managing Director or Partner role during 2022 were evaluated on their inclusive leadership and management skills. To continue to enhance inclusive decision-making, during 2022 we continued the “Better Decisions” initiative that launched in 2019, which provides education, practical tools and guidance to build awareness of unconscious bias and to mitigate its negative effects. Over 1,500 of our employees have participated in in-person or virtual sessions of this program. In addition to these initiatives, we encourage our employees to engage with and support one another through our global Employee Resource Groups, which include DiverseAbility, LGBTQ+, Multicultural, Veterans, Women, Working Parents and NextGen groups, that were formed to cultivate and retain a diverse, equitable and inclusive workforce.
During 2022, we invested in enhancing DEI through our second year of the DEI Incentive Awards program, pursuant to which we granted approximately $2 million in awards to 70 employees from around the globe who made an impact on DEI at Carlyle by developing our people, attracting and recruiting talent, building an inclusive culture and/or furthering board diversity at our portfolio companies. Award recipients were nominated by their peers, reviewed by group heads and confirmed by the DEI Council. We also launched the DEI Leadership Network, a coalition of portfolio company CEOs around the globe to develop a peer group for shared resources and insights that can help advance DEI within their respective companies.
Business and Community. The communities we touch provide us with an opportunity to drive change. As part of ongoing efforts to elevate DEI within our industry, Carlyle strives to improve diversity and promote an inclusive culture for women and underrepresented professionals within the industry. Carlyle is a founding signatory to the Institutional Limited Partners Association’s Diversity in Action initiative and has joined the Milken Institute as a strategic partner and first underwriter for the DEI in Asset Management Program, which was created to improve recruitment, retention and advancement for women and persons who are Black, Indigenous and People of Color within the asset management industry. In addition, we have received a perfect score for five consecutive years on the Human Rights Campaign Corporate Equality Index, which recognizes corporate efforts to support LGBTQ+ employees. Carlyle is also a member of the 30% Coalition, which works to achieve diversity in senior leadership and the corporate boardroom. Moreover, we have partnerships with organizations such as the 10,000 Black Interns Programme in the UK, Level 20, Out for Undergrad and the Diversity & Inclusion in Asia Network.

Employee Engagement

We routinely evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity and efficiency. During 2020, we introduced a robust feedback training and communication campaign to deliver real-time feedback, as well as more frequent formal performance conversations and launched a new, more streamlined performance management system, which we continued into 2022. In order to measure employee engagement, we conduct an annual engagement survey as well as other pulse surveys throughout the year. We have continued to focus on the satisfaction and wellness of our employees over the past year, and we plan to continue to use annual and pulse surveys to evaluate our performance and guide our decision-making.

We are also continuing to expand our employee training programs, including those focused on enhancing management and leadership capability at all levels of the firm. These programs include the Future Leaders Academy for new Managing Directors, the Career Strategies Initiative for Vice President and Principal-level underrepresented professionals, which is a virtual sponsorship program for underrepresented professionals, the Leadership Principles program for Principals and Directors, the Better Leaders Program for Vice Presidents and Associate Directors and the Better Managers Program for Senior Associates, Associate Vice Presidents, Managers and Associates. We also continue to support a global mentoring program. In 2022, we launched MentorcliQ, a user-friendly platform that offers a personalized experience for mentees and mentors. We also conducted in-person analyst and associate training in August 2022 for our largest ever class of investment professionals.
Compensation and Benefits
We believe that equitable compensation and incentive programs are critical to hiring and retaining highly qualified people. We seek to provide a pay and benefits package that is competitive within the local marketplace for our industry to reward and retain our employees and attract and retain talent. Compensation comprises a base salary for salaried employees and compensation per hour for hourly employees in connection with satisfying the daily expectations of their roles. Our annual discretionary performance-based cash bonus program is a significant component of our compensation program and rewards employees based on firm, segment, investment fund, department and individual performance to directly align our employees with our financial performance and strategic goals. To further align the interests of our employees with our stockholders and to cultivate a strong sense of ownership and commitment to our firm, certain employees also are eligible to receive awards of restricted stock units and/or participate in our other long-term incentive programs.
The success of our business is fundamentally connected to the well-being of our people. We are committed to their health, safety and wellness and seek to provide benefits that are locally relevant for our global employees. For example, our U.S. benefits programs include health and welfare benefits (including healthcare, dental benefits and vision benefits, among others), retirement offerings (including employer matching contributions, subject to eligibility requirements), an Employee Assistance Program, family and caregiver-oriented benefits and commuting benefits, among other benefits. In addition, we have various time-off policies for eligible employees for sick leave, vacation leave, personal days, paid holidays and paid parental leave. We also seek to provide strong benefits programs globally in line with local market practices.
Consistent with our guiding principle that building better businesses means investing responsibly and engaging in the communities where we work and invest, we encourage our employees to get involved where they live, work and invest through our volunteer and wealth sharing programs. In 2022, more than 270 Carlyle employees gave over 400 philanthropic gifts, which we matched. These gifts supported over 170 nonprofit organizations globally. Carlyle employees also put their time and expertise to work through volunteer activities across our offices.
Employee Wellness
We believe that a key component to investing in our employees is investing in their wellness. We focus on five pillars of wellbeing for our employees: physical, environmental, emotional, social and financial. During June 2022, we continued our practice that started in September 2021, of hosting a “Wellbeing Month,” where we provide activities and seminars dedicated to each of the wellbeing pillars. Activities during our Wellbeing Month included seminars with external wellness providers and interactive physical activities. Beginning in September 2021, we provided our eligible employees with an annual $750 well-being stipend to use for personal wellness needs, which we continued in 2022. For the second year in a row, we also established a firmwide week-long holiday during August 2022 to provide a coordinated break for our employees.
COVID-19
Throughout the COVID-19 pandemic, we have been engaged with our employees and adapted to changing circumstances while remaining committed to the health and safety of our employees. During the latter part of 2021, we implemented a hybrid return-to-office approach to reintegrate our employees, including new employees who joined Carlyle during the COVID-19 pandemic. Employees generally work in the office three days per week, depending on business needs, and work remotely for the balance of the week. Our technology infrastructure has facilitated our ability to shift to a hybrid work environment and our employees and leaders have demonstrated their ability to quickly and seamlessly adapt without disruption to our business.

Environmental, Social and Governance
We are committed to the principle that building a better business means investing responsibly and engaging in the communities where we work and invest. As a responsible global organization dedicated to driving value by seeking to serve its stakeholders, Carlyle has made it a priority to invest in a framework and the necessary resources for understanding, monitoring and managing ESG risks and opportunities across our portfolio. We believe ESG provides an additional lens to help us assess and mitigate risks, and identify and capitalize on potential opportunities. To implement these principles into our investment process, in 2008, we developed a set of Guidelines for Responsible Investment that consider the environmental, social and governance implications of certain investments we make, which help guide our investment practices. In December 2020, we expanded upon these guidelines through the publication of our comprehensive Environmental, Social and Governance Policy, which outlines our approach to ESG integration, and our resourcing, scope and investment application, and which has now replaced our Guidelines for Responsible Investment.
We continuously have sought to strengthen our governance, resourcing, reporting and transparency on ESG matters. In 2010, we became one of the first major private equity firms to publish an ESG report and in 2014, we hired our first dedicated ESG professional. Since then, we have continued to expand our team of dedicated ESG professionals. In 2020, we further strengthened our policies and practices around evaluating new investments for ESG implications, establishing a senior ESG review committee to evaluate more complex ESG issues, in order to help guide our investment analysis. Also in 2020, we published our inaugural Task Force on Climate-related Financial Disclosures (TCFD) Report, underscoring our evolving approach to climate change and we published our first corporate ESG disclosures, utilizing Global Reporting Initiative (GRI) Standards, which provide an internationally recognized framework to communicate ESG matters to our various stakeholders. In 2022, we became a signatory of the United Nations-backed Principles for Responsible Investment, and remain involved with several important industry initiatives in the field, including, among others, the ESG Data Convergence Initiative, the International Sustainability Standards Board Investor Advisory Group (IIAG), the Alternative Investment Management Association (AIMA) Global Responsible Investment Steering Committee, and the One Planet Private Equity Funds Initiative.

Our Board of Directors oversees our firm’s approach to ESG given the critical importance with which we view ESG principles. The Board receives regular updates on our ESG strategy and certain investment implications, and receives information on thematic topics, such as our approach to climate risk and opportunity and DEI. The Nominating and Corporate Governance Committee of the Board, which takes a leadership role in shaping our corporate governance, including our ESG and Impact strategy, has appointed a member of the Board to serve as the ESG and Impact lead, responsible for oversight of the firm’s work in this area. In addition, Carlyle’s Global Head of Impact is directly responsible for our climate strategy, and reports to the firm’s Chief Operating Officer.
With respect to our investments, we may track certain ESG key performance indicators (KPIs) that we consider relevant across diverse geographies and assets for our corporate private equity and natural resources investments, including climate-related metrics. For some of our larger strategies, we generally work with qualifying portfolio companies on collecting more tailored ESG KPIs and climate-related data such as carbon footprints.
Carlyle has an internal dedicated ESG team with a breadth of experience to help identify critical ESG matters in our investment processes, as well as a network of outside experts to enable our investment teams to selectively go deeper on important ESG factors and potential ESG growth opportunities for a given investment over our projected investment periods. We believe our commitment to ESG may strengthen strategy, bring new ideas for operational efficiency and help unlock value for certain portfolio companies.
Since Carlyle was established, we have recognized the value and benefits of maintaining a business model grounded in investment fundamentals, strong governance and transparency. We are committed to maintaining strong internal corporate governance processes and fiduciary functions and are subject to regulatory supervision. Carlyle professionals receive regular and targeted training on many issues related to corporate governance and compliance, such as anti-corruption, conflicts of interest, economic sanctions and anti-money laundering. Our policy requires all employees to annually certify their understanding of and compliance with key global Carlyle policies and procedures.
Global Information Technology and Solutions
    Global Information Technology and Solutions, which we refer to as GTS, is essential for Carlyle to conduct investment activities, manage internal administration activities and connect our global enterprise. As part of our GTS strategy and governance processes, we develop and routinely refine our technology architecture to leverage solutions that will best serve the needs of our investors. Our systems, data, network and infrastructure are continuously monitored and administered by formal controls and risk management processes that help protect the data and privacy of our employees and investors. Our business continuity plans are designed to allow all critical business functions to continue in an orderly manner in the event of an emergency. Our GTS team works closely with our business segment teams to maintain operational resilience through business continuity planning and annual IT disaster recovery testing, which collectively support the goal of mitigating risk were an emergency to occur.

Our Information Security Steering Committee, chaired by our Chief Information Security Officer, monitors threats and prioritizes the initiatives of our information security program. We also seek to educate our employees on how to safeguard Carlyle’s information assets through quarterly security awareness training focused on cyber risks and simulated phishing exercises that provide insight into the effectiveness of our security training.
Competition
    As a global investment firm, we compete with a broad array of regional and global investment firms, as well as global banking institutions and other types of financial institutions and markets, for employees, investors and investment opportunities. Generally, our competition varies across business lines, geographies, distribution channels and financial markets. We believe that our competition for investors is based primarily on investment performance, business relationships, the quality of services provided to investors, reputation and brand recognition, pricing, market sentiment and the relative attractiveness of the particular opportunity in which a particular fund intends to invest. To stay competitive, we believe it is also important to be able to offer fund investors a customized suite of investment products that enable them to tailor their investments across the product offerings in our three global business segments. As we continue to target high net worth investors, we also face competition for these investors from mutual funds and investment firms that have competing retail products. We believe that competition for investment opportunities varies across business lines, but is generally based on industry expertise and potential for value-add, pricing, terms and the structure of a proposed investment and certainty of execution.
    We generally compete with sponsors of public and private investment funds across all of our segments. In addition to these traditional competitors, we increasingly have faced competition from local and regional firms, insurance and reinsurance companies, sovereign wealth funds, family offices and agencies and instrumentalities of governments in the various countries in which we invest. This trend has been especially apparent in emerging markets, where local firms tend to have more established relationships with the companies in which we are attempting to invest. Large institutional investors and sovereign wealth funds increasingly have begun to develop their own in-house investment capabilities and may compete against us for investment opportunities and greater reliance on advisory firms or in-house investment management may reduce fund of funds’ appeal to large institutional investors.
Within our GPE segment, our main competitors for investment opportunities are generally other private equity sponsors, sovereign wealth funds and operating companies acting as strategic acquirers, as well as real estate development companies and other infrastructure investment business. In our Global Credit segment, our main competitors are private credit strategies, business development companies, distressed debt funds, mezzanine funds, lessors of commercial aircraft, infrastructure lenders and other CLO issuers. In our Global Investment Solutions segment, our main competitors are other fund of funds managers and/or with advisers that are turning their business models towards discretionary investment advisory services. As larger sovereign wealth funds and pension funds pursue direct commitments and secondary transactions, our Global Investment Solutions funds may face increased competition for investments and coinvestment opportunities.

    Some of the entities that we compete with are substantially larger and have greater financial, technical, marketing and other resources and more personnel than we do. Many of our competitors also have recently raised, or are expected to raise, significant amounts of capital and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities and investor capital. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us when sourcing investment opportunities. In addition, some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider range of investments and to bid more aggressively than us for investments. Strategic buyers may also be able to achieve synergistic cost savings or revenue enhancements with respect to a targeted portfolio company, which we may not be able to achieve through our own portfolio, and this may provide them with a competitive advantage in bidding for such investments.

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
    Certain of our subsidiaries are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. In addition, our registered investment advisers are subject to routine periodic and other examinations by the SEC staff. In accordance with our efforts to enhance our compliance program and in response to recommendations received from the SEC in the course of routine examinations, certain additional policies and procedures have been put into place, but no material changes to our registered investment advisers’ operations have been made as a result of such examinations. Our registered investment advisers also have not been subject to any regulatory or disciplinary actions by the SEC. Finally, certain of our investment advisers are subject to limited SEC disclosure requirements as “exempt reporting advisers.”
Effective January 3, 2022, Carlyle’s two affiliated broker-dealer entities, TCG Securities, L.L.C. (“TCG Securities”) and TCG Capital Markets L.L.C. (“TCG Capital Markets”), restructured and now operate as TCG Capital Markets. TCG Capital Markets is registered as a broker-dealer with the SEC and in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands, and is a member of the Financial Industry Regulatory Authority (“FINRA”). In addition, TCG Capital Markets operates under an international dealer exemption in the Canadian provinces of Alberta, British Columbia, Manitoba, New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, Quebec and Saskatchewan. TCG Capital Markets may act as an underwriter, syndicator or placement agent in securities offerings and TCG Senior Funding L.L.C. may act as an underwriter, originator, syndicator or placement agent for loan originations. TCG Capital Markets also conducts U.S.-based marketing and fundraising activities for our Global Private Equity, Global Credit, and Global Investment Solutions business lines, and houses our anti-money laundering compliance function. TCG Capital Markets acts as a placement agent, on a best-efforts basis, for interests in private funds and other investment vehicles for such business lines.
    Registered broker-dealers are subject to routine periodic and other examinations by the staff of FINRA. No material changes to our broker-dealer operations have been made as a result of such examinations.
    Broker-dealers are subject to rules relating to transactions on a particular exchange and/or market, and rules relating to the internal operations of the firms and their dealings with customers including, but not limited to, the form or organization of the firm, qualifications of associated persons, officers and directors, net capital and customer protection rules, books and records and financial statements and reporting. In particular, as a result of its registered status, TCG Capital Markets is subject to the SEC’s uniform net capital rule, Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which specifies both the minimum level of net capital a broker-dealer must maintain relative to the scope of its business activities and net capital liquidity parameters. The SEC and FINRA require compliance with key financial responsibility rules, including maintenance of adequate funds to meet expenses and contractual obligations, as well as early warning rules that compel notice to the regulators via accelerated financial reporting anytime a firm’s capital falls below the minimum required level. The uniform net capital rule limits the amount of qualifying subordinated debt that is treated as equity to a specific percentage under the debt-to-equity ratio test, and further limits the withdrawal of equity capital, which is subject to specific notice provisions. Finally, compliance with net capital rules may also limit a firm’s ability to expand its operations, particularly to those activities that require the use of capital. Violation of the net capital rule may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees or other similar consequences by regulatory bodies. To date, TCG Capital Markets has not had any capital adequacy issues and is currently capitalized in excess of the minimum maintenance amount required by regulators.
    Carlyle Global Credit Investment Management L.L.C. (“CGCIM”) and CSL III Advisor, LLC, subsidiaries of Carlyle, serve as investment advisers to certain closed-end investment companies that have elected to be regulated as BDCs under the Investment Company Act (as well as to certain private funds and other clients). Accordingly, these BDCs are subject to all relevant provisions under the Investment Company Act as registered investment companies. In addition, CGCIM serves as the investment adviser to the Interval Fund, which is regulated as a registered investment company under the Investment Company Act. Moreover, AlpInvest Private Equity Investment Management, LLC, a subsidiary of Carlyle, serves as the investment adviser to Carlyle AlpInvest Private Markets Fund (“CAPM”), which is regulated as a registered investment company under the Investment Company Act. CGCIM also serves as a sub-adviser to CAPM.
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
    In the UK, the principal legislation regulating financial services is the Financial Services and Markets Act 2000 (the “FSMA”) and the principal European legislation affecting the conduct of our business in the EU is implemented under the Markets in Financial Instruments Directive (“MiFID”) and the Alternative Investment Fund Managers Directive (“AIFMD”), although there are a number of other pieces of legislation both in the UK and the EU that affect our business, such as the

General Data Protection Regulation (and its UK equivalent). The FSMA rules and EU laws that have either been adopted into UK law in connection with the UK’s withdrawal from the EU (e.g., the Markets in Financial Instruments Regulation) or already implemented in the UK through domestic legislation or regulatory rules prior to such withdrawal (e.g., MiFID and AIFMD), comprehensively regulate the provision of most aspects of our asset management and advisory business in the UK, including sales, research and trading practices, provision of investment advice, corporate finance, dealing, use and safekeeping of client funds and securities, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting, settlement procedures, securitization, derivative trading, prudential capital requirements, data protection, sustainable finance, and interest rate benchmarks. Legislation not yet in effect and future legislative initiatives will impact our business. See Item 1A “Risk Factors—Risks Related to Regulation and Litigation—Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.”
    CECP Advisors LLP (“CECP”), one of our subsidiaries in the UK, is authorized under the FSMA and regulated by the Financial Conduct Authority (the “FCA”). CECP has permission to undertake certain corporate finance activities in the UK—broadly these are advising on, and arranging deals in relation to certain types of, investments. CECP is only permitted to carry out these activities in relation to eligible counterparties and professional clients.
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

In 2022, we acquired Abingworth LLP (“Abingworth”), which is authorized and regulated by the FCA, with permissions for establishing, operating or winding up a collective investment scheme, and managing an unauthorized AIF. Abingworth is only permitted to carry out these activities in relation to eligible counterparties and professional clients.
Also in 2022, CECP appointed CIC Advisors LLP (“CIC”) as an appointed representative. Under the arrangement, CECP, as the principal of CIC, has accepted regulatory responsibility for CIC of carrying out the activities of advising on investments and arranging deals in investments. Under the appointed representative arrangement, CIC is only permitted to carry out these activities in relation to eligible counterparties and professional clients.

Following the UK’s exit from the EU on January 31, 2020, and the end of the Brexit transition period on December 31, 2020, EEA passporting rights (which previously entitled CECP and CELF to provide certain investment services in or into the EEA on a cross-border basis and Abingworth to market its funds in the EEA on a cross-border basis) are no longer available to CECP, CELF and Abingworth. Certain EEA investor-facing activities previously carried on by those firms have been reorganized such that they are now performed by different, EEA-established, affiliates under alternative licensing arrangements, and this may continue to change in the future. These arrangements may subject us to additional regulatory obligations and may impede our ability to raise capital from EEA investors. The UK and the EU announced, on December 24, 2020, that they have reached agreement on a new Trade and Cooperation Agreement (the “TCA”), which addresses the future relationship between the parties. The TCA was approved by the UK Parliament on December 30, 2020. Due to the TCA only being agreed shortly before the end of the transition period, it applied on a provisional basis in the EU until it was formally ratified by the European Parliament and has applied permanently from May 1, 2021. However, the TCA does not substantively address future cooperation in the financial services sector or reciprocal market access into the EU by UK-based firms under equivalence arrangements or otherwise. Nevertheless, as a new agreement, the implications and operations of the TCA may be subject to change and/or develop on short notice. In addition, the Temporary Marketing Permission Regime (the “TMPR”) allows AIFMs to continue to market in the UK those funds that were in existence on December 31, 2020, on broadly the same terms as previously applied. Unless extended, the TMPR expires on December 31, 2023. Any marketing of a new fund coming into existence after December 31, 2020, must be under the UK’s national private placement regime.

Certain of our European subsidiaries are subject to compliance requirements in connection with AIFMD, which regulates alternative investment fund managers (“AIFMs”) established in the EEA that manage alternative investment funds (“AIFs”). In the UK, a retained version of the AIFMD exists. The AIFMD also regulates and imposes regulatory obligations in respect of the marketing in the EEA by AIFMs (whether established in the EEA or elsewhere) of AIFs (whether established in the EEA or elsewhere). The AIFMD generally became effective in countries across the EEA in 2014. Currently, Carlyle has three authorized AIFMs in the EEA: AlpInvest, CIM Europe S.a.r.l. (“CIM Europe”) and Carlyle Real Estate SGR S.p.A. In the UK, Abingworth is authorized under the UK retained version of AIFMD.
    The AIFMD imposes significant regulatory requirements on AIFMs. The AIFMD regulates fund managers by, among other things, prescribing authorization conditions for an AIFM, restricting the activities that can be undertaken by an AIFM, prescribing the organizational requirements, operating conditions, and regulatory standards relating to such things as initial capital, remuneration, conflicts, risk management, leverage, liquidity management, delegation of duties, transparency and reporting requirements. The AIFMD has the potential to restrict Carlyle’s fund marketing strategy and places additional compliance obligations on its authorized AIFMs in the form of, among other things, remuneration policies, capital requirements, reporting requirements, leverage oversight and liquidity management.
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
In 2017, the European Commission started a review of AIFMD. The European Commission published a report on the operation of the AIFMD in January 2019, which identified certain areas requiring further analysis. A subsequent report on the application and scope of the AIFMD was published in June 2020. Following these reports, the European Commission launched a public consultation relating to its review of the AIFMD in October 2020, which closed on January 29, 2021. In November 2021, the European Commission published draft legislation, commonly referred to as “AIFMD II.” The European Commission’s draft legislation proposed a number of amendments to the AIFMD, including more onerous delegation requirements, enhanced substance requirements, additional liquidity management provisions for AIFMs to the extent that they manage open-ended AIFs, and revised regulatory reporting and investor disclosures requirements. The draft proposed significant new requirements relating to the activities of funds that originate loans including new restrictions on the structure that such funds may take. In addition, the draft proposed to introduce new conditions for non-EEA AIFMs, such as certain of our US affiliates, to be able to make use of the national private placement regimes of EEA states, including a condition that the jurisdiction of neither of the AIFM and AIF have been identified as non-cooperative third countries for tax purposes nor deemed by the EU not to comply fully with the standards laid down in Article 26 of the OECD Model Tax Convention on Income and on Capital and thereby to ensure an effective exchange of information in tax matters. This gives rise to a risk that certain of our AIFs may not be able to take advantage of such regimes to raise capital from EEA investors, potentially with little notice. AIFMD II is currently passing through the EU ordinary legislative process, involving scrutiny and amendment by the European Council and the European Parliament. Agreement on the legislation between the European Commission, European Council and European Parliament is expected to be reached during 2023, after which the final shape of the new regime, and any impact on us or our subsidiaries, will be clearer. The new regime will come into force two years after this final agreement is reached and fully approved with implementation currently expected in 2025.
In August 2021, Directive (EU) 2019/1160 and Regulation (EU) 2019/1156 (the “Cross-Border Marketing Rules”) came into force in the EU. The Cross-Border Marketing Rules were introduced to streamline certain aspects of marketing investment funds by harmonizing the ability for EU AIFMs to distribute AIFs across the EU, including by introducing a new regime for “pre-marketing.” Moreover, these regulations also impose new restrictions and new obligations on fund managers that are pre-marketing their funds in the EU. Further, some EU member states (but not all) also apply, or intend to apply, certain of the Cross-Border Marketing Rules to non-EU fund managers (including UK and U.S. fund managers) in relation to the process of marketing of their funds. Accordingly, our ability to market our funds in EU will vary from country to country notwithstanding this pan-EU regulation.
    As outlined above, certain of our European subsidiaries, notably CECP, CELF and CIC in the UK, must comply with the regulatory framework established by MiFID (including as retained in the UK), which regulates the provision and conduct of investment services and activities throughout the EEA. Certain aspects of MiFID also apply to AlpInvest by virtue of its MiFID “top up” permission as part of its AIFMD authorization. MiFID prescribes detailed requirements governing the organization and business conduct of investment firms, regulated markets and certain other entities such as credit institutions to the extent they perform investment services or activities.
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
The UK has introduced a new prudential regulatory framework for UK investment firms (the “Investment Firm Prudential Regime” or the “IFPR”), which is closely based on an equivalent regulatory framework introduced at the EU-level through the EU Investment Firm Regulation and Investment Firm Directive (together “IFR/IFD”). The IFPR took effect from January 1, 2022, and applies to our subsidiaries that are UK investment firms under MiFID II, namely CECP and CELF. Under the IFPR, among other requirements, both CECP and CELF are required to maintain a more onerous policy on remuneration, set an appropriate ratio between the variable and fixed components of total remuneration and meet requirements on the structure of variable remuneration. These requirements may make it more difficult for us to attract and retain staff. Importantly, the broad discretion for UK firms that used to be available to disapply certain remuneration rules on the basis of “proportionality” does not apply in relation to IFPR. Under IFPR, CECP and CELF will each also have to make public disclosure on their websites in relation to their (i) own funds, own funds requirements and governance structures; (ii) risk management; and (iii) remuneration. The new public disclosure requirements mandate more detail including quantitative information on remuneration paid to staff. IFPR has resulted in increased regulatory capital and liquidity adequacy requirements for CECP in particular and may continue to increase the costs of doing business and may impede intra-group capital and cash flows.

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
The UK is introducing an important and substantial regime, the “Consumer Duty,” designed to improve outcomes for retail investors, aspects of which will begin to apply from July 31, 2023. Although Carlyle entities do not generally deal with consumers in the ordinary sense, the regime may potentially apply to certain of our future funds. On December 2, 2022, the FCA published a consultation proposal that would, if implemented, remove an important exemption that is currently available to asset managers of investment funds and potentially make the impact of the Consumer Duty more significant and widespread. This could have important implications for Carlyle entities if they are unable to rely on another exemption. We will continue to work closely with external counsel and advisors to monitor these developments.
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
Carlyle Global Credit (HK) Limited is licensed by the Hong Kong Securities and Futures Commission to carry on Type 1 (dealing in securities) and Type 4 (advising on securities) regulated activities in respect of professional investors.
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

Carlyle MENA Advisors Limited, a company limited by shares in the Abu Dhabi Global Market, is authorized by the Abu Dhabi Financial Services Regulatory Authority and is authorized to arrange deals in investments, advise on investments or credit and manage collective investment funds.
    Carlyle Singapore Investment Advisors Pte Limited holds a capital markets license and an exempt financial adviser status with the Monetary Authority of Singapore to carry on fund management and dealing in regulated capital market products activities in respect of institutional and accredited investors. In addition, we expect AlpInvest Partners Pte Limited to receive a similar license and status with the Monetary Authority of Singapore.
    Carlyle Real Estate SGR S.p.A. holds an authorization from the Bank of Italy to carry on AIFMD-compliant fund management and real estate activities. It is registered at the Bank of Italy’s AIFM register under no.127.
    Carlyle Investments (Canada) Corporation, formerly Diversified Global Asset Management Corporation, holds an exempt market dealer license with Ontario Securities Commission to facilitate certain Carlyle fund marketing activities in Canada.
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
    In addition, we and/or our affiliates and subsidiaries may become subject to additional regulatory demands in the future to the extent we expand our investment advisory business in existing and new jurisdictions. There are also a number of pending or recently enacted legislative and regulatory initiatives in the United States and around the world that could significantly impact our business. See Item 1A “Risk Factors—Risks Related to Regulation and Litigation—Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties,” “Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business” and “Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.”
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

We use our website (www.carlyle.com), our corporate Facebook page (www.facebook.com/onecarlyle), our corporate Twitter account (@OneCarlyle or www.twitter.com/onecarlyle), our corporate Instagram account (@onecarlyle or www.instagram.com/onecarlyle), our corporate LinkedIn account (www.linkedin.com/company/the-carlyle-group), our corporate YouTube channel (www.youtube.com/user/onecarlyle), and our corporate WeChat account (ID: gh_3e34f090ec20) as channels of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at www.carlyle.com. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Carlyle when you enroll your email address by visiting the “Email Alerts” section at http://ir.carlyle.com/email-alerts. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K and are not incorporated by reference herein.
The Carlyle Group Inc. was formed in Delaware as a partnership on July 18, 2011, and converted to a corporation on January 1, 2020. Our principal executive offices are located at 1001 Pennsylvania Avenue, NW, Washington, D.C. 20004-2505.
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
Our business and the businesses of the companies in which we invest are materially affected by conditions in the global financial markets, and economic conditions or other events throughout the world that are outside of our control, including, but not limited to, changes in interest rates, availability and cost of credit, inflation rates, availability and cost of energy, economic uncertainty, slowdown in global growth, changes in laws (including laws relating to taxation and regulations on the financial industry), disease, pandemics or other severe public health events, trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including government shutdowns, wars, terrorist acts or security operations), geopolitical tensions and instability, social unrest, supply chain pressures, and the effects of climate change. Over the last several years, markets have been affected by the COVID-19 pandemic, significant increases in U.S. interest rates, inflationary pressures, heightened geopolitical tensions (including those between the U.S. and China, China and Taiwan, and between Russia and Ukraine), the imposition of export controls and trade barriers, the imposition of economic and political sanctions (upon specific individuals or companies and country, industry and sector wide restrictions), ongoing trade negotiations with major U.S. trading partners and changes in U.S. tax regulations.

In this respect, our investment funds focused on Asia, and portfolio companies within non-Asia investment funds with significant operations or connectivity and reliance on Asia companies, and listed securities or debt instruments of companies or industries, could be impacted by any disruptions to the global supply chain that may result from escalating tensions, disputes or potential conflicts in the region surrounding the Taiwan Strait. The resulting actions taken, the response of the international community and other factors affecting trade with China or political or economic conditions in Taiwan could disrupt the manufacture of multiple business critical products or hardware components, including specifically semiconductors and these events may impact entire sectors and industries regardless of their business proximity to the Taiwan Strait. For example, in the event that such conditions impact suppliers, contract manufacturers, logistics providers, and/or distributors, this could lead to adverse business and trading conditions, including material and long-term increases in the cost of materials, higher shipping and transportation rates, material impact or delays on the delivery of products to and from impacted regions, which could adversely affect the business and operations of portfolio companies within and outside Asia, including their revenues and financial results. These conditions, events, and factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to them. In the event of a market downturn, each of our businesses could be affected in different ways.
    Over the twelve months ending December 31, 2022, the S&P 500 fell by 19.4%, while the MSCI All Country World Index (MSCI) fell by 19.8%. Global markets struggled in the face of rapidly rising inflation, a sharp and hawkish shift in monetary policy, and geopolitical concerns such as Russia’s invasion of Ukraine and China’s rolling pandemic-related restrictions. Market losses are concentrated at both ends of the risk spectrum where valuations have been richest. The prices of speculative equities most exposed to interest rate risk—namely, those of companies with cash flows weighted far into the future—were down 40% in 2022; at the same time, low risk investment grade bonds were down 19% as well. In general, higher interest rates have negative implications for (1) fixed rate bond markets and (2) tech and high growth sector assets. In both cases, higher discount rates negatively impact the value of future cash flows. Factors that impact global markets, including inflation, interest rates, regulatory and political environments, can be unpredictable and investor sentiment could change quickly in the future while market volatility could accelerate in the face of negative macro or geopolitical developments. If global markets become unstable, it is possible sellers may readjust their valuations and attractive investment opportunities may become available. On the other hand, the valuations of certain assets we planned to sell in the near future could be negatively impacted, as well as the valuations of our portfolio companies and as a result, our accrued performance revenues.
    Market volatility could adversely affect our fundraising efforts in several ways. Investors often allocate to alternative asset classes (including private equity) based on a target percentage of their overall portfolio. If the value of an investor’s portfolio decreases as a whole, the amount available to allocate to alternative assets (including private equity) could decline. In addition, investors often evaluate the amount of distributions they have received from existing funds when considering commitments to new funds. Investors may also weigh the likely impact of geopolitical tensions, cross-border regulations and other factors such as general market volatility and/or a reduction in distributions to investors when considering their allocations to new investment funds. A decrease in the amount an investor commits to our funds could have an impact on the ultimate size of our funds and amount of management fees we generate.
The availability and cost of financing for significant acquisition and disposition transactions could be impacted if equity and credit markets experience heightened volatility. For example, in the United States, equity market volatility persisted throughout 2022, as relentlessly high inflation readings motivated the U.S. Federal Reserve to aggressively increase short-term interest rates. Over the twelve months ending December 31, 2022, 10-year Treasury yields rose 235 basis points (bps) and high yield credit spreads widened by 265 bps and obtaining financing in both the high yield bond market and the leveraged loan market is currently challenging. If credit markets weaken further in the future, it is possible that we and our investment funds may not be able to consummate significant acquisition and disposition transactions on acceptable terms or at all if we or our funds are unable to finance these types of transactions on attractive terms or if the counterparty to the transaction is unable to secure suitable financing.
Global merger and acquisition volume totaled $3.8 trillion in 2022, a 36% decline from 2021. If there is a continued slowdown in global merger and acquisition activity due to the lack of availability of suitable financing or an increase in risk aversion and uncertainty, this could cause a slowdown in our investment pace, which in turn could have an adverse impact on our ability to generate future performance revenues and to fully invest the available capital in our funds and reduce opportunities to exit and realize value from our fund investments. A slowdown in the deployment of our available capital could impact the management fees we earn on those carry funds and managed accounts that generate fees based on invested (and not committed) capital. A slowdown in the deployment of our available capital could also adversely affect our ability to raise and the timing of raising successor investment funds. In 2022, we invested nearly $35 billion through our carry funds.

The current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or a further escalation in conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets, which may also have an impact on our exit opportunities across negatively impacted sectors or geographies. The consequences of previously enacted legislation could also impact our business operations in the future. For example, bipartisan legislation enacted in August 2018 has significantly increased and may continue to significantly increase the number and types of investment transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”). Under the final regulations implementing the reform legislation, which became effective in October 2020, CFIUS has the authority to review, and potentially recommend that the President unwind, block or impose conditions on certain non-controlling foreign investments in U.S. businesses that deal in certain ways with “critical technology,” “critical infrastructure” and/or “sensitive personal data” of U.S. citizens (as those terms are defined in the regulations). CFIUS’ expanded jurisdiction may reduce the number of potential buyers of and investors in U.S. companies and, accordingly, may limit the ability of our funds to realize value and/or exit from certain existing and future investments. Our flexibility in structuring or financing certain transactions may likewise be constrained and we are unable to predict whether and to what extent uncertainty surrounding economic and market conditions or adverse conditions or events in particular sectors may cause our performance to suffer. The current Administration may also pursue tax policies seeking to increase the corporate tax rate and further limit the deductibility of interest and compensation, or materially alter the taxation of capital gains, among other things. Such changes could materially increase the taxes imposed on us or our funds’ portfolio companies. See “Risks Related to Taxation—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate, tax liability and/or the performance of certain funds should unexpected taxes be assessed to portfolio investments (companies) or fund income.” In addition, negative public sentiment could lead to heightened scrutiny and criticisms of our business and investments.
During periods of difficult market conditions or slowdowns (which may occur across one or more industries or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our funds’ portfolio companies may result in less appreciation across the portfolio and lower returns in our funds. Because our investment funds will generally make a limited number of investments, and such investments generally involve a high degree of risk, negative financial results in a few of an investment fund’s portfolio companies could severely impact the fund’s total returns. This could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. During such periods of weakness, our funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. In addition, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, or in the case of certain real estate funds, the abandonment or foreclosure of investments, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company or real assets and a significant negative impact to the fund’s performance and consequently our operating results and cash flow, as well as to our reputation. Negative market conditions could also increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our Global Credit funds. Moreover, as capital markets activity slows, we may experience a corresponding reduction in the capital markets fees we earn through Carlyle Global Capital Markets (“GCM”) in connection with activities related to the underwriting, issuance and placement of debt and equity securities.
Finally, during periods of difficult market conditions or slowdowns, the valuations of the investments in our carry funds could suffer. If we were to realize investments at these lower values we may not achieve investment returns in excess of return hurdles required to realize performance revenues or we may become obligated to repay performance revenues previously received by us. The payment of less or no performance revenues could cause our cash flow from operations to significantly decrease, which could materially and adversely affect our liquidity position and the amount of cash we have on hand to conduct our operations and to dividend to our stockholders. The generation of less performance revenues could also impact our leverage ratios and compliance with our term loan covenants. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets, which may not be available to us on acceptable terms or at all) to conduct our operations, which include, for example, funding significant general partner and co-investment commitments to our carry funds. In addition, during adverse economic and market conditions, we might not be able to renew or refinance all or part of our credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.

The global pandemic of the novel coronavirus, or COVID-19, caused severe disruptions in the U.S. and global economies and has impacted, and may continue to impact, our performance and results of operations.
In 2020, the global outbreak of COVID-19 spread to every country and every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. While vaccines have been approved and deployed, the global impact of the outbreak continues to adversely impact many industries and different geographies continue to be impacted by the effects of public health restrictions in various ways. The International Monetary Fund estimates that aggregate output for advanced economies may have returned to pre-pandemic trend levels in 2022, whereas output for emerging market and developing economies, excluding China, may remain below the pre-pandemic forecast into 2024. The timing and likelihood of achieving widespread global vaccination remains uncertain, and vaccines may be less effective against new variants, potentially leading people to continue to isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, further delaying the return of the global economy to pre-pandemic levels. Many medical and public health experts believe that COVID-19 could occur for years, such as seasonally in the winter, and even if generally ceasing to be fatal for most people, such reoccurrence could increase the possibility of heightened restrictions in business operations.
Throughout the COVID-19 pandemic, we have been engaged with our employees and adapted to changing circumstances while remaining committed to the health and safety of our employees. During the latter part of 2021, we implemented a hybrid return-to-office approach to reintegrate our employees, including new employees who joined Carlyle during the COVID-19 pandemic. Employees generally work in the office three days per week, depending on business needs, and work remotely for the balance of the week. This hybrid work environment may introduce operational risks, including technology availability and heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform or by failures of, or attacks on, their information systems and technology. Our accounting and financial reporting systems, processes, and controls could be impacted as a result of these risks.
Moreover, an extended remote work environment could adversely affect our One Carlyle culture. While our employees continue to collaborate across offices and geographies, the informal office interactions that contribute to our culture, including integrating new employees into the firm, are not as prevalent in a remote work environment and may be lessened even in a hybrid environment due to different employees working in the office on different days of the week.
Our use of leverage may expose us to substantial risks.
We use indebtedness as a means to finance our business operations, which exposes us to risks associated with using leverage. We are dependent on financial institutions extending credit to us on reasonable terms to finance our business. In this respect, global markets struggled in 2022 in the face of rapidly rising inflation, a sharp and hawkish shift in monetary policy, and geopolitical concerns such as Russia’s invasion of Ukraine and China’s rolling pandemic-related restrictions, all or some of which may lead to challenges in the credit market. There is no guarantee that financial institutions will continue to extend credit to us or will renew the existing credit agreements we have with them on as favorable terms or at all, or that we will be able to refinance our outstanding notes or other obligations when they mature. In addition, the incurrence of additional debt in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and/or increase our cost of borrowing. As borrowings under our credit facility or any other indebtedness mature, we may be required to refinance them by entering into a new facility or issuing additional debt, which could result in higher borrowing costs, or to issue additional equity, which would dilute existing stockholders. In addition, we could repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce dividends to our stockholders. We could also have difficulty entering into new facilities or issuing debt or equity securities in the future on attractive terms, or at all.
From time to time, we may access the capital markets by issuing debt securities. In 2021, we issued $500 million aggregate principal amount of 4.625% subordinated notes due May 2061. We also have senior notes with an aggregate principal amount of $1,375 million as of December 31, 2022, as well as a credit agreement that provides a $1.0 billion revolving facility with a final maturity date of April 29, 2027 (see Note 8 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our senior and subordinated notes and credit agreements). The credit agreement contains financial and non-financial covenants with which we need to comply to maintain access to this source of liquidity. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain financial or non-financial covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the credit agreement. In addition, to the extent we incur additional debt relative to our current level of earnings or experience a decrease in our level of earnings, our credit rating could be adversely impacted, which would increase our interest expense under our credit facility. Standard & Poor’s and Fitch both upgraded our credit rating to “A-” with a stable rating outlook in March 2022 and October 2022, respectively.
A significant contraction in the market for debt financing or other adverse change relating to the terms of debt financing, including rapidly increasing interest rates from U.S. Federal Reserve actions and equity requirements and more restrictive covenants, could have a material adverse impact on our business and that of our investment funds and their portfolio companies.
Since January 1, 2022, U.S. banks have not been allowed to issue any new debt tied to the London Interbank Offered Rate (“LIBOR”), which will cease to be published at the end of June 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. While we have seen an increase in market acceptance of SOFR, there is no guarantee that this trend will continue. See “Risks Related to Regulation and Litigation—The replacement of LIBOR with an alternative reference rate, such as SOFR, may adversely affect our credit arrangements and our collateralized loan obligation transactions.”
Our revenue, earnings and cash flow are variable, which makes it difficult for us to achieve steady earnings growth on a quarterly basis.
Our revenue, earnings and cash flow are variable. For example, our cash flow fluctuates because we receive carried interest from our carry funds only when investments are realized and achieve a certain preferred return. We may also experience fluctuations in our quarterly and annual results, including our revenue and net income, due to a number of other factors, including changes in the carrying values and performance of our funds’ investments that can result in significant volatility in the carried interest that we have accrued (or as to which we have reversed prior accruals) from period to period, as well as changes in the amount of distributions, gains, dividends or interest paid in respect of investments in our funds and strategic investments (e.g., our investment in Fortitude), changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. The valuations of investments made by our funds could also be impacted by geopolitical conflict as well as changes, or anticipated changes, in government policy, including policies related to tax reform, financial services regulation, international trade, immigration, environmental, healthcare, labor, infrastructure and energy. The carrying value of fund investments, particularly the public portion of our carry fund portfolios, may be more variable during times of market volatility. As of December 31, 2022, 6% of our Global Private Equity and Global Credit carry fund portfolio was in public securities. While the strength of our portfolio construction resulted in outperformance relative to the broader market in 2022, rising interest rates and continued margin contraction, coupled with restrictions on the deductibility of interest expense, may negatively impact the performance and valuation of our portfolio investments and companies going forward.
GCM generates capital markets fees in connection with activities related to the underwriting, issuance and placement of debt and equity securities and loan syndication for our portfolio companies and, to a lesser extent, third-party clients. Capital markets fees generated are typically dependent on transaction frequency and volume, and a slowdown market activity could adversely affect the amount of fees generated by capital markets business. We are seeking to bolster and grow our capital markets business, and associated fee stream, related to the underwriting, issuance, and placement of debt and equity securities and loan syndication for our portfolio companies and, to a lesser extent, third-party clients, which we expect if successful will positively impact capital markets fees over time. We also earn transaction fees in respect of our carry funds that are generally shared with our fund investors. The recognition of these fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by both the pace and size of our carry fund investments.
Higher fundraising activity may generate incremental expenses and, as new capital commitments may not immediately generate fees until they activate management fees, we could incur fundraising related costs ahead of generating revenues. In addition, a downturn in the equity markets may make it more difficult to exit investments by selling equity securities at a reasonable value. If we were to have a realization event in a particular quarter, that event may have a significant impact on our quarterly results and cash flow for that particular quarter and may not be replicated in subsequent quarters. We cannot predict precisely when, or if, realizations of investments will occur, where a fund will be in its lifecycle when the realizations occur or whether a fund will realize carried interest.
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
The timing and receipt of realized carried interest also varies with the life cycle of our carry funds and there is often a difference between the time we start accruing carried interest for financial reporting purposes and the realization and distribution of such carried interest. However, performance revenues are ultimately realized when an investment is profitably disposed of, certain costs borne by the limited partner investors have been reimbursed, the investment fund’s cumulative net returns are in excess of the preferred return and we have decided to collect carried interest rather than return additional capital to limited partner investors. In deciding to realize carried interest we consider such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, the length of time the fund has been in carry, and other qualitative measures. In most funds, we will initially defer realizing carried interest even when contractually entitled to take it, allowing carried interest to accrue until it is determined that giveback risk is substantially reduced. As a result of this deferral, we are generally entitled to a disproportionate “catch-up” level of profit allocation at some point during the harvesting period. In certain circumstances, we may also need to reduce the rate at which we realize carried interest, or temporarily stop realizing carried interest, in order to maintain a sufficient level of reserves and reduce the risk of potential future giveback obligations. In addition to the timing uncertainty of realized carried interest in a single fund, there may also be a generational trough or gap in the realized carried interest of a fund family, as a predecessor fund transitions to its successor fund. In such cases, even when both the predecessor and successor fund have strong performance and earn carried interest, the predecessor fund may substantially exit its investment portfolio before the successor fund is in a sufficient position to begin realizing carried interest. See “Risks Related to Our Business Operations—Risks Related to the Assets We Manage—Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
Our fee revenue may also depend on the pace of investment activity in our funds. In many of our carry funds, the base management fee may be reduced when the fund has invested substantially all of its capital commitments or the aggregate fair market value of a fund’s investments is below its cost. We may receive a lower management fee from such funds if there has been a decline in value or after the investing period and during the period the fund is harvesting its investments. As a result, the variable pace at which many of our carry funds invest capital and dispose of investments may cause our management fee revenue to vary from one quarter to the next. In addition, certain funds derive management fees only on the basis of invested capital whereby the pace at which we make investments, the length of time we hold such investment and the timing of dispositions will directly impact our revenues.
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
From time to time if we decide it is in the best interests of stakeholders, we may take actions that could reduce the profits we could otherwise realize in the short term. While we believe that our commitment to treating our investors fairly is in the long-term interest of us and our stockholders, our stockholders should understand we may take actions that could adversely impact our short-term profitability, and there is no guarantee that such actions will benefit us in the long term. The means by which we seek to achieve superior investment performance in each of our strategies could include limiting the AUM in our strategies to an amount that we believe can be invested appropriately in accordance with our investment philosophy and current or anticipated economic and market conditions. In addition, we may seek to exit or end unprofitable or subscale investments, which may reduce our AUM and/or management fees while generally improving our FRE margins. We also may voluntarily reduce management fee rates and terms for certain of our funds or strategies when we deem it appropriate, even when doing so may reduce our short-term revenue. For instance, in order to enhance our relationship with certain fund investors, we have reduced management fees or ceased charging management fees on certain funds in specific instances. In certain investment funds, we have agreed to charge management fees based on invested capital or net asset value as opposed to charging management fees based on committed capital. In certain cases, we have provided “fee holidays” to certain investors during which we do not charge management fees for a fixed period of time. We also may receive requests to reduce management fees on other funds in the future. See “Risks Related to Our Business Operations—Risks Related to the Assets We Manage—Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
Many of our investment funds utilize subscription lines of credit to fund investments prior to the receipt of capital contributions from the fund’s investors. As capital calls made to a fund’s investors are delayed when using a subscription line of credit, the investment period of such investor capital is shortened, which may increase the net internal rate of return of an investment fund. However, because interest expense and other costs of borrowings under subscription lines of credit are an expense of the investment fund, the investment fund’s net multiple of invested capital will be reduced, as will the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund will adversely affect our revenues. See “Risks Related to our Company—Adverse economic and market conditions and other events or conditions throughout the world could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise capital, any of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.”
We may also take other actions, including waiving management fees for a particular investment or fund, that could adversely impact our short-term results of operations when we deem such action appropriate. Furthermore, we typically delay the realization of carried interest to which we are otherwise entitled if we determine (based on a variety of factors, including the stage of the fund’s life cycle and the extent of fund profits accrued to date) that there would be an unacceptably high risk of potential future giveback obligations. Any such delay could result in a deferral of realized carried interest to a subsequent period. See “Risks Related to Our Company—Our revenue, earnings and cash flow are variable, which makes it difficult for us to achieve steady earnings growth on a quarterly basis.”
We depend on our senior Carlyle professionals, including our new Chief Executive Officer, and the loss of their services or investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.
We depend on the efforts, skill, reputations and business contacts of our senior Carlyle professionals, including our executive officers, the members of the investment committees of our investment funds and senior members of our investment teams, the information and deal flow they and others generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals.
During 2022, our former Chief Executive Officer, Kewsong Lee, departed from Carlyle. William E. Conway, Jr. served as our interim Chief Executive Officer, in addition to his role as Co-Chairman of the Board, while we searched for a suitable permanent Chief Executive Officer. We recently announced the appointment of Harvey M. Schwartz as our Chief Executive Officer and a member of our Board, effective February 15, 2023. It will take the Chief Executive Officer time to transition into our business and develop a leadership vision. The new Chief Executive Officer may seek changes in our business operations that create uncertainty for our business and investors, including our employees, shareholders and other stakeholders, and there is no guarantee that the Chief Executive Officer will effectively cure any such uncertainties and/or be well received by key stakeholders, despite his strong credentials and the diligence and intentions of the Board’s Search Committee.
Our executive officers and senior Carlyle professionals are not obligated to remain employed with us in their current capacities or at all. To continue to enhance our talent base, we have and will continue to hire and internally develop senior professionals to assume key leadership positions throughout the firm into the future. The availability and efficacy of such future leadership may constitute an adverse risk to our business.
Our senior Carlyle professionals possess substantial experience and expertise and have strong business relationships with investors in our funds and other members of the business community. As a result, the loss of these personnel, including any potential departures or retirements, could jeopardize our relationships with investors in our funds and members of the business community and result in reduction of AUM or fewer investment opportunities. For example, if any of our senior Carlyle professionals were to join or form a competing firm, that action could have a material adverse effect on our business, results of operations and financial condition. Personnel have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key personnel will have on our ability to achieve our objectives. The loss of the services of any of our key personnel could have a material adverse effect on our revenues, net income and cash flow and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future. The governing agreements of many of our investment funds generally require investors in those funds to vote to continue the investment period in the event that certain “key persons” in our investment funds do not provide the specified time commitment to the fund or our firm ceases to control the general partner.
Recruiting and retaining our professionals has become more difficult and may continue to be difficult in the future, which could adversely affect our business, results of operations and financial condition.
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior Carlyle professionals and other employees. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior Carlyle professionals and other employees to strategically recruit, retain and motivate talented personnel, including senior Carlyle professionals. The market for qualified professionals is extremely competitive across levels and areas of expertise, and we may not be successful in our efforts to recruit, retain and motivate these professionals. In connection with the COVID-19 pandemic, there has been a shift to a hybrid work model and, in our recruiting efforts, we have seen increased focus by prospective candidates on remote and hybrid work arrangements and arrangements providing more flexibility, including around location. Although we have generally moved to a hybrid work model in which many of our employees are permitted to work remotely for a designated portion of their working time and are expected to come to a Carlyle office for a designated portion of their working time, we continue to see focus on remote work arrangements. If there is a further shift to a longer-term fully remote model that does not require maintaining close proximity to a company’s offices in the markets in which we compete for talent, we may experience an even further increase in competition for talent and it may be difficult to recruit and retain our professionals. We have also experienced upward pressure on compensation packages given the increased competition to hire and retain talented personnel, and we may be required to adjust the amount of cash compensation and types, terms and amounts of equity incentives we provide to our employees, which could have positive or negative effects on the financial metrics commonly used to measure our performance. Even when we offer top-of-market compensation packages, we may not be able to attract and retain all of our desired personnel due to shifting employee priorities. In this respect, in January 2023, the U.S. Federal Trade Commission (“FTC”) published a proposed rule that, if finally issued, would generally prohibit post-employment non-compete clauses (or other clauses with comparable effect) in agreements between employers and their employees. We are monitoring the proposed rule and the impact it may have on our ability to recruit and retain our professionals.
For our investment professionals, we have historically relied in part on their interests in our investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for distributions in respect of carried interest and incentive fees, those interests become less valuable to them and may become a less effective retention tool. There are also factors beyond our control that may affect our efforts to recruit, retain and motivate investment professionals, in particular as they relate to tax considerations regarding carried interest. The tax treatment of carried interest has been an area of focus for policymakers and government officials in recent years. For example, the Tax Cuts and Jobs Act (the “TCJA”) enacted in 2017 generally requires that carried interest satisfy a more-than-three-year holding period (as opposed to a more-than-one-year holding period under prior law) to qualify as a long-term capital gain that is taxed at preferential rates for individuals. Congress and the current Administration may consider proposals to treat carried interest as ordinary income rather than as capital gain for tax purposes, to impose a surcharge on carried interest, to further extend the holding period for carried interest to qualify for long-term capital gain treatment, or to increase the capital gains tax rate, each of which could result in a material increase in the amount of taxes that our carry participants would be required to pay. While most proposals regarding the taxation of carried interest require realization of gains before applying ordinary income rates, U.S. federal legislation has previously been introduced that would require holders of carried interest to recognize a specified amount of deemed compensation income each year regardless of whether the investment partnership recognizes income or gain and regardless of whether and when the holders receive distributions in respect of their carried interests. If the tax treatment of carried interest continues to be an area of focus for policymakers and government officials, it could result in further regulatory action by federal, state, or non-U.S. governments. For example, certain states, including New York and California, have previously proposed legislation to levy additional state tax on carried interest. We have seen similar policy discussions in respect of the appropriate treatment of carried interest in many of the international jurisdictions in which we have investment professionals. The additional pressures of fiscal deficits created as a result of the COVID-19 pandemic have heightened these risks as international authorities consider ways to increase tax revenues. Such legislative and regulatory changes that modify the tax treatment of carried interest could make it more difficult for us to incentivize, recruit and retain investment professionals, which may have an adverse effect on our ability to achieve our investment objectives and thereby reduce the after-tax income and gain related to our business, our distributions to stockholders and the market price of our shares.
We have granted and expect to grant equity awards from our Equity Incentive Plan, which has caused dilution. While we evaluate the grant of equity awards from our Equity Incentive Plan to employees on an annual basis, the size of the grants, if any, is made at our discretion and may vary significantly from year-to-year, including as the result of special programs or significant senior personnel hirings. If we increase the use of equity awards from our Equity Incentive Plan in the future, expenses associated with equity-based compensation may increase materially. In 2022, we incurred equity compensation expenses of $154.0 million in connection with grants of restricted stock units. In February 2023, we granted a total of 9.9 million restricted stock units to our personnel, including certain senior Carlyle professionals and other key personnel, which will increase our equity-based compensation expense in the coming years. In addition, following the foregoing grants, taken together with other restricted stock unit grants since the approval of the Equity Incentive Plan in June 2021, there were 2,957,542 remaining shares of common stock available for grant under the Equity Incentive Plan. An increase in the number of shares available for grant under the Equity Incentive Plan would require shareholder approval. The value of our common stock may drop in value or be volatile, which may make our equity less attractive to our employees since we may not be able to adequately incentivize them.
As of December 31, 2022, our employees held an aggregate of 10.9 million unvested restricted stock units, which vest over various time periods (generally from six months to four years from the date of grant) and/or subject to the achievement of various performance targets. All of the shares of common stock held by our founders are fully vested. In order to recruit and retain existing and future senior Carlyle professionals and other key personnel, we may need to increase the level of compensation that we pay to them, which could include grants of significant amounts of restricted stock unit awards or other equity incentive awards under our Equity Incentive Plan. Accordingly, as we promote or hire new senior Carlyle professionals and other key personnel over time or attempt to retain the services of certain of our key personnel, we may increase the level of compensation we pay to these individuals, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. For example, we have had restricted stock unit award programs pursuant to which in 2021 we granted 7.1 million restricted stock units to certain senior Carlyle professionals, the majority of which are eligible to vest based on the achievement of annual performance targets over four years, and in February 2023 we granted 9.9 million restricted stock units to certain senior Carlyle professionals, the majority of which are eligible to vest in installments over a period of three and a half years. These restricted stock unit grants, in addition to our other restricted stock unit grants, will increase our equity-based compensation expense in the coming years, particularly in 2024 when 40% of the performance-based awards granted in 2021 are generally eligible to vest.
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
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar or from which we are currently exempt, and may lead to increased liability, litigation, regulatory risk and expense. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations may be adversely affected. Moreover, if a new product, business or venture developed internally or by acquisition is unsuccessful, we may decide to wind down, liquidate and/or discontinue it. Such actions could negatively impact our relationships with investors in those businesses, could subject us to litigation or regulatory inquiries and can expose us to additional expenses, including impairment charges and potential liability from investor or other complaints.
In August 2022, we acquired Abingworth, a life sciences investment firm, to expand our healthcare investment platform with the addition of nearly $2 billion in assets under management and a specialized team of over 20 investment professionals and advisors. The integration of Abingworth with us, and Carlyle’s corresponding entry into the life sciences industry, may pose some or all of the risks noted above.
Operational risks (including those associated with our business model), system security risks, breaches of data protection, cyberattacks or actions or failure to act by our employees or others with authorized access to our networks, including our ability to insure against such risks, may disrupt our businesses, result in losses or limit our growth.
We rely heavily on our financial, accounting, information, and other data processing systems. We face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. These security threats could originate from a wide variety of sources, including known or unknown external third parties and current or former employees and contractors who have or had access to our facilities, systems and information.

There has been an increase in the frequency and sophistication of the security threats we face, with thwarted attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as a global investment management firm, we hold a significant amount of confidential and sensitive information about our investors, our portfolio companies, potential investments and our employees. As a result, we may face a heightened risk of a security breach, online extortion attempt, or business disruption with respect to this information resulting from an attack by a variety of bad actors, including hacktivists, cyber criminals, foreign governments, cyber extortionists or cyber terrorists. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss or exposure of investor or proprietary data, the loss or exposure of personal information that we retain, interruptions or delays in our business and damage to our reputation. Our suppliers, contractors, investors, and other third parties with whom we do business also experience cyber threats and attacks that are similar in frequency and sophistication. Supply chain attacks are increasing in frequency and impact on the businesses they affect. We do not have continuous visibility into the security of our supply chain entities and must rely on contractual assurances and the controls and safeguards put in place by our suppliers, contractors, investors and other third parties to defend against, respond to, and report such attacks.
    Those who have or have had authorized access to our networks, including current and former employees and contractors, may introduce vulnerabilities in our systems if they are the target of “phishing,” social engineering, bribery, coercion, or harbor malintent to the Company. We have therefore implemented a security awareness training program. The objective of this program is to inform Carlyle personnel and contractors of their responsibility for information security and includes quarterly online training, live awareness events and phishing simulations. This training is in addition to existing onboarding and annual trainings that discuss cybersecurity issues.
We cannot know the potential impact of future cyber incidents, which vary widely in severity and scale. There can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems, especially because the cyber-attack techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources. If any of the controls we put in place do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our funds and investors, regulatory investigations, intervention, and fines, and reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or otherwise indemnified. Significant security incidents at competitor global investment firms in which we are not directly impacted could indirectly lead to increased costs from investor due diligence, revisions to insurance premiums and more extensive and/or frequent regulatory inspections.
Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. For example, our existing systems may not be adequate to identify or control the relevant risks in investment strategies employed by new investment funds we may introduce. Any failure to accommodate growth, particularly in the Global Credit segment, or an increase in costs related to such information systems, could have a material adverse effect on us. In addition, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our business development companies, structured credit funds and Global Investment Solutions segment. For example, Carlyle contracts information system backup and recovery services to certain portfolio companies. These third-party service providers could face ongoing cybersecurity threats and, as a result, unauthorized individuals could improperly gain access to our confidential data. Any attack on, or interruption or deterioration in, the performance of these third parties or failures of their information systems and technology could also impair the quality of the funds’ operations, affect our reputation, and adversely affect our businesses.
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
A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. For example, systematic risks such as a massive and prolonged global failure of Amazon or Microsoft’s cloud services could result in cascading catastrophic systems failures. We may also need to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. The market for hiring talented professionals, including IT and cybersecurity professionals, is competitive and we may not be able to grow at the pace we desire.
In addition, we, and our portfolio companies, may not be able to obtain or maintain sufficient insurance (including cyber insurance) on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse effect on our business. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, cyber incidents, fraud, business interruption and various other potential claims, whether or not such claims are valid. Insurance and other safeguards may only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Because of market conditions, premiums and deductibles for certain insurance policies, particularly directors and officers, cyber and property insurance, have increased substantially and may increase further, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. Moreover, the dollar amount of claims and/or the number of claims we experience may also increase at any time, which may have the result of further increasing our costs.
Certain losses of a catastrophic nature, such as wars, earthquakes, typhoons, pandemics, terrorist attacks or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our investment funds and their portfolio companies. Losses related to the COVID-19 pandemic have generally been excluded under most business property insurance policies and business interruption policies and going forward will not be covered under new policies. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, we, our investment funds and their portfolio companies may not be insured or fully insured against terrorism or certain other catastrophic losses.
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
Failure to maintain the security of our information and technology networks, including personally identifiable information, intellectual property and proprietary business information could have a material adverse effect on us.
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, investors, and potential investors, in our data centers, on our networks and with our third-party service providers. Such data may be subject to U.S. and foreign data protection and privacy laws and other contractual obligations. The secure processing, maintenance and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, including mechanisms for governance, strategy and risk management, there can be no assurance that these measures and investments will provide adequate protection. The COVID-19 pandemic has exacerbated these risks due to heavier reliance on online communication and the hybrid work environment, which may be less secure, and there has been a significant increase in hacking attempts by cyber-criminals. In 2022, Carlyle experienced no material cyber incidents and responded promptly and effectively to routine events, such as phishing campaigns and vendor breach notifications, resulting in no substantial harm to Carlyle assets. In addition, we and our employees have been and expect to continue to be the target of fraudulent calls and emails, the subject of impersonations and fraudulent requests for money, including attempts to redirect material payment amounts to fraudulent bank accounts, and other forms of spam attacks, phishing or other social engineering, supply chain attacks, ransomware or other events. We also have been, and could in the future be, the target of a type of wire transfer fraud known as business email compromise where a third party seeks to benefit from misrepresenting an employee or fund investor by improperly authorizing a wire transfer or change in wire instructions. While our policies and procedures have been effective against this fraud to date, a significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us by the U.S. federal and state governments, the EU or other jurisdictions or by various regulatory organizations or exchanges. Such an event could also disrupt our operations and the services we provide to investors, damage our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position and investor confidence.
Risks Related to Regulation and Litigation
Laws and regulations relating to privacy, data protection, data transfers, data localization, and data security worldwide may limit the use and adoption of our services and adversely affect our business.
Legislators and regulators around the world identify data security and privacy as top priorities. As a result, we are subject to an increasing variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, and other processing of personal information and other confidential data. The global legal frameworks for privacy, data protection, and data transfers are rapidly evolving and are likely to remain uncertain for the foreseeable future.
In February 2022, the SEC proposed rules regarding cybersecurity that would require registered investment advisers and registered funds to implement written policies and procedures designed to address cybersecurity risks, report significant cybersecurity incidents to the SEC using a proposed form and within a prescribed time period, and keep enumerated cybersecurity-related books and records. In addition, in March 2022, the SEC issued a proposed rule to mandate disclosure by all public companies of all cybersecurity incidents. These disclosures would include information such as: management and the board’s role and oversight of cybersecurity risks, applicable policies and procedures, and how if at all risks and incidents are likely to impact the financial statements. Moreover, certain incidents would have mandatory reporting on Form 8-K. In light of these proposed rules and the focus of federal regulators on cybersecurity generally in recent years, we expect increasing SEC enforcement activity related to cybersecurity matters, including by the SEC’s Office of Compliance Inspections and Examinations in its examination programs, where cybersecurity has been prioritized with an emphasis on, among other things, proper configuration of network storage devices, information security governance, and policies and procedures related to retail trading information security.
Although we maintain cybersecurity controls designed to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that we believe are compliant but the SEC deems otherwise. In addition, many jurisdictions in which we operate have other laws and regulations relating to data privacy, cybersecurity, data transfers, data localization and protection of personal information. Any regulatory investigation into compliance with these laws and regulations would be costly and could lead to significant fines, service interruption, loss of licensure and other harms to the Company.
In the European Economic Area (“EEA”), the General Data Protection Regulation (“GDPR”) establishes requirements applicable to the processing of personal data, affords data protection rights to individuals, and imposes penalties for serious data breaches. In addition, Brexit took effect in January 2020, which will lead to further legislative changes and reduces clarity as to the future burden of transferring data from the EEA to the United Kingdom. We may also need to make use of alternative data transfer mechanisms such as standard contractual clauses approved by the European Commission, or the SCCs. On June 4, 2021, the European Commission adopted new standard contractual clauses (“SCCs”) under the GDPR for the transfer of personal data of EEA residents to jurisdictions outside the EEA. In addition, the EEA and U.S. governments are negotiating a framework for trans-Atlantic data transfers and complying with this framework may require a certification process and operational changes. These updates and any future updates to data transfer rules may require us to expend significant resources to update our contractual arrangements and to comply with such obligations. Moreover, data protection authorities may require measures to be put in place in addition to SCCs for transfers to countries outside of the EEA. Our third-party service providers may also be affected by these changes. In addition to other impacts, we may experience additional costs to comply with these changes, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the United States and other non-EEA countries. The UK and EEA are considering or have enacted a variety of other laws and regulations such as the Digital Operational Resilience Act (EEA), Online Safety Act (UK), and the Artificial Intelligence Act (EEA), all of which could have a material impact on Carlyle and its portfolio companies’ ability to conduct our businesses. We cannot predict how these data protection laws or regulations may develop.

China continues to strengthen its protections of personal information and tighten control over cross-border data transfers with the implementation of the Cybersecurity Law (“CSL”), Data Security Law (the “DSL”) and the Personal Information Protection Law (the “PIPL”). These laws may affect the business of Carlyle and our portfolio companies in the following ways. First, Carlyle and our portfolio companies may be subject to these laws when conducting business and processing personal information or other data in China. Second, these laws may apply extra-territorially to the processing of personal information and other data originating in China when conducted by Carlyle or our portfolio companies outside of China. Third, these laws may impose new regulations on cross-border data transfers and transfers to third-party vendors conducted by Carlyle and our portfolio companies. The PIPL imposes several conditions that limit certain cross-border transfer of personal information of Chinese residents, while the DSL restricts transfer of “important data” outside of China. The scope of “important data” remains unclear but may include certain data collected and/or generated by Carlyle and our portfolio companies in China, in which case these restrictions could harm Carlyle and its portfolio companies that rely on the ability to freely transfer data outside China. Finally, Carlyle and our portfolio companies may be contractually bound by certain compliance obligations when dealing with counterparties in China as a result of these laws.
In addition, the National Intelligence Law (“NIL”) allows authorities to request organizations like Carlyle and its portfolio companies to provide necessary support, assistance, and cooperation to the government. The NIL codifies broad police power, including the ability for intelligence officials to enter relevant restricted areas and venues, learn from and question relevant organizations, and collect relevant files, materials or items, including electronic information.
The costs of compliance with, and other burdens imposed by the PIPL, CSL, DSL and NIL, along with any other cybersecurity and related laws in China, could have an adverse impact on our business and increase our compliance burden. A determination by the Chinese government that Carlyle or its portfolio companies have violated one of these laws could result in a variety of penalties, including fines of up to 5% of global revenues, warnings, disgorgement, suspension of business activities or licenses, shutting down websites or applications that collect sensitive information, and revocation of business licenses or relevant permits. Certain penalties can also apply to individual staff members responsible for a violation. The lack of clarity and regulatory guidance on some issues adds to the compliance risks. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or comply with Chinese laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability and could damage our reputation and adversely affect our business and the business of our portfolio companies.
Many other foreign countries and governmental bodies in jurisdictions where Carlyle and our portfolio companies conduct business have privacy and data protection laws and regulations that are more restrictive than those in the United States. For example, the Hong Kong Personal Data (Privacy) Ordinance, the Australian Privacy Act, and the Brazilian Bank Secrecy Law. Global laws in this area are rapidly increasing in the scope and depth of their requirements, which are often extra-territorial in nature, and global regulators are seeking to enforce their countries’ laws outside of their borders. In addition, we frequently have added privacy compliance requirements as a result of our contractual obligations with counterparties. These legal and contractual obligations heighten our privacy obligations in the ordinary course of conducting our business in the U.S. and internationally.
In the United States, federal privacy legislation is being considered by Congress and may lead to significant new obligations for us and our portfolio companies. In the interim, a number of state laws are being passed, such as the California Consumer Privacy Act (“CCPA”), which took effect in January 2020. The CCPA provides for enhanced consumer protections for California residents, a private right of action for certain data breaches that is expected to increase related litigation, and statutory fines for CCPA violations. In addition, the CCPA requires covered companies to provide new disclosures to California residents and provides such residents new ways to opt-out of certain sales of personal information.
California voters also approved the California Privacy Rights Act (“CPRA”) in November 2020. Effective starting on January 1, 2023, the CPRA made significant modifications to the CCPA, including by expanding rights with respect to certain sensitive personal information and creating a new state agency for enforcing the CCPA. Unless and until a federal privacy law that preempts state laws is enacted, states will continue to shape the data privacy environment nationally. For example, Virginia enacted the Virginia Consumer Data Protection Act (the “VCDPA”), effective January 1, 2023, Colorado passed the Colorado Privacy Rights Act (the “CPA”), effective July 1, 2023, Connecticut passed the Connecticut Data Privacy Act (the “CDPA”), effective July 1, 2023, and Utah passed the Utah Consumer Privacy Act (the “UCPA”), effective December 31, 2023. Many other proposals exist in states across the U.S. that could increase our potential liability, increase our compliance costs, and affect our ability to process personal information integral to our business. Aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional compliance costs.

Complying with various existing, proposed, or yet to be proposed laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, costs for remediation, and other liabilities.
For instance, regulatory investigations or penalties related to data protection failures could lead to negative publicity and may cause our investors to lose confidence in the effectiveness of our security measures. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations also could result in additional cost and liability and could damage our reputation and adversely affect our business.
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
In recent years, the SEC and its staff have focused on issues relevant to global investment firms and have formed specialized units devoted to examining such firms and, in certain cases, brought enforcement actions against the firms, their principals and their employees. We have seen and expect to continue to see a greater level of SEC enforcement activity under the current Administration, and while we believe that we have a robust compliance program in place, it is possible this enforcement activity will target practices that we believe are compliant and that were not targeted by the prior Administration. Recent SEC focus areas have also included the use and compensation of, and disclosure regarding, operating partners or consultants, outside business activities of firm principals and employees and group purchasing arrangements and general conflicts of interest disclosures. The SEC is also focused on adherence to practices disclosed in fund offering documents, management of conflicted transactions, management fee calculation, performance advertising and investment due diligence practices.
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

The SEC has also signaled that it will continue to focus on issues specific to private investment funds, including performance advertising, the inclusion of preferred liquidity and disclosure terms in side letters, transparency of fund fees and expenses, and reporting of information to the SEC on Form ADV and Form PF, including proposed amendments to Form ADV that would require enhanced disclosure regarding cybersecurity incidents and ESG practices and proposed amendments to Form PF that would introduce “current reporting” requirements for certain events and require enhanced disclosure regarding fund investments and structures. Any new rulemaking by the SEC in these areas could have an impact on our business practices and result in additional operational, administrative and compliance burden and costs and could potentially result in reductions to our revenue, earnings and cash flow. See “Risks Related to Regulation and Litigation—Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.” We also regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate. In the current environment, even historical practices that have been previously examined are being revisited. For example, as part of a sweep investigation of financial services and investment advisory firms, in October 2022, we received a request for information from the SEC related to the preservation of certain types of electronic business communications (e.g., text messages and messages on WhatsApp, WeChat, and similar applications). We intend to cooperate fully with the SEC’s inquiry. These additional regulatory requirements will increase our compliance costs and may expose us to liabilities and penalties if we fail to comply with the applicable laws, rules and regulations.
We regularly rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the Investment Company Act, the Commodity Exchange Act, and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in conducting our asset management activities in the United States. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected. For example, in 2014, the SEC amended Rule 506 of Regulation D under the Securities Act to impose “bad actor” disqualification provisions that ban an issuer from offering or selling securities pursuant to the safe harbor in Rule 506 if the issuer, or any other “covered person,” is the subject of a criminal, regulatory or court order or other disqualifying event under the rule which has not been waived by the SEC. The definition of “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers; affiliates who are also issuing securities in the offering; beneficial owners of 20% or more of the issuer’s outstanding equity securities; and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver from the SEC.
Similarly, in conducting our asset management activities outside the United States, we rely on available exemptions from the regulatory regimes of various foreign jurisdictions. These exemptions from regulation within the United States and abroad are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected. Moreover, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements. See Item 1 “Business—Regulatory and Compliance Matters.”
We may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform, including registered product offerings for retail investors. For example, we have a number of closed-end investment companies in our Global Credit and Global Investment Solutions segments that are subject to the Investment Company Act and the rules thereunder, which, among other things, impose regulatory restrictions on principal transactions between, and joint transactions among, the investment company and certain of its affiliates, including its investment adviser. Certain of these investment companies are subject to additional securities law requirements due to their status as a publicly-traded issuer, as well as the listing standards of the applicable national securities exchange. Other jurisdictions, particularly in Europe and the United Kingdom, impose similar (if not greater) regulatory burdens on registered product offerings. We expect to offer more of these registered investment products in the future to U.S. and non-U.S. investors. These additional regulatory requirements will increase our compliance costs and may expose us to liabilities and penalties if we fail to comply with the applicable laws, rules and regulations.
We are subject to U.S. and foreign anti-corruption, anti-bribery, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, as amended (“FCPA”), the U.S. domestic bribery statute, and the U.S. Travel Act, and other anti-corruption, anti-bribery, and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit us from authorizing, offering, or providing, directly or indirectly, improper payments or things of value to recipients in the public or private sector. In addition, we are subject to the accounting and internal controls provisions of the FCPA, which require us to maintain accurate books and records and a system of internal controls sufficient to detect and prevent corrupt conduct. We are also subject to U.S. export controls and economic sanctions administered by the U.S. Commerce Department, the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury, and the U.S. Department of State. Such export control laws and regulations and economic sanctions are based on U.S. foreign policy and national security goals, and are enforced against targeted countries, jurisdictions, territories, regimes, entities, organizations and individuals.
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
These various anti-corruption, anti-money laundering, export control, and sanctions laws and regulations relate to several aspects of our businesses, including servicing existing fund investors, finding new fund investors and sourcing new investments, as well as the activities of our funds’ portfolio companies, and require ongoing monitoring of both investors and portfolio assets. U.S. government regulators, including the U.S. Department of Justice, the SEC and OFAC, have devoted more resources to enforcement of the FCPA and export control and sanctions laws as enforcement has become more of a priority in recent years. Several other countries, including countries where we and our funds’ portfolio companies maintain operations or conduct business, have also significantly expanded their enforcement activities, especially regarding anti-corruption. Recently, the U.S. government has also used sanctions and export controls to address broader foreign and international economic policy goals. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and other anti-corruption laws, as well as export control and economic sanctions laws, we cannot ensure that none of our employees, representatives, contractors, partners, and agents will take actions in violations of our policies and applicable law, for which we may be ultimately held responsible. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, disbarment and a general loss of investor confidence, any one of which could have a material adverse effect on our results of operations, financial condition and cash flow, as well as our reputation.
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
On January 18, 2022, the U.S. Department of Justice Antitrust Division and the FTC launched a joint public inquiry aimed at strengthening enforcement against illegal mergers, citing evidence that many industries across the economy are becoming more concentrated and less competitive. Antitrust regulators in several foreign jurisdictions have announced similar antitrust enforcement initiatives. These initiatives are expected to increase scrutiny of mergers and acquisitions and to result in the adoption of more stringent guidelines for pre-approval of mergers. As a result, the process of obtaining pre-approval from the FTC and other non-U.S. antitrust authorities for mergers and acquisitions undertaken by the investment funds we manage is expected to become more challenging, more time consuming, and more expensive. If certain proposed acquisitions or dispositions of portfolio companies by our managed investment funds are delayed or rejected by antitrust regulators, it could have an adverse impact on our ability to generate future performance revenues and to fully invest the available capital in our funds, as well as reduce opportunities to exit and realize value from our fund investments.

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
The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. On May 16, 2016, the SEC and other federal regulatory agencies proposed a rule that would apply requirements on incentive-based compensation arrangements of “covered financial institutions,” including certain registered investment advisers and broker-dealers above a specific asset threshold. This rule, if adopted, could limit our ability to recruit and retain investment professionals and senior management executives. However, the proposed rule remains pending and may be subject to significant modifications. In addition, as directed under the Dodd-Frank Act, on October 26, 2022, the SEC adopted final rules under which companies listed on the NYSE and Nasdaq will be required to adopt “clawback” policies that mandate recovery by companies of certain incentive-based compensation awarded to current and former executives in the event of an accounting restatement.
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
Following the 2020 presidential and congressional elections in the United States, there has been an increased risk of legislative and regulatory action that could adversely limit and affect our and our funds’ portfolio companies’ business. For example, proposed legislation that was introduced into the U.S. Congress in July 2019 was reintroduced in October 2021, containing a number of provisions that, if they were to become law, would adversely impact alternative asset management firms. Among other things, the bill would: (1) subject private funds and certain holders of economic interests therein to joint and several liability for all liabilities of portfolio companies; (2) require private funds to offer identical terms and benefits to all limited partners; (3) require disclosure of names of each limited partner invested in a private fund, as well as sensitive fund and portfolio company-level information; (4) impose a limitation on the deductibility of interest expense only applicable to companies owned by private funds; (5) modify settled bankruptcy law to target transactions by private equity funds; (6) increase tax rates on carried interest; and (7) prohibit portfolio companies from paying dividends or repurchasing their shares or outsourcing jobs at portfolio companies during the first two years following the acquisition of the portfolio company. In addition, in August 2021, legislation was introduced in the Senate that would require holders of carried interest to recognize a specified amount of deemed compensation income each year regardless of whether the investment partnership recognizes income or gain and regardless of whether and when the holders receive distributions in respect of their carried interests. If these proposed bills or parts thereof, or other similar legislation, were to become law, it could negatively impact us, our funds’ portfolio companies and our investors.
The SEC’s amended rule for investment adviser marketing became effective in November 2022. The rule increases regulatory obligations and potential scrutiny and imposes more prescriptive requirements on investment advisers’ marketing activities, including but not limited to prohibitions on advertisements that are misleading or contain material statements that an investment adviser cannot substantiate as well as requirements for performance advertising and the use of placement agent arrangements. The rule impacts the marketing of certain of our funds and other investment advisory functions. Compliance with the new rule entails compliance and operational costs. In September 2022, the SEC staff published a risk alert indicating that the staff will conduct a number of specific national initiatives, as well as a broad review through the examination process, for compliance with the new marketing rule.
Future legislation, regulation or guidance may have an adverse effect on the fund industry generally and/or us specifically. Financial services regulation, including regulations applicable to our business, has increased significantly in recent years, and may in the future be subject to further enhanced governmental scrutiny and/or increased regulation, including resulting from changes in U.S. executive administration or Congressional leadership. The SEC has also signaled that it intends to pursue additional regulation of private fund fees and conflicts of interest, including potentially requiring greater transparency of fund fees and expenses:
•In February 2022, the SEC proposed new rules and amendments to existing rules under the Advisers Act specifically related to registered advisers and their activities with respect to private funds (the “SEC Proposed Rule”). If enacted, the proposed rules and amendments could have a significant impact on advisers to private funds, including Carlyle. In particular, the SEC has proposed to: limit circumstances in which a fund manager can be indemnified by a private fund; increase reporting requirements by private funds to investors concerning performance, fees and expenses; require registered advisers to obtain an annual audit for private funds and also require such fund’s auditor to notify the SEC upon the occurrence of certain material events; enhance requirements, including the need to obtain a fairness opinion and make certain disclosures, in connection with adviser-led secondary transactions (also known as general partner-led secondaries); prohibit advisers from engaging in certain practices, such as, without limitation, charging accelerated fees for unperformed services or fees and expenses associated with an examination to private fund clients; and impose limitations and new disclosure requirements regarding preferential treatment of investors in private funds in side letters or other arrangements with an adviser. The SEC also proposed amendments to the existing books and records and compliance rules for investment advisers that complement these rules and require that all registered advisers document their annual compliance review in writing. The SEC has indicated that it will seek to have a final vote to adopt these proposed regulations in 2023. If adopted, including with modifications, this new SEC Proposed Rule could have a significant effect on private fund advisers and their operations, including increasing compliance burdens and associated regulatory costs, increasing litigation risk, reducing the ability to receive expense or indemnification reimbursements, and enhancing the risk of regulatory action, including public regulatory sanctions and may result in a change to our practices and create additional regulatory uncertainty. Further, we note that in connection with the SEC Proposed Rule, if such rule were to be enacted, it could also significantly increase the cost of insurance, specifically D&O and E&O insurance, or may even make such insurance coverage unavailable.
•In January and August 2022, the SEC proposed changes to Form PF, a confidential form relating to reporting by private funds and intended to be used for systemic risk oversight purposes. These proposals, which represent an expansion of existing reporting obligations, if adopted, would require private fund managers, including us, to report to the SEC within one business day the occurrence of certain fund-related and portfolio company events. The SEC has indicated that it will seek to have a final vote to adopt these regulations in 2023. Increased regulations and disclosure obligations could result in our incurring higher costs if new laws or disclosure obligations require us to spend more time, hire additional personnel, or buy new technology to comply effectively.
•In February 2022, the SEC issued two releases that proposed, respectively, rule amendments to accelerate the filing deadlines for companies to make filings of beneficial ownership and to expand the scope of instances where such a filing is required, and rule proposals to require certain asset managers to file with the SEC on a monthly basis certain data related to their short sales activity. The SEC has indicated that it will seek to have a final vote to adopt these proposed regulations in 2023. If these proposals are adopted, we may need to devote additional resources to fulfilling our beneficial ownership and short-sale reporting obligations and there may be additional regulatory attention focused on such activities.
•In October 2022, the SEC proposed a new rule and related amendments that would impose substantial obligations on registered investment advisers to conduct initial due diligence and ongoing monitoring of a broad universe of service providers that we may use in our investment advisory business. If these proposed rules take effect, they could increase limitations on our ability to use service providers in connection with our investment advisory business, impose additional costs and burdens on our use and monitoring of service providers, and subject us to heightened regulatory scrutiny.
•The SEC has also proposed numerous new and amended rules that would apply to market participants that we regularly interact with as counterparties or to our other business activities, including broker-dealers’ execution of trades and clearance and settlement of trades. The SEC has indicated that it will seek to have a final vote to adopt many of these proposed regulations in 2023. If these proposed rules become effective, they could affect our business by making it more costly financially or burdensome for us to engage in certain business transactions. In addition, an amended SEC rule and subsequent guidance would, beginning in January 2025, prohibit broker dealers from providing price quotations for certain private debt security offerings unless information about the issuer of these securities is current and publicly available. This rule could affect our ability to trade in certain private debt securities.
In September 2022, the SEC announced charges against 15 broker-dealers and one affiliated investment adviser for widespread and longstanding failures by the firms and their employees to maintain and preserve electronic communications. The firms admitted the facts set forth in their respective SEC orders, acknowledged that their conduct violated recordkeeping provisions of the federal securities laws, agreed to pay combined penalties of more than $1.1 billion, and agreed to implement improvements to their compliance policies and procedures to settle these matters. As part of a sweep investigation of financial services and investment advisory firms, in October 2022, we received a request for information from the SEC related to the preservation of certain types of electronic business communications (e.g., text messages and messages on WhatsApp, WeChat, and similar applications). We intend to cooperate fully with the SEC’s inquiry.

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
Our business may incur increased ongoing costs associated with monitoring compliance with the CFTC registration and exemption obligations across platforms and complying with the various reporting and record-keeping requirements. In addition, newly instituted and amended regulations could significantly increase the cost of entering into derivative contracts (including through requirements to post collateral that could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of such regulations (and any new regulations), our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to satisfy our debt obligations or plan for and fund capital expenditures.
The short-term and long-term impact of the Basel capital standards is uncertain.
In June 2011, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations and certain other types of financial institutions. The Basel III standards were revised in 2017 as part of a package of reforms referred to as “Basel IV” by the banking industry. These standards generally require banks to hold more capital, predominantly in the form of common equity, than under the previous capital framework, reduce leverage and improve liquidity standards. U.S. federal banking regulators have adopted, and continue to adopt, final regulations to implement these standards for U.S. banking organizations.
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
    New prudential regimes for EU and UK investment firms. On December 5, 2019, a new EU legislative package replacing the existing prudential framework for EU investment firms was published in the Official Journal of the European Union, which took effect on June 26, 2021. The legislation consists of the Investment Firm Regulation and the Investment Firm Directive (together “IFR/IFD”). IFR/IFD represents a complete overhaul of “prudential” regulation (i.e., capital adequacy, liquidity adequacy, governance, remuneration policies and practices, public transparency and regulatory reporting) in the EU and substantially increases regulatory capital requirements for certain investment firms and imposes more onerous remuneration rules, and revised and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements (among other things). IFR/IFD affects AlpInvest, one of our subsidiaries, because it is an alternative investment fund manager in the Netherlands with MiFID top-up permissions to provide investment services.
The UK has implemented its own version of IFR/IFD, the Investment Firms Prudential Regime (the “IFPR”), which took effect from January 1, 2021. The IFPR applies to our subsidiaries that are UK investment firms under the post-Brexit UK-retained Markets in Financial Instruments Directive (as restated, “MiFID II”), namely CECP and CELF. Under the IFPR, among other requirements, both CECP and CELF are required to maintain a more onerous policy on remuneration, set an appropriate ratio between the variable and fixed components of total remuneration and meet requirements on the structure of variable remuneration. These requirements may make it more difficult for us to attract and retain staff. IFPR also resulted in increased regulatory capital and liquidity adequacy requirements for CECP, in particular, which may continue to increase the costs of doing business and may impede intra-group capital and cash flows.
    AIFMD. The AIFMD was implemented in most jurisdictions in the EEA, on July 22, 2014. The AIFMD regulates alternative investment fund managers (“AIFMs”) established in the EEA that manage alternative investment funds (“AIFs”). The AIFMD also regulates and imposes regulatory obligations in respect of the marketing in the EEA by AIFMs (whether established in the EEA or elsewhere) of AIFs (whether established in the EEA or elsewhere). The UK implemented AIFMD while it was still a member of the EU and “onshored” it as part of UK law, such that similar requirements continue to apply in the UK notwithstanding Brexit. Abingworth is authorized in the UK as an AIFM by the FCA. AlpInvest, one of our subsidiaries, obtained authorization in 2015 and is licensed as an AIFM in the Netherlands. Additionally, in 2017, one of our subsidiaries, Carlyle Real Estate SGR S.p.A, was registered as an AIFM in Italy and in 2018, one of our subsidiaries, CIM Europe, obtained authorization as an AIFM in Luxembourg.
In 2017, the European Commission started a review of AIFMD. The European Commission published a report on the operation of the AIFMD in January 2019, which identified certain areas requiring further analysis. A subsequent report on the application and scope of the AIFMD was published in June 2020. Following these reports, the European Commission launched a public consultation relating to its review of the AIFMD in October 2020, which closed on January 29, 2021. In November 2021, the European Commission published draft legislation, commonly referred to as “AIFMD II.” The European Commission’s draft legislation proposed a number of amendments to the AIFMD, including more onerous delegation requirements, enhanced substance requirements, additional liquidity management provisions for AIFMs to the extent that they manage open-ended AIFs, and revised regulatory reporting and investor disclosures requirements. The draft proposed significant new requirements relating to the activities of funds that originate loans including new restrictions on the structure that such funds may take. In addition, the draft proposed to introduce new conditions for non-EEA AIFMs, such as certain of our US affiliates, to be able to make use of the national private placement regimes of EEA states, including a condition that the jurisdiction of neither of the AIFM and AIF have been identified as non-cooperative third countries for tax purposes nor deemed by the EU not to comply fully with the standards laid down in Article 26 of the OECD Model Tax Convention on Income and on Capital and thereby to ensure an effective exchange of information in tax matters. This gives rise to a risk that certain of our AIFs may not be able to take advantage of such regimes to raise capital from EEA investors, potentially with little notice. AIFMD II is currently passing through the EU ordinary legislative process, involving scrutiny and amendment by the

European Council and the European Parliament. Agreement on the legislation between the European Commission, European Council and European Parliament is expected to be reached during 2023, after which the final shape of the new regime, and any impact on us or our subsidiaries, will be clearer. The new regime will come into force two years after this final agreement is reached and fully approved with implementation currently expected in 2025.
Given the significance of this review process as well as its potential impact on the European fund industry framework, we have been considering the potential impact of AIFMD II on our business, particularly with regard to delegation of certain AIFM duties to third-countries that may affect both operating models of CIM Europe and AlpInvest, extension of the directive to third country firms and a push towards harmonization of the Collective Investment in Transferable Securities (“UCITS”) and AIFMD frameworks. AIFMD II has the potential to limit market access for our non-EU funds. Moreover, compliance with AIFMD II may, among other things, increase the cost and complexity of raising capital, may slow the pace of fundraising, limit operations, increase operational costs and disadvantage our investment funds as bidders for and potential owners of private companies located in the EEA when compared to non-AIF/AIFM competitors. It is not yet clear to what extent, if any, the UK would reflect AIFMD II in its domestic rules.
CBDF Directive and CBDF Regulation. In August 2021, two main legislative instruments, Directive (EU) 2019/1160 (the “CBDF Directive”) and Regulation (EU) 2019/1156 (the “CBDF Regulation”), came into effect. The CBDF Regulation and CBDF Directive lay out, among other things, general principles to be adhered to by fund managers when drafting pre-marketing and marketing communications. The legislative instruments also harmonize the pre-marketing requirements across the EEA by requiring EU AIFMs to notify their local regulator of their intention to pre-market in certain EEA jurisdictions within two weeks of pre-marketing having begun. CIM Europe and AlpInvest began to file such pre-marketing notifications with the CSSF for any new fund and we are working to incorporate the relevant requirements under the CBDF Directive and CBDF Regulation into the firm’s global marketing policy.
Solvency II. The European solvency framework and prudential regime for insurers and reinsurers, under the Solvency II Directive 2009/138/EC (“Solvency II”), took effect in full on January 1, 2016. Solvency II is a regulatory regime that imposes economic risk-based solvency requirements across all EU Member States and consists of three pillars: Pillar I-quantitative capital requirements, based on a valuation of the entire balance sheet; Pillar II-qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and Pillar III-market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Solvency II is supplemented by European Commission Delegated Regulation (E.U.) 2015/35 (the “Delegated Regulation”), other European Commission “delegated acts” and binding technical standards, and guidelines issued by the European Insurance and Occupational Pensions Authority. The Delegated Regulation sets out detailed requirements for individual insurance and reinsurance undertakings, as well as for groups, based on the overarching provisions of Solvency II, which together make up the core of the single prudential rulebook for insurance and reinsurance undertakings in the European Union.
Solvency II sets out stronger capital adequacy and risk management requirements for European insurers and reinsurers and, in particular, dictates how much capital such firms must hold against their liabilities and introduces a risk-based assessment of those liabilities. In addition, Solvency II imposes, among other things, substantially greater quantitative and qualitative capital requirements for insurers and reinsurers as well as other supervisory and disclosure requirements. While we are not subject to Solvency II, many of our European insurer or reinsurer fund investors are subject to this directive, as applied under applicable domestic law. Solvency II also may impact insurers’ and reinsurers’ investment decisions and their asset allocations. Moreover, insurers and reinsurers will be subject to more onerous data collation and reporting requirements. As a result, there is potential for Solvency II to have an adverse indirect effect on our businesses by, among other things, restricting the ability of European insurers and reinsurers to invest in our funds and imposing on us extensive disclosure and reporting obligations for those insurers and reinsurers that do invest in our funds. A broad review of Solvency II was carried out by the European Commission in 2020 (the “Solvency II 2020 review”), with input from the European Insurance and Occupational Pensions Authority (“EIOPA”). This included a related public consultation launched by the European Commission in July 2020. On December 17, 2020, EIOPA submitted its opinion on the Solvency II 2020 review to the European Commission. The Solvency II 2020 review is expected to result in amendments to various aspects of Solvency II, although the extent of such amendments is currently unknown. Following this, on September 22, 2021, the European Commission published proposed legislation to amend the Solvency II Directive. The proposals are under review of the subject to the EU ordinary legislative process involving the European Parliament and the European Council, with the implementation date of the revised Solvency II Directive currently unknown. It is unclear at this stage the extent to which the proposed amendments to Solvency II will have an indirect effect on our businesses.
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
MiFID II extended MiFID requirements in a number of areas such as the receipt and payment of inducements (including investment research), suitability and appropriateness assessments, conflicts of interest, record-keeping, costs and charges disclosures, best execution, product design and governance, and transaction and trade reporting. Under MiFID II, national competent authorities are also required to establish position limits in relation to the maximum size of positions that a relevant person can hold in certain commodity derivatives. The limits apply to contracts traded on trading venues and their economically equivalent OTC contracts. The position limits established, as amended from time to time, and our ability to rely on any exemption thereunder may affect the size and types of investments we may make. Failure to comply with MiFID II and its associated legislative acts could result in sanctions from national regulators, the loss of market access and a number of other adverse consequences that would have a detrimental impact on our business. Certain aspects of MIFID II and Markets in Financial Instruments Regulations (“MiFIR”) are subject to review and change in both the EU and the UK
Swiss Marketing Regulations. The Swiss Financial Services Act (FinSA) and the Financial Institution Act (FinIA) came into force on January 1, 2020, with a transition period that ended on December 31, 2021. FinSA seeks to protect clients of financial service providers and to establish comparable conditions for the provision of financial services by financial service providers (FSP), and thus contributes to enhancing the reputation and competitiveness of Switzerland's financial center. FinIA introduces coordinated supervision for the various categories of financial institutions: portfolio managers, trustees, managers of collective assets, fund management companies and securities firms. The new Swiss regulations have an impact on the offering and marketing foreign investment fund shares into Switzerland on a cross-border basis and creates new requirements for financial service providers.
    Anti-Money Laundering. During 2020, two new EU Anti-Money Laundering (AML) Directives came into force: the fifth AML EU Directive (AMLD5) and the sixth AML EU Directive (AMLD6). AMLD5 was implemented into UK law on January 10, 2020. The changes under AMLD5 include new more stringent customer due diligence measures and requirements to report discrepancies between information held and the Companies House register and to conduct risk assessments prior to the launch or use of new products, and business practices. AMLD5 has added complexity to our internal processes and any perceived shortcomings in our adoption of AMLD5 could create reputational risks to our business. AMLD6 harmonizes the definition of money laundering across the EU, expands the number of offenses that fall under the definition of money laundering and extends criminal liability to include punishments for legal persons, including partnership entities. On July 20, 2021, the European Commission presented an ambitious package of legislative proposals to strengthen the EU’s anti-money laundering and countering the financing of terrorism (AML/CFT) rules, including the creation of a new pan-EU supervisory authority to combat money laundering. The UK government opted out of AMLD6.
    Securitization Regulation. Regulation (EU) 2017/2402 (the “Securitization Regulation”) is a new framework for European securitizations which came into effect on January 1, 2019. There is a risk that a non-EU AIFM that markets funds in the EU that invest in securitization positions could be within scope of certain requirements under the Securitization Regulation. To the extent a non-EU AIFM is within the scope of the Securitization Regulation, it could only hold a securitization exposure where the originator, sponsor or original lender retains 5% of the securitization. If our non-EU AIFMs fall within the scope of the Securitization Regulation, it could affect the asset values of certain of our funds, force divestment of certain assets at depressed prices, and increase the operating cost of our CLOs. The UK has adopted the Securitization Regulation and therefore similar requirements continue to apply in the UK notwithstanding Brexit. The UK Government announced in December 2022 that it would consult on reforms to UK financial services regulation, including the Securitization Regulation.
ESG and Sustainable Finance Regulation. New regulatory initiatives related to ESG and sustainable finance that are or will be applicable to us, our funds and their portfolio companies could adversely affect our business. In 2018, the European Commission adopted an “action plan on financing sustainable growth” (the “Action Plan”). The Action Plan is, among other things, designed to define and reorient investment towards more sustainable economic activities. The Action Plan contemplates, among other things, creating an EU green bond standard and establishing EU labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding sustainability in their investment decision-making processes; increasing disclosure requirements in the financial services sector around sustainability; increasing the transparency of companies on their ESG policies and related processes and management systems; and introducing a “green supporting factor” in the EU prudential rules for banks and insurance companies to incorporate climate risks and other environmental factors into banks’ and insurance companies’ risk management policies.

On June 22, 2020, the Official Journal of the European Union published a classification system that establishes a list of environmentally sustainable economic activities and sets out four overarching conditions that an economic activity has to meet in order to qualify as environmentally sustainable (Regulation (EU) 2020/852 of the European Parliament and of the Council of 18 June 2020 on the establishment of a framework to facilitate sustainable investment, and amending Regulation (EU) 2019/2088, “Taxonomy Regulation”). The Taxonomy Regulation, among other things, introduces mandatory disclosure and reporting requirements and supplements the framework set out in the Sustainable Financial Disclosure Regulation (Regulation (EU) 2019/2088 of the European Parliament and of the Council of 27 November 2019 on sustainability‐related disclosures in the financial services sector, “SFDR”), which requires certain disclosures in relation to whether and, if so, how sustainability risks and negative impacts on environmental and social factors are taken into account in the investment process and the likely impacts of sustainability risks on the returns of the financial products. Financial products that have as their objective “sustainable investment” or that promote binding environmental or social characteristics are required to disclose that objective or those characteristics in pre-contractual disclosures required pursuant to the AIFMD and report on an ongoing basis their performance in achieving that objective or those characteristics in periodic reports produced pursuant to the AIFMD. In addition, if a financial product does not promote environmental or social characteristics or does not have as its objective “sustainable investment,” the information to be disclosed in accordance with applicable sectoral legislation must also be followed by a statement indicating that the financial product does not take into account EU criteria for environmentally sustainable economic activities. The disclosure requirements in the SFDR are supplemented by Commission Delegated Regulation (EU) 2022/1288 of 6 April 2022, which requires enhanced disclosures in pre-contractual documents, on websites and in periodic reports.
For us, this primarily impacts our AIFMs and the funds that they manage by requiring certain firm-level disclosures on our website relating to how sustainability risks are integrated into investment processes, consideration of adverse impacts of investment decisions on sustainability factors and transparency of remuneration policies on the integration of sustainability risk, as well as inclusion of certain information in pre-contractual and periodic disclosures required pursuant to the AIFMD. We have been working with external counsel to prepare such disclosures and to ensure that relevant internal teams understand the investor relations and other implications of product categorization and reporting. In respect of public website disclosure requirements for private funds, we intend to continue to comply with and monitor EU public transparency requirements while also complying with securities offering laws, such as the Securities Act.
Commission Delegated Regulation (EU) 2021/1255 amends Delegated Regulation (EU) 231/2013 to require that sustainability risks are integrated into the investment decision-making, risk management and compliance functions and processes of EU AIFMs. These requirements became effective and apply to us beginning August 1, 2022. Commission Delegated Regulation (EU) 2021/1253, amending Regulation (EU) 2017/565, requires, among other things, certain firms to carry out a mandatory assessment of the sustainability preferences of clients; integrate sustainability into risk management policies; and consider sustainability factors in the product approval and governance process. These requirements became effective and apply to us beginning August 2, 2022.
There is a risk that a significant reorientation in the market following the implementation of these sustainable finance regulations and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or allegations or evidence of “greenwashing.” There is also a risk that market expectations in relation to the SFDR categorization of financial products could adversely affect our ability to raise capital.
In this respect, sustainable finance initiatives continue to evolve rapidly and it is not possible at this stage to fully assess how our business will be affected with certainty. We are monitoring developments in relation to EU sustainable finance as well as corporate sustainability reporting and proposals for laws requiring due diligence of supply chains. Guidance from EU policymakers and financial supervisors changes the frame of reference frequently, for example, a recent consultation paper on guidance on the use of ESG-related terms in fund names. We, our funds and their portfolio companies are subject to a risk that similar measures might be introduced in other jurisdictions in which we or they currently have investments or plan to invest in the future.
The FCA has introduced a new regulatory framework focused on implementing the recommendations of the Financial Stability Board Taskforce on Climate-related Financial Disclosures (“TCFD”) and, in particular, by introducing mandatory TCFD-aligned disclosure requirements for certain FCA authorized firms. These rules are set out in a new ESG Sourcebook in the Business Standards section of the FCA Handbook of Rules and Guidance (“ESG Sourcebook”). The rules capture certain asset managers including, so far as relevant, certain private fund advisors such as CECP and investment portfolio managers such as CELF, as well as insurers and FCA-regulated pension providers. There is a phased approach to the implementation of these rules. For the largest in-scope firms (those with over £50 billion in AUM calculated as a 3-year rolling average), the rules applied beginning January 1, 2022, with the first public disclosures to be made by June 30, 2023. For those below this threshold but above £5 billion in AUM (calculated as a 3-year rolling average), the rules will apply beginning January 1, 2023, with disclosures to be made by June 30, 2024.
On October 25, 2022, the UK FCA published a further consultation and proposal for sustainability disclosure requirements and sustainability labels for investment products (“CP22/20”), which specifies, among other requirements, an anti-greenwashing rule and sustainability-related disclosure requirements in respect of certain financial products and firms. CP22/20 focuses on UK-managed funds and investment portfolios and does not cover overseas products marketed in the UK. However, the FCA has indicated that it intends to undertake a further consultation on expanding the scope of these requirements potentially to cover overseas products and pension products. CP22/20 proposes an anti-greenwashing rule that will apply to all FCA-regulated firms and is expected to become effective immediately on the publication of the final rules, which is currently anticipated for June 30, 2023. Additional requirements, which are subject to consultation and subsequent amendments, will also create certain financial product- and firm-related disclosures and are provisionally set to become effective from June 30, 2024 and at certain periodic intervals afterwards. This regime diverges from other international sustainability-related disclosure regimes, including the EU SFDR and the SEC proposals. We are monitoring these developments and how they may impact our businesses.
In March 2021, the SEC announced the establishment of an enforcement task force to examine ESG practices and disclosures by public companies and investment managers. In 2022, the SEC commenced enforcement actions against at least two investment advisers relating to ESG disclosures and policies and procedures failures, and we expect that there will be a greater level of enforcement activity in this area in the future. In addition, in May 2022, the SEC announced two rule proposals that would result in more stringent regulations of ESG funds and ESG-related claims: (i) the proposed rule on “Enhanced Disclosures by Certain Investment Advisers and Investment Companies about Environmental, Social, and Governance Investment Practices” (the “ESG Funds Reporting Rule”) and (ii) the proposed rule on “Investment Company Names,” which would amend Rule 35d-1 (Names Rule) under the 1940 Act. Among other changes, these proposals would prevent registered funds other than ESG-focused funds (as defined in the SEC’s enhanced disclosure proposal) from using ESG terminology such as “green,” “sustainable” or “ESG-focused” in their names and require funds that integrate ESG factors into their investment strategies to provide enhanced disclosures regarding ESG strategies, how ESG (including greenhouse gas emissions) is integrated into investment decision-making, and how funds engage with portfolio companies on ESG matters. In addition, under the ESG Funds Reporting Rule, funds that make ESG factors a significant or primary consideration in investment decisions would be required, subject to certain exceptions, to report on portfolio company greenhouse gas emissions, including carbon footprint and weighted average carbon intensity.
In 2022, the SEC also proposed extensive rules aimed at enhancing and standardizing climate-related disclosures in an effort to foster greater consistency, comparability and reliability of climate-related information. The proposal, if adopted, would require domestic registrants and foreign private issuers to include certain climate-related information in their registration statements and annual reports, including data regarding greenhouse gas emissions and information regarding climate-related risks and opportunities and related financial impacts, governance, and strategy. Although the ultimate date of effectiveness and the final form and substance of the requirements for the proposed rule is not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs and make some activities more difficult, time-consuming and costly.
Moreover, the SEC has also announced that it is working on proposals for mandatory disclosure of certain other ESG-related matters, including with respect to board diversity and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective. As regulations develop, we will consider the implications for our business of the overlapping global measures, and how they fit together. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, increase the risk that we are subject to enforcement, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
Compliance with sustainable finance frameworks of this nature, including the Taxonomy Regulation and the SFDR, may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to us, our funds and their portfolio companies because of the need to collect certain information to meet the disclosure requirements; the need to update or develop new policies and processes to meet regulatory requirements and associated ESG commitments, claims and initiatives; and changes to the manner in which we, our funds or their portfolio companies conduct business. In addition, where there are uncertainties regarding the operation of sustainable finance frameworks, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data us and our portfolio companies may be required to engage third party advisors and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs.
Appointed Representative Arrangements. Appointed representative arrangements are an area of increased regulatory focus in the United Kingdom. The FCA is reemphasizing the need for principals to take effective responsibility for, and have appropriate systems in place to adequately supervise, their appointed representatives. CECP is a principal firm that bears responsibility for CIC. On December 8, 2022, the FCA released updated rules (PS22/11) on appointed representatives which include more extensive obligations on principal firms. Working with external counsel, we are monitoring developments in this area to ensure CIC and CECP remain compliant.
Leveraged Transactions. In May 2017, the European Central Bank (“ECB”) issued guidance on leveraged transactions, which applies to significant credit institutions supervised by the ECB in member states of the Euro zone. Under the guidance, credit institutions should have in place internal policies that include a definition of “leveraged transactions.” Loans or credit exposures to a borrower should be regarded as leveraged transactions if: (i) the borrower’s post-financing level of leverage exceeds a total debt to EBITDA ratio of 4.0 times; or (ii) the borrower is owned by one or more “financial sponsors.” For these purposes, a financial sponsor is an investment firm that undertakes private equity investments in and/or leveraged buyouts of companies. Following these guidelines, credit institutions in the Eurozone could in the future limit, delay or restrict the availability of credit and/or increase the cost of credit for our investment funds or portfolio companies involved in leveraged transactions. This policy area remains under close scrutiny and further guidance could be issued on short notice in the future.
CSPD. In March 2018, the European Commission published a proposal for a new directive governing credit servicers, credit purchasers and the recovery of collateral in connection with loans (the “Credit Servicers and Purchasers Directive” or “CSPD”). The policy aim behind the CSPD is the development of a well-functioning secondary market for non-performing loans. The CSPD was finalized and published in the Official Journal of the European Union on December 8, 2021, and entered into force on December 28, 2021. Member States are required to adopt and apply measures implementing the CSPD by December 30, 2023, and entities carrying on credit servicing activities from December 30, 2023, will be required to obtain authorization under the CSPD by June 29, 2024.
The CSPD applies to, among others, “credit servicers” and “credit purchasers” and would impose a number of new requirements relating to licensing, conduct of business and provision of information. The definition of “credit servicer” in the Commission proposal is sufficiently broad that it could be construed to include asset managers. The Directive limits the scope of the requirements for credit servicers and credit purchasers to the servicing or purchasing of credit agreements originally issued by a credit institution established in the EU or its subsidiaries established in the EU. This is subject, however, to individual Member State discretion. Such Member States may choose to extend the CSPD requirements to credit agreements that are not issued by an EU credit institution. Subject to the aforementioned potential extension of scope by individual Member States, the servicing of loans originally advanced by credit funds (rather than, for example, an EU bank) will fall outside the scope of the CSPD. Asset managers are unlikely to act as principal credit purchasers. However, they may purchase in-scope credit agreements as agent on behalf of the funds or separately managed accounts for whom they are acting and therefore may in practice be required to discharge the associated obligations on behalf of underlying clients. Compliance with these rules could involve a material cost to our business.
Hong Kong Security Law. On June 30, 2020, the National People’s Congress of China passed a national security law (the “National Security Law”), which criminalizes certain offenses including secession, subversion of the Chinese government, terrorism and collusion with foreign entities. The National Security Law also applies to non-permanent residents. Although the extra-territorial reach of the National Security Law remains unclear, there is a risk that the application of the National Security Law to conduct outside Hong Kong by non-permanent residents of Hong Kong could limit the activities of or negatively affect us, our investment funds and/or portfolio companies. The National Security Law has been condemned by the United States, the United Kingdom and several EU countries. The United States and other countries may take action against China, its leaders and leaders of Hong Kong, which may include the imposition of sanctions. Escalation of tensions resulting from the National Security Law, including conflict between China and other countries, protests and other government measures, as well as other economic, social or political unrest in the future, could adversely impact the security and stability of the region and may have a material adverse effect on countries in which we, our investment funds and portfolio companies or any of their respective personnel or assets are located. In addition, any downturn in Hong Kong’s economy could adversely affect our financial statements and our investments, or could have a significant impact on the industries in which we participate, and may adversely affect our operations, our investment funds and portfolio companies, including the retention of investment and other key professionals located in Hong Kong.

    Chinese Regulations. In August 2014, the China Securities Regulatory Commission (the “CSRC”), the Chinese securities regulator, promulgated the Interim Regulations on the Supervision and Administration of Private Investment Funds (the “CSRC Regulations”). The CSRC Regulations adopt a broad definition of private investment funds, including private equity funds. In accordance with the CSRC Regulations and other relevant PRC laws, regulations and authorizations, the CSRC has become the principal regulator of private equity funds in China. In December 2020, the CSRC further promulgated Several Provisions on Strengthening the Regulation of Private Investment Funds, pursuant to which the CSRC strengthened its regulations on private investment funds and private investment fund managers. CSRC has designated the Asset Management Association of China (the “AMAC”), an industry body, with responsibility to introduce and promote regulations toward a degree of self-regulation across private equity funds in China. In recent years, regulations, directives and guidelines from the AMAC have continued to regulate private investment funds incorporated in China. For example, the AMAC has issued “Guidelines for Internal Control of Privately-raised Investment Fund Managers” (February 2016), “Administrative Measures for Information Disclosure of Privately-raised Investment Fund” (February 2016), “Announcement on Further Regulating Relevant Matters Concerning the Registration of the Managers of the Privately-Raised Funds” (February 2016), “Measures for the Administration of Private Placement of Private Investment Funds” (April 2016), “Private Equity Fund Contract Guidelines No. 1, No. 2 and No. 3” (April 2016), “Administrative Measures for Private Investment Fund Services” (March 2017), “Implementing Guidelines on the Administration of Investor Suitability for Fund Raising Institutions” (July 2017), “Guidelines on the Valuation of the Private Equity Investments of Privately-raised Investment Funds (for Trial Implementation)” (July 2018), “Guidelines on the Name of Privately-raised Investment Funds” (November 2018), “Notice on Privately-raised Fund Manager Registration” (December 2018), “Notice on Privately-raised Investment Fund Filing” (December 2019), “Notice on Facilitating the Application of Privately-raised Fund Manager Registration” (February 2020), and “Notice on Strengthening the Self-Regulatory Management of Privately-raised Fund Information Submission and Optimizing Industry Services” (February 2021), in addition to the regulations and directives from the CSRC and the AMAC.
If a private equity fund wishes to accept capital contributions from a PRC governmental body or authority, then that fund will also need to subject itself (including specific conditions as regards the general partner and/or the private investment fund manager) to the supervision of the National Development and Reform Commission (the “NDRC”). If a private equity fund wishes to accept capital contributions from a PRC insurance company, then that fund will also need to subject itself (including specific conditions as regards the general partner and/or the private investment fund manager) to the supervision of the China Banking and Insurance Regulatory Commission (the “CBIRC”). In accordance with the NDRC’s regulations on governmental fund of funds’ participation in equity investment funds, and/or the CBIRC’s regulations on insurance companies, the private investment fund is subject to requirements relating to the industry focus, investment scope, investment restrictions, risk control and information disclosure. The general partner and/or the private investment fund manager are also subject to additional restrictions and qualification requirements and are required to fulfill reporting and filing obligations to the NDRC and/or the CBIRC (in addition to any reporting or filing obligations to the CSRC, the AMAC, local financial bureaus or others). These regulations may have an adverse effect on us and/or our renminbi (RMB)-denominated investment funds by, among other things, increasing the regulatory burden and costs of raising money for RMB-denominated investment funds if we admit investors that are regulated by the above regulators.
Data Privacy. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where Carlyle and our portfolio companies conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than, and could in some cases conflict with, those in the United States. See “Risks Related to Regulation and Litigation—Laws and regulations relating to privacy, data protection, data transfers, data localization, and data security worldwide may limit the use and adoption of our services and adversely affect our business” for more information.
    Other Similar Measures. Our investment businesses are subject to risk that similar measures might be introduced in other countries in which our investment funds currently have investments or plan to invest in the future, or that other legislative or regulatory measures that negatively affect their respective portfolio investments might be promulgated in any of the countries in which they invest. The reporting related to such initiatives may divert the attention of our personnel and the management teams of our portfolio companies. Moreover, sensitive business information relating to us or our portfolio companies could be publicly released.
See “Risks Related to Our Business Operations—Risks Related to the Assets We Manage—Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States” and Item 1 “Business—Regulatory and Compliance Matters” for more information.

Increasing scrutiny from stakeholders on ESG matters, including our ESG reporting, exposes us to reputational and other risks.
We, our funds and their portfolio companies face increasing public scrutiny related to ESG activities as well as ESG policies, processes and/or performance, including from fund investors, stockholders, regulators and other stakeholders. We and they risk damage to our brand and reputation, if we or they fail or are perceived to have failed to act responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. In addition, different stakeholder groups have divergent views on ESG matters, including in the countries in which we operate and invest, as well as states and localities where we serve public sector clients. This divergence increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. If we do not successfully manage ESG-related expectations across the varied interests of our stakeholders, it could erode stakeholder trust, impact our reputation, and constrain our investment opportunities. Adverse incidents with respect to ESG activities or ESG policies, processes and/or performance, including any statements regarding the investment strategies of our funds or our funds’ ESG efforts or initiatives that are or are perceived to be inaccurate or misleading, could impact the value of our brand, or the brands of our funds or their portfolio companies, the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. In particular, there has been significant negative publicity and investor and regulatory focus on the phenomenon of “greenwashing” (i.e., making inaccurate or misleading statements regarding the sustainability or ESG-related characteristics of a product, business, or business practice). We could suffer significant reputational damage and regulatory scrutiny if we are subject to “greenwashing” accusations, including with respect to statements regarding the investment strategies of our funds or the ESG efforts and initiatives of us, our funds and our portfolio companies. Such accusations could also result in litigation and adversely impact our ability to raise capital and attract new investors.
Although we consider application of our ESG strategy to be an opportunity to enhance or protect the performance of our investments over the long-term, we cannot guarantee that our ESG strategy, which depends in part on qualitative judgments, will positively impact the financial or ESG performance of any individual investment or our funds as a whole. Similarly, to the extent we or a third-party ESG advisor engages with portfolio companies on ESG-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the long-term value of the investment. Successful engagement efforts on the part of us or a third-party ESG advisor will depend on our or any such third-party advisor’s ability to identify and analyze material ESG and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful. In addition, our ESG strategy, including the ESG strategy and associated procedures and practices, is expected to change over time.
We and many of our portfolio companies undertake voluntary reporting on various ESG matters, including, for example, greenhouse gas emissions, supply chain practices, and human capital management. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized, and continue to evolve and we may fail to successfully implement or comply with these rapidly developing ESG standards and requirements. Moreover, in conducting ESG reporting, we may seek to align with particular disclosure frameworks and/or reporting standards, which are evolving. Our selection of disclosure frameworks and reporting standards, may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period, as well as significant revisions to ESG goals, initiatives, commitments, or objectives or reported progress in achieving the same. Due to the lack of a single, comprehensive ESG strategy that is utilized across all asset managers, we and our portfolio companies may utilize a combination of frameworks, or develop proprietary frameworks where necessary and relevant. In addition, we and our portfolio companies’ selection of reporting frameworks or standards, and other methodological choices, such as the use of certain performance metrics, levels of quantification, value chain reporting, or materiality standards, may vary over time and may not always align with evolving investor and activist expectations or market practices. We and our portfolio companies may suffer reputational damage if our or their ESG disclosure is viewed as falling short of best practices, or if such reporting indicates ESG performance that does not meet investor, activist, employee, customer, or other stakeholder expectations. With respect to both voluntary and mandated ESG disclosures, we and our portfolio companies may not successfully implement measurement processes and disclosure controls and procedures that meet evolving investor, activist, or regulatory expectations. In addition, enhancements to such processes and controls may be costly and give rise to significant administrative burdens. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. If we or our portfolio companies do not successfully implement controls related to reporting ESG information, this could result in legal liability and reputational damage, which could impact our ability to attract and retain investors and employees.

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
As of January 1, 2021, our UK FCA-authorized affiliates, CECP and CELF, ceased to be entitled to exercise single market passport rights to provide investment services in or into the EEA on a cross-border services basis. In addition, Abingworth is no longer able to exercise a single market passport to market its funds in the EEA. Certain EEA investor-facing activities previously carried on by CECP and CELF have been reorganized so that they are performed now by different, EEA established affiliates under alternative licensing arrangements. We also may continue to make changes to the arrangements in the future. These arrangements may subject us to additional regulatory obligations and may impede our ability to raise capital from EEA investors.
In this respect and otherwise, uncertainty about the way in which these and other complex issues will be resolved could adversely affect us, our investment funds and portfolio companies (especially if our investment funds include, or expose them to, businesses that depend on access to the single market, the customs union, or whose value is affected adversely by the UK’s future relationship with the EU). The size and importance of the UK’s economy, coupled with uncertainty or unpredictability about the precise nature of its future legal, political and economic relationship with the EU following the implementation of the TCA (and any subsequent discussions between the UK and EU in respect of matters not within its scope) may continue to cause instability, significant currency fluctuations and/or other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). In addition, Brexit could have a destabilizing effect if any other member states were to consider withdrawing from the EU. The decision for any other member state to withdraw from the EU could exacerbate such uncertainty and instability and may present similar and/or additional potential risks and consequences for us, our investment funds and fund portfolio companies.
These complex issues and other by-products of Brexit, such as the tightening of credit in the UK commercial real estate market, may also increase the costs of having operations, conducting business and making investments in the UK and Europe. As a result, the performance of our funds that are focused on investing in the UK and to a lesser extent across Europe, may be disproportionately affected compared to those funds that invest more broadly across global geographies or are focused on different regions.
The uncertainty surrounding the precise nature of the UK’s future legal relationship with the EU may continue to be a source of significant exchange rate fluctuations and/or other adverse effects on international markets. Unhedged currency fluctuations have the ability to adversely affect our funds and their underlying portfolio companies.
Moreover, the development of the UK’s future legislative approach remains uncertain. The UK may elect in the future to repeal, amend or replace EU laws, which could exacerbate the uncertainty and result in divergent UK national laws and regulations. Changes to the regulatory regimes in the UK or the EU and its member states could materially affect our business prospects and opportunities and increase our costs. In addition, Brexit could potentially disrupt the tax jurisdictions in which we operate and affect the tax benefits or liabilities in these or other jurisdictions in a manner that is adverse to us and/or our funds. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.
The replacement of LIBOR with an alternative reference rate, such as SOFR, may adversely affect our credit arrangements and our collateralized loan obligation transactions.
LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms have resulted in plans to phase out and eventually replace LIBOR, which may cause such benchmarks to perform differently than in the past or have other consequences that cannot be predicted.
Since January 1, 2022, U.S. banks have not been allowed to issue any new debt tied to LIBOR, which will cease to be published at the end of June 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended SOFR as its preferred alternative rate for LIBOR. While we have seen an increase in market acceptance of SOFR, there is no guarantee that this trend will continue.
To address the transition away from LIBOR, we have amended our credit agreements and related loan documentation to provide for an agreed upon methodology, such as SOFR, to calculate new benchmark rate spreads. In April 2022, for example, we amended our revolving facility to reference SOFR, among other changes in terms. We have evaluated and continue to evaluate our CLOs to identify any discrepancy between the interest rate an issuer pays on its liabilities compared to the interest rate on the underlying assets, or the amounts payable under a derivative used to hedge its currency or interest rate exposure. For our more recent generation of CLOs, we have incorporated provisions to address the transition from LIBOR; however, certain older CLOs have not yet come up for amendment or refinancing and as such may not currently contain clear LIBOR transition procedures. In January 2022, for example, we priced our first CLO to SOFR. As the market fully transitions from LIBOR, we expect that there will be short-term rate mismatches, which could adversely impact the returns on our CLOs.
If the transition from LIBOR results in an overall increase to borrowing costs, higher interest expense could negatively affect the financial results and valuations of our funds’ portfolio companies. There is no guarantee that a transition from LIBOR to an alternative, such as SOFR, will not result in financial market disruptions, significant increases or volatility in risk-free benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and share price.
We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
In the ordinary course of business, we are subject to the risk of substantial litigation and face significant regulatory oversight. In recent years, the volume of claims and the amount of potential damages claimed in such proceedings against the financial services industry have generally been increasing. The investment decisions we make in our asset management business and the activities of our investment professionals on behalf of portfolio companies of our carry funds may subject them and us to the risk of third-party litigation arising from investor dissatisfaction with the performance of those investment funds, alleged conflicts of interest, the activities of our portfolio companies and a variety of other litigation claims and regulatory inquiries and actions. From time to time, we and our portfolio companies have been and may be subject to regulatory actions and shareholder class action suits relating to transactions in which we have agreed to acquire public companies.
To the extent that investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our investment funds, our principals or our affiliates. Heightened standards of care or additional fiduciary duties may apply in certain of our managed accounts or other advisory contracts. To the extent we enter into agreements with clients containing such terms or applicable law mandates a heightened standard of care or duties, we could, for example, be liable to certain clients for acts of simple negligence or breach of such duties, which might include the allocation of a client’s funds to our affiliated funds. Even in the absence of misconduct, we may be exposed to litigation or other adverse consequences where investments perform poorly and investors in or alongside our funds experience losses. The general partners and investment advisers to our investment funds, including their directors, officers, other employees and affiliates, are generally indemnified by our funds with respect to their conduct in connection with the management of the business and affairs of our investment funds. If a particular fund has an indemnification obligation to us, but such fund’s assets have been depleted or distributed to the relevant fund investors, such fund may have insufficient assets to cover its indemnification obligation and the Company could suffer financial losses.

Defending against litigation could be costly. Such litigation costs may not be recoverable from insurance or other indemnification. Carlyle has previously recovered significant amounts of insurance proceeds. As a general matter, we expect that the cost of insurance will increase significantly, and we do not believe we will recover the same amount of insurance proceeds as we have in prior years. Further, we note that in connection with the prohibited activities rule under the SEC Proposed Rule discussed above, if such rule were to be enacted, it could substantially increase our exposure to litigation generally, including by way of a simple negligence standard as opposed to a gross negligence standard.
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
If any litigation or regulatory actions were brought against us and resulted in a finding of substantial legal liability, the lawsuit could materially adversely affect our business, results of operations or financial condition or cause significant reputational harm to us, which could materially impact our business. Recently, there has been an elevated level of focus put on our industry and companies in which our funds are invested, including increased focus on externalities of business activities such as ESG considerations. See “Risks Related to Regulation and Litigation—Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties.” We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants (including investors in or alongside our funds), regulators or employees, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities, the private equity industry in general or our workplace, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
In addition, with a workforce composed of many highly paid professionals, we face the risk of litigation relating to claims for compensation, which may, individually or in the aggregate, be significant in amount. The cost of settling any such claims could negatively impact our business, results of operations and financial condition.
Our affiliated subsidiaries serve as the general partners of many of our managed funds and could have liability for certain fund obligations.
Our affiliated subsidiaries serve as a general partner of many of our funds. As such, under applicable law and the fund partnership agreements, our subsidiaries could have liability for obligations of our funds if such funds have insufficient assets to pay such obligations themselves, including contractual obligations, obligations to repay fund indebtedness, uninsured contingent obligations for litigation damages awards or taxes determined to be owed by the funds. In general, the funds indemnify us for such obligations; but if the relevant funds’ assets have been depleted or distributed to fund investors, such fund may be unable to pay such indemnification obligation to us, and we could suffer significant loss and expense.
Employee misconduct or fraud could harm us and subject us to significant legal liability and reputational harm, which could impair our ability to attract and retain investors in our funds. Fraud, other deceptive practices or other misconduct at our portfolio companies could similarly subject us to liability and reputational damage and also harm performance.
There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and there is a risk that our employees or advisors could engage in misconduct or fraud that adversely affects our business. Misconduct or fraud by employees, advisors or other third-party service providers could cause significant losses. Employee misconduct or fraud could include, among other things, binding the Company to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses or engaging in inappropriate or unlawful behavior or actions directed toward other employees. It is not always possible to deter misconduct or fraud by employees or service providers, and the precautions we take to detect and prevent this activity may not be effective in all cases. In the current hybrid work environment we may have less of an ability to supervise our employees, which could expose us to an enhanced risk of misconduct or fraud.

Our ability to attract and retain investors and to pursue investment opportunities for our investment funds depends heavily upon the reputation of our professionals, especially our senior Carlyle professionals. Because of our diverse business and the regulatory regimes under which we operate, we are subject to a number of obligations and standards (and related policies and procedures) arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards (and related policies and procedures) by any of our employees would adversely affect us and our investment funds and investors. For example, we could lose our ability to raise new investment funds if any of our “covered persons” is the subject of a criminal, regulatory or court order or other disqualifying event. See “Risks Related to Regulation and Litigation—Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties.” In addition, in certain jurisdictions, we may be liable for certain social media statements made by our employees. For example, any statements an employee makes online in a personal capacity (whether or not such employee identifies online as an employee of the Company) could still be attributed to Carlyle under certain regulations. Expressing personal views in a way that implies corporate endorsement could create misunderstandings and have adverse consequences for us and our employees.
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
We consider our “One Carlyle” philosophy and the ability of our professionals to communicate and collaborate across funds, industries and geographies one of our significant competitive strengths. As a result of the expansion of our platform into various lines of business in the asset management industry, our acquisition of new businesses, and the growth of our managed account business, we are subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which we would otherwise be subject if we had just one line of business. For example, certain regulatory requirements mandate us to restrict access by certain personnel in our funds to information about certain transactions or investments being considered or made by those funds. In addition, as we continue to expand our platform, the allocation of investment opportunities among our investment funds is expected to become more complex. In addressing these conflicts and regulatory requirements across our various businesses, we have and may continue to implement certain policies and procedures, such as information barriers. As a practical matter, the establishment and maintenance of such information barriers means that collaboration between our investment professionals across various platforms or with respect to certain investments may be limited, reducing potential synergies that we cultivate across these businesses through our “One Carlyle” approach. For example, although we maintain ultimate control over the Global Investment Solutions segment’s constituent firm, AlpInvest, we have erected an information barrier between the management teams at AlpInvest and the rest of Carlyle. See “Risks Related to Our Business Operations—Industry Risks Related to the Assets We Manage—Our Global Investment Solutions business is subject to additional risks.” In addition, we may come into possession of material, non-public information with respect to issuers in which we may be considering making an investment. Consequently, we may be precluded from providing such information or other ideas to our other businesses that could benefit from such information.
Our failure to deal appropriately with conflicts of interest in our investment business could damage our reputation and adversely affect our businesses.
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. For example, a decision to acquire material, non-public information about a company while pursuing an investment opportunity for a particular fund may give rise to a potential conflict of interest that results in our having to restrict the ability of other funds to take any action. Certain of our funds, managed accounts or investment vehicles may have overlapping investment objectives, including co-investment funds and funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds, managed accounts or investors. For example, different funds may invest in a single company where the fund that made the initial investment no longer has capital available to invest or a follow-on opportunity arises. We may also cause different funds that we manage to purchase different classes of debt or securities in the same portfolio company. For example, one of our funds could acquire a debt security or bank loan issued by the same company in which one of our buyout funds owns common equity securities or several of our funds could be invested in different tranches of a company’s debt. A direct conflict of interest could arise between and among the debt holders and the equity holders if such a portfolio company was to develop insolvency concerns, and that conflict would have to be carefully managed by us. It is also possible that in the event the company goes through a bankruptcy proceeding, the interests of the fund holding the debt securities or loans may be subordinated, recharacterized or otherwise adversely affected by virtue of the involvement and actions of the fund holding the equity in the portfolio company. In such a case, the debt security or loan could be converted into equity and the prospects of repayment greatly diminished. Conflicts of interest may also exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our investment funds and their portfolio companies and conflicts could also arise in respect of the ultimate disposition of such investments. Due to changes in the tax treatment of carried interest under the TCJA and/or future legislation, conflicts of interest may arise with investors in certain of our funds in connection with the general partner’s decisions with respect to the sequence and timing of disposals of investments in such funds. To the extent we fail to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in regulatory liability or potential litigation against us.
Risks Related to Our Business Operations
Risks Related to the Assets We Manage
The alternative asset management business is intensely competitive.
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
In addition, developments in financial technology (or fintech), such as a distributed ledger technology (or blockchain), have the potential to disrupt the financial industry and change the way financial institutions, as well as asset managers, do business. Several factors, among others, serve to increase our competitive risks:
•a number of our competitors in some of our businesses have greater financial, fundraising, technical, marketing and other resources and more personnel than we do;
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
•some of our competitors may be more successful than us in development of new products to address investor demand for new or different investment strategies and/or regulatory changes, including with respect to products with mandates that incorporate ESG considerations, or products that are targeted toward retail or insurance capital;
•some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do;
•our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment;
•our competitors have instituted or may institute low cost, high speed financial applications and services based on artificial intelligence and new competitors may enter the asset management space using new investment platforms based on artificial intelligence;
•special purpose acquisition companies (“SPACs”) may continue to compete with our funds for investment opportunities and drive up asset prices;
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
The attractiveness of our investment funds relative to investments in other investment products could decrease depending on economic conditions. In addition, to the extent that any changes in tax law make debt financing less attractive to certain categories of borrowers, this could adversely affect the investment opportunities for our credit-focused funds. Such competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future investment funds, either of which would adversely impact our business, revenue, results of operations and cash flow. See “Risks Related to Our Business Operations—Risks Related to the Assets We Manage—Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future investment funds.
In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow could decline. Investors could also demand lower fees or fee concessions for existing or future funds, which would likewise decrease our revenue or require us to record an impairment of intangible assets and/or goodwill in the case of an acquired business. In some of our funds, such as our carry funds, a reduction in the value of the portfolio investments held in such funds could result in a reduction in the carried interest we earn or in our management fees. In our CLOs, defaults or downgrades of the CLOs’ underlying collateral obligations could cause failures of certain over collateralization tests and the potential for insufficient funds to pay expected management fees on any such CLO, which would result in either a temporary deferral or permanent loss of such management fees. See “Risks Related to Our Business Operations—Industry Risks Related to the Assets We Manage—Our CLO business and investment into CLOs involves certain risks.”
We also could experience losses on our investment of our own capital into our funds as a result of poor performance by our investment funds. If, as a result of poor performance of later investments in a carry fund’s life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which carried interest that was previously distributed to us exceeds the amount to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our stockholders did not receive any benefit. See “Risks Related to Our Business Operations— Risks Related to the Assets We Manage—We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors” and Note 10 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Poor performance of our investment funds may also make it more difficult for us to raise new capital. Investors in our funds may decline to invest in future investment funds we raise. Investors and potential investors in our funds continually assess our investment funds’ performance, and our ability to raise capital for existing and future investment funds and avoid excessive redemption levels will depend on our investment funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee income.
The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.
    We have presented in this Annual Report on Form 10-K information relating to the historical performance of our investment funds. The historical and potential future returns of the investment funds that we advise, however, are not directly linked to returns in our common stock. Therefore, any continued positive performance of the investment funds that we advise will not necessarily result in positive returns on an investment in our common stock. However, poor performance of the investment funds that we advise would cause a decline in our revenue from such investment funds, and could therefore have a negative effect on our performance, our ability to raise future funds and in all likelihood the returns on an investment in our common stock.

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
•our investment funds’ returns in some years have benefited from investment opportunities and general market conditions, including lower interest rates and rates of inflation than present market conditions, that may have been significantly more favorable for generating positive performance than current market conditions or market conditions that we may experience in the future and may not repeat themselves;
•our current or future investment funds might not be able to avail themselves of comparable investment opportunities or market conditions, and the circumstances under which our funds may make future investments may differ significantly from those conditions prevailing in the past;
•newly-established funds may generate lower returns during the period that they take to deploy their capital; and
•the introduction of fund-level leverage in more recent funds has increased the rates of returns in those funds compared to what they would have been without the use of such leverage.
Our recent performance has benefited from recent high multiples and asset prices. In the current market environment, we expect that earning such returns on new investments will be much more difficult than in the past and the future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund or for our funds as a whole. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular fund invests. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis—Fund Performance Metrics” for additional information.
Risk management activities may adversely affect the return on our and our funds’ investments.
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The scope of risk management activities undertaken by us varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. The use of hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position does not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price. Currency fluctuations, in particular, can have a substantial effect on our cash flow and financial condition. The success of any hedging or other derivative transaction generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into such a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall firm or investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.
    While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, which may reduce the returns generated by the firm or a fund. See “Risks Related to Regulation and Litigation—Changing regulations regarding derivatives and commodity interest transactions could adversely impact various aspects of our business.”
Ongoing trade negotiations and potential for further regulatory reform may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.
    Since March 2018, the United States has imposed, or threatened to impose, a series of various tariffs on a variety of goods imported into the United States, with an emphasis on those imported from China and the EU. These new tariffs, or other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, particularly China. In October 2022, the United States Trade Representative (“USTR”) announced the public comment phase of its four-year, statutorily mandated review of the China Section 301 tariffs. Following the announcement, the USTR solicited additional information from interested parties in regard to their investigation. However, it is unclear if any tariffs will be removed, modified, or increased as a result of the investigation.
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
Geopolitical tensions globally remain elevated and further changes to foreign direct investment laws remain possible. The U.S. government is advancing plans to create an outbound investment screening regime to prevent U.S. capital from contributing to the development of force-multiplying technologies in certain jurisdictions, such as China. The concern among policymakers is that U.S. investment, particularly in China, facilitates the transfer or buildup of technology and know-how that could strengthen another country’s civil and military capabilities to the detriment of the United States. Another major concern is U.S. supply chain security—the ability to ensure access to critical goods and services in the face of disruptions arising from conflict, economic coercion, or natural disasters. An outbound investment screening could, depending upon scope, limit our ability to make certain investments without obtaining U.S. government approval. Furthermore, foreign direct investment laws in non-U.S. jurisdictions can also require approvals, which can delay the investment or divestment of assets in a fund.
    Any governmental action, including such actions noted above, has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from or exported to any country impacted by such policies. In addition, these actions may adversely affect our suppliers and certain other customers of our portfolio companies, which could amplify the negative impact on our operating results or future cash flows.
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
We raised $81.2 billion in new capital commitments across 2021 and 2022, with 2022 fundraising being driven by $2.0 billion in additional third-party capital raised for our strategic investment in Fortitude, fundraising on our CLO Platform and our retail credit product (CTAC) and the launch of our third Credit Opportunities fund, within our Global Credit segment, and coupled with fundraising for our Global Private Equity and Global Investment Solutions funds. We cannot assure that our prior success in raising capital will continue in the future. In this respect, we anticipate the fundraising landscape will continue to be increasingly competitive as the pace of capital deployment across the industry has resulted in fund products coming back to market faster and with larger target fund sizes than with prior vintages, and limited partners are reassessing their portfolio allocation targets in light of market volatility and their liquidity requirements. As a result, fundraising in certain products—particularly in corporate private equity strategies—may take longer to complete and fund sizes may not meet levels they otherwise would in a more favorable market environment. Slowdowns in fundraising may also delay catch-up management fees that would be charged to fund investors in subsequent closings and smaller fund sizes could result in lower management fees in the future.
Our ability to raise capital from third-party investors depends on a number of factors, including certain factors that are outside our control. Certain of these factors such as the performance of the stock market, the pace of distributions from our funds and from the funds of other asset managers or the asset allocation rules or regulations or investment policies to which such third-party investors are subject, whether by their own policy or the laws and regulations of their respective jurisdictions, could inhibit or restrict the ability of third-party investors to make investments in our investment funds. For example, state politicians and lawmakers across a number of states, including Florida and Pennsylvania, have continued to put forth proposals or expressed intent to take steps to reduce or minimize the ability of their state pension funds to invest in alternative asset classes, including by proposing to increase the reporting or other obligations applicable to their state pension funds that invest in such asset classes. Such proposals or actions would potentially discourage investment by such state pension funds in alternative asset classes by imposing meaningful compliance burdens and costs on them, which could adversely affect our ability to raise capital from such state pension funds. Other states could potentially take similar actions, which may further impair our access to capital from an investor base that has historically represented a significant portion of our fundraising.
Third-party investors in private equity, real assets and private credit funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of existing investments fall, the investment pace is delayed and/or the pace of distributions slows, investors may be unable or unwilling to make new commitments or fund existing commitments to third-party management investment funds such as those advised by us. Moreover, many funds sponsored by us and our competitors have recently invested more rapidly than in the past. As a result, investors may delay making new commitments until such time these investments start distributing capital.
Although many investors have increased and signaled that they expect to maintain the amount of commitments they are making to alternative investment funds, there can be no assurance that historical or current levels of commitments to our funds will continue. For example, there is a continuing shift away from defined benefit pension plans to defined contributions plans, which could reduce the amount of assets available for us to manage on behalf of certain of our clients. In addition, investors may downsize their investment allocations to alternative managers, including private funds and fund of funds vehicles, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Investors may also seek to consolidate their investments with a smaller number of investment managers or prefer to pursue investments directly instead of investing through our funds, each of which could impact the amount of allocations they make to our funds. For example, certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of alternative asset advisers like us. Such institutional investors may become our competitors and could cease to be our clients.
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
In addition, the evolving preferences of our fund investors may necessitate that alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and co-investment vehicles, become a larger part of our business going forward. Certain investors have also implemented or may implement restrictions against investing in certain types of asset classes or sectors, such as hydrocarbons, which could affect our ability to raise new funds focused on those asset classes, such as funds focused on conventional energy or natural resources, and which could have a negative impact on our ability to exit certain of our energy investments, or our ability to invest capital in our conventional energy funds. Given that funds focused on investing in carbon-based energy (“Carbon Energy Funds”) remain a part of our business (6% of total AUM as of December 31, 2022), the persistence of weakened market fundamentals in the energy sector could translate into future performance below investor expectations which, together with negative sentiments around carbon energy funds, could result in less investor demand for these funds in the future. Our future investments in carbon-based energy are expected to be made primarily through our non-controlling interest in NGP in the United States and Carlyle International Energy Partners outside the United States. If we, or NGP, were unable to raise the next generation of our energy related funds, at the same levels or at all, our fee-paying AUM and future management fees could be adversely impacted. This could increase our cost of raising capital at the scale we have historically achieved. We evaluate our equity method investment in NGP for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, but no less than quarterly. For example, challenges with fundraising or lower future management fees could cause an impairment of our investment in NGP in the future. As of December 31, 2022, we continue to believe that our investment in NGP is not impaired.
Moreover, fund investors, shareholders and prospective investors, including pension funds, are increasingly focused on ESG matters and certain investors consider ESG factors in determining whether to invest in our funds and our common stock. In addition, some fund investors use third-party benchmarks or scores to assess our ESG practices and may use this as an input to decide whether to commit capital to us or invest in our funds and, further, may condition capital commitments to us on our taking or refraining from taking certain actions. Investment funds that specialize in companies that perform well in such assessments are increasingly popular. ESG ratings may vary widely in methodology, which often are not fully publicly disclosed by ratings providers. Investors and stockholders may choose not to invest in our funds or exclude our common stock from their investments for a range of reasons, including if our ESG practices or ratings do not fit their investment profiles, if we fail or are perceived to fail to demonstrate adequate progress toward ESG goals, initiatives, commitments, or objectives (including with respect to any climate-related targets and corresponding timelines), which could adversely impact our reputation and our ability to raise capital, impair our ability to maintain the size of our funds, and could cause the price of our common stock to decrease.
Conversely, anti-ESG sentiment has also gained momentum across the United States, with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example, boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions, and ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation viewed our funds or ESG practices, including our climate-related goals and commitments, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect the price of our common stock.
The failure to successfully raise capital commitments to new investment funds may also expose us to credit risk in respect of financing that we may provide to such funds. When existing capital commitments to a new investment fund are insufficient to fund in full a new investment fund’s participation in a transaction, we may lend money to or borrow money from financial institutions on behalf of such investment funds to bridge this difference and repay this financing with capital from subsequent investors to the fund. Our inability to identify and secure capital commitments from new investors to these funds may expose us to losses (in the case of money that we lend directly to such funds) or adversely impact our ability to repay such borrowings or otherwise have an adverse impact on our liquidity position. Finally, if we seek to expand into other business lines, we may also be unable to raise a sufficient amount of capital to adequately support such businesses. The failure of our investment funds to raise capital in sufficient amounts could result in a decrease in our AUM as well as management fee and transaction fee revenue, or could result in a decline in the rate of growth of our AUM and management fee and transaction fee revenue, any of which could have a material adverse impact on our revenues and financial condition. Our past experience with growth of AUM provides no assurance with respect to the future.
We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to retail investors, which could expose us to new and greater levels of risk.
Although retail investors have been part of our historic distribution efforts, we have increasingly undertaken business initiatives to increase the number and type of investment products we offer to high-net-worth individuals, family offices and other mass affluent investors. In some cases we seek to distribute our unregistered funds to such retail investors indirectly through feeder funds sponsored by brokerage firms, private banks or other similar third-parties, and in other cases directly to the qualified clients of private banks, independent investment advisors and brokers. In other cases, we offer registered investment products specifically designed for direct investment by both retail and institutional investors. Our initiatives to access retail investors entail the investment of resources and our objectives may not be fully realized.
Accessing retail investors and selling retail directed products exposes us to new and greater levels of risk, including heightened litigation and regulatory enforcement risks. To the extent we distribute retail products through new channels, including through unaffiliated firms, we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation against us, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or distributed in any other inappropriate manner. Although we seek to ensure that, through both due diligence and supervisory procedures, retail investors conduct themselves responsibly when accessing our investment products through these channels, to the extent that our investment products are being distributed through third parties, we are exposed to reputational damage and possible legal liability to the extent such third parties improperly sell our products to investors. Similarly, the hiring of employees to oversee independent advisors and brokers presents risks if they fail to follow training, review and supervisory procedures. In addition, the distribution of retail products through new channels, whether directly or through market intermediaries, could expose us to additional regulatory risk in the form of allegations of improper conduct and/or actions against us by state and federal regulators in the United States and regulators in jurisdictions outside the United States with respect to, among other things, product suitability, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels.
Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.
In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of prior funds we have advised or funds advised by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital that we share in or add expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our profitability. In addition, a change in terms that increases the amount of fee revenue the fund investors are entitled to could result in a significant decline in revenue generated from transaction fees. For instance, our more recent generations of U.S., Europe and Asia buyout funds have increased the percentage of transaction fees that are shared with fund investors from 80% to 100% of the allocable fees we generate. Given this change in terms, and to the extent we change our fee practices for other successor funds, we could experience a meaningful decline in the amount of transaction fee revenue we earn. In particular, if our fund investors do not continue to agree that we are permitted to retain fees we derive from capital markets transactions involving our portfolio companies, the ability of our GCM group to produce fee revenue could be significantly hindered.
Further, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more requests to modify the terms of our new funds, including reductions in management fees. Any agreement to or changes in terms less favorable to us could result in a material decrease in our profitability.
Moreover, certain institutional investors have publicly criticized certain fund fee and expense structures, including management fees. We have received and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction in or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. In addition to negotiating the overall fund rate of the management fees offered, certain fund investors have negotiated alternative management fee structures in several of our investment funds. For example, certain funds have offered a management fee rate discount for certain investors that came into the first closing of each fund. In certain cases, we have agreed to charge management fees based on invested capital or net asset value as opposed charging management fees on committed capital. Further, the SEC’s focus on certain fund fee and expense arrangements may lead to increased publicity that could cause fund investors to further resist certain fees and expense reimbursements. Any modification of our existing fee or carry arrangements or the fee or carry structures for new investment funds could adversely affect our results of operations. See “Risks Related to Our Business Operations—Risks Related to the Assets We Manage—The alternative asset management business is intensely competitive.”

We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors.
If, at the end of any of the life of our Global Private Equity and Global Credit carry funds (or earlier with respect to certain of our funds), the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. This repayment obligation is known as a “giveback” obligation. As of December 31, 2022, we had accrued a giveback obligation of $40.9 million, representing the giveback obligation that would need to be paid by the firm if the carry funds were liquidated at their current fair values at that date, and of which approximately $22.0 million is attributable to us. The remaining obligations are related to amounts previously distributed to our senior Carlyle professionals, the majority of which relates to the accrued giveback obligation from CSP III and the Legacy Energy Funds.
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
If, as of December 31, 2022, all of the investments held by our carry funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would have been $1.5 billion, on an after-tax basis where applicable. As of December 31, 2022, we have realized $239.3 million in aggregate giveback obligations since inception, which were funded primarily through collection of employee receivables related to giveback obligations and from Carlyle professionals and other non-controlling interests for their portion of the obligation. Of the $239.3 million in aggregate giveback obligations realized from inception to December 31, 2022, $70.6 million was attributable to Carlyle. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures—Investment Income.”
Although a giveback obligation is specific to each person who received a distribution, and not a joint obligation, the governing agreements of our funds generally provide that to the extent a recipient does not fund his or her respective share, then we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. As of December 31, 2022, approximately $18.9 million of our $40.9 million accrued giveback obligation is attributable to various current and former senior Carlyle professionals. We have historically withheld a portion of the cash from carried interest distributions to individual senior Carlyle professionals and other employees as security for their potential giveback obligations. We may need to use or reserve cash to repay such giveback obligations instead of using the cash for other purposes. See Part I, Item 1 “Business—Structure and Operation of Our Investment Funds—Incentive Arrangements / Fee Structure” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—Contingent Obligations (Giveback)” and Notes 3 and 10 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
The governing agreements of almost all of our carry funds provide that, subject to certain conditions, third-party investors in those funds have the right to remove the general partner of the fund for cause or to accelerate the liquidation date of the investment fund without cause by a simple majority vote. In addition, our investment vehicles that are structured as “funds of one,” or separately managed accounts, have a single investor or a few affiliated investors that typically have the right to terminate the investment period or cause a dissolution of the vehicle under certain circumstances. These actions would result in a reduction in management fees we would earn from such investment funds, vehicles, or accounts, and could result in a significant reduction in the expected amounts of total carried interest and incentive fees from those investment funds, vehicles, or accounts. Carried interest and incentive fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “giveback” obligation. Finally, the applicable investment funds, vehicles, or accounts would cease to exist after completion of liquidation and winding-up.

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
For example, the AlpInvest funds generally provide for suspension of the investment period if there is a key person event, the right of a supermajority of investors to remove the general partner with cause and, in some cases, without cause, but generally have not provided for liquidation without cause. Where AlpInvest funds include “key person” provisions, they are focused on specific existing AlpInvest personnel, as applicable.
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
Investors in our carry funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance, early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. Our use of subscription lines of credit to purchase an investment prior to calling capital from fund investors could increase the prevalence of defaulting limited partners. Should the value of an investment funded through a fund line-of-credit decline, especially early in a fund’s life-cycle where minimal capital has been contributed by the fund’s investors, a limited partner may decide not to fund its commitment. In addition, third-party investors typically use distributions from prior investments to meet future capital calls. In cases where valuations of investors’ existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third-party managed investment funds such as those advised by us. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
In addition, our failure to comply with applicable pay-to-play laws, regulations and/or policies adopted by a number of states and municipal pension funds, as well as the New York Attorney General’s Public Pension Fund Reform Code of Conduct, may, in certain instances, excuse a public pension fund investor from its obligation to make further capital contributions relating to all or any part of an investment or allow it to withdraw from the fund. If a public pension fund investor were to seek to be excused from funding a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
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
Investments for which market prices are not observable include, but are not limited to, illiquid investments in operating companies, real estate, energy ventures, infrastructure projects, structured vehicles and other funds, and encompass all components of the capital structure, including equity, mezzanine, debt, preferred equity and derivative instruments such as options and warrants. Fair values of such investments are determined by reference to the market approach (i.e., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable public entities or transactions, adjusted by management as appropriate for differences between the investment and the referenced comparables), the income approach (i.e., discounting projected future cash flows of the investee company or asset and/or capitalizing representative stabilized cash flows of the investee company or asset) and other methodologies such as prices provided by reputable dealers or pricing services, option pricing models and replacement costs.
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
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values significantly lower than the values at which investments had been reflected in prior fund net asset values would result in reduced earnings or losses for the applicable fund, and potentially the loss of carried interest and incentive fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations that we report from period to period. In addition, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional funds.
The financial projections of our portfolio companies could prove inaccurate.
Our funds generally establish the capital structure of portfolio companies on the basis of financial projections prepared by the management of such portfolio companies. These projected operating results will normally be based primarily on judgments of the management of the portfolio companies. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, along with other factors may cause actual performance to fall short of the financial projections that were used to establish a given portfolio company’s capital structure. Because of the leverage that we typically employ in our investments, this could cause a substantial decrease in the value of our equity holdings in the portfolio company. The inaccuracy of financial projections could cause us to misstate the values of our fund’s investments and, therefore, our accrued performance allocations, and ultimately cause our funds’ performance to fall short of our expectations.
The due diligence process that we undertake in connection with investments by our investment funds may not reveal all facts that may be relevant in connection with an investment.
Before making private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the known facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the known facts and circumstances and initial risk assessment surrounding an investment and, depending on our ownership or control of private equity investments, prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we may be required to evaluate important and complex business, financial, regulatory, tax, accounting, environmental (including climate change), social, governance and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations and analysis. The due diligence process may at times be subjective with respect to newly-organized companies for which only limited information is available. Due to intense competition in the marketplace we may have less time than in the past to complete our due diligence or our competitors may review less due diligence thereby increasing the speed with which they complete their review. We cannot be certain that the due diligence investigation that we carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. In this respect, information and data provided or utilized by third-party advisors during diligence may be incomplete, inaccurate or unavailable, and may cause us to incorrectly identify, prioritize, assess or analyze or omit to examine in detail the investee entity’s ESG practices and/or related risks and opportunities. Moreover, considering ESG factors when evaluating an investment could result in the selection or exclusion of certain investments based on our or a third party advisor’s view of certain ESG-related and other factors or could cause a fund to not make an investment that it may have otherwise made, which carries risk that our funds may perform differently than investment funds that do not take the same ESG factors into account in a congruent manner. In addition, ESG factors are only some of the many factors we consider in making an investment, and there is no guarantee that our consideration of ESG factors during due diligence will ultimately enhance the long-term value of our investments.
The due diligence process in connection with carve-out transactions may underestimate the complexity and/or level of dependence a business has on its parent company and affiliated entities. Given that a carve-out business often does not have financial statements that accurately reflect its true financial performance as a stand-alone business, due diligence assessments of such investments can be particularly difficult. Instances of fraud, accounting irregularities and other improper, illegal or deceptive practices can be difficult to detect, and fraud and other deceptive practices can be widespread in certain jurisdictions. Several of our funds invest in emerging market countries that may not have established laws and regulations that are as stringent as in more developed nations, or where existing laws and regulations may not be consistently enforced. For example, our funds invest throughout jurisdictions that have material perceptions of corruption according to international rating standards (such as “Transparency International’s Corruption Perceptions Index”) such as China, India, Indonesia, Latin America, MENA and Sub-Saharan Africa. Similarly, our funds invest in companies in the U.S. and other jurisdictions and regions with low perceived corruption but whose business may be conducted in other high-risk jurisdictions.
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
Many of our carry funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute and historically has constituted up to 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, whether incurred at or above the investment-level entity. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our Global Private Equity businesses. As the COVID-19 pandemic began, in an effort to ensure adequate liquidity for an unknown period of time and avoid potential future disruptions in normal financial market function, many of our portfolio companies drew down available lines of credit in excess of typical utilization. These precautionary efforts provided availability of working capital and avoided unnecessary business disruption. Certain of these portfolio companies may retain this capital for an extended period. Therefore, the leverage at these portfolio companies will increase.

An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments, thereby reducing returns. While increases in interest rates may lead to higher risk adjusted returns for our Global Credit business, when coupled with restrictions on the deductibility of interest expense, such increases may also lead to higher default rates, lower valuations of existing assets and cause deployment of capital to slow, and cause cash flow issues and/or credit challenges if such interest rates have not otherwise been fixed or hedged. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. See “Risks Related to our Company—Adverse economic and market conditions and other events or conditions throughout the world could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise capital, any of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” In addition, a portion of the indebtedness used to finance private equity investments often includes leveraged loans and high-yield debt securities issued in the public capital markets and debt instruments privately placed with institutional investors in the private capital markets. Availability of capital from the leveraged loan, high-yield and private debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Moreover, to the extent there is a reduction in the availability of financing for extended periods of time, the purchasing power of a prospective buyer may be more limited, adversely impacting the fair value of our funds’ investments and thereby reducing the acquisition price. Finally, recent developments in U.S. and international tax policy have significantly limited the availability of income tax deductions for interest payments on leverage used to finance some of our funds’ investments. Interest deductibility rules continue to evolve, and further restrictions and changes are anticipated in the U.S. and other jurisdictions. See “Risks Related to Taxation—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate, tax liability and/or the performance of certain funds should unexpected taxes be assessed to portfolio investments (companies) or fund income.” Such restrictions could reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our business and financial results.
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
A significant contraction or weakening in the market for debt financing or other adverse change relating to the terms of debt financing, including higher interest rates and equity requirements and more restrictive covenants, could have a material adverse impact on our business and that of our investment funds and their portfolio companies. In recent years, many jurisdictions, including the United States, have introduced (or are considering introducing) new restrictions on the deductibility of interest expense, which could negatively impact the financing of new investments or the operations of our funds’ portfolio companies. Regulatory changes that constrain banks’ ability to provide debt financing also could have a material adverse impact on our business and that of our investment funds and their portfolio companies. In addition, higher interest rates may create downward pressure on the price of real estate, increase the cost and availability of debt financing for the transactions our funds may pursue and decrease the value of fixed-rate debt investments made by our funds. If our funds are unable to obtain committed debt financing for potential acquisitions or are only able to obtain debt financing at unfavorable interest rates or on unfavorable terms, our funds may have difficulty completing acquisitions that may have otherwise been profitable or if completed, such acquisitions could generate lower than expected profits, each of which could lead to a decrease in our net income. Moreover, if our ability to deduct corporate interest expense is substantially limited, our funds may face increased competition from strategic buyers of assets who may have an overall lower cost of capital or the ability to benefit from a higher amount of cost savings following an acquisition, which could lead to a decrease in our net income. In addition, rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses that we may have contracted to purchase.
Our funds’ portfolio companies also regularly utilize the corporate loan and bond markets to obtain financing for their operations. While credit was available for much of 2020 and 2021 and new debt issuance hit record levels in some markets, the onset of the COVID-19 pandemic exhibited how abruptly credit markets can weaken from exogenous shocks and become unavailable or unattractive for issuers. For example, in the first and early second quarters of 2020, corporate debt issuance and merger and acquisition activity decreased significantly as market volatility rose and credit spreads widened. In addition, corporate debt issuance and merger and acquisition activity again decreased significantly in 2022, as rising interest rates and recession concerns impacted the credit markets. It is possible that during periods of stress, tightening in the credit markets could render debt financing difficult to obtain, less attractive or more expensive. To the extent monetary policy, tax or other regulatory changes or difficult credit markets render such financing difficult to obtain or otherwise less attractive, this may negatively impact the operating performance of our portfolio companies that use debt to fund certain of their operations. This may result in a negative impact on the investment returns of our funds. In addition, to the extent that conditions in the credit markets or tax or other regulatory changes make it difficult or impossible for our investments to refinance or extend maturities on their outstanding debt, either on favorable terms or at all, some of our portfolio companies’ operations may be negatively impacted or our portfolio companies may be unable to repay their debt at maturity or interests when due, and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection, any of which would also likely impair the value of our funds’ portfolio companies and lead to a decrease in investment income earned by us. See “Risks Related to our Company—Adverse economic and market conditions and other events or conditions throughout the world could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise capital, any of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.”
Our funds invest in relatively high-risk, illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of our principal investments.
Many of our investment funds invest in securities that are not publicly traded. In many of those cases, our investment funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our investment funds will not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available. The ability of many of our investment funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is held. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the intended disposition period. In addition, because the investment strategy of many of our funds, particularly our private equity funds, often entails our having representation on our funds’ public portfolio company boards, our funds may be able to effect such sales only during limited trading windows. Moreover, certain provisions of the U.S. federal securities laws (e.g., Section 16 of the Exchange Act) may constrain our investment funds’ ability to effect purchases or sales of publicly traded securities. Accordingly, under certain conditions, our investment funds may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make.
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
Our investment funds may invest in assets denominated in currencies that differ from the currency in which the fund is denominated.
When our investment funds invest in assets denominated in currencies that differ from the functional currency of the relevant fund, fluctuations in currency rates could impact the performance of such investment funds. For example, Carlyle sponsors U.S. dollar-denominated funds that invest in assets denominated in foreign currencies such as our buyout and growth funds in Asia and South America. In the event that the U.S. dollar appreciates, the market value of the investments in these funds will decline even if the underlying investments perform well in local currency. In addition, our buyout and growth funds in Europe are Euro-denominated and may have investments denominated in U.S. dollar, British pound, or other currencies. In the event the Euro appreciates, the market value of investments in these funds would decline even if the underlying investments perform well in local currency.
We may employ hedging techniques to manage these risks, but we can offer no assurance that such strategies will be effective or tax-efficient. If we engage in hedging transactions, we may be exposed to additional risks associated with such transactions. See “Risks Related to Our Business Operations—Risks Related to the Assets We Manage—Risk management activities may adversely affect the return on our and our funds’ investments” and “Risks Related to Regulation and Litigation—Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.”
Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.
Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are headquartered outside of the United States, such as China, India, Indonesia and Latin America. A substantial amount of these foreign investments consists of investments made by our carry funds. For example, as of December 31, 2022, approximately 36% of the cumulative capital invested by our Global Private Equity and Global Credit carry funds was attributable to foreign investments. Investments in non-U.S. securities involve risks not typically associated with investing in U.S. securities, including:
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
•difficulty in enforcing contractual obligations (including, for example, purchase agreements and insurance policies);
•less stringent requirements relating to fiduciary duties;
•fewer investor protections and less publicly available information in respect of companies in non-U.S. markets; and
•greater price volatility.
For example, the imposition of a new national security law has increased overall uncertainty about risks associated with international trade with Hong Kong, the potential for increased taxation on Hong Kong-related transactions, and new regulatory restrictions and data protection concerns for businesses operated in Hong Kong (including our Hong Kong operations). Moreover, in April 2020, the Government of India issued Press Note 3, which requires prior government approval of all foreign direct investment by non-resident entities located in, or having beneficial owners in, countries that share a land border with India. While further clarity is expected from the Government of India, the application of these rules may inhibit our funds’ ability to consummate investments in India and may require partial or full exclusion of any fund investor from countries bordering India from such investments. Uncertainty resulting from the application of these rules may also lead to higher amounts of, or longer durations of, borrowings by the investment funds pending the receipt of approvals, and we or our funds being subject to fines if different regulators apply and enforce the rules differently.
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
In the event a portfolio company outside the United States experiences financial difficulties, we may consider local laws, corporate organizational structure, potential impacts on other portfolio companies in the region and other factors in developing our business response. Among other actions, we may seek to enhance the management team or fund additional capital from our investment funds, our senior Carlyle professionals and/or us. To the extent we and/or certain of our senior Carlyle professionals fund additional capital into a company that is experiencing difficulties, we may be required to consolidate the entity into our financial statements under applicable U.S. GAAP. See “Risks Related to Our Common Stock—The consolidation of investment funds, holding companies or operating businesses of our portfolio companies could make it more difficult to understand the operating performance of the Company and could create operational risks for the Company.”
Our funds’ investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies or that there will be changes in the cost of currency conversion and/or exchange control regulations. Among the factors that may affect currency values are trade balances, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. In addition, the increase in the value of the dollar makes it more difficult for companies outside of the United States that depend on non-dollar revenues to repay or refinance their dollar liabilities and a stronger dollar also reduces the domestic value of the foreign sales and earnings of U.S.-based businesses.
Regulatory action to implement controls on foreign exchange and outbound remittances of currency could also impact the dollar value of investments proceeds, interest and dividends received by our investment funds, gains and losses realized on the sale of investments and the timing and amount of distributions, if any, made to us. For example, certain Asian countries, including China, have implemented stricter controls on foreign exchange and outbound remittances, and several governmental entities such as the People’s Bank of China (PBOC), the State Administration of Foreign Exchange (SAFE), the National Development and Reform Commission (NDRC) and the Ministry of Commerce (MOFCOM) have instituted additional reporting, review and verification steps around control of outbound payments on capital account items. Moreover, in certain cases, our fund management fees are denominated in foreign currencies. With respect to those funds, we are subject to risk that the value of a particular currency will change in relation to one or more other currencies in which the fund has incurred expenses or has made investments.
Our investment funds often make preferred and common equity investments that rank junior to preferred equity and debt in a company’s capital structure.
In most cases, the companies in which our investment funds invest have, or are permitted to have, outstanding indebtedness or equity securities that rank senior to our fund’s investment. By their terms, such instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our investment. In addition, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Moreover, during periods of financial distress or following an insolvency, the ability of our funds to influence a company’s affairs and to take actions to protect their investments may be substantially less than that of the senior creditors.
Certain of our fund investments may be concentrated in particular asset types or geographic regions, which could exacerbate any negative performance of those funds to the extent those concentrated investments perform poorly.
The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, we advise funds that invest predominantly in the United States, Europe, Asia and Japan, and we advise funds that invest in a single industry sector, such as financial services, aviation, and power. During periods of difficult market conditions, slowdowns, or increased borrower defaults in those sectors or geographic regions, decreased revenue, difficulty in obtaining access to financing and increased funding costs experienced by our funds may be exacerbated by this concentration of investments, which could result in lower investment returns for our funds. Such concentration may increase the risk that events affecting a specific geographic region or asset type could have an adverse or disparate impact on such investment funds, as compared to funds that invest more broadly. Idiosyncratic factors impacting specific companies or securities can materially affect fund performance depending on the size of the position.
Certain of our investment funds may invest in securities of companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Such investments may be subject to a greater risk of poor performance or loss.
Certain of our investment funds, especially our distressed funds, may invest in business enterprises involved in work-outs, liquidations, reorganizations, bankruptcies and similar transactions and may purchase high risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the fund may be required to sell its investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation, which has the potential to adversely impact us or unrelated funds or portfolio companies. Due to the substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in such company.
Contingent liabilities could harm fund performance.
We may cause our funds to acquire an investment that is subject to contingent liabilities. Such contingent liabilities could be unknown to us at the time of acquisition or, if they are known to us, we may not accurately assess or protect against the risks that they present. Acquired contingent liabilities could therefore result in unforeseen losses for our funds. In addition, in connection with the disposition of an investment in a portfolio company, a fund may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of a business. A fund may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate. These arrangements may result in the incurrence of contingent liabilities by a fund, even after the disposition of an investment. Accordingly, the inaccuracy of representations and warranties made by a fund could harm such fund’s performance.
We and our investment funds are subject to risks in using prime brokers, custodians, administrators and other agents and third-party service providers.
We and many of our investment funds depend on the services of prime brokers, custodians, administrators and other agents and third-party service providers to carry out certain securities transactions and other business functions.
The counterparty to one or more of our or our funds’ contractual arrangements could default on its obligations under the contract. If a counterparty defaults, we and our funds may be unable to take action to cover the exposure and we or one or more of our funds could incur material losses. Among other systems, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability or unwillingness to perform pursuant to our arrangements with them. In addition, we could suffer legal and reputational damage from such failure to perform if we are unable to satisfy our obligations under our contracts with third parties or otherwise and could suffer losses in the event we are unable to comply with certain other agreements. Moreover, under certain local clearing and settlement regimes, we or our funds could be subject to settlement discipline fines.
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
Our results are highly dependent on our continued ability to generate attractive returns from our investments. Investments made by our private equity funds involve a number of significant risks inherent to private equity investing, including the following:
•we advise funds that invest in businesses that operate in a variety of industries that are subject to extensive domestic and foreign regulation, such as the telecommunications industry, the aerospace, defense and government services industry, the life sciences industry, and the healthcare industry (including companies that supply equipment and services to governmental agencies), that may involve greater risk due to rapidly changing market and governmental conditions in those sectors;
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
•under ERISA, a “trade or business” within a “controlled group” can be liable for the ERISA Title IV pension obligations (including withdrawal liability for union multiemployer plans) of any other member of the controlled group. This “controlled group” liability represents one of the few situations in which one entity’s liability can be imposed upon another simply because the entities are united by common ownership, but in order for such joint and several liability to be imposed, two tests must be satisfied: (1) the entity on which such liability is to be imposed must be a “trade or business” and (2) a “controlled group” relationship must exist among such entity and the pension plan sponsor or the contributing employer. While a number of cases have held that managing investments is not a “trade or business” for tax purposes, at least one federal circuit court case has concluded that an investment fund could be a “trade or business” for ERISA purposes (and, consequently, could be liable for underfunded pension liabilities of an insolvent portfolio company) based upon a number of factors present in that case, including the fund’s level of involvement in the management of its portfolio companies and the nature of its management fee arrangements. Litigation related to the circuit court’s decision suggests that additional factors may be relevant for purposes of determining whether an investment fund could face “controlled group” liability under ERISA, including the structure of the investment, and the nature of the fund’s relationship with other affiliated investors and co-investors in the portfolio company. Moreover, regardless of whether or not an investment fund is determined to be a trade or business for purposes of ERISA, a court may hold that one of the fund’s portfolio companies could become jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above; and
•executive officers, directors and employees of an equity sponsor may be named as defendants in litigation involving a company in which a private equity investment is made or is being made.
Our private equity funds’ performance, and our performance, has been and may in the future be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest.
Our performance and the performance of our private equity funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon a variety of factors, including economic, market, and geopolitical factors. During recessions, periods of elevated uncertainty, or phases of challenging economic and market conditions such as today’s environment of high inflation, rapidly increasing interest rates, and global food and energy shortages, we experience significant fluctuations in the fair value of securities held by our funds. Obstacles to growth in the near-term are numerous, such as geopolitical and domestic political uncertainty, the risk of persistently high inflation, sharp shifts in monetary and fiscal policy, depressed labor force participation, high levels of public debt, slowing population growth, supply chain pressures and economic stress outside the United States. These factors and other general economic trends can impact the performance of portfolio companies in many industries and geographies. In addition, the value of our investments in portfolio companies in the financial services industry is impacted by the overall health and stability of the credit and equity markets. The U.S. dollar strengthened markedly in 2022, although it has retrenched somewhat from its peak. A very strong U.S. dollar depresses the profits of domestic companies with significant foreign revenues, increases default risk on U.S. dollar-denominated loans and bonds issued by businesses domiciled in emerging market economies (“EMEs”), and exacerbates food and energy crises in EMEs as most commodities are invoiced in dollars. A sustained period of elevated U.S. dollar value relative to global currencies would perpetuate and worsen these trends. An increase in emerging market corporate or sovereign defaults could further impair funding conditions or depress asset prices in these economies.
The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies experience adverse performance or additional pressure due to exogenous factors, such as the COVID-19 pandemic and the Russian invasion of Ukraine. For example, during 2022, we recorded an impairment charge of $4.0 million on certain acquired contractual rights related to Carlyle Aviation Partners as a result of impaired income streams from aircraft under lease in Russia. In addition, the performance of our investment funds and our portfolio companies may be adversely affected by increases in inflationary pressures such as employee wage growth or rising input costs, which could compress profit margins, particularly at our portfolio companies that are unable to effectively increase prices in response. With respect to real estate, various factors could have an adverse effect on investment performance, including, but not limited to, deflation in consumer prices, a low level of consumer confidence in the economy and/or the residential real estate market and rising mortgage interest rates. In response to financial difficulties that are currently being experienced or that may be experienced in the future by certain portfolio companies or real estate investments, we may consider legal, regulatory, tax or other factors in determining the steps we may take to support such companies or investments, which may include enhancing the management team or funding additional capital investments from our investment funds, our senior Carlyle professionals and/or us. The actions we may take to support companies or investments experiencing financial difficulties may not be successful in remedying the financial difficulties and our investment funds, our senior Carlyle professionals or we may not recoup some or all of any capital investments made in support of such companies or investments.
Industry Risks Related to the Assets We Manage
Our real estate funds are subject to risks inherent in the ownership and operation of real estate and the construction and development of real estate.
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
•population and demographic shifts;
•the financial resources of tenants;
•changes in building, environmental, zoning and other laws;
•restrictive covenants, encumbrances and other land or use restrictions;

•failure to obtain necessary approvals and/or permits;
•energy and supply shortages;
•casualty or condemnation losses;
•various uninsured or uninsurable risks;
•natural disasters, including increased physical risks from climate change such as event-driven exposures resulting from the increased severity of extreme weather events, such as cyclones, hurricanes or floods, and consequences of longer-term shifts in climate patterns, for example, sustained higher temperatures that may cause sea levels to rise or chronic heat waves, and the effects of climate change on supply and demand;
•changes in government regulations (such as rent control and those intended to address climate change);
•changes in the way real estate is occupied as a result of pandemics or other unforeseen events;
•changes in real property tax rates and operating expenses;
•changes in interest rates;
•the reduced availability of mortgage funds or other forms of financings, including construction financing, which may render the sale or refinancing of properties difficult or impracticable;
•inability to meet debt obligations;
•breaches by third parties of their contractual obligations, including ground lessors, ground lessees, landlords and tenants;
•claims by third parties, including adjacent landowners, and homeowners associations;
•negative developments in the economy that depress travel and leasing activity or rents;
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
    With regard to potential environmental liabilities, ownership of real assets in our investment funds or vehicles may increase our risk of liability under laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition. For example, the current Administration announced several initiatives and have proposed new regulations focused on the climate crisis that could impact our real estate assets in various ways that were not considered at the time of investment. Even in cases where we are indemnified by a seller against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities.
In addition to real property assets, our real estate funds may also invest in real estate related operating companies such as logistics hubs and data centers. These investments are similar to the portfolio investments made by our buyout and growth funds and are subject to similar risks and uncertainties as apply to those operating companies. See “Risks Related to Our Business Operations—Risks Related to the Assets We Manage—The investments of our private equity funds are subject to a number of inherent risks.”
Real estate markets may experience sharp increases in capitalization rates and declines in value as a result of overall economic decline and the limited availability of financing and the value of certain investments in our real estate funds may decline significantly. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. Moreover, our real estate funds’ properties are often managed by a third party, which makes us dependent upon such third parties and subjects us to risks associated with the actions of such third parties. Any of these factors may cause the value of the investments in our real estate funds to decline, which may have a material impact on our results of operations.
In addition, lenders in commercial real estate financing have been requiring a non-recourse carveout guarantee and environmental indemnity, which typically provides that the lender can recover losses from guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. For our acquisitions, non-recourse carveout guarantees and environmental indemnities may be extended by our funds. We expect that commercial real estate financing arrangements generally will increasingly continue to require non-recourse carveout guarantees and environmental indemnities. In addition, lenders may require interest, carry and/or payment guarantees in connection with a real estate financing arrangement, which may be provided by the fund. In the event that any such guarantee or indemnity is called, a fund’s or our assets could be negatively impacted and we or our funds may be subject to liability.
The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired in relation to events or circumstances relating to periods prior to the acquisition of such property. In addition, at the time of disposition, other potential buyers may bring claims related to the asset or for due diligence expenses or other damages. After the sale of a real estate asset, buyers may later sue our funds or us for losses associated with latent defects or other problems not uncovered in due diligence. Litigation can arise for events or circumstances that occur or are alleged to occur during the ownership period.
We or our funds may also be subject to certain risks associated with investments and, in particular, real estate-related assets. Real estate investment trusts (“REITs”) and other types of owners may be affected by changes in the value of their underlying properties and defaults by borrowers or tenants, and in the case of REITS, changes in tax laws or by a failure to qualify for tax-free pass through income could impair a REIT’s ability to generate cash flows to make distributions. Qualification as a REIT also depends on a REIT’s ability to meet various requirements imposed by the U.S. Internal Revenue Code of 1986, as amended (the “Code”), which relate to organizational structure, annual distributions, diversity of stock ownership, and certain restrictions with regard to the nature of their assets and the sources of their income. If a REIT fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax at regular corporate rates, and applicable state and local taxes, which would reduce the amount of cash available for distribution to its stockholders.

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
Our energy business is involved in oil and gas investments (i.e, exploration, production, storage, transportation, logistics, refining, marketing, trading, petrochemicals, energy services and other opportunistic investments), which entail a high degree of risk.
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
•the volatility of oil and natural gas prices and its impact on the demand for oil and gas products and services (climate change related or otherwise); and
•potential contributions to anthropogenic climate change, as well as regulations and stakeholder scrutiny related to the same.
In order to better manage these risks, we seek to help a subset of companies accelerate progress related to climate change and the energy transition. For example, we help select companies to measure, monitor, and manage their carbon emissions, set decarbonization goals and associated pathways, and consider investments in new technologies to build additional long-term value in these companies, and position them to find opportunities in response to changing market dynamics; however, there is no guarantee that such efforts will be successful.
Oil, gas and product prices are subject to international supply and demand dynamics and, as a consequence, related margins can be volatile. In 2020, demand was negatively affected by the COVID-19 pandemic, which triggered unprecedented global and local travel restrictions as well as regional and nationwide quarantines. In some regions, including China, these restrictions continue today. At the same time, supply was affected by the inability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to crude production curtailments in the first half of 2020. The resultant supply surplus triggered accumulation of substantial inventories of crude oil and refined products. Together, these phenomena resulted in a large drop in crude oil prices, lower gas prices, and lower refining margins. In 2021, however, oil and gas prices rebounded sharply and rapidly, as stronger-than-expected demand outpaced sluggish supply. In particular, European consumers and businesses faced energy supply shortages and high prices heading into 2022. The supply-demand imbalance was further compounded by the beginning of the war in Ukraine in February 2022 and the introduction of various sanctions against Russia that followed. The European energy situation could further deteriorate in the near- and medium-term if events between Russia, Ukraine and NATO continue to escalate. Faced with this energy crisis, certain European countries have introduced or are considering the introduction of additional taxes on local energy producers, including some of our existing investments. In general, political developments, see-sawing supply-demand dynamics, technological change, global macroeconomic conditions, public health risks and changes in the influence of OPEC may continue to impact commodity prices going forward and the financial performance of some of our existing and future investments. Our investments that are exposed to energy prices, either as consumers or producers of energy, and their financial performance has been, and is likely to continue to be, affected by the continued volatility in energy prices. To the extent that current conditions persist or worsen, there may be adverse impacts on the financial performance of the affected businesses, on the availability of financing or credit to them as well as their asset prices and valuations.
Oil prices tend to experience significant volatility in response to macroeconomic trends, trade developments, geopolitical events, and data on inventories, global demand, future supply, and U.S. dollar strength. Oil’s strong performance in 2022, ending the year 10% above 2021 levels, is largely attributable to increased demand, persistent global supply discipline and global commodity market dislocations as a result of sanctions against Russia. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas as well as numerous additional factors such as market uncertainty, speculation, the level of consumer product demand, the refining capacity of oil purchasers, weather conditions, domestic and non-U.S. governmental regulations, appreciation or depreciation of the U.S. dollar, the price and availability of alternative fuels, political conditions in the Middle East, Africa, and Eastern Europe, actions of the OPEC, the non-U.S. supply of oil and natural gas, U.S. and global inventories, the price of non-U.S. imports and overall economic conditions. In addition, changes in commodity prices can vary widely from one location to the next depending upon the characteristics of the production and the availability of gathering, transportation, processing and storage facilities used to transport the oil and gas to markets. In the event that oil prices decline sharply in the future, or fail to sustain upward price momentum, it is possible our portfolio could be adversely impacted. In the event that global commodity market dislocations persist and energy prices stay elevated or increase sharply in the future, it is possible that our portfolio could be adversely impacted by potential changes in the fiscal regimes that the host countries of our investments apply to energy producers.
In response to the ongoing war in Ukraine, and the developing legal and geopolitical response, we are monitoring exposure to Russia, Ukraine and Belarus across our global portfolio from an economic, legal and human capital perspective. We are working closely with external sanctions counsel to stay abreast of rapidly evolving sanctions and geopolitical risks and to help support compliance across the portfolio. Given the nature of the industry in which our energy teams invest, there are necessarily connections to Russian-owned oil and gas companies. These connections, and other dealings with Russian-owned oil and gas companies, are under close scrutiny in light of geopolitical considerations. Given this, there is a risk that national and international sanctions related to the war in Ukraine, and associated compliance and regulatory issues, could have a material impact on our business. To date, however, we have not identified any matters that trigger adverse regulatory concerns as a result of such sanctions.
In January 2021, the current Administration issued an executive order, “Ensuring the Future Is Made in All of America by All of America’s Workers,” which has the potential to impact federal contractors and certain grant and loan recipients and their contractors. While the only immediate impact of the order is the creation of a “Made in America” Office within the Office of Management and Budget to review federal agency waiver requests, the longer-term impact of potential changes to the Federal Acquisition Regulation and statutory exemptions for commercial item information technology and trade agreements and the change in waiver procedures requirements for certain grant and loan programs could impact certain investments.
Investments in the natural resources industry, including the infrastructure and power industries, involve various operational, construction and regulatory risks.
Investment in infrastructure assets involves certain differentiated risks. Project revenues can be affected by a number of factors. Unanticipated changes in the availability or price of inputs necessary for the operation of infrastructure assets may adversely affect the overall profitability of the investment or related project. Events outside the control of a portfolio company, such as political action, governmental regulation (including potential climate change initiatives), demographic changes, economic growth, increasing fuel prices, government macroeconomic policies, service or product prices, social stability, competition from other businesses and infrastructure, natural disasters (climate change related or otherwise), changes in weather patterns, changes in demand for products or services, bankruptcy or financial difficulty of a major customer and acts of war or terrorism, could significantly reduce the revenues generated or significantly increase the expense of constructing, operating, maintaining or restoring infrastructure facilities. In turn, this may impair a portfolio company’s ability to repay its debt, make distributions or even result in termination of an applicable concession or other agreement. Although portfolio companies may maintain insurance to protect against certain risks, where available on reasonable commercial terms (such as business interruption insurance that is intended to offset loss of revenues during an operational interruption), such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all of an investment’s losses. Moreover, once infrastructure assets of investments become operational, they may face competition from other infrastructure assets in the vicinity of the assets they operate, the presence of which depends in part on governmental plans and policies, over which we have no control.

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
The development, operation and maintenance of power generation or infrastructure facilities involves various operational risks, which can include mechanical and structural failure, accidents, labor issues or the failure of technology to perform as anticipated. Events outside our control, such as economic developments, changes in fuel prices or the price of other feedstocks, governmental policies, demand for energy and similar events, could materially reduce the revenues generated or increase the expenses of constructing, operating, maintaining or restoring power generation businesses. Such developments could impair a portfolio company’s ability to repay its debt or conduct its operations. We may also choose to or be required to decommission a power generation facility or other asset. The decommissioning process could be protracted and result in the incurrence of significant financial and/or regulatory obligations or other uncertainties.
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
Such developments could result in substantial unanticipated delays or expenses and, under certain circumstances, and could prevent completion of construction activities once undertaken. Construction costs may exceed estimates for various reasons, including inaccurate engineering and planning, labor and building material costs in excess of expectations and unanticipated problems with project start-up. Such unexpected increases may result in increased debt service costs and funds being insufficient to complete construction. Portfolio investments under development or portfolio investments acquired to be developed may receive little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make such development less attractive than at the time it was commenced. Any events of this nature could severely delay or prevent the completion of, or significantly increase the cost of, the construction. In addition, there are risks inherent in the construction work that may give rise to claims or demands against one of our portfolio companies from time to time. Delays in the completion of any energy or power project may result in lost revenues or increased expenses, including higher operation and maintenance costs related to such portfolio company.
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
We invest in companies that produce hydrocarbons, the combustion of which releases greenhouse gases linked to climate change. Governmental and regulatory bodies, investors, consumers, and other stakeholders are increasingly focused on combatting climate change and a number of jurisdictions have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, climate-related reporting, and incentives or mandates for renewable energy, among others. Compliance with these regulatory requirements could be costly, lengthen project implementation times, and, together with changes in consumer preferences and technological advances in the alternative energy sector, reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon sources such as natural gas. Current and pending greenhouse gas regulations or policies may also increase compliance costs for us and/or our portfolio companies, such as for monitoring or sequestering emissions, and promote alternatives to hydrocarbons. Companies that produce hydrocarbons are also increasingly subject to the risk of activism, litigation, and regulatory enforcement related to such companies’ operations, or actual or alleged environmental impacts, as well as increased scrutiny from lenders with regards to sustainability considerations. Such requirements, as well as social, economic, and technological developments, could have a negative impact on our ability to obtain suitable or sufficient financing, exit certain of our energy investments or adversely affect the expected returns of new investment opportunities.
The energy, infrastructure, power and natural resource sectors are subject to comprehensive United States and non-U.S. federal, state and local laws and regulations. These regulators include the Federal Energy Regulatory Commission (the “FERC”), which has jurisdiction over the transmission and wholesale sale of electricity in interstate commerce and over the transportation, storage and certain sales of natural gas in interstate commerce, including the rates, charges and other terms and conditions for such services, respectively and the North American Electric Reliability Corporation (the “NERC”), the purpose of which is to establish and enforce reliability standards applicable to all users, owners and operators of the bulk power system. These regulators derive their authority from, among other laws, the Federal Power Act, as amended (the “FPA”), The Energy Policy Act of 2005, the Natural Gas Act, as amended (the “NGA”) and state and local public utility laws. At the state level, some state laws require approval from the state commission before an electric utility operating in the state may divest or transfer electric generation facilities. Most state laws require approval from the state commission before an electric utility company operating in the state may divest or transfer distribution facilities. Failure to comply with applicable laws, rules regulations and standards could result in the prevention of operation of certain facilities or the prevention of the sale of such a facility to a third party, as well as the loss of certain rate authority, refund liability, penalties and other remedies, all of which could result in additional costs to a portfolio company and adversely affect the investment results. In addition, any legislative efforts by the current administration or Congress to overturn or modify policies or regulations enacted by the prior administration and to place additional limitations on coal and gas electric generation, mining and/or exploration could adversely affect our alternative energy investments.
Investments may not receive the initial regulatory approval or license needed to acquire or otherwise operate an investment, including after substantial costs have been incurred pursuing such investment. Additional or unanticipated regulatory approvals, including, without limitation, renewals, extensions, transfers, assignments, reissuances or similar actions, may be required to acquire or operate infrastructure assets, and additional approvals may become applicable in the future due to a change in laws and regulations, a change in the portfolio company’s customer(s) or for other reasons. Moreover, permits or special rulings may be required on taxation, financial and regulatory related issues. There can be no assurance that a portfolio company will be able to (i) obtain all required regulatory approvals that it does not yet have or that it may require in the future, (ii) obtain any necessary modifications to existing regulatory approvals, or (iii) maintain required regulatory approvals. Any delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility, sales to third parties or could result in additional costs and adversely impact the returns generated by the investment.

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
The operation and financial performance of any renewable energy investment will be significantly dependent on governmental policies and regulatory frameworks that support renewable energy sources. Investments in renewable energy and related businesses and/or assets currently enjoy support from national, state and local governments and regulatory agencies designed to finance or support the financing development thereof, such as the U.S. federal investment tax credit and federal production tax credit, U.S. Department of the Treasury grants, various renewable and alternative portfolio standard requirements enacted by several states, renewable energy credits and state-level utility programs, such as system benefits charge and customer choice programs. Similar support, initiatives and arrangements exist in non-U.S. jurisdictions as well, such as in the European Union. Non-U.S. jurisdictions may have more variable views on policies regarding renewable energy (and, for example, may be more willing or likely to abandon initiatives regarding renewable energy in favor of more carbon-intensive forms of traditional energy generation). The combined effect of these programs is to subsidize in part the development, ownership and operation of renewable energy projects, particularly in an environment where the low cost of fossil fuel may otherwise make the cost of producing energy from renewable sources uneconomic. There can be no assurance that government support for renewable energy will continue, that favorable legislation will pass, or that the electricity produced by the renewable energy investments will continue to qualify for support through the RPS programs. The elimination of, or reduction in, government policies (including favorable tax policies) that support renewable energy could have a material adverse effect on a renewable energy portfolio company’s financial condition or results of operation. Conversely, because policies favoring renewable energy initiatives may involve economic disincentives on more carbon-intensive forms of traditional energy generation, such policies may adversely affect other investments that do not involve renewable energy projects.
Climate change and regulatory and other efforts to reduce climate change could adversely affect our business.
We and our funds’ portfolio companies face a number of risks associated with climate change, including both transition and physical risks. The transition risks that could impact our Company and our funds’ investments in portfolio companies include those risks related to the impact of U.S. and foreign climate-and ESG-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, we and our funds’ investments in portfolio companies are subject to risks stemming from the physical impacts of climate change.
New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect us or our funds’ investments in portfolio companies and also materially increase our regulatory burden. Increased regulations generally increase the costs to us, our funds and our funds’ portfolio companies, and those higher costs may continue to increase if new laws require additional resources, including spending more time, hiring additional personnel or investing in new technologies. Moreover, significant increases in regulatory compliance expenses may negatively impact our funds and their portfolio company investments. In particular, compliance with climate- and other ESG-related rules in the EU is expected to result in increased legal and compliance costs and expenses, which would be borne by us, our funds and/or our funds’ portfolio companies. In addition, our funds’ portfolio companies could face transition risk if carbon-related regulations or taxes are implemented. See “Risks Related to Regulation and Litigation—Regulatory initiatives in jurisdictions outside the United States could adversely affect our business” and “Increasing scrutiny from stakeholders on ESG matters, including our ESG reporting, exposes us to reputational and other risks.”

We also face business trend-related climate risks. Certain fund investors are increasingly taking into account ESG factors, including climate risks, in determining whether to invest in the funds we manage. In addition, our reputation and investor relationships could be damaged as a result of our involvement, or our funds’ involvement, in certain industries, portfolio companies or transactions associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
Moreover, significant physical effects of climate change, including extreme weather events, such as hurricanes or floods, can also have an adverse impact on certain of our funds’ investments in portfolio companies and other investments, especially real asset and infrastructure investments and portfolio companies that rely on physical factories, plants or stores located in affected areas. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well.
Our CLO business and investment into CLOs involves certain risks.
    CLOs may present risks similar to other types of debt obligations and, in fact, such risks may be of greater significance in the case of CLOs. For example, investments in structured vehicles, including equity and junior debt securities issued by CLOs, involve risks, such as credit risk and market risk. Changes in interest rates and credit quality may cause short-term price fluctuations or longer term impairment. In addition, a reduction in the liquidity of the credit markets may result in an increase in credit spreads and a decline in ratings, performance and market values for leveraged loans. We have significant exposure to these markets through our investment in our CLO funds.
    In addition to the general risks associated with investing in debt securities, CLO securities carry additional risks, including, but not limited to, the possibility that distributions from collateral assets will be inadequate to make interest or other payments and the quality of the collateral may decline in value, default or be downgraded. Moreover, changes in the collateral held by a CLO may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Non-payment could result in a reduction of our income and revenues. CLOs are less liquid than other types of securities and may be more volatile than the individual assets that make-up the CLOs. In addition, CLOs and other structured finance securities may be subject to prepayment risk. Further, the performance of a CLO or other structured finance security is generally affected by a variety of factors, including the security’s priority in the capital structure of the issuer thereof, the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. There are also risks that the trustee of a CLO does not properly carry out its duties to the CLO, potentially resulting in loss to the CLO. Moreover, the complex structure of the security may produce unexpected investment results, especially during times of market stress or volatility. Investments in structured finance securities may also be subject to liquidity risk.
During 2022, we earned approximately $193 million in management fees from our CLOs, prior to the effects of consolidation, of which approximately 62% are in the form of subordinated fees. The subordinated fees we generate from our CLO business could be negatively impacted if one or more CLOs fail certain tests related to overcollateralization (including the interest diversion test) set forth in their respective indentures. In the event that worsening credit conditions and/or a deterioration in loan performance generally leads to defaults or downgrades of the CLOs’ underlying collateral obligations, one or more CLOs could fail one or more overcollateralization tests and/or interest diversion tests. These risks are correlated, as when an underlying collateral obligation defaults or is downgraded below a certain threshold, such collateral obligation is then carried below par for the purpose of overcollateralization and interest diversion testing, making a failure of any such test more likely to occur. Any such failure would result in funds otherwise available to pay the management fees we earn on such investment vehicle to instead be used to either (x) pay down the principal on the securities issued by such vehicle in an amount necessary to cause such tests to pass or (y) purchase sufficient collateral in an amount necessary to cause such CLO to pass such tests. If either of these scenarios occurred, there is the potential that the remaining funds would be insufficient to pay expected management fees on any such CLO, which would result in either a temporary deferral or permanent loss of such management fees. For example, in the early stages of the COVID-19 pandemic, ratings agencies downgraded certain underlying collateral obligations in our CLOs. As a result, we did not recognize approximately $7.0 million of subordinated management fees from our CLOs in the first and second quarters of 2020, but recognized such amounts in the third quarter of 2020 due to improvement in the underlying CLO portfolios.
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
    Carlyle FRL, L.P., an affiliated investment fund (“Carlyle FRL”), holds an indirect 71.5% controlling interest in Fortitude Re, inclusive of our 13.5% interest. The insurance industry is highly regulated and the regulators in many jurisdictions have broad, and in some cases discretionary, authority over insurance companies, including, among other things, with respect to marketing practices, policy rate increases, reserve requirements, capital adequacy, permissible investments and affiliate transactions. In addition, the insurance sector is subject to frequent regulatory change. While we intend to invest in companies and acquire businesses that seek to comply with applicable laws and regulations, the laws and regulations relating to the insurance industry are complex, may be ambiguous or may lack clear judicial or regulatory interpretive guidance. Even where laws or regulations purport to be the same across different jurisdictions, they may be inconsistently applied by the regulators of the different jurisdictions.
    In terms of regulatory changes, the following changes in particular may affect the operations and prospects of our investments in the insurance industry, including Fortitude: (i) changes to interest rates and policies of central banks and regulatory authorities; (ii) changes in applicable direct or indirect taxes, levies or charges; (iii) changes in government or regulatory policy that may significantly influence investor decisions in particular markets in which our investments operate; (iv) changes relating to the capital adequacy framework and rules designed to promote financial stability, both on an individual (re)insurance company level and on a group level; (v) changes to policyholder protections; and (vi) developments in financial reporting. An adverse review or determination by any applicable judicial or regulatory authority of any such law or regulation, or an adverse change in applicable regulatory requirements, judicial or regulatory interpretation, or reimbursement programs, could have a material adverse effect on the operations and/or financial performance of our investments in the insurance industry (including Fortitude) and may increase their compliance and legal costs. Any such costs could negatively impact the value of our investments and the returns we are able to generate on such investments. See “Risks Related to our Company—Adverse economic and market conditions and other events or conditions throughout the world could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise capital, any of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.”
Our relationship with Fortitude may not generate a meaningful contribution to our revenue and our indirect controlling ownership of Fortitude could give rise to real or apparent conflicts of interest.
While we expect to derive a meaningful contribution to our revenue across our business segments from our investment in and strategic asset management relationship with Fortitude, as described in Note 4 to Part II, Item 8 “—Investments—Strategic Investment in Fortitude,” we may not be successful in doing so. Pursuant to investment management agreements into which we have entered with Fortitude Re and certain companies with which it has reinsurance agreements (the “Ceding Companies”), certain of our subsidiaries receive performance fees and/or management fees from carry funds and separately managed accounts into which Fortitude Re and the Ceding Companies invest. Through its subsidiaries we managed or advised $9.2 billion of capital attributable to investments made under these investment management agreements, as of December 31, 2022. In addition, in April 2022, we entered into a strategic advisory services agreement with certain subsidiaries of Fortitude through a newly-formed investment advisor, Carlyle Insurance Solutions Management L.L.C. (“CISM”). Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Such management fee may decline if there is a corresponding decline in the fair value of the assets we manage and/or the performance of the portfolio.
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
•Pursuant to our current arrangements with the various businesses, we restrict our participation in the investment activities undertaken by our Global Investment Solutions segment (including with respect to AlpInvest), which may in turn limit our ability to address risks arising from their investment activities. For example, although we maintain ultimate control over AlpInvest, its management team (who are our employees) continue to exercise independent investment authority without involvement by other Carlyle personnel. For so long as these arrangements are in place, we will observe substantial restrictions on our ability to access investment information or engage in day-to-day participation in the AlpInvest investment businesses, including a restriction that AlpInvest investment decisions are made and maintained without involvement by other Carlyle personnel and that no specific investment data, other than data on the investment performance of its investment funds and managed accounts, will be shared. Generally, we have a reduced ability to identify or respond to investment and other operational issues that may arise within the Global Investment Solutions business, relative to other Carlyle investment funds.
•Similar to other parts of our business, Global Investment Solutions is seeking to broaden its investor base by raising funds and advising separate accounts for investors on an account-by-account basis and the number and complexity of such investor mandates and fund structures has increased as a result of continuing fundraising efforts, and the activation of mandates with existing investors.
•Conflicts may arise between such Global Investment Solutions funds or separate managed accounts (e.g., competition for investment opportunities), and in some cases conflicts may arise between a Global Investment Solutions fund or managed account and a Carlyle fund. In addition, certain managed accounts may have different or heightened standards of care, and if they invest in other investment funds sponsored by us could result in lower management fees and carried interest to us than Carlyle’s typical investment funds.
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
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to sell common stock in the future at a time and at a price that we deem appropriate. Subject, in some cases, to compliance with our insider trading policy, minimum retained ownership requirements and limitations applicable to affiliates under Rule 144 under the Securities Act, all of these shares are freely tradable. In addition, the holders of these shares have the benefit of registration rights agreements with us. Moreover, as holders of freely tradable common stock rather than Carlyle Holdings units, the Former Private Unitholders are now able to more easily sell shares of common stock into the market (or donate shares of common stock to charities which in turn may sell these into the market) than was the case before the Conversion. For example, the Former Private Unitholders are no longer subject to restrictions that in most cases limited their ability to exchange Holdings Units for common units to prescribed quarterly exchange dates. This could result in the Former Private Unitholders disposing of their equity interests in us more quickly and/or at a higher volumes than in the past, and the market price of our common stock could decline as a result. Subject to the restrictions described below, we may issue and sell in the future additional shares of common stock. The issuance of additional equity securities or securities convertible into equity securities would also result in dilution of our existing stockholders’ equity interest. The issuance of the additional shares of common stock, the sale of shares of common stock by our significant stockholders and the vesting and sale of restricted stock units or the perception that such sales may occur could cause the market price of our common stock to decline.
Under our Equity Incentive Plan, we had 10,865,248 unvested restricted stock units outstanding as of December 31, 2022. In June 2021, our stockholders approved an amended and restated Equity Incentive Plan pursuant to which we may issue up to 16,000,000 awards. As of December 31, 2022, the total number of shares of common stock available for grant under the amended and restated Equity Incentive Plan was 12,861,371 and, following the grant of awards in February 2023, the total number of shares of common stock available for grant under the amended and restated Equity Incentive Plan was 2,957,542. An increase in the number of shares available for grant under the Equity Incentive Plan would require shareholder approval, and any such approval would result in more shares that may be delivered in settlement of vested restricted stock unit awards and that may ultimately be sold in the market, which could lead to a decline in the market price of our common stock. We have filed several registration statements and intend to file additional registration statements on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for common stock issued or available for future grant under our amended and restated Equity Incentive Plan when applicable. Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common stock registered under such registration statement will be available for sale in the open market. As restricted stock unit awards vest and shares of common stock are delivered to restricted stock unit holders, the market price of our common stock may decline if such holders elect to sell their shares of common stock. Morgan Stanley, our equity plan service provider, may, from time to time, act as a broker, dealer, or agent for, or otherwise facilitate sales in the open market through block transactions or otherwise of our common stock on behalf of, plan participants, including in connection with sales of shares of common stock to fund tax obligations payable in connection with the vesting of awards under our amended and restated Equity Incentive Plan.
The market price of our common stock may be volatile, which could cause the value of your investment to decline.
    Our common stock may trade less frequently than those of certain more mature companies due to the limited number of shares of common stock held by non-affiliates outstanding. Due to such limited trading volume, the price of our common stock may display abrupt or erratic movements at times. It also may be more difficult for investors to buy and sell significant amounts of our common stock without an unfavorable impact on prevailing market prices.
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
    Carlyle Group Management L.L.C., which is wholly owned and controlled by our founders and other senior Carlyle professionals, holds approximately 42% of the voting power of our common stock as of December 31, 2022 pursuant to an irrevocable proxy granted to it by senior Carlyle professionals and certain other former limited partners of Carlyle Holdings who became holders of shares of common stock in connection with the Conversion.
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
    Pursuant to the stockholder agreements with each of our founders, for so long as such founder and/or his “Founder Group” (as defined in the stockholder agreements) beneficially owns at least 5% of our issued and outstanding common stock, each of our founders will have the right to nominate one director to our Board of Directors. In addition, each founder will have the right to nominate a second director to our Board of Directors until the earlier of (x) such time as such founder and/or his Founder Group ceases to beneficially own at least 20 million shares of our common stock and (y) January 1, 2027. For so long as at least one founder is entitled to designate two directors to the Board of Directors, the founders then serving on our Board of Directors may (i) designate a founder to serve as chair or co-chair and (ii) designate a founder to serve on each of the compensation and nominating committees and any executive committee, subject to applicable law and listing standards. Accordingly, for such period of time, our founders will have significant influence over the composition of our Board of Directors and could prevent certain changes in the composition of our Board of Directors.
Our certificate of incorporation does not limit the ability of our former general partner, founders, directors, officers or stockholders to compete with us.
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
Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that stockholders might consider favorable.
Our certificate of incorporation and bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our Board of Directors. Among other things, these provisions:

•provide that our Board of Directors will be divided into three classes, as nearly equal in size as possible, with directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year (although it is anticipated that a management proposal to reorganize the Board of Directors into one class will be voted on by stockholders at the Company’s 2023 Annual Meeting of Stockholders);
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
•provide (i) that the Board of Directors is expressly authorized to make, alter, or repeal our bylaws and (ii) that our stockholders may only amend our bylaws with the approval of at least a majority of all of the outstanding shares of our capital stock entitled to vote; and
•establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
Moreover, as a Delaware corporation, we are subject to provisions of Delaware law, which may impede or discourage a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law, our stockholder agreements with our founders and proxy held by Carlyle Group Management L.L.C. could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or could negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
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
The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that The Carlyle Group Inc. will not be deemed to be an investment company under the Investment Company Act. If anything were to happen that would cause The Carlyle Group Inc. to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including us) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among The Carlyle Group Inc. and our senior Carlyle professionals and materially adversely affect our business, results of operations and financial condition. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.
The consolidation of investment funds, holding companies or operating businesses of our portfolio companies could make it more difficult to understand the operating performance of the Company and could create operational risks for the Company.
Under applicable U.S. GAAP standards, we may be required to consolidate certain of our investment funds, holding companies or operating businesses if we determine that these entities are VIEs and that we are the primary beneficiary of the VIE, as discussed in Note 3 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. The consolidation of such entities could make it difficult for an investor to differentiate our assets, liabilities, and results of operations apart from the assets, liabilities, and results of operations of the consolidated VIEs. The assets of the consolidated VIEs are not available to meet our liquidity requirements and, similarly, we generally have not guaranteed or assumed any obligation for repayment of the liabilities of the consolidated VIEs.
    As of December 31, 2022, the total assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $7.2 billion and $6.2 billion, respectively.
Risks Related to Taxation
Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate, tax liability and/or the performance of certain funds should unexpected taxes be assessed to portfolio investments (companies) or fund income.
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner that they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate.

There may be changes in tax laws or interpretations of tax laws (possibly with retrospective effect) in jurisdictions in which we operate, are managed, are advised, are promoted or invest. Such changes could materially increase the amount of taxes, we, our portfolio companies, our investors, or our employees and other key personnel and service providers are required to pay. In particular, both the level and basis of taxation may change. Changes to taxation treaties or interpretations of taxation treaties between one or more such jurisdictions and the countries through which we hold investments, or the introduction of, or change to, EU directives may adversely affect our ability to efficiently realize income or capital gains and to efficiently repatriate income and capital gains from the jurisdictions in which they arise. Moreover, the COVID-19 pandemic could prompt governments to increase taxes to fund relief measures, and/or assert taxing jurisdiction on account of remote working conditions, as discussed below. Consequently, it is possible that we may face unfavorable tax treatment that may materially adversely affect the value of our investments or the feasibility of making investments in certain countries. This could significantly affect returns to investors, cause us to revalue our net deferred tax assets and/or have a material change to our effective tax rate and tax liabilities.
For example, the TCJA, and guidance interpreting the TCJA since its enactment in 2017, have resulted in many significant changes to the U.S. federal income tax laws, some of which could adversely impact us and/or our portfolio companies, including changes to the taxation of carried interest, changes to the deductibility of certain interest expense and compensation, limitations on the utilization of net operating losses, and changes relating to the scope and timing of U.S. taxation of earnings from international operations (including through an expanded definition of “controlled foreign corporations,” introduction of a minimum tax on “global intangible low-taxed income” (“GILTI”), and changes to the creditability of foreign taxes). Final foreign tax credit regulations published on January 4, 2022, which are part of a series of foreign tax credit regulations issued since the enactment of the TCJA, introduce significant fundamental changes to the definition of what is considered a creditable foreign income tax, including an attribution requirement, which could have an adverse impact on us, our portfolio companies, and/or our investors. Further, foreign, state and local governments may enact tax laws in response to the TCJA that could result in further changes to foreign, state and local taxation and have a material adverse effect on our results of operations, financial condition and cash flow.
In addition, the Inflation Reduction Act of 2022 (the “IRA”) introduced a 15% alternative minimum tax on the “adjusted financial statement income” of certain large corporations and a 1% excise tax on certain actual and deemed stock repurchases, both of which become effective in 2023. We expect to be an applicable corporation that is subject to the alternative minimum tax, as well as a covered corporation that could be subject to the 1% excise tax. The alternative minimum tax in particular requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the IRA, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Department of the Treasury, the IRS, and other standard-setting bodies are expected to issue guidance on how the alternative minimum tax provisions of the IRA will be applied or otherwise administered that may differ from our interpretations. As we complete our analysis of the IRA, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which adjustments are made.
State and local governments may propose new legislation that if passed could result in fundamental changes in state and local tax law and regulations, which may have a material impact on the amount of taxes we are required to pay. In particular, both the level and basis of taxation may change. For example, the State of New York has issued draft regulations that, if enacted in current form, could negatively impact certain corporate managers of investments funds by sourcing more of their management or advisory fee income to New York state. We have not yet determined the effect of these draft regulations on our tax provision.
During the COVID-19 pandemic, many countries relaxed the application of existing tax rules applying to remote working. Governments, along with the EU and the Organisation for Economic Co-operation and Development (the “OECD”), are now renewing their focus in this area, in many cases ending concessionary treatment that they applied during the pandemic, and with the potential for taxing jurisdiction to be asserted in circumstances where this would not historically have been the case. In particular, some countries are implementing, or considering implementing, new legislation relating to remote working. Our employees and other key personnel and service providers remain more diversely located than before the pandemic, and developments in this area could potentially lead to increased tax and compliance costs, including as result of increased payroll tax and social security costs for our entities, and our entities being subject to tax in jurisdictions where they are not currently considered to have a taxable presence. If our employees or other key personnel and service providers bear increased tax costs, or if we need to take a stricter approach on working practices, this may also affect our ability to retain such individuals.
International tax developments may also significantly impact us. Pursuant to the OECD’s base erosion and profit shifting (“BEPS”) Project, many individual jurisdictions have introduced domestic legislation implementing certain of the

BEPS action points. Several of the areas of tax law (including double taxation treaties) on which the BEPS Project focuses are relevant to our ability to efficiently realize income or capital gains and to efficiently repatriate income and capital gains from the jurisdictions in which they arise and, depending on the extent to and manner in which relevant jurisdictions have implemented (or implement, as the case may be) changes in those areas of tax law (including double taxation treaties), our ability to do those things may be adversely impacted. Many of the jurisdictions in which we have made (or will make) investments have now ratified, accepted and approved the OECD’s Multilateral Instrument that brings into force a number of relevant changes to double tax treaties within scope. While these changes continue to be introduced, there remains uncertainty as to whether and, if so, to what extent we may benefit from the protections afforded by such treaties and whether our funds may look to their partners in order to derive tax treaty or other benefits. This position is likely to remain uncertain for a number of years. In addition, press speculation and heightened focus on the structures commonly used in the private equity industry in general, whether or not valid, may harm our reputation, which may ultimately be damaging to our business.
In addition, the EU has adopted (and subsequently extended) an Anti-Tax Avoidance Directive (the “ATAD rules”), which directly implements some of the BEPS Project action points within EU law and requires EU Member States to transpose the ATAD rules into their domestic laws. The most recent provisions of the ATAD rules to come into effect were rules targeting reverse hybrids, which generally apply from January 1, 2022. The ATAD rules and the domestic laws that implement them are extensive, complex and could apply to a wide range of scenarios. While certain countries have issued guidance on the application of these rules, we are still waiting for the issuance of guidance from several other countries and at this stage, the impact of the ATAD rules and their application to our entities remains uncertain. These rules could have an adverse tax impact on our firm, funds, investors and/or our portfolio companies.
Moreover, a number of further proposals from the European Commission have or are expected to be issued shortly that further enhance and move beyond the work on the BEPS Project, including, but not limited to, the proposal issued on December 22, 2021, for a Council Directive to further extend the scope of the ATAD rules. This proposal calls for provisions to prevent the misuse of shell entities for tax purposes within the EU (the “Unshell Proposal”). In addition, a proposal published on May 11, 2022, for a Council Directive seeks to reduce the difference in tax treatment between equity and debt financing (the “Debt-Equity Bias Reduction Allowance” or the “DEBRA Proposal”). There is considerable uncertainty surrounding the development and implementation of these proposals (including as a result of a series of non-binding amendments put forward by the European Parliament during 2022 in respect of the Unshell Proposal). If implemented, the proposals could, among other things, impose additional taxes on our entities (including by imposing additional limitations on the deductibility of interest payments) and/or impact our ability to repatriate investment returns and/or international profits in a tax efficient way resulting in additional tax costs and/or reporting, disclosure and computation obligations (which could result in increased administrative and compliance costs) for our entities.
The OECD is also leading work on proposals, commonly referred to as “BEPS 2.0,” which, if implemented, would fundamentally change the international tax system. The proposals are based on two “pillars” involving the reallocation of taxing rights (“Pillar One”) and a new global minimum corporate tax rate (“Pillar Two”).
Under Pillar One, multinational enterprises (“MNEs”) with an annual global turnover of at least EUR 20 billion (although this turnover threshold may potentially be reduced in the future) will be subject to rules allocating 25% of profits in excess of a 10% profit margin to the jurisdictions within which they carry on business (subject to threshold rules). MNEs carrying on specific low-risk activities are excluded, including “regulated financial services” (although the scope of this exclusion has not yet been confirmed). Pillar Two imposes a minimum effective tax rate of 15% on MNEs that have consolidated revenues of at least EUR 750 million in at least two out of the last four years. Pillar Two introduces two related tax measures (the “GloBE” rules): the income inclusion rule (“IIR”) imposes a top up tax on a parent entity where a constituent member of the MNE group has low-taxed income, while the undertaxed payment rule (“UTPR”) applies to intra-group payments if the constituent member’s income is not taxed by an IIR. In addition, a subject to tax rule (“STTR”) will permit source jurisdictions to impose limited withholding taxes on low-taxed related party payments, which will be creditable against the GloBE rules tax liability. The proposals are complex and subject to significant uncertainty, consultation in respect of certain aspects of the rules is ongoing and we await further guidance from the OECD. It is anticipated that certain classes of entities that are typically exempt from tax will be outside of the scope of Pillar Two, including investment funds and real estate investment vehicles (as respectively defined), which are the ultimate parent entity of the MNE group (and certain holding vehicles of such entities); however, the application of these exemptions to our entities remains open to significant uncertainty.
Although the implementation of the Pillar One and Pillar Two proposals is scheduled for 2024, important details, in particular on the implementation of Pillar One, are still awaited. On December 20, 2021, the OECD released Pillar Two model rules providing a template for jurisdictions to translate the GloBE rules into domestic law. On December 15, 2022, the EU adopted a Council Directive that requires certain GloBE rules to be transposed into EU member states’ national laws by

December 31, 2023, and a number of other countries, including the U.K., are currently proposing to implement core elements of the Pillar Two proposal with effect from the start of 2024. In addition, South Korea has enacted Pillar Two global minimum tax rules into its domestic legislation, with effect from the start of 2024. It is likely that many other countries will also seek to implement their own domestic minimum tax proposals as well as potentially digital services taxes. There remains significant uncertainty as to the interaction of these rules and, subject to the development and implementation of both Pillar One and Pillar Two (including the details of any domestic legislation, double taxation treaty amendments and multilateral agreements that may be necessary to implement them), effective tax rates could increase for our firm, funds, portfolio companies and investors, and it is likely that our entities will be subject to significant additional compliance and/or reporting obligations. Any tax laws, regulations or treaties newly enacted or enacted in the future may also cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities, as a result.
Moreover, the Netherlands continued to provide additional updates to its withholding tax on dividends. As of January 1, 2024, dividend distributions made by Dutch companies to “associated beneficiaries” established in blacklisted jurisdictions and to “associated beneficiaries” established in non-blacklisted jurisdictions in case of situations that are deemed to be “abusive” may be subject to a conditional withholding tax. The applicable tax rate is linked to the highest corporate income tax in the relevant year (being 25.8% in 2023). A draft bill, including amendments, on a proposed dividend withholding tax exit charge has been presented to parliament. If the bill is accepted, it would be retroactively effective as of December 8, 2021. We are evaluating and monitoring the impact of these changes, which could result in additional withholding taxes being levied on our investment funds or on repatriation of income and gains generated.
U.S. and foreign tax regulations could adversely affect our ability to raise funds from certain foreign investors and increase compliance costs.
We must comply with complicated and expansive information tax reporting regimes in multiple jurisdictions, which require us to perform due diligence and to report information about certain account holders and investors. Failure to comply with these requirements could result in increased administrative and compliance costs for our investment entities and, in some cases, could subject our investment entities to increased withholding taxes or monetary penalties.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
    None.
ITEM 2.    PROPERTIES
    Our principal executive offices are located in leased office space at 1001 Pennsylvania Avenue, NW, Washington, D.C. We also lease the space for our other 28 offices. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.
ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of business, the Company is a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. See Note 10 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of certain of these matters.
ITEM 4.    MINE SAFETY DISCLOSURES
    Not Applicable.
PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS         AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CG.”
The number of holders of record of our common stock as of February 8, 2023 was 12. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

    Dividend Policy
Under our dividend policy for our common stock, we expect to pay our common stockholders an annualized dividend of $1.30 per share of common stock, equal to a quarterly dividend of $0.325 per share of common stock. In February 2023, the Board of Directors approved an increase in the anticipated common stock dividend to an annual rate of $1.40 per common share ($0.35 per common share on a quarterly basis), anticipated to commence for the first quarter 2023 dividend anticipated to be paid in May 2023.
The declaration and payment of any dividends to holders of our common stock are subject to the discretion of our Board of Directors, which may change our dividend policy at any time or from time to time, and the terms of our certificate of incorporation. There can be no assurance that dividends will be made as intended or at all or that any particular dividend policy will be maintained.
Stock Performance Graph
The following graph depicts the total return to holders of our common stock from the closing price on December 29, 2017, the last trading day of our 2017 fiscal year, through December 30, 2022, the last trading day of our 2022 fiscal year, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph assumes $100 invested on December 29, 2017 and dividends received reinvested in the security or index.
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

$300
$250
$200
$150
$100
$50
12/29/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/30/2022
$286
$191
$161
$158
$160
$149
$154
$157
$126
$121
$96
$109
$75
$95
$73
CG
Dow Jones U.S. Asset Manager
S&P 500 Index

    Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended December 31, 2022 for the periods indicated:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
October 1, 2022 to October 31, 2022 (1)	—	$—	—	$253.1
November 1, 2022 to November 30, 2022 (1)(2)	552,497	$29.07	552,497	$237.0
December 1, 2022 to December 31, 2022 (1)(2)	754,170	$30.12	754,170	$214.3
Total	1,306,667		1,306,667

(1)    In October 2021, the Board of Directors of the Company authorized the repurchase of up to $400 million of common stock effective January 1, 2022. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. In February 2023, the Board of Directors replenished the repurchase program and expanded the limit to $500 million of common stock in aggregate effective March 31, 2023, which is not reflected in the table above.
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
In order to effectuate the amended NGP agreement, we entered into agreements with an affiliate of NGP Management on each of the dates below to deliver such shares as follows:

	Shares of Common Stock Delivered / Deliverable in August,
	2019	2020	2021	2022	2023	2024	2025	2026
Date of Agreement:
February 1, 2018	160,211	120,158	120,159	—	—	—	—	—
February 1, 2019	—	219,189	164,391	164,393	—	—	—	—
February 1, 2020	—	—	119,760	89,821	89,820	—	—	—
February 1, 2021	—	—	—	116,559	87,419	87,418	—	—
February 1, 2022	—	—	—	—	75,290	56,467	56,467	—
February 1, 2023	—	—	—	—	—	103,432	77,574	77,573
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
Overview
We conduct our operations through three operating segments: Global Private Equity, Global Credit, and Global Investment Solutions.

•Global Private Equity — Our Global Private Equity segment advises our buyout and middle market and growth capital funds, our U.S. and internationally focused real estate funds, our infrastructure and natural resources funds. We also include the NGP Carry Funds in this segment, which are managed and advised by NGP. As of December 31, 2022, our Global Private Equity segment had $163.1 billion in AUM and $107.8 billion in Fee-earning AUM.

•Global Credit — Our Global Credit segment advises products that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, aircraft finance, infrastructure debt, insurance solutions and global capital markets. As of December 31, 2022, our Global Credit segment had $146.3 billion in AUM and $121.2 billion in Fee-earning AUM.

•Global Investment Solutions — Our Global Investment Solutions segment advises global private equity programs and related co-investment and secondary activities. As of December 31, 2022, our Global Investment Solutions segment had $63.3 billion in AUM and $37.5 billion in Fee-earning AUM.
We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a performance allocation, or carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management fees and related transaction and portfolio advisory fees and other income, realized performance revenues (consisting of incentive fees and performance allocations), realized principal investment income, including realized gains on our investments in our funds and other trading securities, as well as interest income. Our segment expenses primarily consist of cash compensation and benefits expenses, including salaries, bonuses, and realized performance payment arrangements, and general and administrative expenses. While our segment expenses include depreciation and interest expense, our segment expenses exclude acquisition and disposition related charges and amortization of intangibles and impairment. Refer to Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.

Trends Affecting our Business
The year 2022 was characterized by high inflation, significant market volatility, rapidly tightening financial conditions, a surge in the U.S. dollar against most currencies, and weakening fundamentals across the globe. By the end of 2022, U.S. consumption, investment and manufacturing all showed signs of slowing growth. While fourth quarter 2022 U.S. GDP growth surprised to the upside at a 2.9% quarter-over-quarter annualized rate, expanding inventories and declining imports accounted for nearly 70% of the headline growth. Experiences and services spending stood out as bright spots as the year progressed, with hotel stays and domestic air travel rising above pre-pandemic averages as consumers shifted spending habits away from the pandemic-driven durable goods boom of 2020 and 2021. Residential construction activity and investment declined rapidly in the latter half of 2022 due to a rapid increase in average mortgage rates and related collapse in home construction and purchasing activity. After peaking at 9.1% in June 2022, consumer prices rose 6.5% in December 2022 from a year earlier; core prices, which exclude food and energy, rose 5.7% in December, a decline from a September peak of 6.3%. Faster than expected deceleration in inflation readings has increased market optimism over the past month that the Federal Reserve will not raise interest rates to as high a level as previously anticipated. However, the dramatic increase in financing costs over the past year for many companies could result in reduced spending, hiring, and capital expenditures over the next several months, introducing risks to the near-term economic outlook.
Europe’s GDP growth in 2022 surprised to the upside, with current estimates anticipating greater than 3% growth for the year. Price cap schemes, generous fiscal subsidies, and a mild winter all contributed to a smaller-than-expected impact of the energy crisis resulting from the Russia-Ukraine conflict. After surging over the summer to oil price equivalents in excess of $1,000 per barrel, forward wholesale electricity prices have moderated back towards levels seen at the end of 2021 in response to policy actions by the European Commission. Household consumption and consumer confidence have remained resilient as a result, with our portfolio data indicating steady improvement in spending patterns throughout the fourth quarter of 2022. Going forward, the industrial sector remains most vulnerable to the ongoing energy crisis. Industrial production costs have increased by 40% over the year and more than 200% for certain gas-intensive industrial processes. Beyond energy, certain economies with very high household debt levels, such as the United Kingdom and Sweden, also face rising risks as mortgage rates reset and depress disposable income.
While Europe’s energy subsidies have softened the blow of the ongoing energy crisis to domestic consumers and businesses, the effect is to bid away already scarce natural gas from other net energy importers, many of which are emerging market economies that cannot compete on price. The IMF forecasts that there will be between 20 and 30 sovereign defaults in 2023 and 2024 and that 1.7 billion people are at risk of food insecurity. The triple threat of expensive and scarce energy supplies and food shortages pose a significant challenge to many emerging market economies around the globe, which in turn increases the risk of political and social unrest.
For much of Asia, 2022 was a year of below-trend growth due to high prices, particularly for food and fuel, slowing global demand for goods, and spillover effects from slower growth in China. In Japan, lingering COVID-19 related restrictions, wages that lagged broader inflation, and volatile industrial output hindered growth, and overall GDP remains below pre-pandemic peaks in real terms. In Korea, economic growth slowed throughout the year as export demand fell and high prices sapped consumer confidence. India was a bright spot in 2022, with robust growth in domestic consumption and fixed investment. China’s economy was flat in the fourth quarter of 2022 compared to the third quarter, a better-than-expected outcome given disruption experienced as a result of the rapid rollback in COVID-19 restrictions and subsequent surge in cases. Overall, China’s economy, hampered by rolling COVID-19 related restrictions and broad lockdowns, grew 3% in 2022, well below its long-term trend. However, the recent rapid rollback of COVID-19 related restrictions has introduced significant optimism that growth will rebound strongly in 2023. Preliminary data on foot traffic in our portfolio retail locations and cargo throughput volumes indicate an acceleration in activity in January 2023. While China’s growth outlook has improved, the relationship between China and the U.S. remains strained, and tensions between China and Taiwan continue to mount, raising risks of further global economic volatility given the connection between the China and U.S. economies.
Revenues for S&P 500 constituents are estimated to have grown 10.5% in 2022, a reflection of companies’ ability to push through higher prices. This topline growth momentum did slow throughout the year; however, for Q4 2022, revenues are estimated to have grown just 4% vs. year-ago levels. Estimates of S&P 500 constituents’ earnings growth for 2022 were steadily marked down throughout the year, and currently stand at 4.4% in 2022. Notably, estimates anticipate that earnings contracted by 5.0% in Q4 2022 versus the same period a year ago, the worst decline since Q3 2020 during the midst of the pandemic. Seven of eleven sectors estimate year-over-year earnings declines in the fourth quarter of 2022, led by materials, consumer discretionary, and communication services. The estimated blended net profit margin is 11.4% for Q4 2022, down from 12.4% a year ago, as earnings growth lagged topline growth in 2022. The productivity gains that companies enjoyed in 2020 and 2021 on the back of large investments in digitization and technology faded in 2022; instead, a persistently tight labor market, faster wage gains, and higher input prices slowed real output growth.

Equity markets experienced significant volatility throughout 2022 as developed markets saw the highest rates of inflation in 40+ years, monetary policy shifted rapidly from accommodative to hawkish, and geopolitical developments introduced new growth fears. The Federal Reserve raised the federal funds rate by a cumulative total of 450 bps since March 2022, and has indicated that more hikes are forthcoming, albeit at a somewhat slower pace. Futures markets have been volatile in 2023, but currently price in an additional 50 bps in rate increases by June 2023. The Dow Jones, S&P 500, and Nasdaq 100 fell 8.8%, 19.4%, and 33%, respectively, from December 31, 2021 to December 30, 2022. Globally, the MSCI ACWI, EuroStoxx 600 and Shanghai Composite fell 19.8%, 12.9%, and 15.1%, respectively, over the same period.
Obtaining financing in both the high yield bond market and the leveraged loan market is currently challenging. In 2022, global bond funds experienced over $375 billion in outflows. Financing has become increasingly expensive due to both the rise in base rates (SOFR rose 425 bps over the course of the year) and wider spreads (B-rated option-adjusted spreads rose 265 bps from December 2021 to December 2022). Leveraged loans, which are floating rate and thus typically more appealing to investors when interest rates are rising, have sold off to a lesser extent, but financing and transaction volumes have been under pressure. U.S. leveraged loan issuance fell 55% in 2022 versus 2021, while global M&A volumes totaled $3.8 trillion in 2022, a 36% decline from 2021. IPO proceeds, which boomed in 2021, fell 69% globally and 93% in the U.S. market in 2022, where IPOs raised just $24 billion, the lowest amount since 1990. As capital markets activity slows, we may experience a corresponding reduction in the capital markets fees we earn in connection with activities related to the underwriting, issuance and placement of debt and equity securities. Our announced new investment and realization activity has been slower, and we therefore expect a slow start to 2023 for both deployments and realizations. As a result, we expect that transaction fee revenue, realized performance fee revenue and realized investment income will likely be lower over the next quarter or two. Our activity could increase as we move throughout the year as industry levels improve over the coming months.
Our carry fund portfolio continued to reflect the impact of the broader macroeconomic environment in the fourth quarter. Within our Global Private Equity segment, our corporate private equity funds appreciated 1% in the fourth quarter and 6% for the year, and our real estate funds depreciated 1% during the fourth quarter but appreciated 16% for the year. Our natural resources and infrastructure funds appreciated by 2% in the fourth quarter and 48% for the year. In our Global Credit segment, our carry funds (which represent approximately 11% of the total Global Credit remaining fair value) appreciated 2% in the fourth quarter and 3% for the year. Global Investment Solutions funds depreciated 3% in the fourth quarter but appreciated 6% for the year; however excluding the impact of foreign currency translation of the USD-denominated investments in our EUR-based funds, Global Investment Solutions would have been flat in the fourth quarter, and experienced 4% appreciation for the year. The valuations of our primary and secondary funds of funds generally reflect investment fair values on a one-quarter lag.
Our non-carry fund Global Credit products continue to perform well. Dividend yields on our business development companies as of December 31, 2022 were approximately 10%, and approximately 10% for our retail credit product (CTAC). In our liquid credit strategy, our global CLO portfolio continues to experience a default rate less than the industry average, and we are actively managing our credit positions to maintain balanced risk-adjusted credit quality. While default rates have remained low, we expect to see them increase in 2023 as inflation, higher financing costs and the threat of global recession continue to pressure borrower debt-service capacity.
We generated $8.6 billion in realized proceeds from our carry funds in the fourth quarter and $33.8 billion for the year; however, we expect that as market conditions remain challenging, the pace of realizations will slow in the near term. Our net accrued performance revenues on our balance sheet remained high at $4.0 billion at December 31, 2022, up 2% since December 31, 2021.
During the fourth quarter, our carry funds invested $6.8 billion in new or follow-on transactions and we invested a record $34.8 billion for the full year 2022. Deal activity in private equity has retreated to pre-pandemic levels from the record level pace in 2021, and while we continue to see a pipeline of smaller transactions that require less debt at closing, we believe that larger deals will be slower to occur. However, as the environment for traditional credit issuance remains challenging, we expect that demand for private credit will remain robust, resulting in the potential for strong deployment in our Global Credit segment.
During 2022, we raised $29.9 billion in new capital, which included $2.0 billion in additional third-party capital raised for our strategic investment in Fortitude, fundraising on our CLO platform and in CTAC, and the launch of our third Credit Opportunities fund within our Global Credit segment, as well as fundraising for our Global Private Equity and Global Investment Solutions funds. We anticipate the fundraising landscape to continue to be competitive as limited partners are closely managing their portfolio allocation targets in light of market volatility and their liquidity requirements. As a result, fundraising in certain products - particularly in corporate private equity strategies - may take longer to complete and fund sizes may not meet levels that they otherwise would in a more favorable market environment. Slowdowns in fundraising may also delay catch-up management fees that would be charged to fund investors in subsequent closings and smaller fund sizes could result in lower management fees in the future.
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
Recent Developments and Transactions
CEO Appointment
On February 6, 2023, we announced that our Board of Directors has appointed Harvey M. Schwartz as our Chief Executive Officer and a member of our Board of Directors, effective February 15, 2023 (the “Commencement Date”). On the Commencement Date, Mr. Schwartz will receive inducement equity awards with a combined grant date value of $180 million, of which $108 million will be granted in the form of performance-based restricted stock units which will be eligible to vest in five equal tranches and $72 million will be granted in the form of time-based restricted stock units which will be eligible to vest ratably in four equal installments. The number of shares of common stock underlying the performance-based award will be determined by dividing the $108 million grant value by the per share accounting fair value on the Commencement Date. As we anticipate that the accounting fair value on the Commencement Date will be less than the per share closing stock price on the Commencement Date, we expect that the total face value of the performance award (i.e., the number of shares multiplied by the closing price on the Commencement Date) will be greater than $108 million. The number of shares of common stock underlying the time-based award will be determined by dividing the $72 million grant value by the per share closing stock price on the Commencement Date.
Recent Transactions
During the year ended December 31, 2022, the Company completed several transactions with the objective of driving accretive growth on an inorganic basis as outlined below.
Acquisition of CLO Management Contracts from CBAM Partners LLC
In March 2022, we acquired the management contracts related to a portfolio of assets primarily comprised of U.S. and European CLOs as well as other assets across private credit from CBAM Partners LLC (“CBAM”). The purchase price of $812.9 million consisted of a combination of $618.4 million in cash, approximately 4.2 million newly issued, fully vested common shares ($194.5 million based on the value of the shares at closing), and approximately $3.4 million of acquisition costs incurred by us in connection with the transaction. The portfolio of $15 billion in assets under management was integrated into our Global Credit platform. See Note 4 to the consolidated financial statements for additional information regarding the acquisition.
Fortitude Capital Raise and Strategic Advisory Services Agreement
In March 2022, we raised $2.0 billion in third-party equity capital for Fortitude, and committed up to $100 million in additional capital to Carlyle FRL from our balance sheet. In May 2022, Fortitude called $1.1 billion of the capital raise, with the remaining capital expected to be called in 2023. In connection with the capital raise and subsequent funding, our indirect ownership of Fortitude decreased from 19.9% to 13.5%. As a result of this dilution, we recorded a reduction in the carrying value of our equity method investment and corresponding loss of $176.9 million in our U.S. GAAP results. At the time the remaining capital is called by Fortitude, our indirect ownership will further decrease to 10.5% and we expect to record an additional reduction in the carrying value of our equity method investment and corresponding loss of approximately $121 million based on the carrying value of $646.0 million as of December 31, 2022, subject to change based on the timing of the dilution and changes in the carrying value of our investment.
On April 1, 2022, we entered into a new strategic advisory services agreement with certain subsidiaries of Fortitude through a newly-formed investment advisor, Carlyle Insurance Solutions Management L.L.C. (“CISM”). Under the agreement,

CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Third party investors who participated in the March 2022 capital raise also made a minority investment in CISM, which is reflected as a non-controlling interest in consolidated entities in the condensed consolidated financial statements. See Note 6 to the consolidated financial statements for additional information regarding the strategic investment in Fortitude.
Acquisition of Abingworth
On August 1, 2022, we acquired Abingworth, a life sciences investment firm, to expand our healthcare investment platform with the addition of nearly $2 billion in assets under management and a specialized team of over 20 investment professionals and advisors. Consideration for Abingworth included a base purchase price of $186.2 million, of which $25.0 million was settled in newly-issued shares of the Company’s common stock, as well as up to a further $130 million in future incentive payments based on the achievement of certain performance targets. The acquisition included the rights to 15% of performance revenues generated by Abingworth’s two most recent active investment funds, Abingworth Bioventures 8 LP and Abingworth Clinical Co-Development Fund 2 LP. See Note 4 to the consolidated financial statements for additional information regarding the acquisition.
Dividends
In February 2023, the Board of Directors declared a quarterly dividend of $0.325 per common share to common stockholders of record at the close of business on February 22, 2023, payable on March 1, 2023.
In February 2023, the Board of Directors approved an increase in the anticipated common stock dividend to an annual rate of $1.40 per share ($0.35 per common share on a quarterly basis), anticipated to commence for the first quarter 2023 dividend, which is anticipated to be paid in May 2023.
Key Financial Measures
Our key financial measures are discussed in the following pages. Additional information regarding these key financial measures and our other significant accounting policies can be found in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K.
Revenues
Revenues primarily consist of fund management fees, incentive fees, investment income (including performance allocations, realized and unrealized gains of our investments in our funds and other principal investments), as well as interest and other income.
Fund Management Fees. Fund management fees include management fees and transaction and portfolio advisory fees.
We earn management fees for advisory services we provide to funds in which we hold a general partner interest or with which we have an investment advisory or investment management agreement. Additionally, management fees include catch-up management fees, which are episodic in nature and represent management fees charged to fund investors in subsequent closings of a fund which apply to the time period between the fee initiation date and the subsequent closing date. We also earn management fees on our CLOs and other structured products. Collectively, our carry funds and our CLOs and certain other products comprise 78% of our Fee-earning AUM as of December 31, 2022 and approximately 92% of our fund management fees during the year then ended. The balance of our Fee-earning AUM and fund management fees are attributable to our Perpetual Capital products, which have an indefinite term and for which there is no immediate requirement to return capital to investors as investments are realized.
Management fees attributable to Carlyle Partners VIII, L.P. (“CP VIII”), our eighth U.S. buyout fund with $13.1 billion of Fee-earning AUM as of December 31, 2022 was approximately 10% of fund management fees recognized during the year ended December 31, 2022. Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund with approximately $15.5 billion of Fee-earning AUM as of December 31, 2022, was 10% of total management fees recognized during the year ended December 31, 2022, and 15% and 17% during the years ended December 31, 2021 and 2020, respectively. No other fund generated over 10% of total management fees in the periods presented.
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
Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees generally include capital markets fees generated by Carlyle Global Capital Markets (“GCM”) in connection with activities related to the underwriting, issuance and placement of debt and equity securities, and loan syndication for our portfolio companies and third-party clients, which are generally not subject to rebate offsets with respect to our most recent vintages (but are subject to the rebate offsets set forth above for older funds). Underwriting fees include gains, losses and fees arising from securities offerings in which we participate in the underwriter syndicate.
Transaction and portfolio advisory fees also include fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the performance obligation has been satisfied and collection is reasonably assured. We are required to offset our fund management fees earned by a percentage of these transaction and advisory fees earned, which we refer to as the “rebate offsets,” which generally range from 80% to 100%.
The recognition of portfolio advisory fees, transaction fees, and capital markets fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace.
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
We account for our strategic investments in NGP under the equity method of accounting. Our investments in NGP include the equity interests in NGP Management Company, L.L.C. (“NGP Management”) and the general partners of certain carry funds advised by NGP. These interests entitle us to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to certain NGP funds as well as 47.5% of the performance allocations received by the NGP Carry Funds. We record investment income (loss) for our equity income allocation from NGP management fee-related revenues and also record our share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. We also record our equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in our consolidated statements of operations. We do not control or manage NGP. Moreover, we do not operate NGP’s business, have representation on NGP’s board or serve as an investment advisor to any investment fund sponsored by NGP, nor do we direct the operations of any of NGP portfolio companies. While we have consent rights over certain major actions by NGP outside of the ordinary course of NGP’s business (including, for example, consent rights over items such as amendments to the organizational documents of the entity in which we are invested, changes to the management fee streams earned by NGP under its fund agreements, or the incurrence of certain debt by NGP and other similar items), we have no voting rights or consent rights on any NGP investment committee that selects investments to be made by NGP funds. For further information regarding our strategic investments in NGP, refer to Note 6 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
In addition to the performance allocations from our Global Private Equity and Global Credit carry funds, and the NGP Carry Funds, we are also entitled to receive performance allocations from our Global Investment Solutions and Carlyle

Aviation funds. We also retained our interest in the net accrued performance allocations of existing funds at the time of the sale of MRE. The timing of performance allocations realizations for these funds is typically later than in our other carry funds based on the terms of such arrangements.
Our performance allocations are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, refer to “Item 1. Business—Our Global Investment Offerings.”
Performance allocations, before the impact of performance allocations related compensation, in excess of 10% of the total for the years ended December 31, 2022, 2021 and 2020 were generated from the following funds:

Year Ended December 31,
2022		2021		2020
(Dollars in millions)
CRP VIII	$205.8	CP VI	$1,327.5	CP VI	$1,124.3
CPP II	187.7	CP VII	717.8	CAP IV	331.0
CEP V	155.3
CETP IV	150.2
CP VI	(453.2)
No other fund generated over 10% of performance allocations in the periods presented above. The reversal of $453.2 million in previously recognized performance allocations in CP VI during 2022 was primarily driven by depreciation in the portfolio, notably its publicly traded investments, which comprise approximately 43% of its remaining fair value as of December 31, 2022. Performance allocations from CP VI during 2021 were driven by appreciation across the portfolio, with notable increases in the values of the publicly traded investments in the portfolio and sale transactions of privately held investments.
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
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period. For the years ended December 31, 2022, 2021 and 2020, the reversals of performance allocations, before the impact of reversals of the related compensation, were $558.7 million, $48.2 million and $401.5 million, respectively.
As of December 31, 2022, accrued performance allocations and accrued giveback obligations were approximately $7.1 billion and $40.9 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at December 31, 2022 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. As of December 31, 2022, $18.9 million of the accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $22.0 million. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee-related compensation, (iii) performance allocations and incentive fee-related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests and excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods, as well as net accrued performance revenues which are presented as fee related performance revenues when realized in our non-GAAP financial measures. Net accrued performance revenues as of December 31, 2022 were $4.0 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If at December 31, 2022, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $1.5 billion, on an after-tax basis where applicable, of which approximately $0.7 billion would be the responsibility of current and former senior Carlyle professionals. See the related discussion of within “—Liquidity and Capital Resources—Contingent Obligations (Giveback).”
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

	Inception through December 31, 2022
	Total Giveback	Giveback Attributable to Carlyle
	(Dollars in millions)
Various Legacy Energy Funds	$160.8	$57.7
All other Carlyle Funds	78.5	12.9
Aggregate giveback since inception	$239.3	$70.6
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
In addition, in our discussion of our non-GAAP results, we use the term “realized net performance revenues” to refer to realized performance allocations and incentive fees from our funds, net of the portion allocated to our investment professionals, if any, and certain tax expenses associated with carried interest attributable to certain partners and employees, which are reflected as realized performance allocations and incentive fees related compensation expense. See “—Non-GAAP Financial Measures” for the amount of realized performance revenues recognized each period. See “—Segment Analysis” for the realized performance revenues by segment and related discussion for each period.
Investment income also represents the realized and unrealized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, as well as any interest and other income. Principal investment income also included our proportionate share of U.S. GAAP earnings from our strategic investment in Fortitude prior to the contribution of our investment to a Carlyle-affiliated investment fund (see Note 6 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). Realized principal investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. A realized principal investment loss is also recorded when an investment is deemed to be worthless. Unrealized principal investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of previously recognized unrealized gains (losses) at the time an investment is realized.

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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of December 31, 2022:

	As of December 31, 2022
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Consolidated Results
Level I	$4,459	$1,522	$1,084	$7,065
Level II	2,246	32,703	158	35,107
Level III	116,968	99,195	42,279	258,442
Fair Value of Investments	123,673	133,420	43,521	300,614
Available Capital	39,425	12,882	19,770	72,077
Total AUM	$163,098	$146,302	$63,291	$372,691
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds primarily represents the interest earned on CLO assets. The Consolidated Funds are not the same entities in all periods presented. The Consolidated Funds in future periods may change due to changes in fund terms, formation of new funds, and terminations of funds.
Net Investment Gains of Consolidated Funds. Net investment gains of Consolidated Funds measures the change in the difference in fair value between the assets and the liabilities of the Consolidated Funds. A gain (loss) indicates that the fair value of the assets of the Consolidated Funds appreciated more (less), or depreciated less (more), than the fair value of the liabilities of the Consolidated Funds. A gain or loss is not necessarily indicative of the investment performance of the Consolidated Funds and does not impact the management or incentive fees received by Carlyle for its management of the Consolidated Funds. The portion of the net investment gains (losses) of Consolidated Funds attributable to the limited partner investors is allocated to non-controlling interests. Therefore, a gain or loss is not expected to have a material impact on the revenues or profitability of the Company. Moreover, although the assets of the Consolidated Funds are consolidated onto our balance sheet pursuant to U.S. GAAP, ultimately we do not have recourse to such assets and such liabilities are generally non-recourse to us. Therefore, a gain or loss from the Consolidated Funds generally does not impact the assets available to our common stockholders.
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

In addition, we have implemented various equity-based compensation arrangements, including those under our Equity Incentive Plan. These equity-based compensation arrangements require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of generally one to four years, which under U.S. GAAP will result in compensation charges over current and future periods. In 2021, we granted 7.1 million in long-term strategic restricted stock units to certain senior professionals. The majority of these restricted stock units are eligible to vest based on the achievement of annual performance targets over four years, with a larger proportion of the awards eligible to vest based on the 2024 performance year. On February 1, 2023, we granted a total of 9.9 million restricted stock units under the Equity Incentive Plan to our personnel, including certain senior Carlyle professionals and other key personnel. In addition, on February 15, 2023, we will grant performance- and time-based inducement equity awards in connection with the appointment of our new Chief Executive Officer. As a result of these grants, and combined with a higher share price than in periods prior to 2021, equity-based compensation expense will be higher in the coming years than it has been. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings. As of December 31, 2022, the total number of the Company’s common shares available for grant under the Equity Incentive Plan was 12,861,371, which does not reflect the restricted stock units granted on February 1, 2023. An increase in the number of shares available for grant under the plan would require shareholder approval.
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
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of December 31, 2022, our U.S. federal income tax returns for the years 2019 through 2021 are open under the normal three-years statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2017 to 2021. Foreign tax returns are generally subject to audit from 2011 to 2021. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.
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
(e)the fair value of Fortitude’s general account assets invested under the strategic advisory services agreement (see “Fee-earning AUM based on fair value and other” in the table below);
(f)the gross assets (including assets acquired with leverage), excluding cash and cash equivalents, of one of our business development companies and certain carry funds (included in “Fee-earning AUM based on lower of cost or fair value and other” in the table below); and
(g)the lower of cost or fair value of invested capital, generally for AlpInvest carry funds where the commitment fee period has expired and certain carry funds where the investment period has expired, (included in “Fee-earning AUM based on lower of cost or fair value and other” in the table below).
The table below details Fee-earning AUM by its respective components at each period.

	As of December 31,
	2022	2021	2020
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments(1)	$81,057	$71,829	$77,729
Fee-earning AUM based on invested capital(2)	60,459	60,828	38,055
Fee-earning AUM based on collateral balances, at par(3)	46,173	30,779	26,480
Fee-earning AUM based on net asset value(4)	11,979	9,645	7,966
Fee-earning AUM based on fair value and other(5)	66,909	20,338	19,872
Balance, End of Period(6)	$266,577	$193,419	$170,102
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
(6)Ending balance excludes $11.1 billion of pending Fee-earning AUM as of December 31, 2022 for which fees have not yet been activated.

The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended December 31,
	2022	2021	2020
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$193,419	$170,102	$161,057
Inflows(1)	95,534	46,199	22,481
Outflows (including realizations)(2)	(18,431)	(23,361)	(17,130)
Market Activity & Other(3)	(505)	3,860	(466)
Foreign Exchange(4)	(3,440)	(3,381)	4,160
Balance, End of Period	$266,577	$193,419	$170,102

(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. Inflows for the year ended December 31, 2022 include $2 billion of Fee-earning AUM acquired as part of the August 2022 Abingworth transaction, Fee-earning AUM of $48 billion associated with the strategic advisory services agreement with Fortitude which was effective April 1, 2022, and Fee-earning AUM of $14 billion acquired in the March 2022 CBAM transaction.
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
Refer to “—Segment Analysis” for a detailed discussion by segment of the activity affecting Fee-earning AUM for each of the periods presented by segment.
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
We include in our calculation of AUM and Fee-earning AUM the Legacy Energy Funds that we jointly advise with Riverstone and the NGP Energy Funds that are advised by NGP. Our calculation of AUM also includes third-party capital raised for the investment in Fortitude through a Carlyle-affiliated investment fund and from a strategic investor which directly invests in Fortitude alongside the fund. The AUM and Fee-earning AUM related to the strategic advisory services agreement with Fortitude is inclusive of the net asset value of investments in Carlyle products. These amounts are also reflected in the AUM and Fee-earning AUM of the strategy in which they are invested.
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

The table below provides the period to period rollforward of Total AUM.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Consolidated Results
Total AUM Rollforward
Balance, Beginning of Period	$300,957	$245,769	$224,442
Inflows(1)	94,824	51,261	26,902
Outflows (including realizations)(2)	(35,665)	(47,483)	(21,477)
Market Activity & Other(3)	18,109	57,125	10,380
Foreign Exchange(4)	(5,534)	(5,715)	5,522
Balance, End of Period	$372,691	$300,957	$245,769

(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing. Inflows for the year ended December 31, 2022 include $2 billion of AUM acquired as part of the August 2022 Abingworth transaction, AUM of $48 billion associated with the strategic advisory services agreement with Fortitude which was effective April 1, 2022, and AUM of $15 billion acquired in the March 2022 CBAM transaction.
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, and separately managed accounts, gross redemptions in our open-end funds, runoff of CLO collateral balances and the expiration of available capital. Outflows for the year ended December 31, 2021 also reflect the sale of Metropolitan on April 1, 2021, which had $2.4 billion of Total AUM as of March 31, 2021.
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

Please refer to “—Segment Analysis” for a detailed discussion by segment of the activity affecting Total AUM for each of the periods presented.
Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, and (d) our Interval Fund. As of December 31, 2022, our Total AUM and Fee-earning AUM included $61.0 billion and $58.2 billion, respectively, of Perpetual Capital.
Portfolio Appreciation (Depreciation). The overall portfolio appreciation of 11% in 2022 is comprised of 6% appreciation for carry funds within our Global Private Equity segment focusing on corporate private equity, 16% for funds focusing on real estate and 48% for fund focusing on infrastructure and natural resources, 3% appreciation for carry funds in the Global Credit segment and 6% appreciation for carry funds in the Global Investment Solutions segment. Excluding the impact of foreign exchange, carry funds in our Global Investment Solutions segment appreciated 4% in 2022. Our publicly traded investments, which comprise 6% of the total fair value in our carry fund portfolio, depreciated (24)% during the year.
While there is no perfectly comparable market index benchmark for the overall portfolio or any of its segments or strategies, we would note that S&P 500 and MSCI ACWI depreciation for the year were (19)% and (20)%, respectively, while the FTSE NAREIT Composite depreciation was (28)%, the S&P Oil and Gas Exploration & Production Index appreciation was 50%, and S&P Leveraged Loan Index depreciation was (5)%.

Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our consolidated financial statements. As of December 31, 2022, our Consolidated Funds represent approximately 2% of our AUM; 1% of our management fees; and 1% of our investment income or loss for the year ended December 31, 2022.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise. As of December 31, 2022, our consolidated CLOs held approximately $6.2 billion of total assets and comprised the majority of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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
For further information on our consolidation policy and the consolidation of certain funds, see Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K.

Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2022, 2021 and 2020. Our consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment gains (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions, except share and per share data)
Revenues
Fund management fees	$2,030.1	$1,667.5	$1,486.0
Incentive fees	63.7	48.8	37.0
Investment income (loss)
Performance allocations	1,327.5	6,084.6	1,635.9
Principal investment income (loss)	570.5	637.3	(540.7)
Total investment income	1,898.0	6,721.9	1,095.2
Interest and other income	135.9	90.7	89.6
Interest and other income of Consolidated Funds	311.0	253.2	226.8
Total revenues	4,438.7	8,782.1	2,934.6
Expenses
Compensation and benefits
Cash-based compensation	1,052.0	908.0	849.6
Equity-based compensation	154.0	163.1	105.0
Performance allocations and incentive fee related compensation	719.9	2,961	779.1
Total compensation and benefits	1,925.9	4,032.1	1,733.7
General, administrative, and other expenses	575.8	431.7	349.3
Interest	110.4	113.3	94.0
Interest and other expenses of Consolidated Funds	211.6	178.5	163.5
Other non-operating (income) expenses	1.0	1.5	(7.2)
Total expenses	2,824.7	4,757.1	2,333.3
Other income (loss)
Net investment gains (losses) of Consolidated Funds	(41.5)	2.5	(21.3)
Income before provision for income taxes	1,572.5	4,027.5	580.0
Provision for income taxes	287.8	982.3	197.2
Net income	1,284.7	3,045.2	382.8
Net income attributable to non-controlling interests in consolidated entities	59.7	70.5	34.6
Net income attributable to The Carlyle Group Inc. Common Stockholders	$1,225.0	$2,974.7	$348.2
Net income attributable to The Carlyle Group Inc. per common share
Basic	$3.39	$8.37	$0.99
Diluted	$3.35	$8.20	$0.97
Weighted-average common shares
Basic	361,278,064	355,241,653	350,464,315
Diluted	365,707,722	362,574,564	358,393,802

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 and Year Ended December 31, 2021 Compared to Year Ended December 31, 2020.
Revenues
Total revenues decreased $4.3 billion, or 49%, for the year ended December 31, 2022 as compared to 2021 and increased $5.8 billion, or 199%, for the year ended December 31, 2021 as compared to 2020. The following table provides the components of the changes in total revenues for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Total Revenues, prior year	$8,782.1	$2,934.6
Increases (Decreases):
Increase in fund management fees	362.6	181.5
Increase in incentive fees	14.9	11.8
(Decrease) increase in investment income, including performance allocations	(4,823.9)	5,626.7
Increase in interest and other income of Consolidated Funds	57.8	26.4
Increase in interest and other income	45.2	1.1
Total (decrease) increase	(4,343.4)	5,847.5
Total Revenues, current year	$4,438.7	$8,782.1
Fund Management Fees. Fund management fees increased $362.6 million, or 22%, for the year ended December 31, 2022 as compared to 2021, and increased $181.5 million, or 12%, for the year ended December 31, 2021 as compared to 2020, primarily due to the following:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$312.4	$183.0
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from net investment activity in funds whose management fees are based on invested capital	(65.2)	(28.3)
Increase (decrease) in catch-up management fees from subsequent closes of funds that are in the fundraising period	9.1	(5.8)
Higher transaction and portfolio advisory fees	15.5	39.9
Higher management fees due to CBAM and Abingworth acquisitions and Fortitude strategic advisory services agreement	116.7	—
Lower fund management fees due to sale of MRE on April 1, 2021	(4.7)	(15.9)
All other changes(1)	(21.2)	8.6
Total increase in fund management fees	$362.6	$181.5
(1) The change in the year ended December 31, 2022 includes a $12.7 million loss related to the purchase of third party investor interests in a Global Investment Solutions product, which was recorded as a reduction to fund management fees.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $106.2 million, $90.7 million, and $50.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Investment Income. Investment income decreased $4.8 billion for the year ended December 31, 2022 as compared to 2021, and increased $5.6 billion for the year ended December 31, 2021 as compared to 2020. The components of investment income are included in the following table:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Performance allocations, excluding NGP	$1,327.5	$6,084.6	$1,635.9
Investment income from NGP:
Net investment income from NGP Management	58.1	59.2	58.6
Performance allocations from investment in the general partners of the NGP Carry Funds	560.7	3.8	—
Net investment income from principal investments in NGP Carry Funds	44.5	20.1	(12.0)
Investment income (loss) from our carry funds:
Global Private Equity	76.4	258.8	89.6
Global Credit	(14.6)	12.3	(1.9)
Global Investment Solutions	9.5	27.0	9.8
Investment (loss) income from our CLOs	(48.6)	22.9	(1.8)
Investment (loss) income from Carlyle FRL	(119.0)	161.0	(691.9)
Investment income from our other Global Credit products	(0.7)	17.6	9.1
Investment income (loss) on foreign currency hedges	1.1	(3.9)	2.3
All other investment income (loss) (1)	3.1	58.5	(2.5)
Total investment income	$1,898.0	$6,721.9	$1,095.2
(1) All other investment income in 2021includes investment income of $49.8 million associated with the remeasurement of a corporate investment, which was previously carried at cost, resulting from an observable price change pursuant to ASC 321, Investments–Equity Securities.
    Investment income during the years ended December 31, 2022, 2021 and 2020 primarily reflects carry fund appreciation of 11%, 41%, and 10%, respectively, which resulted in significantly higher performance allocations in 2021 relative to 2022 and 2020, as discussed below. Investment loss from our equity method investment in Carlyle FRL during the year ended December 31, 2022 includes an investment loss of $176.9 million which was recorded as a result of the dilution in our indirect ownership in Fortitude from 19.9% to 13.5% in connection with the initial drawdown of the Fortitude capital raise. The year ended December 31, 2020 also includes a loss in principal investment income (loss) of $620.7 million related to the contribution of our 19.9% interest in Fortitude to Carlyle FRL, at which time we began accounting for our investment under the equity method based on our net asset value in the fund. As of December 31, 2022, our investment in Carlyle FRL was $646.0 million, relative to our cost of $389.4 million. See Note 6 to the consolidated financial statements for more information regarding our equity method investment in Carlyle FRL and the Control Transaction.
Our investment in NGP entitles us to 55% of the management fee-related revenue of the NGP entities that serve as advisors to the NGP Energy Funds and is subject to impairment under the U.S. GAAP accounting for equity method investments. We evaluate our equity method investment in NGP for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, but no less than quarterly. For example, challenges with fundraising or lower future management fees could cause an impairment of our investment in NGP in the future. As of December 31, 2022, we continue to believe that our investment in NGP is not impaired.
We recorded a decrease in investment income from CLOs during the year ended December 31, 2022 relative to the comparable period in 2021. The fair value of the CLO investments held by the firm (before the effects of consolidation) decreased 24% in 2022, with our investments in subordinated notes depreciating 37% and our investments in the senior notes depreciating 13% during 2022.
Performance Allocations. Performance allocations decreased $4.8 billion for the year ended December 31, 2022 compared to 2021 and increased $4.4 billion for the year ended December 31, 2021 as compared to 2020. Performance allocations by segment for the years ended December 31, 2022, 2021 and 2020 comprised the following:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Global Private Equity	$1,098.3	$5,223.2	$1,440.5
Global Credit	24.0	156.6	21.5
Global Investment Solutions(1)	205.2	704.8	173.9
Total performance allocations	$1,327.5	$6,084.6	$1,635.9
Total carry fund appreciation	11%	41%	10%
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
Refer to “—Key Financial Measures” for a listing of the funds with performance allocations in excess of 10% of the total for the periods presented.
The year 2022 was characterized by high inflation, significant market volatility, rapidly tightening financial conditions, a surge in the U.S. dollar against most currencies, and weakening fundamentals across the globe. Estimates of S&P 500 constituents’ earnings growth for 2022 were steadily marked down throughout the year, and currently stand at 4.6% in 2022. The Dow Jones, S&P 500, and Nasdaq 100 fell 8.8%, 19.4%, and 33%, respectively, in 2022. Globally, the MSCI ACWI, EuroStoxx 600, and Shanghai Composite fell 19.8%, 12.9%, and 15.1%, respectively, over the same period. Our carry fund portfolio continued to reflect the impact of the broader macroeconomic environment in the fourth quarter but outperformed the global equity markets for the year. Within our Global Private Equity segment, our corporate private equity funds appreciated 1% in the fourth quarter and 6% for the year, and our real estate funds depreciated 1% during the fourth quarter and appreciated 16% for the year. Our infrastructure and natural resources funds appreciated 2% during the fourth quarter and appreciated 48% for the year. Global Credit carry funds, which represent approximately 11% of the total Global Credit remaining fair value, appreciated 2% in the fourth quarter and 3% for the year. Global Investment Solutions funds depreciated 3% in the fourth quarter but appreciated 6% for the year, however excluding the impact of foreign currency translation of the USD-denominated investments in our EUR-based funds, our Global Investment Solutions were flat in the fourth quarter, and experienced 4% appreciation for the year. The valuations of our primary and secondary funds of funds generally reflect investment fair values on a one-quarter lag.
Interest and Other Income. Interest and other income increased $45.2 million for the year ended December 31, 2022 as compared to 2021 and increased $1.1 million for the year ended December 31, 2021 as compared to 2020. The increase for the year ended December 31, 2022 was primarily due to an increase in the reimbursement of certain costs incurred on behalf of Carlyle funds, as well as interest income from investments in CLO senior notes, due in part to the CBAM acquisition, and interest income on corporate treasury investments. The increase for the year ended December 31, 2021 was primarily as a result of an increase in the reimbursement of certain costs incurred on behalf of Carlyle funds.
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
Interest and other income of consolidated funds increased $57.8 million for the year ended December 31, 2022 as compared to 2021, and increased $26.4 million for the year ended December 31, 2021 as compared to 2020. Substantially all of the variance in interest and other income of Consolidated Funds for both periods relates to interest income from CLOs.

Expenses

Total expenses decreased $1.9 billion for the year ended December 31, 2022 as compared to 2021, and increased $2.4 billion for the year ended December 31, 2021 as compared to 2020. The following table provides the components of the changes in total expenses for the year ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Total Expenses, prior year	$4,757.1	$2,333.3
Increases (Decreases):
(Decrease) increase in total compensation and benefits	(2,106.2)	2,298.4
Increase in general, administrative and other expenses	144.1	82.4
(Decrease) increase in interest	(2.9)	19.3
Increase in interest and other expenses of Consolidated Funds	33.1	15.0
(Decrease) increase in other non-operating expense	(0.5)	8.7
Total (decrease) increase	(1,932.4)	2,423.8
Total Expenses, current year	$2,824.7	$4,757.1

    Total Compensation and Benefits. Total compensation and benefits decreased $2.1 billion for the year ended December 31, 2022 as compared to 2021, and increased $2.3 billion for the year ended December 31, 2021 as compared to 2020, due to the following:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Increase in cash-based compensation and benefits	$144.0	$58.4
(Decrease) increase in equity-based compensation	(9.1)	58.1
(Decrease) increase in performance allocations and incentive fee related compensation	(2,241.1)	2,181.9
Total (decrease) increase in total compensation and benefits	$(2,106.2)	$2,298.4
Cash-based compensation and benefits. Cash-based compensation and benefits increased $144.0 million, or 16%, for the year ended December 31, 2022 as compared to 2021, and increased $58.4 million, or 7%, for the year ended December 31, 2021 as compared to 2020, primarily due to the following:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Increase in headcount and bonuses	$73.4	$81.0
(Decrease) increase in compensation expense associated with contingent earn-out payments(1)	70.6	(22.6)
Total increase in base compensation and benefits	$144.0	$58.4
(1) The Carlyle Aviation Partners acquisition included an earn-out of up to $150.0 million, under which we have paid $53.6 million through December 31, 2022. The Abingworth acquisition included an earn-out of up to $130.0 million. For additional information, refer to “—Liquidity and Capital Resources—Contingent Cash Payments For Business Acquisitions and Strategic Investments.”
Equity-based compensation. Equity-based compensation, net of forfeitures, decreased $9.1 million, or 6%, for the year ended December 31, 2022 as compared to 2021. The decrease in equity-based compensation from 2021 to 2022 was primarily driven by fewer performance-based restricted stock units expected to vest based on 2022 performance compared to 2021, partially offset by $10 million of expense related to the modification of certain restricted stock awards in connection with the departure of our former chief executive officer. On February 1, 2023, we granted a total of 9.9 million restricted stock units to our personnel, including certain senior Carlyle professionals and other key personnel. In addition, on February 15, 2023, we will grant performance- and time-based inducement equity awards in connection with the appointment of our new Chief Executive Officer. As a result of these grants, and combined with a higher share price than in prior periods, we expect that equity-based compensation expense will be higher in the coming years than it has been.
The increase in equity-based compensation from 2020 to 2021 was primarily due to the expanded use of equity-based compensation incentive programs as well as a forfeiture credit recorded in 2020 related to the retirement of one of our co-chief executive officers. During the year ended December 31, 2021, we granted 7.1 million long-term strategic restricted stock units to certain senior professionals, the majority of which are eligible to vest based on the achievement of annual performance targets over four years, with a larger proportion of the awards eligible to vest based on the 2024 performance year.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense decreased $2.2 billion for the year ended December 31, 2022 as compared to 2021 and increased $2.2 billion for the year ended December 31, 2021 as compared to 2020. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fee was 52%, 48%, and 47% for the years ended December 31, 2022, 2021 and 2020, respectively. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For our largest segment, Global Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Global Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest (see “—Key Financial Measures—Revenues—Investment Income” for more information regarding the terms of our acquisition).
General, Administrative and Other Expenses. General, administrative and other expenses increased $144.1 million for the year ended December 31, 2022 as compared to 2021, and increased $82.4 million for the year ended December 31, 2021 as compared to 2020, primarily due to:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Higher (lower) intangible asset amortization(1)	$93.7	$(4.4)
Higher depreciation and amortization	1.7	4.3
Higher (lower) professional fees	48.3	(5.4)
Higher (lower) travel and conference costs	29.2	(2.9)
Higher external fundraising costs	7.8	2.0
Higher (lower) IT and other office expenses	18.8	(1.1)
Higher rent expense	0.7	7.7
Foreign exchange adjustments(2)	(38.7)	21.9
Right-of-use asset impairment (3)	(26.8)	26.8
CCC litigation cost recovery in 2020(4)	—	29.9
Other changes(5)	9.4	3.6
Total increase in general, administrative and other expenses	$144.1	$82.4
(1)    Intangible asset amortization increase for the year ended December 31, 2022 as compared to 2021 was primarily related to the CBAM and Abingworth acquisitions. See Note 4 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for more information.
(2)    Foreign exchange adjustments are primarily driven by the revaluation on our European CLO investments. Foreign exchange adjustments for the year ended December 31, 2021 also include a loss of $14.7 million from the sale of our local Brazilian management entity related to amounts previously recorded in accumulated other comprehensive income.
(3)     In connection with the April 1, 2021 sale of MRE, we entered into a sublease of certain office space in New York which resulted in a $26.8 million right-of-use asset impairment charge.
(4)    General, administrative and other expenses in 2020 included the positive impact of a $29.9 million recovery of litigation costs. See Note 8 to the consolidated financial statements in Part II, Item 8 to the 2021 Annual Report on Form 10-K.
(5) The year ended December 31, 2022 includes $7.5 million in advances to a portfolio company which have been fully reserved as an expense until recovered.
Interest. Interest decreased $2.9 million for the year ended December 31, 2022 as compared to 2021 primarily due to lower interest accruals on the 3.875% Senior Notes, which were redeemed in November 2021, and interest expense of $10.1 million recorded in 2021 upon their early extinguishment. These impacts were partially offset by higher interest on CLO term loans, mainly related to CBAM, and higher interest accruals on the Subordinated Notes issued in May 2021. Interest increased $19.3 million for the year ended December 31, 2021 as compared to 2020 primarily due to interest accrued on the Subordinated Notes, as well as $10.1 million of interest expense recorded upon the early extinguishment of the 3.875% Senior Notes in November 2021. These increases were partially offset by lower interest accruals on the 3.875% Senior Notes. See Note 8 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for more information.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $33.1 million for the year ended December 31, 2022 as compared to 2021, and increased $15.0 million for the year ended December 31, 2021 as compared to 2020, primarily due to higher interest expense on the consolidated CLOs.
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
Other Non-operating Expenses (Income). For the year ended December 31, 2021, this caption includes a loss on the sale of our local Brazilian management entity and related transaction costs of $4.7 million and a $5.0 million gain on the sale of our interest in MRE. For the year ended December 31, 2020, this caption includes the impact of the Conversion on our tax receivable agreement liability, which was reduced by $9.3 million. See Note 11 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2020 for information regarding the impact of the Conversion.

Net Investment Gains (Losses) of Consolidated Funds
    For the years ended December 31, 2022, 2021 and 2020 net investment (losses) gains of Consolidated Funds was $(41.5) million, $2.5 million, and $(21.3) million, respectively, comprised of the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains of consolidated funds for the respective periods are:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Realized (losses) gains	$(29.6)	$9.6	$(91.3)
Net change in unrealized (losses) gains	(378.5)	67.0	62.2
Total (losses) gains	(408.1)	76.6	(29.1)
Gains (losses) from liabilities of CLOs	366.6	(74.1)	7.8
Total net investment (losses) gains of Consolidated Funds	$(41.5)	$2.5	$(21.3)
Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes was $287.8 million, $982.3 million and $197.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, with effective tax rates of 18.3%, 24.4% and 34.0%, respectively. The effective tax rate for the years ended December 31, 2022, 2021 and 2020 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes, partially offset by non-controlling interests and the impact of a tax benefit resulting from the vesting of restricted stock units. The effective tax rate for the year ended December 31, 2022 also differs from the statutory rate due to the use of foreign tax credits, a lower estimated state effective tax rate due to the mix of income during the year, and a benefit due to a restructuring of ownership in our Global Investment Solutions business. The effective tax rate for the year ended December 31, 2020 also differs from the statutory rate due to the income tax expense resulting from the Conversion (see Note 11 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2020 for information regarding the impact of the Conversion). Excluding this impact from Conversion, our effective income tax rate would have been approximately 19% for the year ended December 31, 2020.
As of December 31, 2022 and 2021, the Company had federal, state, local and foreign taxes payable of $39.7 million and $93.3 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheet.

Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $59.7 million, $70.5 million, and $34.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related funds’ limited partners or CLO investors, as well as net earnings from our Insurance Solutions business allocated to certain third party investors. The net income (loss) of our Consolidated Funds, after eliminations, was $36.1 million, $2.7 million, and $8.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Net income attributable to non-controlling interests in consolidated entities also includes net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions.
Net Income (Loss) Attributable to The Carlyle Group Inc. Common Stockholders
The net income attributable to The Carlyle Group Inc. common stockholders was $1.2 billion, $3.0 billion, and $348.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the years ended December 31, 2022, 2021 and 2020. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition-and disposition-related items including amortization and any impairment charges of lease right-of-use assets or acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
The following table shows our total segment Distributable Earnings, or “DE,” and Fee Related Earnings, or “FRE,” for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Total Segment Revenues	$4,401.4	$4,950.1	$2,289.5
Total Segment Expenses	2,492.4	2,706.4	1,527.4
(=) Distributable Earnings	$1,909.0	$2,243.7	$762.1
(-) Realized Net Performance Revenues	998.5	1,529.6	246.3
(-) Realized Principal Investment Income	150.6	209.5	73.0
(+) Net Interest	74.5	93.5	76.9
(=) Fee Related Earnings	$834.4	$598.1	$519.7

The following table sets forth our total segment revenues for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,996.9	$1,654.6	$1,523.3
Portfolio advisory and transaction fees, net and other	111.1	97.0	56.9
Fee related performance revenues	129.3	43.2	35.9
Total fund level fee revenues	2,237.3	1,794.8	1,616.1
Realized performance revenues	1,980.7	2,938.6	586.1
Realized principal investment income	150.6	209.5	73.0
Interest income	32.8	7.2	14.3
Total Segment Revenues	$4,401.4	$4,950.1	$2,289.5

The following table sets forth our total segment expenses for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$994.2	$891.5	$821.5
Realized performance revenues related compensation	982.2	1,409.0	339.8
Total compensation and benefits	1,976.4	2,300.5	1,161.3
General, administrative, and other indirect expenses	369.8	267.6	241.4
Depreciation and amortization expense	38.9	37.6	33.5
Interest expense	107.3	100.7	91.2
Total Segment Expenses	$2,492.4	$2,706.4	$1,527.4

    Income before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Income before provision for income taxes	$1,572.5	$4,027.5	$580.0
Adjustments:
Net unrealized performance revenues	(183.7)	(1,606.2)	(598.7)
Unrealized principal investment (income) loss(1)	38.3	(351.8)	556.2
Principal investment loss from dilution of indirect investment in Fortitude	176.9	—	—
Adjusted unrealized principal investment (income) loss from direct investment in Fortitude(2)	—	—	104.4
Equity-based compensation(3)	161.9	172.9	116.6
Acquisition related charges, including amortization of intangibles and impairment	187.4	37.7	38.1
Tax expense associated with certain foreign performance revenues	3.0	(17.1)	(7.9)
Net income attributable to non-controlling interests in consolidated entities	(59.7)	(70.5)	(34.6)
Right-of-use asset impairment	—	26.8	—
Debt extinguishment costs	—	10.2	—
Other adjustments, including severance and Conversion costs in 2020	12.4	14.2	8.0
Distributable Earnings	1,909.0	2,243.7	762.1
Realized net performance revenues, net of related compensation(4)	998.5	1,529.6	246.3
Realized principal investment income(4)	150.6	209.5	73.0
Net interest	74.5	93.5	76.9
Fee Related Earnings	$834.4	$598.1	$519.7

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
(3)    Equity-based compensation for the years ended December 31, 2022, 2021 and 2020 includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.

(4)     See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2022
	Carlyle Consolidated	Adjustments(5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,327.5	$653.2	$1,980.7
Performance revenues related compensation expense	719.9	262.3	982.2
Net performance revenues	$607.6	$390.9	$998.5
Principal investment income (loss)	$570.5	$(419.9)	$150.6

	Year Ended December 31, 2021
	Carlyle Consolidated	Adjustments(5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$6,084.6	$(3,146.0)	$2,938.6
Performance revenues related compensation expense	2,961.0	(1,552.0)	1,409.0
Net performance revenues	$3,123.6	$(1,594.0)	$1,529.6
Principal investment income (loss)	$637.3	$(427.8)	$209.5

	Year Ended December 31, 2020
	Carlyle Consolidated	Adjustments(5)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,635.9	$(1,049.8)	$586.1
Performance revenues related compensation expense	779.1	(439.3)	339.8
Net performance revenues	$856.8	$(610.5)	$246.3
Principal investment income (loss)	$(540.7)	$613.7	$73.0

(5)    Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from the Non-GAAP results, (ii) amounts earned from the Consolidated Funds, which are eliminated in the U.S. GAAP consolidation but are included in the Non-GAAP results, (iii) amounts attributable to non-controlling interests in consolidated entities, which are excluded from the Non-GAAP results, (iv) the reclassification of NGP performance revenues, which are included in principal investment income in the U.S. GAAP financial statements, (v) the reclassification of fee related performance revenues, which are included in fund level fee revenues in the Non-GAAP results, and (vi) the reclassification of tax expenses associated with certain foreign performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investment in NGP Management and its affiliates to the appropriate operating captions for the Non-GAAP results, and the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the Non-GAAP results, and the exclusion of the principal investment loss from the dilution of the indirect investment in Fortitude (see Note 6 to the consolidated financial statements).
Distributable Earnings for our reportable segments is as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Global Private Equity	$1,505.6	$2,021.9	$604.5
Global Credit	315.5	119.7	116.2
Global Investment Solutions	87.9	102.1	41.4
Total	$1,909.0	$2,243.7	$762.1

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

Global Private Equity
For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions. The following table presents our results of operations for our Global Private Equity(1) segment:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,300.9	$1,111.8	$1,042.0
Portfolio advisory and transaction fees, net and other	29.5	34.3	22.8
Fee related performance revenues	69.4	—	—
Total fund level fee revenues	1,399.8	1,146.1	1,064.8
Realized performance revenues	1,656.6	2,757.8	404.5
Realized principal investment income	108.7	167.8	52.0
Interest income	14.9	1.4	3.3
Total revenues	3,180.0	4,073.1	1,524.6
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	598.3	546.2	501.9
Realized performance revenues related compensation	751.5	1,243.6	183.0
Total compensation and benefits	1,349.8	1,789.8	684.9
General, administrative, and other indirect expenses	235.3	172.5	157.9
Depreciation and amortization expense	25.6	25.1	22.0
Interest expense	63.7	63.8	55.3
Total expenses	1,674.4	2,051.2	920.1
(=) Distributable Earnings	$1,505.6	$2,021.9	$604.5
(-) Realized Net Performance Revenues	905.1	1,514.2	221.5
(-) Realized Principal Investment Income	108.7	167.8	52.0
(+) Net Interest	48.8	62.4	52.0
(=) Fee Related Earnings	$540.6	$402.3	$383.0
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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 and Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Distributable Earnings
    Distributable earnings decreased $516.3 million for the year ended December 31, 2022 as compared to 2021, and increased $1.4 billion for the year ended December 31, 2021 as compared to 2020. The following table provides the components of the changes in distributable earnings for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Distributable earnings, prior year	$2,021.9	$604.5
Increases (decreases):
Increase in fee related earnings	138.3	19.3
(Decrease) increase in realized net performance revenues	(609.1)	1,292.7
(Decrease) increase in realized principal investment income	(59.1)	115.8
Decrease (increase) in net interest	13.6	(10.4)
Total (decrease) increase	(516.3)	1,417.4
Distributable earnings, current year	$1,505.6	$2,021.9

    Realized Net Performance Revenues. Realized net performance revenues decreased $609.1 million for the year ended December 31, 2022 as compared to 2021, primarily driven by lower realization activity in our U.S. buyout and U.S. real estate funds, partially offset by higher realizations in our Europe buyout. During the year ended December 31, 2022, we realized performance revenues for the first time on our fourth Europe buyout and fourth Europe Technology funds.

Realized net performance revenues increased $1.3 billion for the year ended December 31, 2021 as compared to 2020, primarily driven by realization activity in our U.S., Europe and Asia buyout funds, as well as our U.S. real estate funds. During the year ended December 31, 2021 we realized performance revenues for the first time on our eighth U.S. real estate fund, our fourth Asia buyout fund, and our third Japan buyout fund.
    Realized net performance revenues were primarily generated by the following funds for the years ended December 31, 2022, 2021 and 2020, respectively:

Year Ended December 31,
2022	2021	2020
CP V	CP V	CP IV
CP VI	CP VI	CP V
CEOF II	CEP III	CP VI
CGFSP II	CAP III	CETP III
CEP IV	CAP IV	CGFSP I
CAP IV	CETP III	CGFSP II
CJP III	CRP V	CRP III
CETP IV	CRP VII	CRP VII
CRP VIII	CRP VIII	CERF
	CJP III	CEREP III
	CGFSP II	CCI

    Realized Principal Investment Income. Realized principal investment income decreased $59.1 million for the year ended December 31, 2022 as compared to 2021 and increased $115.8 million for the year ended December 31, 2021 as compared to 2020. The decrease in realized principal investment income for the year ended December 31, 2022 as compared to 2021 was primarily driven by decreases in realized principal investment income from our U.S. buyout, U.S. real estate and U.S. growth funds, partially offset by an increase in realized principal investment income from our NGP Energy funds.

The increase in realized principal investment income for the year ended December 31, 2021 as compared to 2020 was primarily driven by increases in realized principal investment income from our U.S. buyout and U.S. real estate funds, as well as our Europe buyout and U.S. growth funds.

Fee Related Earnings
    Fee related earnings increased $138.3 million for the year ended December 31, 2022 as compared to 2021, and increased $19.3 million for the year ended December 31, 2021 as compared to 2020. The following table provides the components of the change in fee related earnings for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Fee related earnings, prior year	$402.3	$383.0
Increases (decreases):
Increase in fee revenues	253.7	81.3
Increase in cash-based compensation	(52.1)	(44.3)
Increase in general, administrative and other indirect expenses	(62.8)	(14.6)
All other changes	(0.5)	(3.1)
Total increase	138.3	19.3
Fee related earnings, current year	$540.6	$402.3
    Fee Revenues. Total fee revenues increased $253.7 million for the year ended December 31, 2022 as compared to 2021 and increased $81.3 million for the year ended December 31, 2021 as compared to 2020, due to the following:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Higher fund management fees	$189.1	$69.8
(Lower) higher portfolio advisory and transaction fees, net and other	(4.8)	11.5
Higher fee related performance revenues	69.4	—
Total increase in fee revenues	$253.7	$81.3
    The increase in fund management fees for the year ended December 31, 2022 as compared to 2021 was primarily due to the activation of management fees on CETP V in the current year and CP VIII and CRP IX in the fourth quarter of the prior year, as well as management fees from Abingworth which was acquired in August 2022 and $9.1 million of catch-up management fees, primarily related to CP VIII. These increases were partially offset by the basis step-down in CP VII and CRP VIII and lower management fees on CP VI, on which management fees are based on invested capital.
    The increase in fund management fees for the year ended December 31, 2021 as compared to 2020 was primarily due to activation of management fees on CP VIII, CRP IX, CAP Growth II and CP Growth during the current year, as well as higher management fees from CJP IV, CPI, and CRSEF, which included $3.2 million in catch-up management fees. These increases were partially offset by basis step-downs in CJP III and CEOF II, as well as lower management fees on CP VI and CEP IV, on which management fees are based on invested capital and which have had realizations over the last twelve months. CIEP II also had a decrease in management fees, driven by catch-up management fees of $6.6 million in 2020.
The increase in fee related performance revenues for the year ended December 31, 2022 as compared to 2021 was driven by CPI, which began to realize recurring fee related performance revenue during the first quarter of 2022.
    The weighted average management fee rate increased to 1.39% at December 31, 2022 from 1.26% at December 31, 2021, reflecting new funds raised with higher fee rates. Fee-earning AUM increased $3.5 billion to $107.8 billion as of December 31, 2022 from $104.3 billion as of December 31, 2021.

    The weighted average management fee rate slightly increased to 1.26% at December 31, 2021 from 1.25% at December 31, 2020. Fee-earning AUM increased $12.7 billion to $104.3 billion as of December 31, 2021 from $91.6 billion as of December 31, 2020.

    Portfolio advisory and transaction fees decreased for the year ended December 31, 2022 as compared to 2021, and increased for the year ended December 31, 2021 as compared to 2020. The recognition of portfolio advisory and transaction fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace.

    Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $52.1 million, or 10%, for the year ended December 31, 2022 as compared to 2021, primarily due to increased headcount, as well as an increase in compensation associated with fee related performance revenues (approximately 45% of fee related performance revenues are paid as cash-based compensation) of $33.1 million for the year ended December 31, 2022. Cash-based compensation and benefits expense increased $44.3 million for the year ended December 31, 2021 as compared to 2020, primarily due to higher year-end bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $62.8 million for the year ended December 31, 2022 as compared to 2021, primarily due to increased professional fees, travel and conference expenses, IT expenses and external costs associated with fundraising activities. General, administrative and other indirect expenses for the year ended December 31, 2022 also include $7.5 million in advances to a portfolio company which have been fully reserved as an expense until recovered.
General, administrative and other indirect expenses decreased $5.7 million, excluding the impact of litigation cost recoveries in 2020, for the year ended December 31, 2021 as compared to 2020, primarily due to lower professional fees.

Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2022
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2022	2021	2020
	(Dollars in millions)
Global Private Equity
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$55,227	$50,523	$55,937
Fee-earning AUM based on invested capital	42,028	46,701	30,129
Fee-earning AUM based on net asset value	6,188	4,584	3,208
Fee-earning AUM based on lower of cost or fair value and other	4,358	2,444	2,297
Total Fee-earning AUM	$107,801	$104,252	$91,571
Weighted Average Management Fee Rates(2)
All Funds	1.39%	1.26%	1.25%
Funds in Investment Period	1.41%	1.34%	1.37%

(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Global Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$104,252	$91,571	$94,811
Inflows(1)	12,983	24,588	5,400
Outflows (including realizations)(2)	(8,306)	(10,925)	(9,514)
Market Activity & Other(3)	61	289	(306)
Foreign Exchange(4)	(1,189)	(1,271)	1,180
Balance, End of Period	$107,801	$104,252	$91,571

(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, and the fee-earning commitments invested in vehicles for which management fees are based on invested capital. Inflows for the year ended December 31, 2022 include $2 billion of Fee-earning AUM associated with the Abingworth transaction in August 2022. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.
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
Fee-earning AUM was $107.8 billion at December 31, 2022, an increase of $3.5 billion, or 3%, compared to $104.3 billion at December 31, 2021. This was driven by inflows of $13.0 billion primarily related to new fee-paying commitments raised in CETP V and CP VIII, new capital deployment in CPI, and $2 billion acquired as part of the Abingworth transaction in August 2022. Partially offsetting the increase were realizations of $8.3 billion in funds that charge fees based on invested capital and $1.2 billion in negative foreign exchange activity primarily from the translation of our EUR-denominated funds’ AUM to USD. Investment and distribution activity by funds still in the investment period does not impact Fee-earning AUM as these funds are based on commitments.
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

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2022
The table below provides the period to period rollforward of Total AUM.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$162,117	$131,780	$129,784
Inflows(1)	12,391	27,199	3,550
Outflows (including realizations)(2)	(22,086)	(27,819)	(9,589)
Market Activity & Other(3)	12,554	32,730	6,412
Foreign Exchange(4)	(1,878)	(1,773)	1,623
Balance, End of Period	$163,098	$162,117	$131,780
(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing. Inflows for the year ended December 31, 2022 include $2 billion of AUM associated with the August 2022 Abingworth transaction.
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
Total AUM was $163.1 billion at December 31, 2022, an increase of $1.0 billion, or 1%, compared to $162.1 billion at December 31, 2021. Driving the increase were $12.6 billion of portfolio appreciation and $12.4 billion of inflows, largely attributable to additional capital raised in CETP V and CP VIII, as well as $2 billion of AUM acquired as part of the Abingworth transaction in August 2022. Overall portfolio appreciation was driven by appreciation of $2.9 billion in NGP XI, $1.8 billion in NGP XII, and $1.1 billion in CRP VIII, partially offset by depreciation of $2.4 billion in CP VI. The increase was largely offset by outflows of $22.1 billion primarily from distributions of investment proceeds in our U.S. Buyout, NGP Energy, Europe Buyout, Asia Buyout, and U.S. Real Estate funds, as well as $1.9 billion of negative foreign exchange activity primarily from the translation of our EUR-denominated funds’ AUM to USD.
Total AUM was $162.1 billion at December 31, 2021, an increase of $30.3 billion, or 23%, compared to $131.8 billion at December 31, 2020. This increase was driven by $27.2 billion of inflows primarily due to fundraising in CP VIII, CRP IX, CPI, and CP Growth, as well as portfolio appreciation of $32.7 billion. The carry funds driving appreciation for the period included $7.3 billion attributable to CP VI, $3.7 billion attributable to CP VII, $1.9 billion attributable to CEP IV, and $1.7 billion attributable to CRP VIII. The increase was partially offset by $27.8 billion of outflows primarily from distributions and the expiration of dry powder in our U.S. Buyout, U.S. Real Estate, and Europe Buyout funds, and $(1.8) billion in foreign exchange activity primarily from the translation of our Europe Buyout, Growth, and Real Estate AUM from EUR to USD.
Total AUM was $131.8 billion at December 31, 2020, an increase of $2.0 billion, or 2%, compared to $129.8 billion at December 31, 2019. This increase was driven by $3.6 billion of inflows primarily due to fundraising in CPI, CIEP II, and CJP IV. Also contributing to this increase was portfolio appreciation of $6.4 billion. The carry funds driving appreciation for the period included $6.1 billion attributable to CP VI, $1.3 billion attributable to CAP IV, and $0.8 billion attributable to CP VII, offset by $(1.0) billion attributable to NGP XI and $(0.5) billion attributable to CIEP I. The increase of $1.6 billion in foreign exchange activity was primarily from the translation of our Europe Buyout, Growth, and Real Estate AUM from EUR to USD. Partially offsetting the increase were $9.6 billion of outflows driven primarily by distributions in our U.S. Buyout, Asia Buyout and U.S. Real Estate funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2022, which we refer to as our “significant funds,”

is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See Part I. Item 1A. “Risk Factors—Risks Related to Our Business Operations—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”
The following tables reflect the performance of our significant funds in our Global Private Equity business. See Part I. Item 1. “Business—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS (5)
				As of December 31, 2022						As of December 31, 2022
Fund (Fee Initiation Date/Stepdown Date) (19)	Committed Capital (20)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Giveback) (8)	Total Fair Value (9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,197	$6,884	48%	$1	$7,256	1.1x	NM	NM	$—	n/a	n/a	n/a
CP VII (May 2018 / Oct 2021)	$18,510	$17,507	95%	$1,444	$21,834	1.3x	14%	8%	$381	$1,563	1.2x	12%
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$23,164	$7,384	2.3x	20%	15%	$498	$26,926	2.6x	23%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$27,893	$1,027	2.2x	18%	14%	$97	$28,002	2.3x	20%
CEP V (Oct 2018 / Sep 2024)	€6,416	€4,987	78%	€1,323	€5,521	1.4x	24%	13%	$142	n/a	n/a	n/a
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,797	103%	€5,447	€1,965	2.0x	18%	12%	$178	€5,680	2.3x	23%
CEP III (Jul 2007 / Dec 2012)	€5,295	€5,177	98%	€11,715	€72	2.3x	19%	14%	$8	€11,647	2.3x	19%
CAP V (Jun 2018 / Jun 2024)	$6,554	$5,654	86%	$1,423	$5,991	1.3x	25%	12%	$113	$904	1.8x	143%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,044	104%	$6,161	$2,047	2.0x	18%	13%	$214	$6,953	2.7x	26%
CAP III (Jun 2008 / Jul 2013)	$2,552	$2,543	100%	$5,123	$16	2.0x	17%	12%	$2	$5,138	2.0x	17%
CJP IV (Oct 2020 / Oct 2026)	¥258,000	¥165,478	64%	¥—	¥214,638	1.3x	68%	30%	$24	n/a	n/a	n/a
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥189,426	¥49,548	2.6x	24%	17%	$29	¥182,269	3.9x	33%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$926	92%	$375	$1,715	2.3x	40%	30%	$105	$815	6.5x	58%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,959	$500	2.6x	27%	20%	$41	$1,956	2.4x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,149	$333	29%	$—	$348	1.0x	NM	NM	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,361	98%	$2,271	$2,284	1.9x	20%	15%	$153	$2,401	3.8x	54%
CEOF I (Sep 2011 / Nov 2015)	$1,119	$1,175	105%	$1,656	$187	1.6x	12%	8%	$43	$1,604	1.6x	15%
CETP V (Mar 2022 / Jun 2028)	€3,114	€211	7%	€—	€208	1.0x	n/a	n/a	$—	n/a	n/a	n/a
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,173	87%	€788	€1,804	2.2x	56%	41%	$96	€788	9.3x	122%
CETP III (Jul 2014 / Jul 2019)	€657	€602	92%	€1,239	€586	3.0x	42%	29%	$44	€1,181	4.4x	51%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$5	$1,046	1.1x	NM	NM	$—	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,050	85%	$1,383	$2,951	1.4x	7%	5%	$66	$1,675	2.1x	17%
CAGP IV (Aug 2008 / Dec 2014)	$1,041	$954	92%	$1,123	$90	1.3x	6%	1%	$—	$1,122	1.3x	7%
CSABF (Dec 2009 / Dec 2016)	$776	$736	95%	$490	$378	1.2x	3%	Neg	$—	$650	1.3x	8%
All Other Active Funds & Vehicles (10)		$22,593	n/a	$22,850	$14,847	1.7x	22%	15%	$77	$23,237	2.2x	33%
Fully Realized Funds & Vehicles (11)		$24,210	n/a	$60,525	$—	2.5x	28%	20%	$3	$60,525	2.5x	28%
TOTAL CORPORATE PRIVATE EQUITY (13)			n/a	$181,259	$82,792	1.9x	26%	18%	$2,314	$185,528	2.4x	27%
Real Estate
CRP IX ( Oct 2021 / Oct 2026 )	$7,987	$1,688	21%	$—	$1,706	1.0x	NM	NM	$—	n/a	n/a	n/a
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$4,999	91%	$3,944	$4,610	1.7x	48%	30%	$182	$4,032	2.1x	55%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,806	91%	$4,900	$1,539	1.7x	18%	12%	$71	$4,873	1.8x	22%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,160	92%	$3,785	$142	1.8x	27%	18%	$5	$3,708	1.9x	29%
CPI (May 2016 / n/a)	$7,991	$6,748	21%	$1,981	$7,334	1.4x	20%	17%	n/a*	$1,186	1.8x	9%
All Other Active Funds & Vehicle (14)		$8,717	n/a	$10,910	$2,831	1.6x	10%	7%	$18	$10,559	1.6x	11%
Fully Realized Funds & Vehicles (15)		$6,886	n/a	$9,718	$5	1.4x	11%	6%	$—	$9,723	1.4x	11%
TOTAL REAL ESTATE (13)			n/a	$35,238	$18,168	1.5x	13%	9%	$276	$34,080	1.7x	13%
Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,008	44%	$544	$997	1.5x	41%	19%	$32	$596	2.5x	NM
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,374	95%	$1,764	$2,785	1.9x	19%	11%	$174	$2,780	2.7x	26%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,537	101%	$809	$1,942	1.8x	17%	11%	$101	$365	4.1x	76%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$1,723	78%	$291	$1,985	1.3x	24%	10%	$36	$248	1.4x	15%
NGP XII (Jul 2017 / Jul 2022)	$4,304	$2,775	64%	$1,365	$3,952	1.9x	22%	16%	$191	$1,201	3.2x	39%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$4,979	93%	$4,102	$5,331	1.9x	15%	11%	$340	$5,923	2.2x	30%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,298	$428	1.1x	3%	Neg	$—	$3,142	1.2x	5%
All Other Active Funds & Vehicles (17)		$4,561	n/a	$2,458	$4,300	1.5x	15%	13%	$26	$3,057	2.4x	27%
Fully Realized Funds & Vehicles (18)		$1,190	n/a	$1,435	$1	1.2x	3%	1%	$—	$1,436	1.2x	3%
TOTAL NATURAL RESOURCES			n/a	$16,066	$21,719	1.6x	13%	9%	$899	$18,747	1.9x	15%

Legacy Energy Funds (16)		$16,741	n/a	$23,983	$72	1.4x	12%	6%	$—	$23,589	1.5x	14%

*Net accrued fee related performance revenues for CPI of $53 million are excluded from net accrued performance revenues. These amounts will be reflected as fee related performance revenues when realized, and included in fund level fee revenues in our segment results.
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
(10)    Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: CVP II, MENA, CCI, CSSAF I, CPF I, CAP Growth I, CAP Growth II, CBPF II, CEP II, ABV 8 and ACCD 2.
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
(14)    Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: CCR, CER I, CER II, CEREP III and CRP V.

(15)    Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CRP I, CRP II, CRP III, CRP IV, CRCP I, CAREP I, CAREP II, CEREP I, and CEREP II.
(16)    Aggregate includes the following Legacy Energy funds and related co-investments: Energy I, Energy II, Energy III, Energy IV, Renew I, and Renew II.
(17)    Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: NGP GAP, NGP RP I, NGP RP II, NGP ETP IV, CPOCP, CRSEF and CRSEF II.
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
(20)    All amounts shown represent total capital commitments as of December 31, 2022. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$473.1	$314.4	$288.3
Portfolio advisory and transaction fees, net and other	81.6	62.2	34.0
Fee related performance revenues	59.9	43.2	35.9
Total fund level fee revenues	614.6	419.8	358.2
Realized performance revenues	131.5	(6.0)	26.5
Realized principal investment income	38.1	31.9	18.7
Interest income	15.3	5.6	10.4
Total revenues	799.5	451.3	413.8
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	284.2	237.1	206.1
Realized performance revenues related compensation	61.3	(2.7)	12.2
Total compensation and benefits	345.5	234.4	218.3
General, administrative, and other indirect expenses	97.7	63.1	45.7
Depreciation and amortization expense	8.2	8.0	7.0
Interest expense	32.6	26.1	26.6
Total expenses	484.0	331.6	297.6
(=) Distributable Earnings	$315.5	$119.7	$116.2
(-) Realized Net Performance Revenues	70.2	(3.3)	14.3
(-) Realized Principal Investment Income	38.1	31.9	18.7
(+) Net Interest	17.3	20.5	16.2
(=) Fee Related Earnings	$224.5	$111.6	$99.4

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 and Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Distributable Earnings
Distributable earnings increased $195.8 million for the year ended December 31, 2022 as compared to 2021, and increased $3.5 million for the year ended December 31, 2021 as compared to 2020. The following table provides the components of the changes in distributable earnings for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Distributable earnings, prior year	$119.7	$116.2
Increases (decreases):
Increase in fee related earnings	112.9	12.2
Increase (decrease) in realized net performance revenues	73.5	(17.6)
Increase in realized principal investment income	6.2	13.2
Decrease (increase) in net interest	3.2	(4.3)
Total increase	195.8	3.5
Distributable earnings, current year	$315.5	$119.7
Realized Net Performance Revenues. Realized net performance revenues increased $73.5 million for the year ended December 31, 2022 as compared to 2021, primarily due to realized net performance revenues generated by CCOF I and our structured credit fund, partially offset by the realization of a $5.9 million net giveback obligation for CSP III in 2022.

Realized net performance revenues decreased $17.6 million for the year ended December 31, 2021 as compared to 2020 primarily due to realization of a $6.5 million net giveback obligation for CSP III in 2021 and realized net performance revenues generated from Carlyle Aviation Partners for the year ended December 31, 2020.

Realized Principal Investment Income. Realized principal investment income increased $6.2 million for the year ended December 31, 2022 as compared to 2021 and increased $13.2 million for the year ended December 31, 2021 as compared to 2020. The increase in realized principal investment income for the year ended December 31, 2022 as compared to 2021 was primarily driven by realized principal investment income from CCOF I and CCOF II in 2022, as well as the impact of realized losses on investments in CEMOF in the prior year. These impacts were partially offset by lower realized principal investment income from our U.S. CLOs and CSP IV in 2022. The increase in realized principal investment income for the year ended December 31, 2021 as compared to 2020 was primarily due to higher realized principal investment income from our U.S. CLOs and distressed credit carry funds.

Fee Related Earnings
    Fee related earnings increased $112.9 million for the year ended December 31, 2022 as compared to 2021, and increased $12.2 million for the year ended December 31, 2021 as compared to 2020. The following table provides the components of the change in fee related earnings for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Fee related earnings, prior year	$111.6	$99.4
Increases (Decreases):
Increase in fee revenues	194.8	61.6
Increase in cash-based compensation	(47.1)	(31.0)
Increase in general, administrative and other indirect expenses	(34.6)	(17.4)
All other changes	(0.2)	(1.0)
Total increase	112.9	12.2
Fee related earnings, current year	$224.5	$111.6

Fee Revenues. Total fee revenues increased $194.8 million for the year ended December 31, 2022 as compared to 2021 and increased $61.6 million for the year ended December 31, 2021 as compared to 2020, due to the following:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Higher fund management fees	$158.7	$26.1
Higher portfolio advisory and transaction fees, net and other	19.4	28.2
Higher fee related performance revenues	16.7	7.3
Total increase in fee revenues	$194.8	$61.6
The increase in fund management fees for the year ended December 31, 2022 as compared to 2021 was primarily driven by $107.0 million in fees earned under the Fortitude strategic advisory services agreement and on the CBAM portfolio, as well as investment activity at CCOF II, which charges fees based on invested capital, the issuance of U.S. CLOs over the last twelve months, and growth in our Interval Fund.
The increase in fund management fees for the year ended December 31, 2021 as compared to 2020 was primarily driven by increased management fees from CCOF I, which earns fees based on AUM, CCOF II, which activated management fees in October 2020, record CLO origination activity, and the activation of fees on newly-raised SMAs. These increases were partially offset by lower management fees from CSP IV due to the step-down of the fee rate and basis in January 2021.
The increases in fee related performance revenues for the years ended December 31, 2022 and 2021 relative to the prior periods were driven by higher fee related performance revenues from our Interval Fund.
The weighted average management fee rate on our carry funds decreased from 1.21% at December 31, 2021 to 1.05% at December 31, 2022. The rate decrease was primarily due to investment activity in funds on which management fees are based on invested capital and have a lower fee rate, including separately managed accounts. The weighted average management fee rate on our carry funds slightly decreased from 1.22% at December 31, 2020 to 1.21% at December 31, 2021.

    Portfolio advisory and transaction fees, net, and other fees for the year ended December 31, 2022 were primarily driven by transaction fees in our insurance and aviation strategies, as well as underwriting fees related to Carlyle Global Capital Markets. Portfolio advisory and transaction fees, net, and other fees for the year ended December 31, 2021 was primarily from increased underwriting fees related to Carlyle Global Capital Markets. As capital markets activity slows, we may experience a corresponding reduction in the capital markets fees we earn in connection with activities related to the underwriting, issuance and placement of debt and equity securities.

    Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $47.1 million for the year ended December 31, 2022 as compared to 2021, primarily due to increased headcount, as well as an increase in compensation associated with fee related performance revenues (approximately 45% of fee related performance revenues are paid as cash-based compensation) of $7.5 million for the year ended December 31, 2022.

Cash-based compensation and benefits expense increased $31.0 million for the years ended December 31, 2021 and 2020, primarily due to increased headcount and higher cash bonuses.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $34.6 million for the year ended December 31, 2022 as compared to 2021, primarily due to increases in professional fees, travel and other general expenses.
General, administrative and other indirect expenses increased $11.1 million for the year ended December 31, 2021 as compared to 2020, excluding the impact of litigation cost recoveries in 2020, primarily due to increases in professional fees, rent and other general expenses. General, administrative and other indirect expenses for the year ended December 31, 2020 also reflects expense recoveries from Carlyle FRL.
Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2022
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2022	2021	2020
	(Dollars in millions)
Global Credit
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$6,240	$2,758	$3,921
Fee-earning AUM based on invested capital	13,446	9,632	5,607
Fee-earning AUM based on collateral balances, at par	46,173	30,779	26,480
Fee-earning AUM based on net asset value	2,008	1,409	1,578
Fee-earning AUM based on fair value and other(2)	53,362	7,140	4,547
Total Fee-earning AUM	$121,229	$51,718	$42,133
Weighted Average Management Fee Rates(3)
Global Credit Carry Funds	1.05%	1.21%	1.22%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement and funds with fees based on gross asset value.
(3)Represents the aggregate effective management fee rate for carry funds only, weighted by each carry fund’s Fee-earning AUM, as of the end of each period presented. As of December 31, 2022, carry funds represented 13% of Global Credit Fee-earning AUM, respectively.

The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Global Credit
Fee-earning AUM Rollforward
Balance, Beginning of Period	$51,718	$42,133	$37,862
Inflows(1)	78,057	13,029	6,368
Outflows (including realizations)(2)	(6,845)	(4,314)	(3,906)
Market Activity & Other(3)	(1,103)	1,501	618
Foreign Exchange(4)	(598)	(631)	1,191
Balance, End of Period	$121,229	$51,718	$42,133
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. Inflows for the year ended December 31, 2022 include Fee-earning AUM associated with the strategic advisory services agreement with Fortitude which was effective April 1, 2022, as well as Fee-earning AUM acquired in the CBAM transaction in March 2022. Inflows associated with these transactions were $48 billion and $14 billion, respectively.
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-ended funds, and run-off of CLO collateral balances. Realizations for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.
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

Fee-earning AUM was $121.2 billion at December 31, 2022, an increase of $69.5 billion, or 134%, compared to $51.7 billion at December 31, 2021. Driving the increase were inflows of $78.1 billion primarily from Fee-earning AUM related to the strategic advisory services agreement signed with Fortitude in April 2022 and Fee-earning AUM acquired in the CBAM transaction in March 2022, as well as investment activity in CCOF II, the activation of fees and investment activity in Aviation, and the closing of our six latest vintage U.S. CLOs and three latest vintage Europe CLOs. This increase was minimally offset by outflows of $6.8 billion primarily due to reductions for funds that are no longer calling for management fees, realizations in other funds with fees tied to invested capital, and run-off of our CLO collateral balances, as well as $1.1 billion of portfolio depreciation. Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
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

Total AUM as of and for each of the Three Years in the Period Ended December 31, 2022
The table below provides the period to period rollforward of Total AUM.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$73,384	$55,881	$49,412
Inflows(1)	78,277	16,933	9,497
Outflows (including realizations)(2)	(5,741)	(4,171)	(4,167)
Market Activity & Other(3)	991	5,403	402
Foreign Exchange(4)	(609)	(662)	737
Balance, End of Period	$146,302	$73,384	$55,881

(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing. Inflows for the year ended December 31, 2022 include AUM associated with the strategic advisory services agreement with Fortitude which was effective April 1, 2022, as well as AUM acquired in the CBAM transaction in March 2022. Inflows associated with these transactions were $48 billion and $15 billion, respectively.
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, and separately managed accounts, gross redemptions in our open-end funds, run-off of CLO collateral balances, and the expiration of available capital.
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
Total AUM was $146.3 billion at December 31, 2022, an increase of $72.9 billion, or 99%, compared to $73.4 billion at December 31, 2021. The increase was driven by $78.3 billion of inflows primarily from AUM related to the strategic advisory services agreement signed with Fortitude in April 2022, third party capital capital raised from a strategic third-party investor which directly invests in Fortitude, AUM acquired in the CBAM transaction in March 2022, the closing of our six latest vintage U.S. CLOs and three latest vintage Europe CLOs, and the first closing in CCOF III. The increase was minimally offset by outflows of $5.7 billion due to run-off of CLO and other collateral balances and distributions in our carry funds, namely in our Energy Credit and Opportunistic Credit funds.
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

Fund Performance Metrics
Fund performance information for certain of our Global Credit Funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See Part I. Item 1A. “Risk Factors—Risks Related to Our Business Operations—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”

The following table reflects the performance of certain funds in our Global Credit business. These tables separately present funds that, as of the periods presented, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. See Part I. Item 1. “Business—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

				TOTAL INVESTMENTS
(Dollars in millions)				As of December 31, 2022
Fund (Fee Initiation Date/Stepdown Date) (11)	Committed Capital (12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5)(8)	Net IRR (6)(8)	Net Accrued Carry/(Giveback) (7)
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$843	$2,351	1.3x	14%	7%	$—
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$929	$57	1.4x	19%	9%	$—
CSP II (Dec 2007 / Jun 2011)	$1,352	$1,352	100%	$2,431	$66	1.8x	17%	11%	$7
CCOF II (Nov 2020 / Oct 2025)	$4,425	$4,408	100%	$384	$4,477	1.1x	15%	10	$33
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,452	145%	$2,427	$2,120	1.3x	19%	13%	$44
CEMOF II (Dec 2015 / Jun 2019)	$1,692	$1,713	101%	$1,789	$376	1.3x	8%	3%	$—
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,192	$101	1.3x	19%	11%	$12
All Other Active Funds & Vehicles (9)		$7,976	n/a	$1,536	$6,101	1.0x	NM	NM	$7
Fully Realized Funds & Vehicles (10)		$5,230	n/a	$5,642	$1	1.1x	3%	Neg	$—
TOTAL GLOBAL CREDIT CARRY FUNDS		$28,325	n/a	$17,172	$15,649	1.2x	10%	4%	$102
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
(10)    Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMA's), and certain other stand-alone investments arranged by us: CSP I, CEMOF I, CSC, CMP I, CMP II, SASOF II, and CASCOF.
(11)    The fund stepdown date represents the contractual stepdown date under the respective fund agreements for funds on which the fee basis stepdown has not yet occurred. Funds without a listed Fee Initiation Date and Stepdown Date have not yet initiated fees.

(12)    All amounts shown represent total capital commitments as of December 31, 2022. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed Capital for CEMOF II reflects original committed capital of $2.8 billion, less $1.1 billion in commitments which were extinguished following a Key Person Event.

Global Investment Solutions
    The following table presents our results of operations for our Global Investment Solutions(1) segment:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$222.9	$228.4	$193.0
Portfolio advisory and transaction fees, net and other	—	0.5	0.1
Total fund level fee revenues	222.9	228.9	193.1
Realized performance revenues	192.6	186.8	155.1
Realized principal investment income	3.8	9.8	2.3
Interest income	2.6	0.2	0.6
Total revenues	421.9	425.7	351.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	111.7	108.2	113.5
Realized performance revenues related compensation	169.4	168.1	144.6
Total compensation and benefits	281.1	276.3	258.1
General, administrative, and other indirect expenses	36.8	32.0	37.8
Depreciation and amortization expense	5.1	4.5	4.5
Interest expense	11.0	10.8	9.3
Total expenses	334.0	323.6	309.7
(=) Distributable Earnings	$87.9	$102.1	$41.4
(-) Realized Net Performance Revenues	23.2	18.7	10.5
(-) Realized Principal Investment Income	3.8	9.8	2.3
(+) Net Interest	8.4	10.6	8.7
(=) Fee Related Earnings	$69.3	$84.2	$37.3
(1) On April 1, 2021, we closed on the sale of our interest in Metropolitan Real Estate (“MRE”). Distributable Earnings and Fee Related Earnings attributable to MRE in periods prior to the sale were immaterial to the Global Investment Solutions segment. The $5.0 million gain on the sale and the $26.8 million right-of-use asset impairment, as a result of the sublease transaction (see Note 10 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K), are not included in DE or FRE. See “Non-GAAP Financial Measures” for the reconciliation of Total DE and FRE to the U.S. GAAP financial statements.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 and Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Distributable Earnings
    Distributable earnings decreased $14.2 million for the year ended December 31, 2022 as compared to 2021, and increased $60.7 million for the year ended December 31, 2021 as compared to 2020. The following table provides the components of the change in distributable earnings for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Distributable earnings, prior year	$102.1	$41.4
Increases (decreases):
(Decrease) increase in fee related earnings	(14.9)	46.9
Increase in realized net performance revenues	4.5	8.2
(Decrease) increase in realized principal investment income	(6.0)	7.5
Decrease (increase) in net interest	2.2	(1.9)
Total (decrease) increase	(14.2)	60.7
Distributable earnings, current year	$87.9	$102.1
    Realized Net Performance Revenues. Global Investment Solutions had realized performance revenues of $192.6 million, $186.8 million and $155.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. However, most of these realizations are from AlpInvest fund vehicles in which we generally do not retain carried interest. Therefore, our realized net performance revenues were $23.2 million, $18.7 million and $10.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As funds that have launched since our acquisition of AlpInvest in 2011 begin to realize performance revenues, which will not occur until all capital contributions for investments and expenses and the preferred return hurdle have been returned, an increasing share of net realized performance revenues will be for our benefit.
Realized Principal Investment Income. Realized principal investment income decreased $6.0 million for the year ended December 31, 2022 as compared to 2021 and increased $7.5 million for the year ended December 31, 2021 as compared to 2020, primarily due to investments in our secondary funds.
Fee Related Earnings
    Fee related earnings decreased $14.9 million for the year ended December 31, 2022 as compared to 2021, and increased $46.9 million for the year ended December 31, 2021 as compared to 2020. The following table provides the components of the change in fee related earnings for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Fee related earnings, prior year	$84.2	$37.3
Increases (decreases):
(Decrease) increase in fee revenues	(6.0)	35.8
(Increase) decrease in cash-based compensation	(3.5)	5.3
(Increase) decrease in general, administrative and other indirect expenses	(4.8)	5.8
Total (decrease) increase	(14.9)	46.9
Fee related earnings, current year	$69.3	$84.2

    Fee Revenues. Total fee revenues decreased $6.0 million for the year ended December 31, 2022 as compared to 2021, primarily due to the negative impact of foreign currency translation and the sale of MRE in April 2021, partially offset by management fees in our latest coinvestment fund, which activated fees in the second quarter of 2021.

    Total fee revenues increased $35.8 million for the year ended December 31, 2021 as compared to 2020, primarily due to increased management fees driven by the activation of management fees on our latest secondaries fund in the second quarter of 2020 and our latest coinvestment fund in the second quarter of 2021, as well as $4.4 million in catch-up management fees. These increases were partially offset by the impact of the sale of MRE on April 1, 2021, which resulted in a $15.9 million decrease in management fees.

    Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $3.5 million for the year ended December 31, 2022 as compared to 2021, primarily due to an increase in cash bonuses, partially offset by a decrease in cash-based compensation and benefits expense as a result of the MRE sale.
Cash-based compensation and benefits expense decreased $5.3 million for the year ended December 31, 2021 as compared to 2020, primarily as a result of the MRE sale on April 1, 2021, partially offset by an increase in cash bonuses.

    General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $4.8 million for the year ended December 31, 2022 as compared to 2021, primarily due to higher professional fees and travel and other general expenses.
General, administrative and other indirect expenses decreased $9.1 million for the year ended December 31, 2021 as compared to 2020, excluding the impact of litigation cost recoveries in 2020, primarily due to the sale of MRE.
Fee-earning AUM as of and for each of the Three Years in the Period Ended December 31, 2022
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components during the period.

	As of December 31,
	2022	2021	2020
	(Dollars in millions)
Global Investment Solutions
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$19,590	$18,548	$17,871
Fee-earning AUM based on invested capital(2)	4,985	4,495	2,319
Fee-earning AUM based on net asset value	3,783	3,652	3,180
Fee-earning AUM based on lower of cost or fair market value	9,189	10,754	13,028
Total Fee-earning AUM	$37,547	$37,449	$36,398
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes amounts committed to or reserved for certain funds.

	Year Ended Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Global Investment Solutions
Fee-earning AUM Rollforward
Balance, Beginning of Period	$37,449	$36,398	$28,384
Inflows(1)	4,494	8,582	10,713
Outflows (including realizations)(2)	(3,280)	(8,122)	(3,710)
Market Activity & Other(3)	537	2,070	(778)
Foreign Exchange(4)	(1,653)	(1,479)	1,789
Balance, End of Period	$37,547	$37,449	$36,398
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
Fee-earning AUM of $37.5 billion at December 31, 2022 was relatively flat compared to $37.4 billion at December 31, 2021. Inflows of $4.5 billion primarily attributable to fundraising, capital deployed in our funds which charge fees based on invested capital, and $0.5 billion of market appreciation were offset by outflows of $3.3 billion primarily attributable to distributions. Foreign exchange activity related to the translation of our AlpInvest Fee-earning AUM from EUR to USD resulted in a decrease in Fee-earning AUM of $1.7 billion. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value may have an impact on Fee-earning AUM for Global Investment Solutions as the management fees for many fully committed funds are based on fair value or on the lower of cost or fair value of the underlying investments.
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
Total AUM as of and for each of the Three Years in the Period Ended December 31, 2022
The table below provides the period to period rollforward of Total AUM.

	Year Ended Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Global Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$65,456	$58,108	$45,246
Inflows(1)	4,156	7,129	13,855
Outflows (including realizations)(2)	(7,838)	(15,493)	(7,721)
Market Activity & Other(3)	4,564	18,992	3,566
Foreign Exchange(4)	(3,047)	(3,280)	3,162
Balance, End of Period	$63,291	$65,456	$58,108
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
(3)Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles and separately managed accounts, the net impact of fees, expenses and non-investment income, as well as other changes in AUM. The fair market values for our Global Investment Solutions primary and secondary carry funds are based on the latest available valuations of the underlying limited partnership interests as provided by their general partners which typically has a lag of up to 90 days, plus the net cash flows since the latest valuation, up to December 31, 2022.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Total AUM was $63.3 billion as of December 31, 2022, a decrease of $2.2 billion, or 3%, compared to $65.5 billion as of December 31, 2021. Driving the decrease were $7.8 billion of outflows primarily due to distributions in our AlpInvest funds and $3.0 billion of negative foreign exchange activity related to the translation of our AlpInvest AUM from EUR to USD. Offsetting the decrease was market appreciation of $4.6 billion of market appreciation, reflecting appreciation of 6% for the year, and $4.2 billion of inflows from fundraising.
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
Fund Performance Metrics
Fund performance information for our investment funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2022, which we refer to as our “significant funds,” is generally included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. Primary and secondary investments in external funds are generally valued based on the proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days. As a result, amounts presented may not include the impact of economic activity in the current quarter. See Part I. Item 1A. “Risk Factors—Risks Related to Our Business Operations—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”

The following tables reflect the performance of our significant funds in our Global Investment Solutions business.

				TOTAL INVESTMENTS
				As of December 31, 2022
Global Investment Solutions (1)(8)(13)		Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value (3)	Total Fair Value (3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/(Giveback) (12)
				(Reported in Local Currency, in Millions)
Secondary Investments	Main Fund VII	2020	$8,649	$4,376	$906	$4,806	$5,712	1.3x	27%	20%	$55
	AlpInvest Secondaries Fund VII	2020	$6,769	$3,230	$646	$3,557	$4,203	1.3x	26%	19%	$39
	Main Fund VI	2017	$6,017	$5,337	$3,255	$4,994	$8,249	1.5x	17%	14%	$81
	AlpInvest Secondaries Fund VI	2017	$3,333	$2,996	$1,780	$2,833	$4,613	1.5x	17%	13%	$52
	Main Fund V	2011	€4,273	€4,495	€7,303	€1,051	€8,354	1.9x	21%	20%	$20
	AlpInvest Secondaries Fund V	2012	$756	$648	$949	$217	$1,165	1.8x	18%	15%	$9
	Main Fund IV	2010	€1,859	€2,039	€3,448	€77	€3,526	1.7x	19%	18%	$—
Co-Investments	Main Fund VIII	2021	$3,986	$2,389	$33	$2,665	$2,698	1.1x	14%	10%	$8
	AlpInvest Co-Investment Fund VIII	2021	$3,614	$2,144	$31	$2,406	$2,437	1.1x	15%	10%	$7
	Main Fund VII	2017	$2,842	$2,649	$1,039	$3,681	$4,719	1.8x	20%	17%	$73
	AlpInvest Co-Investment Fund VII	2017	$1,688	$1,605	$658	$2,248	$2,905	1.8x	20%	17%	$47
	Main Fund VI	2014	€1,115	€997	€1,877	€682	€2,558	2.6x	26%	24%	$6
	Main Fund V	2012	€1,124	€1,090	€2,680	€487	€3,168	2.9x	28%	26%	$4
	Main Fund IV	2010	€1,475	€1,411	€3,582	€576	€4,159	2.9x	24%	22%	$—
Primary Investments	Main Fund VI	2015	€1,106	€1,119	€1,191	€1,172	€2,364	2.1x	25%	24%	$4
	Main Fund V	2012	€5,080	€5,939	€7,697	€5,106	€12,802	2.2x	19%	19%	$18
	Main Fund IV	2009	€4,877	€5,790	€9,679	€2,711	€12,389	2.1x	18%	17%	$1
	Main Fund III	2005	€11,500	€13,696	€21,898	€1,722	€23,620	1.7x	10%	10%	$—
	Main Fund II	2003	€4,545	€5,075	€7,988	€232	€8,220	1.6x	10%	9%	$—
All Other Active Funds & Vehicles (9)		Various		$12,428	$7,070	$10,719	$17,789	1.4x	12%	11%	$101
Fully Realized Funds & Vehicles		Various		€14,196	€23,933	€84	€24,017	1.7x	14%	13%	$—
TOTAL GLOBAL INVESTMENT SOLUTIONS (USD) (11)				$86,992	$110,060	$41,753	$151,813	1.7x	14%	13%	$370
(1)    Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by the AlpInvest team. Excluded from the performance information shown are a) investments that were not originated by AlpInvest, b) Direct Investments, which was spun off from AlpInvest in 2005, and c) LP co-investment vehicles advised by AlpInvest. As of December 31, 2022, these excluded investments represent $3.3 billion of AUM at AlpInvest.
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

(8)    As used herein, ‘Main Funds’ are each comprised of (i) an anchor mandate(s) (i.e., generally the largest account(s) within a strategy’s investment program) and (ii) AlpInvest’s other advisory client mandates with investment periods that fall within the relevant investment periods under the mandate of the anchor mandate(s) (but do not overlap with more than one such investment period). AlpInvest’s commingled funds, AlpInvest Secondaries Fund V (“ASF V”), ASF VI, ASF VII, AlpInvest Co-Investment Fund VII (“ACF VII”) and ACF VIII are part of the Main Funds. Mezzanine Main Funds include mezzanine investments across all strategies (i.e., Primary Funds, Secondaries, and Co-Investments).
(9)    The performance information of all ‘Other Funds’ includes Primary Investments Main Funds VII-XIII, Mezzanine Investments Main Funds III-V, all ‘clean technology’ private equity investments, all strategic co-investment mandates that invest in co-investment opportunities arising out of an investor’s own separate private equity relationships and invitations, all strategic portfolio finance mandates, any state-focused investment mandates, and all other investors whose investments are not reflected in a Main Fund.
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
(12)    Represents the net accrued performance fee balance/(giveback obligation) as of the current quarter end. Net accrued carry excludes $4 million of net accrued carry as of December 31, 2022, which was retained as part of the sale of Metropolitan Real Estate on April 1, 2021.
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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior revolving credit facility, which has $1.0 billion of available capacity as of December 31, 2022. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months.We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings and amounts available for borrowing from our senior revolving credit facility or other financings.
    Cash and cash equivalents. Cash and cash equivalents were approximately $1.4 billion at December 31, 2022. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee-related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased. As of December 31, 2022, we had $20.0 million in corporate treasury investments.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash, cash equivalents and corporate treasury investments is approximately $1.3 billion as of December 31, 2022. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.

Senior Revolving Credit Facility. On April 29, 2022, the Company entered into an amendment and restatement of its senior revolving credit facility. Following the amendment, the capacity under the revolving credit facility is $1.0 billion and is scheduled to mature on April 29, 2027. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR plus an applicable margin not to exceed 1.50% per annum (5.46% at December 31, 2022). As of December 31, 2022, there was no balance outstanding under the senior revolving credit facility.
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
    Global Credit Revolving Credit Facility. In December 2018, certain subsidiaries of the Company established a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility, which was amended in December 2020 and September 2021, is scheduled to mature in September 2024, and has a capacity of $250.0 million. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin not to exceed 2.00%. There was no borrowing outstanding under this facility as of December 31, 2022.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Company’s outstanding CLO borrowings were $421.7 million and $222.6 million at December 31, 2022 and 2021, respectively, with the increase year-over-year primarily driven by the CBAM acquisition. The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of December 31, 2022, $401.0 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 8 of our financial statements for more information on our CLO borrowings.
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

Our accrued performance allocations by segment as of December 31, 2022, gross and net of accrued giveback obligations, are set forth below:

Asset Class	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$5,577.1	$(18.4)	$5,558.7
Global Credit	193.9	(22.5)	171.4
Global Investment Solutions(1)	1,346.7	—	1,346.7
Total	$7,117.7	$(40.9)	$7,076.8
Plus: Accrued performance allocations from NGP Carry Funds			564.6
Less: Net accrued performance allocations presented as fee related performance revenues			(53.2)
Less: Accrued performance allocation-related compensation			(3,625.3)
Plus: Receivable for giveback obligations from current and former employees			10.1
Less: Deferred taxes on certain foreign accrued performance allocations			(31.6)
Less/Plus: Net accrued performance allocations/giveback obligations attributable to non-controlling interests in consolidated entities			1.1
Plus: Net accrued performance allocations attributable to Consolidated Funds, eliminated in consolidation			5.4
Net accrued performance revenues before timing differences			3,947.9
Less/Plus: Timing differences between the period when accrued performance revenues are realized and the period they are collected/distributed			16.7
Net accrued performance revenues attributable to The Carlyle Group Inc.			$3,964.6
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
The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of December 31, 2022, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)			Net Accrued Performance Revenues
	FY 2020	FY 2021	FY 2022
Overall Carry Fund Appreciation/(Depreciation)	10%	41%	11%
Global Private Equity				$3,488.7
Corporate Private Equity	19%	41%	6%	2,313.8
Real Estate	8%	39%	16%	275.5
Infrastructure & Natural Resources	(16)%	34%	48%	899.4
Global Credit Carry Funds	(2)%	22%	3%	102.4
Global Investment Solutions Carry Funds(2)	10%	48%	6%	373.5
Net Accrued Performance Revenues				$3,964.6
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
(2) The Company’s primary and secondary investments in external funds are generally valued based on its proportionate share of the net assets provided by the third party general partners of the underlying fund partnerships based on the most recent available information which typically has a lag of up to 90 days. As a result, amounts presented may not include the impact of economic activity in the current quarter. Appreciation in 2022 includes the positive impact of foreign currency translation of the USD-denominated investments in our EUR-based funds. Excluding that impact, appreciation was 4% for the year ended December 31, 2022.
    Realized Principal Investment Income. Another source of liquidity we may use to meet our capital needs is the realized principal investment income generated by our equity method investments and other principal investments. Principal investment income is realized when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. Certain of the investments attributable to The Carlyle Group Inc. (excluding certain general partner interests, strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity. During the year ended December 31, 2021, we sold approximately $150.4 million of investments in U.S. CLOs and used the proceeds to repay outstanding CLO borrowings (see Note 8 to the consolidated financial statements).
Investments as of December 31, 2022 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,710.6	$934.2	$3,644.8
Less: Amounts attributable to non-controlling interests in consolidated entities	(167.8)	—	(167.8)
Plus: Investments in Consolidated Funds, eliminated in consolidation	222.0	—	222.0
Less: Strategic equity method investments in NGP Management	—	(369.7)	(369.7)
Less: Investment in NGP general partners - accrued performance allocations	—	(564.5)	(564.5)
Total investments attributable to The Carlyle Group Inc.	$2,764.8	$—	$2,764.8
(1) See Note 6 to the consolidated financial statements.
    Our investments as of December 31, 2022 can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$845.9
Global Credit funds(2)	1,046.5
Global Investment Solutions funds(3)	199.6
Total investments in Carlyle Funds, excluding CLOs	2,092.0
Investments in CLOs	531.2
Other investments	141.6
Total investments attributable to The Carlyle Group Inc.	2,764.8
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc.(4)	(401.0)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$2,363.8
(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Includes the Company’s investment in Fortitude Re, which was contributed to Carlyle FRL, a Carlyle-affiliated investment fund, in June 2020 as discussed in Note 6 to the consolidated financial statements. This investment has a carrying value of $715.7 million as of December 31, 2022.
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
(4) Of the $421.7 million in total CLO borrowings as of December 31, 2022 and as disclosed in Note 8 to the consolidated financial statements, $401.0 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $20.7 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
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
    Common Stockholder Dividends. The declaration and payment of any dividends to holders of our common stock is subject to the discretion of our Board of Directors and compliance with applicable law. Under our dividend policy for our common stock, we have paid dividends to holders of our common stock in an amount of $0.325 per share of common stock ($1.30 per share annually) during dividend year 2022. In February 2023, our Board of Directors approved an increase in the anticipated common stock dividend to an annual rate of $1.40 per share ($0.35 per common share on a quarterly basis), anticipated to commence for the first quarter 2023 dividend anticipated to be paid in May 2023. For U.S. federal income tax purposes, any dividends we pay following the Conversion generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, with any excess dividends treated as return of capital to the extent of the stockholder’s basis. The declaration and payment of dividends to holders of our common stock will be at the sole discretion of our Board of Directors, and our dividend policy may be changed at any time.
    With respect to distribution year 2022, the Board of Directors declared dividends to common stockholders totaling approximately $472.5 million, or $1.30 per common share, consisting of the following:

Common Stock Dividends - Dividend Year 2022
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
Q1 2022	$0.325	$117.6	May 10, 2022	May 17, 2022
Q2 2022	0.325	118.3	August 9, 2022	August 16, 2022
Q3 2022	0.325	118.2	November 18, 2022	November 25, 2022
Q4 2022	0.325	118.4	February 22, 2023	March 1, 2023
Total	$1.30	$472.5
    With respect to distribution year 2021, the Board of Directors declared dividends to common stockholders totaling approximately $356.6 million, or $1.00 per common share, to common stockholders, consisting of the following:

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
Dividends to common stockholders paid during the year ended December 31, 2022 totaled $443.6 million, including the amount paid in February 2022 of $0.25 per common share in respect of the fourth quarter of 2021. Dividends to common stockholders paid during the year ended December 31, 2021 totaled $355.8 million, including the amount paid in February 2021 of $0.25 per common share in respect of the fourth quarter of 2020. Dividends to common stockholders paid during the year ended December 31, 2020 totaled $351.3 million, including the amount paid in February 2020 of $0.25 per common share in respect of the fourth quarter of 2019.
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

Since our inception through December 31, 2022, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of December 31, 2022, consisted of the following:

Asset Class	Unfunded Commitment
(Dollars in millions)
Global Private Equity	$3,300.0
Global Credit	389.0
Global Investment Solutions	260.9
Total	$3,949.9
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $3.9 billion of unfunded commitments, approximately $3.2 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Company.
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of December 31, 2022, we had €20.0 million ($21.4 million) in commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform, which were extinguished in January 2023.

    Repurchase Program. In October 2021, our Board of Directors authorized the repurchase of up to $400 million of common stock effective January 1, 2022, which replaced a repurchase authorization provided in February 2021. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. For the year ended December 31, 2022, we paid an aggregate of $185.7 million to repurchase and retire approximately 4.9 million shares of common stock with all of the repurchases done via open market and brokered transactions. As of December 31, 2022, $214.3 million of repurchase capacity remained under the program. In February 2023, the Board of Directors replenished the repurchase program and expanded the limit to $500 million of common stock in aggregate, effective March 31, 2023.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Statements of Cash Flows Data
Net cash (used in) provided by operating activities, including investments in Carlyle funds	$(379.3)	$1,791.0	$(169.2)
Net cash used in investing activities	(828.8)	(32.2)	(61.2)
Net cash provided by (used in) financing activities	114.8	(242.5)	370.3
Effect of foreign exchange rate change	(20.3)	(30.8)	21.7
Net change in cash, cash equivalents and restricted cash	$(1,113.6)	$1,485.5	$161.6
Net Cash (Used In) Provided by Operating Activities. Net cash (used in) provided by operating activities includes the investment activity of our Consolidated Funds. Excluding this activity, net cash (used in) provided by operating activities was primarily driven by our earnings in the respective periods after adjusting for significant non-cash activity, including non-cash performance allocations and incentive fees, the related non-cash performance allocations and incentive fee related compensation, non-cash equity-based compensation, and depreciation, amortization and impairments, all of which are included in earnings.
Cash flows from operating activities for the years ended December 31, 2022, 2021 and 2020, excluding the activities of our Consolidated Funds, were $860.7 million, $2,143.0 million and $716.8 million, respectively. Operating cash inflows primarily include the receipt of management fees and realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation, income taxes, interest, and general, administrative and other expenses. During the years ended December 31, 2022, 2021 and 2020, net cash provided by operating activities primarily includes the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $4.1 billion, $4.7 billion, and $2.1 billion, respectively. These inflows were partially offset by payments for compensation, income taxes, interest, and general, administrative and other expenses of approximately $3.1 billion, $3.1 billion, and $1.4 billion for the years ended December 31, 2022, 2021 and 2020, respectively.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the year ended December 31, 2022, investment proceeds were $474.9 million while investment purchases were $629.9 million, which includes our $200 million strategic investment in iStar through our real estate credit fund and our $49 million follow-on investment in Carlyle FRL. During the year ended December 31, 2021, investment proceeds were $668.4 million while investment purchases were $276.7 million. During the year ended December 31, 2020, investment proceeds were $307.5 million while investment purchases were $350.9 million, including $79.6 million related to a purchase price adjustment on our strategic investment in Fortitude.
The net cash provided by operating activities for the year ended December 31, 2022 also reflects the investment activity of our Consolidated Funds. For the year ended December 31, 2022, proceeds from the sales and settlements of investments by the Consolidated Funds were $2.9 billion, while purchases of investments by the Consolidated Funds were $3.8 billion. For the year ended December 31, 2021, proceeds from the sales and settlements of investments by the Consolidated Funds were $4.9 billion, while purchases of investments by the Consolidated Funds were $5.4 billion. For the year ended December 31, 2020, proceeds from the sales and settlements of investments by the Consolidated Funds were $2.0 billion, while purchases of investments by the Consolidated Funds were $3.1 billion.

Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets and software for internal use, corporate treasury investments and cash received from dispositions. For the year ended December 31, 2022, cash used in investing activities principally reflects purchases of intangible assets and net CLO investments from the CBAM transaction of $618.4 million, the purchase of Abingworth of $150.2 million, and net purchases of corporate treasury investments of $69.6 million, as well as net purchases of fixed assets of $40.6 million. For the year ended December 31, 2021, net purchases of fixed assets of $41.4 million were partially offset by proceeds received from the sales of MRE and our Brazil management entity of $5.9 million and $3.3 million, respectively. During the year ended December 31, 2020, purchases of fixed assets were $61.2 million.
Net Cash Provided by (Used in) Financing Activities. Net cash provided by (used in) financing activities during the years ended December 31, 2022, 2021 and 2020, excluding the activities of our Consolidated Funds, was $(1.1) billion, $(602.1) million and $(511.0) million, respectively. Dividends paid to our common stockholders were $443.6 million, $355.8 million, and $351.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. In 2022, we also paid $68.8 million in January 2022 for the third installment of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion, and paid $185.6 million to repurchase and retire 4.9 million shares of common stock. Net cash used in financing activities for the year ended December 31, 2022 (prior to the effects of consolidation) also includes $456.2 million primarily related to amounts funded to bridge investment activity in consolidated funds that are actively fundraising in our Global Private Equity segment. This investment activity is reflected as purchases of investment in our consolidated statement of cash flows. In 2021, we received net proceeds of $484.1 million from the issuance of $500.0 million of 4.625% subordinated notes, and made $120.8 million of net repayments on borrowings used to finance a portion of our investments in the CLOs. We borrowed and repaid $70.0 million in borrowings under the Global Credit revolving credit facility, and paid $259.9 million to redeem the 3.875% Senior Notes. We also paid $68.8 million in January 2021 for the second installment of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion, and paid $161.8 million to repurchase and retire 3.2 million shares of common stock. In 2020, we received net proceeds of $294.1 million from borrowings under the revolving credit facilities, and repaid $329.9 million, and paid $68.8 million in January 2020 for the first installment of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion.
The net borrowings on loans payable by our Consolidated Funds during the years ended December 31, 2022, 2021 and 2020 were $624.2 million, $182.9 million, and $704.1 million, respectively. For the years ended December 31, 2022, 2021 and 2020, contributions from non-controlling interest holders were $391.2 million, $216.2 million, and $210.0 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the years ended December 31, 2022, 2021 and 2020, distributions to non-controlling interest holders were $216.8 million, $94.6 million, and $77.8 million, respectively, which relate primarily to distributions to the non-Carlyle interests in majority-owned in majority-owned subsidiaries.

Our Balance Sheet
    Total assets were $21.4 billion at December 31, 2022, an increase of $0.2 billion from December 31, 2021. The increase in total assets was primarily attributable to an increase in net intangible assets of $0.9 billion driven by the Abingworth and CBAM transactions, an increase in investments of Consolidated Funds of $0.2 billion, and an increase in amounts due from affiliates and other receivables of $0.2 billion. These increases were partially offset by a decrease in cash and cash equivalents of $1.1 billion driven by the iStar, CBAM and Abingworth strategic transactions, as well as the payment of the third installment of deferred consideration to the former Carlyle Holdings unitholders, and payments for bonuses and payroll, dividends and income taxes. Cash and cash equivalents were approximately $1.4 billion and $2.5 billion at December 31, 2022 and December 31, 2021, respectively.
Total liabilities were $14.6 billion at December 31, 2022, a decrease of $1.0 billion from December 31, 2021. The decrease in liabilities was primarily attributable to a decrease in accrued compensation and benefits of $0.6 billion due to the corresponding decrease in accrued performance allocations, as well as a decrease in other liabilities of Consolidated Funds of $0.4 billion. These decreases were partially offset by an increase in debt obligations of $0.2 billion, driven by an increase in outstanding CLO borrowings, largely in connection with the CBAM transaction (see Notes 4 and 8 to the consolidated financial statements).
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

Our balance sheet without the effect of the Consolidated Funds can be seen in Note 19 to the consolidated financial statements included in this Annual Report on Form 10-K. At December 31, 2022, our total assets without the effect of the Consolidated Funds were $14.8 billion, including cash and cash equivalents totaling $1.4 billion and net accrued performance revenues of $4.0 billion (inclusive of net accrued performance allocations from NGP).
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
In March 2022, Carlyle Net Leasing Income, L.P., a Carlyle-affiliated investment fund, acquired a diversified portfolio of triple net leases from iStar, Inc. for an enterprise value of $3 billion, which was funded using $2 billion in debt and $1 billion in equity. The investment fund is not consolidated by us, and the debt is non-recourse to us. As general partner of the investment fund, we contributed $200 million as a minority interest balance sheet investment, which is included in our Global Credit principal equity method investments (see Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K).
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
For further information regarding our off-balance sheet arrangements, see Note 3 and Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2022 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	2023	2024-2025	2026-2027	Thereafter	Total
	(Dollars in millions)
Debt obligations(1)	$—	$—	$16.3	$2,280.4	$2,296.7
Interest payable(2)	183.0	227.5	220.7	1,795.7	2,426.9
Other consideration(3)	147.8	250.3	36.0	18.0	452.1
Operating lease obligations(4)	68.1	125.0	117.3	339.2	649.6
Capital commitments to Carlyle funds(5)	3,971.3	—	—	—	3,971.3
Tax receivable agreement payments(6)	20.4	6.5	6.5	66.6	100.0
Loans payable of Consolidated Funds(7)	215.1	430.8	430.2	6,690.0	7,766.1
Unfunded commitments of the CLOs(8)	6.8	—	—	—	6.8
Consolidated contractual obligations	4,612.5	1,040.1	827.0	11,189.9	17,669.5
Loans payable of Consolidated Funds(7)	(215.1)	(430.8)	(430.2)	(6,690.0)	(7,766.1)
Capital commitments to Carlyle funds(5)	(3,244.2)	—	—	—	(3,244.2)
Unfunded commitments of the CLOs(8)	(6.8)	—	—	—	(6.8)
Carlyle Operating Entities contractual obligations	$1,146.4	$609.3	$396.8	$4,499.9	$6,652.4
(1)The table above assumes that no prepayments are made on the senior and subordinated notes and that the outstanding balances, if any, on the senior credit facility and Global Credit revolving credit facility are repaid on the maturity dates of credit facilities, which are April 2027 and September 2024, respectively. The CLO term loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 8 to the consolidated financial statements for the various maturity dates of the CLO term loans, senior notes and subordinated notes.
(2)The interest rates on the debt obligations as of December 31, 2022 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 2.40% to

10.15% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
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
(5)These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.9 billion of unfunded commitments to the funds, approximately $3.2 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company.
(6)In connection with our initial public offering, we entered into a tax receivable agreement with the limited partners of the Carlyle Holdings partnerships whereby we agreed to pay such limited partners 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax realized as a result of increases in tax basis resulting from exchanges of Carlyle Holdings partnership units for common units of The Carlyle Group L.P. From and after the consummation of the Conversion, former holders of Carlyle Holdings partnership units do not have any rights to payments under the tax receivable agreement except for payment obligations pre-existing at the time of the Conversion with respect to exchanges that occurred prior to the Conversion. These obligations are more than offset by the future cash tax savings that we are expected to realize. A payment under the tax receivable agreement of $20.4 million was made in January 2023.
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of December 31, 2022, at spreads to market rates pursuant to the debt agreements, and range from 1.15% to 12.84%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $39.3 million at December 31, 2022 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Carlyle Aviation Partners and Abingworth which are accounted for as compensation expense and are accrued for over the service period. If earned, payments are made in the year following the performance year to which the payments relate. For our acquisition of Carlyle Aviation Partners, the contingent cash payments relate to an earn-out of up to $150.0 million that is payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025. To date, we have paid $53.6 million related to the Carlyle Aviation Partners earn-out. For our acquisition of Abingworth, the contingent cash obligations relate to future incentive payments of up to $130.0 million that are payable upon the achievement of certain performance targets during 2023 through 2028.
Based on the terms of the underlying contracts, the maximum amount that could be paid from contingent cash obligations associated with the acquisitions of Carlyle Aviation Partners and Abingworth as of December 31, 2022 is $226.4 million versus amounts recognized on the balance sheet of $76.5 million.
Risk Retention Rules
    We will continue to comply with the risk retention rules governing CLOs issued in Europe for which we are a sponsor, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals, and/or third party financing. For additional information related to the U.S. Risk Retention Rules, see Part I. Item 1A. “Risk Factors—Risks Related to Regulation and Litigation—Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.”
Guarantees
See Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K for information related to our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of December 31, 2022.
See Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K for information related to indemnifications.
Contingent Obligations (Giveback)
    Carried interest is ultimately realized when: (1) an underlying investment is profitably disposed of, (2) certain costs borne by the limited partner investors have been reimbursed, (3) the fund’s cumulative returns are in excess of the preferred return and (4) we have decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by us in future periods if the fund’s investment values decline below certain levels. For example, during the year ended December 31, 2022, we realized a giveback obligation of $10.7 million related to carried interest previously realized in Carlyle Strategic Partners III, of which $5.9 million was attributable to the Company. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. See Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information related to our contingent obligations (giveback).
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K.
Carlyle Common Stock and Carlyle Holdings Partnership Units
Rollforwards of shares of our common stock outstanding for the years ended December 31, 2022 and 2021 are as follows:

	Shares as of December 31, 2021	Shares Issued	Shares Forfeited	Shares Exchanged	Shares Repurchased / Retired	Shares as of December 31, 2022
The Carlyle Group Inc. common shares	355,367,876	11,857,133	—	—	(4,926,359)	362,298,650

	Shares as of December 31, 2020	Shares Issued	Shares Forfeited	Shares Exchanged	Shares Repurchased / Retired	Shares as of December 31, 2021
The Carlyle Group Inc. common shares	353,520,576	5,114,394	—	—	(3,267,094)	355,367,876
The Carlyle Group Inc. common stock issued during the period presented in the tables above relate to the vesting of the Company’s restricted stock units, shares issued pursuant to a program under which we may distribute realized performance allocation related compensation in fully vested, newly issued shares (see Note 15 to the accompanying consolidated financial statements), 4.2 million and 0.6 million shares issued as part of the purchase price consideration in the CBAM and Abingworth transactions during the year ended December 31, 2022 (see Note 4 to the accompanying consolidated financial statements), and shares issued and delivered in connection with our equity method investment in NGP during the years ended December 31, 2022 and 2021.

The Carlyle Group Inc. common stock repurchased during the period presented in the tables above relate to shares repurchased during the years ended December 31, 2022 and 2021 and subsequently retired as part of our stock repurchase programs.

The total shares as of December 31, 2022 as shown above exclude approximately 1.9 million net shares of common stock in connection with the vesting of restricted stock units subsequent to December 31, 2022 that will participate in the common stockholder dividend that will be paid on March 1, 2023.

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
Principles of Consolidation. The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities (“VIEs”). The Company describes the policies and procedures it uses in evaluating whether an entity is consolidated in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K. As part of its consolidation procedures, the Company evaluates: (1) whether it holds a variable interest in an entity, (2) whether the entity is a VIE, and (3) whether the Company’s involvement would make it the primary beneficiary.
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
Performance Allocations. As of December 31, 2022, we had performance allocations of $7.1 billion. Performance allocations consist of the allocation of profits from certain of the funds to which the Company is entitled (commonly known as carried interest). The Company is generally entitled to a 20% allocation (which can vary by fund) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors.

Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement, the Company recognizes revenues attributable to performance allocations based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as investment income related to performance allocations reflects the Company’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty in measuring the fair value of investments in the absence of observable market prices as discussed below, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material. If, at December 31, 2022, all of the investments held by the Company’s funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.5 billion, on an after-tax basis where applicable, of which approximately $0.7 billion would be the responsibility of current and former senior Carlyle professionals.
See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for information related to performance allocations for various fund types, preferred return hurdle rates, the timing of performance allocation recognition in investment income, and the potential for performance allocation income reversal.
Performance Allocation Related Compensation. As of December 31, 2022, we had accrued performance allocations and incentive fee-related compensation of $3.6 billion. A portion of the performance allocations earned is due to employees and advisers of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocation revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocation revenue, the related compensation expense, if any, is also reversed.
Income Taxes. The Carlyle Group Inc.is a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal (and state and local) corporate income taxes. Based on applicable federal, foreign, state and local tax laws, the Company records a provision for income taxes for certain entities. Tax positions taken by the Company are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities.
    As of December 31, 2022, we had gross deferred tax assets of $1.4 billion. The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded on the Company’s gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of the Company’s deferred tax assets, all evidence, both positive and negative, is evaluated. As of December 31, 2022, we recorded a valuation allowance of $56.7 million on our gross deferred tax assets. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. Lastly, the Company accounts for the tax on global intangible low-taxed income (“GILTI”) as incurred and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries. Changes in judgment as it relates to the realizability of these assets, as well as potential changes in corporate tax rates would have the effect of significantly reducing the value of the deferred tax assets.
    Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established, which is included in accounts payable, accrued expenses and other liabilities in the consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes. As of December 31, 2022, we had unrecognized tax benefits of $39.3 million, which if recognized would result in a reduction in the provision for income taxes of $27.1 million.
Fair Value Measurement. In the absence of observable market prices, the Company values its investments and its funds’ investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies and real estate properties, and certain debt positions. The valuation technique for each of these investments is described in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K.

Valuations of the funds’ investments are used in the calculation of accrued performance allocations, discussed above. The valuation methodologies can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of fund performance and accrued performance allocations. Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior fund net asset values would result in reduced earnings or losses for the applicable fund, the loss of potential performance allocations and incentive fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional funds. See Part I. Item 1A. “Risk Factors—Risks Related to Our Business Operations—Risks Related to the Assets We Manage—Valuation methodologies for certain assets in our funds can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of fund performance and accrued performance allocations.”
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

Our equity-method investment in NGP entitles us to 55% of the management fee-related revenue of the NGP entities that serve as advisors to the NGP Energy Funds and is subject to impairment under the U.S. GAAP accounting for equity method investments. We evaluate our equity method investment in NGP for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, but no less than quarterly. For example, challenges with fundraising or lower future management fees could cause an impairment of our investment in NGP in the future. As of December 31, 2022, we continue to believe that our investment in NGP is not impaired.
Equity-based Compensation. During the year ended December 31, 2022, we recognized $154.0 million in equity-based compensation expense. Compensation expense relating to the issuance of equity-based awards to Carlyle employees is measured at fair value on the grant date. In determining the aggregate fair value of any award grants, we make judgments as to the grant-date fair value, particularly the discount related to awards that do not participate in dividends during the vesting period. A decrease in the discount would result in an increase in equity-based compensation expense.
Intangible Assets and Goodwill. The Company’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair value of these identifiable assets and liabilities is recorded as goodwill. These valuations require management to make significant judgements, assumptions and estimates. The allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over their estimated useful lives, whereas goodwill is not amortized.
As of December 31, 2022, we had intangible assets, net of accumulated amortization, of $897.8 million, including $103.9 million of goodwill. Our finite-lived intangible assets have estimated useful lives which range from four to eight years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1 and between annual tests when events and circumstances indicate that impairment may have occurred.
Impairment testing requires the assessment of both qualitative and quantitative factors, including, but not limited to whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgements, assumptions and estimates. As of December 31, 2022, we continue to believe our intangible assets and goodwill are not impaired.

Recent Accounting Pronouncements
We discuss recent accounting pronouncements in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K.
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
Effect on Performance Allocations
Performance allocations reflect revenue primarily from carried interest on our carry funds. In our discussion of “Key Financial Measures” and “Critical Accounting Policies,” we disclose that performance allocations are recognized upon appreciation of the valuation of our funds’ investments above certain return hurdles and are based upon the amount that would be due to Carlyle at each reporting date as if the funds were liquidated at their then-current fair values. Changes in the fair value of the funds’ investments may materially impact performance allocations depending upon the respective funds’ performance to date as compared to its hurdle rate and the related carry waterfall.

The following table summarizes the incremental impact, including our Consolidated Funds, of a 10% change in total remaining fair value by segment as of December 31, 2022 on our performance allocations revenue:

	10% Increase in Total Remaining Fair Value	10% Decrease in Total Remaining Fair Value
	(Dollars in millions)
Global Private Equity	$1,913.5	$(2,113.9)
Global Credit	191.9	(112.3)
Global Investment Solutions	255.6	(248.3)
Total	$2,361.0	$(2,474.5)

The following table summarizes the incremental impact of a 10% change in Level III remaining fair value by segment as of December 31, 2022 on our performance allocations revenue:

	10% Increase in Level III Remaining Fair Value	10% Decrease in Level III Remaining Fair Value
	(Dollars in millions)
Global Private Equity	$1,828.4	$(2,006.7)
Global Credit	186.6	(110.8)
Global Investment Solutions	247.8	(241.4)
Total	$2,262.8	$(2,358.9)
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
Effect on Assets Under Management
Generally, our Fee-earning assets under management are not affected by changes in valuation. However, total assets under management is impacted by valuation changes to net asset value. The table below shows the remaining fair value and the percentage amount classified as Level III investments as defined within the fair value standards of U.S. GAAP:

	Remaining Fair Value	Percentage Amount Classified as Level III Investments
	(Dollars in millions)
Global Private Equity	$123,673	95%
Global Credit	$132,924	75%
Global Investment Solutions	$43,521	97%
Exchange Rate Risk
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Non-U.S. dollar denominated assets and liabilities are translated at year-end rates of exchange, and the consolidated statements of operations accounts are translated at rates of exchange in effect throughout the year. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2022, if there was a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar, the impact on our consolidated results of operations for the year then ended would be as follows: (a) fund management fees would decrease by $49.5 million, (b) performance allocations would decrease by $72.0 million and (c) principal investment income would remain flat.
Interest Rate Risk
We have obligations under our CLO term loans that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. The CLO term loans incur interest at EURIBOR plus an applicable rate. We do not have any interest rate swaps in place for these borrowings.

Based on our debt obligations payable as of December 31, 2022, we estimate that interest expense relating to variable rates would increase by approximately $4.2 million on an annual basis in the event interest rates were to increase by one percentage point.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of The Carlyle Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Carlyle Group Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2023 expressed an unqualified opinion thereon.

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

Measurement of principal equity method investments, including accrued performance allocations

Description of the matter	At December 31, 2022, the carrying value of the Company’s investments totaled approximately $10.8 billion and included principal equity method investments in sponsored unconsolidated funds (collectively, the “funds” or each, a “fund”) of approximately $3.7 billion and accrued performance allocations of approximately $7.1 billion. As discussed in Notes 3 and 6 to the consolidated financial statements, a significant input to the measurement of the Company’s principal equity method investments in the funds, including accrued performance allocations, is management’s estimate of the fair value of the investments held by each fund. Management estimates the fair value of the funds’ investments, including investments in the equity of private operating companies, real estate properties and certain debt positions, by applying the methodologies outlined in Notes 3 and 6 and using significant unobservable inputs and assumptions.

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

February 9, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of The Carlyle Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited The Carlyle Group Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Carlyle Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 9, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Tysons, VA
February 9, 2023

The Carlyle Group Inc.

Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$1,360.7	$2,469.5
Cash and cash equivalents held at Consolidated Funds	209.0	147.8
Restricted cash	0.8	5.6
Corporate treasury investments	20.0	—
Investments, including accrued performance allocations of $7,117.7 and $8,133.0 as of December 31, 2022 and 2021, respectively	10,767.9	10,832.0
Investments of Consolidated Funds	6,894.4	6,661.0
Due from affiliates and other receivables, net	579.4	379.6
Due from affiliates and other receivables of Consolidated Funds, net	101.9	138.8
Fixed assets, net	139.9	143.9
Lease right-of-use assets, net	337.0	361.1
Deposits and other	78.4	61.7
Intangible assets, net	897.8	34.9
Deferred tax assets	15.8	14.5
Total assets	$21,403.0	$21,250.4
Liabilities and equity
Debt obligations	$2,271.7	$2,071.6
Loans payable of Consolidated Funds	5,905.2	5,890.0
Accounts payable, accrued expenses and other liabilities	369.2	379.7
Accrued compensation and benefits	4,320.9	4,955.0
Due to affiliates	362.5	388.1
Deferred revenue	126.4	120.8
Deferred tax liabilities	402.7	487.1
Other liabilities of Consolidated Funds	279.3	683.9
Lease liabilities	502.9	537.8
Accrued giveback obligations	40.9	30.2
Total liabilities	14,581.7	15,544.2
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (362,298,650 and 355,367,876 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	3.6	3.6
Additional paid-in capital	3,138.5	2,717.6
Retained earnings	3,401.1	2,805.3
Accumulated other comprehensive loss	(322.2)	(247.5)
Non-controlling interests in consolidated entities	600.3	427.2
Total equity	6,821.3	5,706.2
Total liabilities and equity	$21,403.0	$21,250.4
See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Operations
(Dollars in millions, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Fund management fees	$2,030.1	$1,667.5	$1,486.0
Incentive fees	63.7	48.8	37.0
Investment income
Performance allocations	1,327.5	6,084.6	1,635.9
Principal investment income (loss)	570.5	637.3	(540.7)
Total investment income	1,898.0	6,721.9	1,095.2
Interest and other income	135.9	90.7	89.6
Interest and other income of Consolidated Funds	311.0	253.2	226.8
Total revenues	4,438.7	8,782.1	2,934.6
Expenses
Compensation and benefits
Cash-based compensation and benefits	1,052.0	908.0	849.6
Equity-based compensation	154.0	163.1	105.0
Performance allocations and incentive fee related compensation	719.9	2,961.0	779.1
Total compensation and benefits	1,925.9	4,032.1	1,733.7
General, administrative and other expenses	575.8	431.7	349.3
Interest	110.4	113.3	94.0
Interest and other expenses of Consolidated Funds	211.6	178.5	163.5
Other non-operating expenses (income)	1.0	1.5	(7.2)
Total expenses	2,824.7	4,757.1	2,333.3
Other income (loss)
Net investment gains (losses) of Consolidated Funds	(41.5)	2.5	(21.3)
Income before provision for income taxes	1,572.5	4,027.5	580.0
Provision for income taxes	287.8	982.3	197.2
Net income	1,284.7	3,045.2	382.8
Net income attributable to non-controlling interests in consolidated entities	59.7	70.5	34.6
Net income attributable to The Carlyle Group Inc. Common Stockholders	$1,225.0	$2,974.7	$348.2
Net income attributable to The Carlyle Group Inc. per common share (see Note 14)
Basic	$3.39	$8.37	$0.99
Diluted	$3.35	$8.20	$0.97
Weighted-average common shares
Basic	361,278,064	355,241,653	350,464,315
Diluted	365,707,722	362,574,564	358,393,802

Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$1,284.7	$3,045.2	$382.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of income tax (benefit) expense of $(16.0), $1.2 and $(33.5) for the years ended December 31, 2022, 2021 and 2020, respectively	(107.8)	(56.3)	49.6
Unrealized losses on Fortitude available-for-sale securities, net of income tax benefit of $(5.3) for the year ended December 31, 2020	—	—	(20.0)
Defined benefit plans, net
Unrealized net income (loss) for the period, net of income tax (benefit) expense of $4.6, $2.9 and $(2.3) for the years ended December 31, 2022, 2021 and 2020, respectively	14.5	9.5	(9.0)
Less: reclassification adjustment for unrecognized gain during the period included in base compensation expense, net of income tax (benefit) expense of $0.3, $0.7 and $0.6 for the years ended December 31, 2022, 2021 and 2020, respectively	1.0	2.1	1.8
Other comprehensive income (loss)	(92.3)	(44.7)	22.4
Comprehensive income	1,192.4	3,000.5	405.2
Comprehensive income attributable to non-controlling interests in consolidated entities	42.1	64.6	37.6
Comprehensive income attributable to The Carlyle Group Inc.	$1,150.3	$2,935.9	$367.6
See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Changes in Equity
(Dollars and shares in millions)

	Common Units	Common Shares	Partners’ Capital	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Entities	Non- controlling Interests in Carlyle Holdings	Total Equity
Balance at December 31, 2019	117.8	—	$703.8	$—	$—	$—	$(85.2)	$333.5	$2,017.5	$2,969.6
Reclassification resulting from Conversion - Partners' Capital	(117.8)	117.8	(703.8)	1.2	702.6	—	—	—	—	—
Reclassification resulting from Conversion - Non-controlling Interest in Carlyle Holdings	—	229.4	—	2.3	2,180.9	—	(165.7)	—	(2,017.5)	—
Shares repurchased	—	(1.1)	—	—	(26.4)	—	—	—	—	(26.4)
Tax effects resulting from Conversion	—	—	—	—	(62.9)	—	22.8	—	—	(40.1)
Equity-based compensation	—	—	—	—	113.4	—	—	—	—	113.4
Shares issued for equity-based awards	—	7.4	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	210.0		210.0
Distributions	—	—	—	—	(351.3)	—	—	(77.8)	—	(429.1)
Net income	—	—	—	—	—	348.2	—	34.6	—	382.8
Deconsolidation of Consolidated Entities	—	—	—	—	(10.1)	—	—	(262.3)	—	(272.4)
Currency translation adjustments	—	—	—	—	—	—	46.6	3.0	—	49.6
Unrealized loss on Fortitude available-for-sale securities	—	—	—	—	—	—	(20.0)	—	—	(20.0)
Defined benefit plans, net	—	—	—	—	—	—	(7.2)	—	—	(7.2)
Balance at December 31, 2020	—	353.5	$—	$3.5	$2,546.2	$348.2	$(208.7)	$241.0	$—	$2,930.2
Consolidated Statements of Changes in Equity
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2020	353.5	$3.5	$2,546.2	$348.2	$(208.7)	$241.0	$2,930.2
Shares repurchased	(3.2)	—	—	(161.8)	—	—	(161.8)
Equity-based compensation	—	0.1	166.6	—	—	—	166.7
Shares issued for equity-based awards	5.0	—	—	—	—	—	—
Shares issued for performance allocations	0.1	—	4.8	—	—	—	4.8
Contributions	—	—	—	—	—	216.2	216.2
Distributions	—	—	—	(355.8)	—	(94.6)	(450.4)
Net income	—	—	—	2,974.7	—	70.5	3,045.2
Currency translation adjustments	—	—	—	—	(50.4)	(5.9)	(56.3)
Defined benefit plans, net	—	—	—	—	11.6	—	11.6
Balance at December 31, 2021	355.4	$3.6	$2,717.6	$2,805.3	$(247.5)	$427.2	$5,706.2
Shares repurchased	(5.0)	$—	$—	$(185.6)	$—	$—	$(185.6)
Equity-based compensation	—	—	162.5	—	—	—	162.5
Shares issued for equity-based awards	6.2	—	—	—	—	—	—
Shares issued for performance allocations	0.9	—	38.9	—	—	—	38.9
Shares issued related to the acquisition of CBAM	4.2	—	194.5	—	—	—	194.5
Shares issued related to the acquisition of Abingworth	0.6	—	25.0	—	—	—	25.0
Contributions	—	—	—	—	—	391.2	391.2
Distributions	—	—	—	(443.6)	—	(216.8)	(660.4)
Net income	—	—	—	1,225.0	—	59.7	1,284.7
Deconsolidation of a Consolidated Entity	—	—	—	—	—	(47.6)	(47.6)
Non-controlling interests related to the acquisition of Abingworth	—	—	—	—	—	4.2	4.2
Currency translation adjustments	—	—	—	—	(90.2)	(17.6)	(107.8)
Defined benefit plans, net	—	—	—	—	15.5	—	15.5
Balance at December 31, 2022	362.3	$3.6	$3,138.5	$3,401.1	$(322.2)	$600.3	$6,821.3
See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$1,284.7	$3,045.2	$382.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	147.4	52.0	52.1
Right-of-use asset impairment, net of broker fees	—	24.8	—
Equity-based compensation	154.0	163.1	105.0
Non-cash performance allocations and incentive fees, net	393.6	(1,670.7)	(631.8)
Non-cash principal investment (income) loss	(553.4)	(618.5)	534.4
Other non-cash amounts	(10.3)	29.1	(2.9)
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	408.1	(76.6)	29.1
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(366.6)	74.1	(7.8)
Purchases of investments by Consolidated Funds	(3,826.2)	(5,407.0)	(3,140.0)
Proceeds from sale and settlements of investments by Consolidated Funds	2,860.4	4,888.7	2,013.8
Non-cash interest income, net	(12.1)	(11.8)	(8.1)
Change in cash and cash equivalents held at Consolidated Funds	(61.0)	30.3	13.9
Change in other receivables held at Consolidated Funds	19.3	(45.7)	(5.4)
Change in other liabilities held at Consolidated Funds	(336.8)	115.6	220.9
Other non-cash amounts of Consolidated Funds	0.1	—	0.5
Purchases of investments	(629.9)	(276.7)	(271.3)
Purchase of investment in Fortitude Re	—	—	(79.6)
Proceeds from the sale of investments	474.9	668.4	307.5
Payments of contingent consideration	(5.7)	(48.0)	—
Changes in deferred taxes, net	(73.2)	508.4	134.5
Change in due from affiliates and other receivables	(82.5)	(25.7)	1.9
Change in deposits and other	(11.8)	(12.5)	(2.0)
Change in accounts payable, accrued expenses and other liabilities	(14.3)	105.7	(4.0)
Change in accrued compensation and benefits	(135.4)	239.0	210.1
Change in due to affiliates	1.7	0.2	(29.2)
Change in lease right-of-use assets and lease liabilities	(8.8)	4.5	(9.8)
Change in deferred revenue	4.5	35.1	16.2
Net cash (used in) provided by operating activities	(379.3)	1,791.0	(169.2)
Cash flows from investing activities
Purchases of corporate treasury investments	(69.6)	—	—
Proceeds from corporate treasury investments	50.0	—	—
Purchases of fixed assets, net	(40.6)	(41.4)	(61.2)
Purchase of Abingworth, net of cash acquired	(150.2)	—	—
Purchase of CBAM intangibles and investments	(618.4)	—	—
Proceeds from sale of MRE, net of cash sold	—	5.9	—
Proceeds from sale of Brazil management entity, net of cash sold	—	3.3	—
Net cash used in investing activities	(828.8)	(32.2)	(61.2)
Cash flows from financing activities
Borrowings under credit facilities	—	70.0	294.1
Repayments under credit facilities	—	(70.0)	(329.9)
Issuance of 4.625% subordinated notes due 2061, net of financing costs	—	484.1	—
Repurchase of 3.875% senior notes due 2023	—	(259.9)	—
Proceeds from CLO borrowings, net of financing costs	73.2	111.7	20.5
Payments on CLO borrowings	(16.7)	(232.5)	(3.8)
Net borrowings on loans payable of Consolidated Funds	624.2	182.9	704.1
Payments of contingent consideration	—	(0.1)	(0.3)
Dividends to common stockholders	(443.6)	(355.8)	(351.3)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)	(68.8)
Contributions from non-controlling interest holders	391.2	216.2	210.0
Distributions to non-controlling interest holders	(216.8)	(94.6)	(77.8)
Common shares issued for performance allocations	38.9	4.8	—
Common shares repurchased	(185.6)	(161.8)	(26.4)
Change in due to/from affiliates financing activities	(81.2)	(68.7)	0.7
Change in due to/from affiliates and other receivables of Consolidated Funds	—	—	(0.8)
Net cash provided by (used in) financing activities	114.8	(242.5)	370.3
Effect of foreign exchange rate changes	(20.3)	(30.8)	21.7
(Decrease) increase in cash, cash equivalents and restricted cash	(1,113.6)	1,485.5	161.6
Cash, cash equivalents and restricted cash, beginning of period	2,475.1	989.6	828.0
Cash, cash equivalents and restricted cash, end of period	$1,361.5	$2,475.1	$989.6
Supplemental cash disclosures
Cash paid for interest	$91.5	$92.7	$80.1
Cash paid for income taxes	$402.1	$402.6	$35.4
Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM and Abingworth	$219.5	$—	$—
Tax effects from the conversion to a Corporation recorded in equity	$—	$—	$40.1
Net asset impact of deconsolidation of Consolidated Funds	$(47.7)	$(34.4)	$(253.6)
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,360.7	$2,469.5	$987.6
Restricted cash	0.8	5.6	2.0
Total cash, cash equivalents and restricted cash, end of period	$1,361.5	$2,475.1	$989.6
Cash and cash equivalents held at Consolidated Funds	$209.0	$147.8	$148.6

See accompanying notes.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
1. Organization and Basis of Presentation
    Carlyle is one of the world’s largest global investment firms that deploys private capital across its business through three reportable segments: Global Private Equity, Global Credit and Global Investment Solutions (see Note 17). In the Global Private Equity segment, Carlyle advises buyout, growth, real estate, infrastructure and natural resources funds. The primary areas of focus for the Global Credit segment are liquid credit, illiquid credit, real assets credit, and other credit such as insurance solutions, loan syndication and capital markets. The Global Investment Solutions segment provides investment opportunities and resources for investors and clients through secondary purchases and financing of existing portfolios, managed co-investment programs and primary fund investments. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products.
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
2. Recent Transactions
During the year ended December 31, 2022, the Company completed several transactions as outlined below.
Acquisition of Abingworth LLP (See Note 4)
On August 1, 2022, the Company acquired Abingworth LLP (“Abingworth”), a life sciences investment firm for a base purchase price of $186.2 million, of which $25.0 million was settled in newly-issued shares of the Company’s common stock. Consideration for Abingworth also includes up to $130 million in future incentive payments on the achievement of certain performance targets. The acquisition includes the rights to 15% of performance allocations generated by Abingworth’s two most recent active investment funds, Abingworth Bioventures 8 LP and Abingworth Clinical Co-Development Fund 2 LP.
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
Acquisition of CLO Management Contracts from CBAM Partners LLC (See Note 4)
On March 21, 2022, the Company acquired the management contracts related to a portfolio of assets primarily comprised of U.S. and European CLOs as well as other assets across private credit from CBAM Partners LLC (“CBAM”) for a purchase price of $812.9 million, of which $194.5 million was settled in newly-issued shares of the Company’s common stock. In connection with the acquisition of the CLO management contracts, the Company acquired CLO senior and subordinated notes of $175.9 million, a portion of which is financed through term loans and other financing arrangements.
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
As of December 31, 2022, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $7.2 billion and $6.2 billion, respectively. As of December 31, 2021, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $6.9 billion and $6.6 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees and contingent incentive fees have been eliminated as intercompany transactions. As of December 31, 2022, the Company held $110.6 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include certain investment funds in our Global Private Equity segment that are actively fundraising and are accounted for as consolidated VIEs due to the Company providing financing to bridge investment purchases. As of December 31, 2022, the Company held $374.6 million of notes receivable, including accrued interest, from these investment funds which represents its maximum risk of loss.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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

	As of December 31,
	2022	2021
	(Dollars in millions)
Investments	$1,124.0	$901.9
Accrued performance allocations	406.0	368.7
Management fee receivables	49.6	27.2
Total	$1,579.6	$1,297.8
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of December 31, 2022 and 2021.
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

All of the investments held and notes issued by the Consolidated Funds are presented at their estimated fair values in the Company’s consolidated balance sheets. Interest and other income of the Consolidated Funds, interest expense and other expenses of the Consolidated Funds, and net investment gains (losses) of Consolidated Funds are included in the Company’s consolidated statements of operations.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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
The Company accounts for performance allocations that represent a performance-based capital allocation from fund limited partners to the Company (commonly known as “carried interest”), as earnings from financial assets within the scope of ASC 323, Investments – Equity Method and Joint Ventures, and therefore are not in the scope of ASC 606. In accordance with ASC 323, the Company records equity method income (losses) as a component of investment income based on the change in its proportionate claim on net assets of the investment fund, including performance allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund’s governing agreements. See Note 6 for additional information on the components of investments and investment income. Performance fees that do not meet the definition of performance-based capital allocations are in the scope of ASC 606 and are included in incentive fees in the consolidated statements of operations. The calculation of unrealized performance revenues utilizes investment valuations of the funds’ underlying investments, which are derived using the policies, methodologies and templates prepared by the Company’s valuation group, as described in Note 5, Fair Value Measurement.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
over the subsequent six month period. For certain longer-dated carry funds and certain other closed-end funds, management fees are called quarterly over the life of the funds.

Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.4% to 0.5% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly in arrears based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The Company will receive management fees for the CLOs until redemption of the securities issued by the CLOs, which is generally five to ten years after issuance. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 1.0% of capital under management to 1.5% of gross assets, excluding cash and cash equivalents. Management fees for the Interval Fund are due monthly in arrears at the annual rate of 1.0% of the month-end value of the Interval Fund’s net assets. Carlyle Aviation Partners’ funds have varying management fee arrangements depending on the strategy of the particular fund. Under the strategic advisory services agreement with Fortitude, the Company earns a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability and which is due quarterly in arrears.

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

As of December 31, 2022 and 2021, management fee receivables, net of allowances for credit losses, were $236.9 million and $164.5 million, respectively, and are included in due from affiliates and other receivables, net, in the consolidated balance sheets.

The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. The Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global Capital Markets. Fund management fees includes transaction and portfolio advisory fees, as well as capital markets fees, of $106.2 million, $90.7 million and $50.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, net of any offsets as defined in the respective partnership agreements.

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of December 31, 2022 and 2021, the Company has accrued $40.9 million and $30.2 million, respectively, for giveback obligations.
Principal investment income (loss) is realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash income, such as dividends or distributions. Unrealized principal investment income (loss) results from the Company’s proportionate share of the investee’s unrealized earnings, including changes in the fair value of the underlying investment, as well as the reversal of unrealized gain (loss) at the time an investment is realized. Principal investment income (loss) also includes the Company’s allocation of earnings from its investment in Fortitude through June 2, 2020 (see Note 6). As it relates to the Company’s investments in NGP (see Note 6), principal investment income includes the related amortization of the basis difference between the Company’s carrying value of its investment and the Company’s share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by the Company to employees of its equity method investee.

Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying consolidated statements of operations. Interest income of the Consolidated Funds was $282.3 million, $231.3 million and

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
$211.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in interest and other income of Consolidated Funds in the accompanying consolidated statements of operations.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of December 31, 2022 and 2021, the Company had recorded a liability of $3.6 billion and $4.1 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying consolidated balance sheets.

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
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change in the provision for income taxes. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carry forwards. A valuation allowance is recorded on the Company’s gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of the Company’s deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. The Company accounts for the valuation allowance assessment on its deferred tax assets and without regard to the Company’s potential future corporate alternative minimum tax (“CAMT”) status. Lastly, the Company accounts for the tax on global intangible low-taxed income (“GILTI”) as incurred and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries.

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
chief compliance officer, the director of internal audit, the Company’s audit committee and others. Additionally, each quarter a sample of valuations are reviewed by external valuation firms. Valuations of the funds’ investments are used in the calculation of accrued performance allocations, or “carried interest.”
Investments, at Fair Value
Investments include (i) the Company’s ownership interests (typically general partner interests) in the Funds, (ii) strategic investments in Fortitude and NGP made by the Company (both of which are accounted for as equity method investments), (iii) the investments held by the Consolidated Funds (which are presented at fair value in the Company’s consolidated financial statements), and (iv) certain credit-oriented investments, including investments in the CLOs and the preferred securities of Carlyle Secured Lending, Inc. (“CSL,” formerly known as “TCG BDC, Inc.,” the preferred securities of which are referred to as the “BDC Preferred Shares”) (which are accounted for as trading securities).

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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
repledge or resell the securities to others. As of December 31, 2022, $284.4 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the consolidated balance sheets. See Note 8 for additional information.
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
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. Deferred revenue also includes transaction and portfolio advisory fees received by the Company that are required to offset fund management fees pursuant to the related fund agreements. As of December 31, 2022 and 2021, the balance was primarily comprised of transaction and portfolio advisory fees required to offset fund management fees.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of December 31, 2022 and 2021 were as follows:

	As of December 31,
	2022	2021
	(Dollars in millions)
Currency translation adjustments	$(322.0)	$(231.8)
Unrealized losses on defined benefit plans	(0.2)	(15.7)
Total	$(322.2)	$(247.5)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $25.2 million, $(13.5) million and $8.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, are included in general, administrative and other expenses in the consolidated statements of operations.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
4. Acquisitions
Abingworth Acquisition
On August 1, 2022, the Company acquired 100% of the equity interests in Abingworth, a London-based life sciences investment firm. Abingworth has $2 billion in assets under management and is included in the Company’s Global Private Equity business segment. The purchase price consisted of $161.2 million in cash and approximately 0.6 million newly issued, fully vested common shares ($25.0 million based on the value of the shares at closing). The transaction also included an earn-out of up to $130.0 million that is payable upon the achievement of certain revenue and earnings performance targets during 2023 through 2028, which will be accounted for as compensation expense. The Company consolidated the financial position and results of operations of Abingworth effective August 1, 2022 and accounted for this transaction as a business combination. In connection with this transaction, the Company incurred approximately $7.7 million of acquisition costs that are reflected in general, administrative and other expenses in the consolidated statements of operations for the year ended December 31, 2022.
The acquisition-date fair value of the consideration transferred and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (Dollars in millions):

Acquisition-date fair value of consideration transferred
Cash	$161.2
Shares of common stock (see Note 15)	25.0
Total consideration transferred	$186.2
Estimated fair value of assets acquired and liabilities assumed
Cash and receivables	$11.0
Investments in Abingworth funds	3.8
Lease right-of-use assets, fixed assets, and other assets, net	3.7
Deferred tax assets	6.4
Finite-lived intangible assets	88.0
Goodwill	91.1
Lease liabilities	(2.7)
Accrued expenses, accrued compensation and benefits, and other liabilities	(10.9)
Non-controlling interests in Abingworth entities(1)	(4.2)
Total	$186.2
(1)    Represents assets held by Abingworth entities which are consolidated VIEs. These assets are attributable to employees and are therefore reflected as non-controlling interests, and include investments in funds in which the Company did not acquire direct economic interests, which are presented as investments in Abingworth funds above.
The finite-lived intangible assets, which related to management contracts and customer relationships, are amortized using the straight-line method over a period ranging from five to eight years.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
This transaction was accounted for as an asset acquisition and the acquired contractual rights of $794.3 million are finite-lived intangible assets. The finite-lived intangible assets are amortized using the straight-line method over a period of primarily seven years, which reflects the Company’s assumptions regarding resets of the CLOs and extension of the CLO management contracts.
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

5. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy levels disclosed in Note 3 as of December 31, 2022:

	Level I	Level II	Level III	Total
Assets	(Dollars in millions)
Investments of Consolidated Funds:
Equity securities(1)	$—	$—	$430.6	$430.6
Bonds	—	—	594.9	594.9
Loans	—	—	5,352.9	5,352.9
	—	—	6,378.4	6,378.4
Investments in CLOs	—	—	526.1	526.1
Other investments(2)	1.6	41.6	79.4	122.6
Corporate treasury investments:
Commercial paper and other	—	20.0	—	20.0
	—	20.0	—	20.0
Foreign currency forward contracts	—	2.2	—	2.2
Subtotal	$1.6	$63.8	$6,983.9	$7,049.3
Investments measured at net asset value(3)				528.5
Total				$7,577.8
Liabilities
Loans payable of Consolidated Funds(4)	$—	$—	$5,491.6	$5,491.6
Foreign currency forward contracts	—	3.2	—	3.2
Total(5)	$—	$3.2	$5,491.6	$5,494.8
(1)This balance includes $377.4 million related to investments that have been bridged by the Company to investment funds that are actively fundraising and are accounted for as consolidated VIEs as of December 31, 2022.
(2)The Level III balance excludes $58.2 million related to two corporate investments in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to ASC 321, Investments – Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(3)Balance represents Fund Investments that the Company reports based on the most recent available information which typically has a lag of up to 90 days, of which $516.0 million relates to investments of Consolidated Funds.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
(4)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interest held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(5)Total liabilities balance excludes $235.6 million of senior notes measured at amortized cost and a $178.0 million revolving credit balance, both related to loans payable of Consolidated Funds.
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
 (1) The Level III balance excludes a corporate investment in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to ASC 321, Investments – Equity Securities. In December 2021, the Company remeasured this investment to a fair value of $54.9 million due to an observable price change. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(2) Balance represents Fund Investments that the Company reports based on the most recent available information which typically has a lag of up to 90 days, of which $145.5 million relates to investments of Consolidated Funds.
(3) Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(4) Total liabilities balance excludes a $79.0 million revolving credit balance related to loans payable of Consolidated Funds.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Year Ended December 31, 2022
	Investments of Consolidated Funds			Investments in CLOs		Total
	Equity securities	Bonds	Loans		Other investments
Balance, beginning of period	$17.9	$599.5	$5,898.1	$361.1	$78.7	$6,955.3
Deconsolidation/consolidation of funds (1)	(47.7)	—	—	—	—	(47.7)
Purchases	486.5	515.4	2,485.0	263.4	0.9	3,751.2
Sales and distributions	(14.5)	(419.6)	(1,738.7)	(41.9)	(4.7)	(2,219.4)
Settlements	—	(1.6)	(649.8)	—	—	(651.4)
Realized and unrealized gains (losses), net
Included in earnings	(10.9)	(60.5)	(392.7)	(25.6)	4.5	(485.2)
Included in other comprehensive income	(0.7)	(38.3)	(249.0)	(30.9)	—	(318.9)
Balance, end of period	$430.6	$594.9	$5,352.9	$526.1	$79.4	$6,983.9
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(16.4)	$(56.9)	$(380.6)	$(25.6)	$1.0	$(478.5)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.6)	$(16.5)	$(162.5)	$(30.9)	$—	$(210.5)

	Financial Assets Year Ended December 31, 2021
	Investments of Consolidated Funds			Investments in CLOs		Total
	Equity securities	Bonds	Loans		Other investments
Balance, beginning of period	$9.4	$550.4	$5,497.1	$489.4	$81.4	$6,627.7
Deconsolidation/consolidation of funds(2)	5.7	—	314.2	23.1	—	343.0
Purchases	0.5	729.6	4,530.6	102.4	0.7	5,363.8
Sales and distributions	(4.0)	(629.1)	(2,903.5)	(250.9)	(17.8)	(3,805.3)
Settlements	—	(3.8)	(1,346.8)	—	—	(1,350.6)
Realized and unrealized gains (losses), net
Included in earnings	7.0	(7.5)	88.0	(0.8)	14.4	101.1
Included in other comprehensive	(0.7)	(40.1)	(281.5)	(2.1)	—	(324.4)
Balance, end of period	$17.9	$599.5	$5,898.1	$361.1	$78.7	$6,955.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$4.4	$(0.9)	$30.1	$(1.2)	$14.6	$47.0
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.4)	$(13.9)	$(155.7)	$(2.1)	$—	$(172.1)

 (1) As a result of the deconsolidation of one fund during the year ended December 31, 2022.
(2) As a result of the consolidation of two CLOs during the year ended December 31, 2021, the investments that the Company held in these CLOs are now eliminated in consolidation and no longer included in investments in CLOs. As a result of the deconsolidation of one CLO during the year ended December 31, 2021, the investment that the Company held in that CLO is no longer eliminated in consolidation and is now included in investments in CLOs.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Year Ended December 31,
	2022	2021
Balance, beginning of period	$5,811.0	$5,563.0
Deconsolidation/consolidation of funds	—	360.8
Borrowings	1,603.1	3,197.9
Paydowns	(421.0)	(2,223.2)
Sales	(892.4)	(870.9)
Realized and unrealized (gains) losses, net
Included in earnings	(366.6)	74.1
Included in other comprehensive income	(242.5)	(290.7)
Balance, end of period	$5,491.6	$5,811.0
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(364.2)	$66.7
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(239.6)	$(270.6)

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Company’s Level III inputs as of December 31, 2022:

	Fair Value at			Range (Weighted Average)
(Dollars in millions)	December 31, 2022	Valuation Technique(s)	Unobservable Input(s)
Assets
Investments of Consolidated Funds:
Equity securities	$3.1	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 4.73 (0.18)
	363.5	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
			Terminal Growth Rate	0% - 7% ((5%))
		Comparable Multiple	EBITDA Multiple	12.7x - 12.7x (12.7x)
			TCF Multiple	23.8x - 23.8x (23.8x)
	64.0	Other(1)	N/A	N/A

Bonds	594.9	Consensus Pricing	Indicative Quotes (% of Par)	46 - 105 (88)
Loans	5,043.4	Consensus Pricing	Indicative Quotes (% of Par)	0 - 100 (91)
	11.8	Discounted Cash Flow	Discount Rates	0% - 9% (1%)
	248.7	Discounted Cash Flow	Discount Rates	7% - 10% (8%)
	37.4	Consensus Pricing	Indicative Quotes (% of Par)	97% - 98% (97%)
	11.1	Consensus Pricing	Indicative Quotes (% of Par)	91% - 91% (91%)
	0.5	Other(1)	N/A	N/A
	6,378.4
Investments in CLOs and other
Senior secured notes	462.1	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	67 - 100 (93)
			Discount Margins (Basis Points)	170 - 1,800 (386)
			Default Rates	2% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
Subordinated notes and preferred shares	64.0	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	0 - 82 (40)
			Discount Rate	15% - 25% (20%)
			Default Rates	2% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
Other investments:
BDC preferred shares	76.9	Market Yield Analysis	Market Yields	11% - 11% (11%)
Aviation subordinated notes	2.5	Discounted Cash Flow	Discount Rates	21% - 21% (21%)
Total	$6,983.9
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$5,303.3	Other(2)	N/A	N/A
Subordinated notes and preferred shares	188.3	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	21 - 96 (38)
			Discount Rates	15% - 25% (20%)
			Default Rates	2% - 3% (3%)
			Recovery Rates	50% - 70% (60%)
Total	$5,491.6

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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

6. Investments
Investments consist of the following:

	As of December 31,
	2022	2021
	(Dollars in millions)
Accrued performance allocations	$7,117.7	$8,133.0
Principal equity method investments, excluding performance allocations	2,922.0	2,128.6
Principal investments in CLOs	526.1	361.1
Other investments	202.1	209.3
Total investments	$10,767.9	$10,832.0

    Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of December 31,
	2022	2021
	(Dollars in millions)
Global Private Equity	$5,577.1	$6,412.8
Global Credit	193.9	300.3
Global Investment Solutions(1)	1,346.7	1,419.9
Total	$7,117.7	$8,133.0
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
Approximately 13% of accrued performance allocations at December 31, 2022 are related to Carlyle Partners VI, L.P., one of the Company’s Global Private Equity funds.
Approximately 25% of accrued performance allocations at December 31, 2021 are related to Carlyle Partners VI, L.P., one of the Company’s Global Private Equity funds.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee-related compensation (see Note 9), and accrued giveback obligations, which are separately presented in the consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of December 31,
	2022	2021
	(Dollars in millions)
Global Private Equity	$(18.4)	$(18.4)
Global Credit	(22.5)	(11.8)
Total	$(40.9)	$(30.2)

Principal Equity-Method Investments, Excluding Performance Allocations
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

	As of December 31,
	2022	2021
	(Dollars in millions)
Global Private Equity(1)	$1,853.5	$1,231.2
Global Credit(2)	974.2	819.7
Global Investment Solutions	94.3	77.7
Total	$2,922.0	$2,128.6
(1) The balance includes $1,015.7 million and $436.9 million as of December 31, 2022 and 2021, respectively, related to the Company’s equity method investments in NGP.
(2) As of December 31, 2022, the balance includes $646.0 million and $176.6 million related to the Company’s strategic investments in Fortitude and iStar, respectively, through Carlyle-affiliated investment funds. As of December 31, 2021, the balance includes $715.7 million related to the Company’s strategic investment in Fortitude.

The summarized financial information of the Company’s equity method investees from the date of initial investment is as follows (Dollars in millions):

	Global Private Equity			Global Credit			Global Investment Solutions			Aggregate Totals
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Statement of operations information
Investment income	$3,129.1	$1,736.4	$652.7	$1,803.9	$2,000.5	$1,012.2	$115.2	$107.2	$50.5	$5,048.2	$3,844.1	$1,715.4
Expenses	2,151.6	1,511.4	1,702.2	591.8	448.5	240.7	1,139.2	1,524.2	965.2	3,882.6	3,484.1	2,908.1
Net investment income (loss)	977.5	225.0	(1,049.5)	1,212.1	1,552.0	771.5	(1,024.0)	(1,417.0)	(914.7)	1,165.6	360.0	(1,192.7)
Net realized and unrealized gain (loss)	10,643.7	26,875.3	7,889.4	(1.9)	918.1	(682.5)	2,876.1	10,593.0	4,039.7	13,517.9	38,386.4	11,246.6
Net income (loss)	$11,621.2	$27,100.3	$6,839.9	$1,210.2	$2,470.1	$89.0	$1,852.1	$9,176.0	$3,125.0	$14,683.5	$38,746.4	$10,053.9

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

	Global Private Equity		Global Credit		Global Investment Solutions		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Balance sheet information
Investments	$115,130.1	$96,269.1	$24,555.6	$19,745.8	$32,326.2	$30,545.9	$172,011.9	$146,560.8
Total assets	$118,731.6	$103,063.3	$25,476.7	$21,135.4	$32,294.5	$30,517.0	$176,502.8	$154,715.7
Debt	$15,924.8	$10,552.6	$5,150.3	$5,186.6	$2,261.2	$1,841.1	$23,336.3	$17,580.3
Other liabilities	$1,338.3	$1,199.8	$418.0	$282.4	$825.6	$402.2	$2,581.9	$1,884.4
Total liabilities	$17,263.1	$11,752.4	$5,568.3	$5,469.0	$3,086.8	$2,243.3	$25,918.2	$19,464.7
Partners’ capital	$101,468.5	$91,310.9	$19,908.4	$15,666.4	$29,207.7	$28,273.7	$150,584.6	$135,251.0

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
In March 2022, the Company raised $2.0 billion in third-party equity capital from certain investors in Carlyle FRL and T&D, and committed $100 million from the Company for additional equity capital in Fortitude. In May 2022, Fortitude called $1.1 billion of the capital raise, with the remaining capital expected to be called in 2023. In connection with the capital raise and subsequent funding, the Company’s indirect ownership of Fortitude decreased from 19.9% to 13.5%. As a result of the dilution, the Company recorded a reduction in the carrying value of its equity method investment and corresponding loss of $176.9 million. At the time the remaining capital is called by Fortitude, the Company’s indirect ownership is expected to further decrease to 10.5%, and the Company expects to record an additional reduction in the carrying value of its equity method investment and corresponding loss of approximately $121 million, based on the carrying value as of December 31, 2022, subject to change based on the timing of the dilution and changes in the carrying value of the investment. As of December 31, 2022, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude at fair value, was $646.0 million, relative to its cost of $389.4 million.
The Company has a strategic asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of December 31, 2022, Fortitude Holdings and certain Fortitude reinsurance counterparties have committed approximately $9.2 billion of capital to-date to various Carlyle strategies. On April 1, 2022, the Company entered into a new strategic advisory services agreement with

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
certain subsidiaries of Fortitude through a newly-formed investment advisor, Carlyle Insurance Solutions Management L.L.C.
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
The Company’s investments in NGP as of December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022	2021
	(Dollars in millions)
Investment in NGP Management	$369.7	$371.8
Investments in NGP general partners - accrued performance allocations	564.5	3.8
Principal investments in NGP funds	81.5	61.3
Total investments in NGP	$1,015.7	$436.9
Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee-related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.5% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee-related revenues from NGP Management are primarily driven by NGP XII, NGP XI and NGP X during the years ended December 31, 2022, 2021 and 2020.
The Company records investment income (loss) for its equity income allocation from NGP management fee-related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Management fee-related revenues from NGP Management	$71.0	$72.9	$73.9
Expenses related to the investment in NGP Management	(11.5)	(10.8)	(11.0)
Amortization of basis differences from the investment in NGP Management	(1.4)	(2.9)	(4.3)
Net investment income from NGP Management	$58.1	$59.2	$58.6

The difference between the Company’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $1.4 million and $4.2 million as of December 31, 2021 and 2020, respectively; these differences were amortized over a period of 10 years from the initial investment date and were fully amortized as of December 31, 2022. The Company assesses the remaining carrying value of its equity method investment for impairment whenever events or

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
circumstances indicate that the carrying value may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and NGP’s ability to raise new funds.

Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its consolidated statements of operations. The Company recognized net investment earnings (losses) related to these performance allocations in its consolidated statements of operations of $560.7 million and $3.8 million for years ended December 31, 2022 and December 31, 2021. There were no net investment earnings (losses) related to these performance allocations for the year ended December 31, 2020.

Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The Company recognized net investment earnings (losses) related to principal investment income in its consolidated statements of operations of $44.5 million, $20.1 million and $(12.0) million for the years ended December 31, 2022, 2021 and 2020, respectively.

Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of December 31, 2022 and 2021were $526.1 million and $361.1 million, respectively, and consisted of investments in CLO senior and subordinated notes. In connection with the acquisition of the CBAM CLO management contracts in March 2022, the Company acquired investments in CLO senior and subordinated notes of $175.9 million (see Note 4). A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 8). As of December 31, 2022 and December 31, 2021, other investments includes the Company’s investment in the BDC Preferred Shares at fair value of $76.9 million and $72.5 million, respectively (see Note 11).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Performance allocations
Realized	$2,048.8	$2,956.7	$591.1
Unrealized	(721.3)	3,127.9	1,044.8
	1,327.5	6,084.6	1,635.9
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	73.1	266.2	135.5
Unrealized	546.4	290.8	(679.3)
	619.5	557.0	(543.8)
Principal investment income (loss) from investments in CLOs and other investments
Realized	5.0	1.9	0.3
Unrealized(1)	(54.0)	78.4	2.8
	(49.0)	80.3	3.1
Total	$1,898.0	$6,721.9	$1,095.2
(1) The year ended December 31, 2021 includes investment income of $49.8 million associated with the remeasurement of a corporate investment, which was previously carried at cost, resulting from observable price changes pursuant to ASC 321, Investments - Equity Securities.
The performance allocations included in revenues are derived from the following segments:

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Global Private Equity	$1,098.3	$5,223.2	$1,440.5
Global Credit	24.0	156.6	21.5
Global Investment Solutions	205.2	704.8	173.9
Total	$1,327.5	$6,084.6	$1,635.9
Approximately 19%, or $245.8 million, of performance allocations for the year ended December 31, 2022 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Realty Partners VIII, L.P. (Global Private Equity segment) – $260.8 million,
•Carlyle Europe Partners V, L.P. (Global Private Equity segment) – $259.3 million,
•Carlyle Power Partners II, L.P. (Global Private Equity segment) – $203.3 million,
•Carlyle Europe Technology Partners IV, L.P. (Global Private Equity segment) – $179.8 million,
•Carlyle Partners VI, L.P. (Global Private Equity segment) – $(436.9) million
Approximately 34%, or $2,045.3 million, of performance allocations for the year ended December 31, 2021 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Global Private Equity segment) – $1,453.1 million,
•Carlyle Partners VII, L.P. (Global Private Equity segment) – $988.4 million
Approximately 89%, or $1,455.3 million, of performance allocations for the year ended December 31, 2020 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VI, L.P. (Global Private Equity segment) – $1,251.5 million,
•Carlyle Asia Partners IV, L.P. (Global Private Equity segment) – $374.1 million
Carlyle’s investment income (loss) from its principal equity method investments consists of:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Global Private Equity	$744.8	$346.7	$137.1
Global Credit	(134.8)	183.4	(690.4)
Global Investment Solutions	9.5	26.9	9.5
Total	$619.5	$557.0	$(543.8)

Principal investment loss for Global Credit for the year ended December 31, 2022 includes an investment loss of $176.9 million on the Company’s equity method investment in Carlyle FRL related to the dilution of the Company’s indirect ownership in Fortitude from 19.9% to 13.5%. Principal investment loss for Global Credit for the year ended December 31, 2020 includes a loss of $620.7 million related to the contribution of the Company’s investment in Fortitude Holdings to Carlyle FRL, as discussed above in “Strategic Investment in Fortitude.”
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the year ended December 31, 2022, the Company did not form any new CLOs for which the Company is the primary beneficiary. Investments in Consolidated Funds as of December 31, 2022 also include $377.4 million related to

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
investments that have been bridged by the Company to investment funds that are actively fundraising and are accounted for as consolidated VIEs. During the fourth quarter of 2022, the Company purchased $61.0 million of certain third-party interests in a Global Investment Solutions fund. The fund is consolidated in the Company’s consolidated financial statements as of December 31, 2022.

The following table presents a summary of the investments held by the Consolidated Funds. Investments held by the Consolidated Funds do not represent the investments of all Carlyle sponsored funds.

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry	December 31,		December 31,
Description or Investment Strategy	2022	2021	2022	2021
	(Dollars in millions)
United States
Equity securities:
Infrastructure	$413.4	—	6.00%	—%
Other	13.9	—	0.20%	—%
Total equity securities (cost of $436.0 and $— at December 31, 2022 and 2021, respectively)	427.3	—	6.20%	—%
Partnership and LLC interests:
Fund Investments	$515.9	$120.5	7.48%	1.81%
Total Partnership and LLC interests (cost of $504.2 and $120.8 at December 31, 2022 and 2021, respectively)	515.9	120.5	7.48%	1.81%
Loans:
Aerospace & Defense	$10.9	$79.8	0.16%	1.20%
Collateralized Debt Obligation	11.6	—	0.17%	—%
Environmental Industries	0.9	0.9	0.01%	0.01%
Investment Company	—	51.3	—%	0.77%
Other	—	25.0	—%	0.38%
Total loans (cost of $26.4 and $157.1 at December 31, 2022 and 2021, respectively)	23.4	157.0	0.34%	2.36%
Assets of the CLOs:
Bonds	$57.5	$40.2	0.83%	0.60%
Equity	1.3	8.5	0.02%	0.13%
Loans	2,717.9	2,629.4	39.42%	39.47%
Total assets of the CLOs (cost of $2,974.2 and $2,697.9 at December 31, 2022 and 2021, respectively)	2,776.7	2,678.1	40.27%	40.20%
Total United States	$3,743.3	$2,955.6	54.29%	44.37%

Europe
Assets of the CLOs:
Bonds	$533.5	$557.6	7.74%	8.37%
Equity	2.1	9.4	0.03%	0.14%
Loans	2,527.2	3,058.8	36.66%	45.92%
Total assets of the CLOs (cost of $3,334.0 and $3,649.0 at December 31, 2022 and 2021, respectively)	3,062.8	3,625.8	44.43%	54.43%
Total Europe	$3,062.8	$3,625.8	44.43%	54.43%
Global
Assets of the CLOs:
Bonds	$3.9	$1.7	0.06%	0.03%
Loans	84.4	77.9	1.22%	1.17%
Total assets of the CLOs (cost of $96.7 and $80.5 at December 31, 2022 and 2021, respectively)	88.3	79.6	1.28%	1.20%
Total Global	$88.3	$79.6	1.28%	1.20%
Total investments of Consolidated Funds (cost of $7,371.5 and $6,705.3 at December 31, 2022 and 2021, respectively)	$6,894.4	$6,661.0	100.00%	100.00%

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Interest income from investments	$282.3	$231.3	$211.6
Other income	28.7	21.9	15.2
Total	$311.0	$253.2	$226.8
Net Investment Gains (Losses) of Consolidated Funds
Net investment gains (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment gains (losses) of Consolidated Funds are as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(408.1)	$76.6	$(29.1)
Gains (losses) from liabilities of CLOs	366.6	(74.1)	7.8
Total	$(41.5)	$2.5	$(21.3)
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Realized gains (losses)	$(29.6)	$9.6	$(91.3)
Net change in unrealized gains (losses)	(378.5)	67.0	62.2
Total	$(408.1)	$76.6	$(29.1)

7. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
	(Dollars in millions)
Acquired contractual rights	$920.2	$48.0
Accumulated amortization	(126.3)	(26.4)
Finite-lived intangible assets, net	793.9	21.6
Goodwill	103.9	13.3
Intangible assets, net	$897.8	$34.9

    As of December 31, 2022, goodwill included $91.1 million related to the Company’s Global Private Equity segment in connection with the acquisition of Abingworth. The remaining balance as of December 31, 2022 and 2021 consisted of $5.5

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
million and $5.5 million associated with the Company’s Global Credit segment, respectively, and $7.3 million and $7.8 million associated with the Company’s Global Investment Solutions segment, respectively.

    As discussed in Note 3, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2022, the Company recorded an impairment charge of $4.0 million on certain acquired contractual rights related to Carlyle Aviation Partners as a result of impaired income streams from aircraft under lease in Russia. No impairment losses were recorded during the years ended December 31, 2021 and 2020.
Intangible asset amortization expense was $103.9 million, $10.2 million and $14.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in general, administrative, and other expenses in the consolidated statements of operations.
    The following table summarizes the expected amortization expense for 2023 through 2027 and thereafter (Dollars in millions):

2023	$131.2
2024	131.3
2025	131.2
2026	131.1
2027	121.0
Thereafter	148.1
$793.9

8. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The Company’s debt obligations consist of the following:

	As of December 31,
	2022		2021
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$421.7	$418.1	$222.6	$219.0
5.625% Senior Notes Due 3/30/2043	600.0	600.6	600.0	600.6
5.650% Senior Notes Due 9/15/2048	350.0	346.3	350.0	346.1
3.500% Senior Notes Due 9/19/2029	425.0	422.0	425.0	421.6
4.625% Subordinated Notes Due 5/15/2061	500.0	484.7	500.0	484.3
Total debt obligations	$2,296.7	$2,271.7	$2,097.6	$2,071.6

    Senior Credit Facility
As of December 31, 2022, the senior credit facility, which was amended on April 29, 2022, included $1.0 billion in a revolving credit facility. The revolving credit facility is scheduled to mature on April 29, 2027, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at SOFR (or similar benchmark for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% (at December 31, 2022, the interest rate was 5.46%). Prior to the April 2022 amendment, the size of the revolving credit facility was $775.0 million, which was scheduled to mature February 11, 2024, and accrued interest either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at LIBOR plus an applicable margin not to exceed 1.50%. There was no amount outstanding under the revolving credit facility as of December 31, 2022. The Company made no borrowings under the revolving credit facility during the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, the Company borrowed and repaid in full

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
$250.0 million under the revolving credit facility. Interest expense under the senior credit facility was not significant for the years ended December 31, 2022, 2021 and 2020.
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
During the year ended December 31, 2022, the Company made no borrowings under the credit facility and there was no balance outstanding as of December 31, 2022. During the year ended December 31, 2021, the Company borrowed $70.0 million and repaid $70.0 million under the credit facility, and there was no borrowing outstanding under this facility as of December 31, 2021. During the year ended December 31, 2020, the Company borrowed $44.1 million and repaid $79.9 million under the credit facility, and there was no borrowing outstanding under this facility as of December 31, 2020. Interest expense was not significant for the years ended December 31, 2022, 2021 and 2020.
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding December 31, 2022	Borrowing Outstanding December 31, 2021	Maturity Date(1)	Interest Rate as of December 31, 2022
February 28, 2017	$38.7	$51.3	November 17, 2031	2.40%	(2)
June 29, 2017	54.8	—	July 20, 2030	5.89%	(4),(6)
December 6, 2017	43.8	—	January 15, 2031	5.45%	(5),(6)
March 15, 2019	1.8	1.9	March 15, 2032	10.15%	(3)
August 20, 2019	3.9	4.1	August 15, 2032	6.53%	(3)
September 15, 2020	19.1	20.3	April 15, 2033	2.96%	(3)
January 8, 2021	19.9	21.3	January 15, 2034	3.87%	(3)
March 9, 2021	19.1	20.3	August 15, 2030	3.17%	(3)
March 30, 2021	18.0	19.1	March 15, 2032	3.75%	(3)
April 21, 2021	3.4	3.7	April 15, 2033	7.23%	(3)
May 21, 2021	15.0	15.9	November 17, 2031	3.16%	(3)
June 4, 2021	20.0	21.3	January 16, 2034	3.66%	(3)
June 10, 2021	1.3	1.4	November 17, 2031	4.65%	(3)
July 15, 2021	15.0	—	July 15, 2034	3.67%	(3),(6)
July 20, 2021	20.0	—	July 20, 2031	3.73%	(3),(6)
August 4, 2021	16.2	17.2	August 15, 2032	3.54%	(3)
October 27, 2021	23.3	24.8	October 15, 2035	3.78%	(3)
November 5, 2021	13.8	—	January 14, 2034	3.46%	(3),(6)
January 6, 2022	20.1	—	February 15, 2035	4.18%	(3)
February 22, 2022	20.1	—	November 10, 2035	4.24%	(3)
July 13, 2022	16.9	—	January 13, 2035	3.61%	(3)
October 25, 2022	17.5	—	October 25, 2035	5.62%	(3)
	$421.7	$222.6

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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
(4)    Incurs interest at LIBOR plus 1.65%.
(5)    Incurs interest at LIBOR plus 1.37%.
(6)    The respective CLO assets were purchased in connection with the asset acquisition from CBAM in March 2022 (see Note 4). The formation date listed is the original formation date of the related CLO.

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the years ended December 31, 2022, 2021 and 2020 was $10.7 million, $5.6 million, and $8.5 million, respectively. The fair value of the outstanding balance of the CLO term loans at December 31, 2022 and 2021 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

    European CLO Financing - February 28, 2017
    On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions provided a €36.1 million term loan ($38.7 million at December 31, 2022) to the Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (2.40% at December 31, 2022).

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
The Company assumed liabilities under master credit agreements previously entered into by CBAM under which a financial institution provided term loans to CBAM for the purchase of eligible interests in CLOs (see Note 4). Term loans issued under these master credit agreements are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans bear interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes, which is due quarterly. As of December 31, 2022, term loans under these agreements had $98.6 million outstanding. The master credit agreements mature in July 2030 and January 2031, respectively.
        CLO Repurchase Agreements
    On February 5, 2019, the Company entered into a master credit facility agreement (the “Carlyle CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. The initial maximum facility amount is €100.0 million, which has been, and may further be, expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the Carlyle CLO Financing Facility. Each transaction entered into under the Carlyle CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of December 31, 2022, €203.6 million ($218.0 million) was outstanding under the Carlyle CLO Financing Facility.
The Company assumed liabilities under a master credit facility agreement previously entered into by CBAM (the “CBAM CLO Financing Facility,” together with the Carlyle CLO Financing Facility, the “CLO Financing Facilities”) to finance a portion of the risk retention investments in certain European CLOs managed by CBAM (see Note 4). The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CBAM CLO Financing Facility. Each transaction entered into under the CBAM CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
have been sold plus a spread to be agreed upon by the parties. As of December 31, 2022, €61.9 million ($66.3 million) was outstanding under the CBAM CLO Financing Facility.
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
    Senior Notes
    Certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

	Aggregate Principal Amount			Interest Expense
		Fair Value(1) As of December 31,		For The Years Ended December 31,
		2022	2021	2022	2021	2020
3.875% Senior Notes Due 2/1/2023 (2)	$—	$—	$—	$—	$8.9	$9.9
5.625% Senior Notes Due 3/30/2043 (3)	600.0	545.8	795.5	33.7	33.7	33.8
5.650% Senior Notes Due 9/15/2048 (4)	350.0	322.2	484.7	19.9	19.9	19.9
3.500% Senior Notes Due 9/19/2029 (5)	425.0	364.1	457.4	15.3	15.3	15.3
				$68.9	$77.8	$78.9

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
As of December 31, 2022 and December 31, 2021, the fair value of the Subordinated Notes was $323.8 million and $506.0 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For the year ended December 31, 2022, the Company incurred $23.5 million of interest expense on the Subordinated Notes. For the period from May 11, 2021 through December 31, 2021, the Company incurred $14.8 million of interest expense on the Subordinated Notes.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of December 31, 2022.

     Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the CLOs. As of December 31, 2022 and 2021, the following borrowings were outstanding (Dollars in millions):

	As of December 31, 2022
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes (1)	$5,849.2	$5,303.3	3.97%		9.48
Subordinated notes	234.0	188.3	N/A	(2)	9.69
Total	$6,083.2	$5,491.6

	As of December 31, 2021
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$5,585.4	$5,561.1	1.68%		10.25
Subordinated notes	317.6	249.9	N/A	(2)	10.41
Total	$5,903.0	$5,811.0

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

(1)Borrowing Outstanding as of December 31, 2022 includes $235.6 million of senior secured notes that are carried at par value. The fair value of these senior secured notes at December 31, 2022 approximated par value based on current market rates for similar debt instruments. These senior secured notes are classified as Level III within the fair value hierarchy.
(2)The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of December 31, 2022 and 2021, the fair value of the CLO assets was $6.2 billion and $6.7 billion, respectively.

9. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of December 31,
	2022	2021
	(Dollars in millions)
Accrued performance allocations and incentive fee-related compensation	$3,625.3	$4,087.8
Accrued bonuses	466.6	521.4
Employment-based contingent cash consideration(1)	76.5	6.3
Accrued pension liability	9.5	27.4
Other(2)	143.0	312.1
Total	$4,320.9	$4,955.0
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
(2) Includes $26.7 million and $207.0 million of realized performance allocations and incentive fee-related compensation not yet paid to participants as of December 31, 2022 and 2021, respectively.
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Realized	$1,026.4	$1,414.5	$337.2
Unrealized	(306.5)	1,546.5	441.9
Total	$719.9	$2,961.0	$779.1
Certain employees of AlpInvest are covered by defined benefit pension plans sponsored by AlpInvest. As of December 31, 2022 and 2021, the benefit obligation of those pension plans totaled approximately $60.6 million and $96.3 million, respectively. As of December 31, 2022 and 2021, the fair value of the plans’ assets was approximately $51.1 million and $68.9 million, respectively. At December 31, 2022 and 2021, the Company recognized a liability of $9.5 million and $27.4 million, respectively, representing the funded status of the plans, which was included in accrued compensation and benefits in the accompanying consolidated financial statements. For the years ended December 31, 2022, 2021 and 2020, the net periodic benefit cost recognized was $4.1 million, $6.1 million and $5.5 million, respectively, which is included in cash-based compensation and benefits expense (for the service cost component) and other non-operating expenses (for non-service cost components) in the accompanying consolidated financial statements. No other employees of the Company are covered by defined benefit pension plans.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
10. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of December 31, 2022 (Dollars in millions):

Unfunded
Commitments
Global Private Equity	$3,300.0
Global Credit	389.0
Global Investment Solutions	260.9
Total	$3,949.9
Of the $3.9 billion of unfunded commitments, approximately $3.2 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of December 31, 2022, certain subsidiaries of the Company had €20.0 million ($21.4 million) in commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform, which were extinguished in January 2023.
Guaranteed Loans
    From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the Company are the guarantors of revolving credit facilities for certain funds in the Global Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the net asset value of the guarantor subsidiaries, which was approximately $4.5 million as of December 31, 2022. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $40.9 million at December 31, 2022, is shown as accrued giveback obligations in the consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at December 31, 2022. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 3). The Company has $10.4 million unbilled receivables from former and current employees and senior Carlyle professionals as of December 31, 2022 related to giveback obligations. There were no such amounts receivable as of December 31, 2021. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $135.9 million and $153.3 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of December 31, 2022 and 2021, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of December 31, 2022, approximately $18.9 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $22.0 million.
If, at December 31, 2022, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
$1.5 billion, on an after-tax basis where applicable, of which approximately $0.7 billion would be the responsibility of current and former senior Carlyle professionals.
    Leases
    The Company’s leases primarily consist of operating leases for office space in various countries around the world, including its largest offices in Washington, D.C., New York City, London and Hong Kong. These leases have remaining lease terms of one year to 14 years, some of which include options to extend for up to 5 years and some of which include an option to terminate the leases within one year. The Company also has operating leases for office equipment and vehicles, which are not significant.
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
The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Year Ended December 31,
	2022	2021
Operating lease cost	$56.3	$55.5
Sublease income	(6.0)	(3.5)
Total operating lease cost	$50.3	$52.0

Cash paid for amounts included in the measurement of operating lease liabilities	$64.1	$50.8

Weighted-average remaining lease term	10.8	12.0
Weighted-average discount rate	4.2%	4.1%

Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2023	$68.1
2024	64.5
2025	60.5
2026	58.3
2027	59.0
Thereafter	339.2
Total lease payments	$649.6
Less payments for leases that have not yet commenced	(28.4)
Less imputed interest	(118.3)
Total lease liabilities	$502.9

Rent expense was approximately $56.3 million, $55.5 million and $47.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in general, administrative and other expenses in the consolidated statements of operations.

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
The Authentix Matter
Authentix, Inc. (“Authentix”) was a majority-owned portfolio company in one of the Company’s investment funds, Carlyle U.S. Growth Fund III, L.P. (“CGF III”). When Authentix was owned by CGF III, two of the Company’s employees served on Authentix’s board of directors. After a lengthy sale process, Authentix was sold for an aggregate sale price of $87.5 million. On August 7, 2020, certain of the former minority shareholders in Authentix filed suit in Delaware Chancery Court, alleging that the Authentix board of directors, CGF III, and the Company breached various fiduciary duties by agreeing to a sale of Authentix at an inopportune time and at a price that was too low. Plaintiffs seek damages for a portion of the lost profits from the sale—the difference between the actual sale price and the purported maximum amount for which Authentix could have sold, multiplied by Plaintiff’s ownership percentage. Plaintiffs also seek disgorgement of any profits received by the Company stemming from the sale. A trial is scheduled to begin in Delaware in October 2023. The former directors of Authentix are covered by indemnification from Authentix and an Authentix insurance policy. The defendants intend to contest the claims vigorously.
The Tax Receivable Agreement Matter
The Company came into existence on January 1, 2020, when its predecessor, The Carlyle Group, L.P. (the “PTP”), converted from a partnership into a corporation (the “Conversion”). On July 29, 2022, an alleged stockholder of the Company, the City of Pittsburgh Comprehensive Municipal Trust Fund (the “Plaintiff”), filed suit in the Delaware Court of Chancery, alleging a direct claim against the Company for breach of its certificate of incorporation and a derivative claim on behalf of the Company against certain current and former officers and directors of the Company. Plaintiff challenges the receipt, by certain officers of the PTP and certain directors of the general partner of the PTP, of a right to cash payments associated with the elimination of a tax receivable agreement in connection with the Conversion. Plaintiff is seeking monetary damages, restitution, and an injunction preventing the Company from making any future cash payments for the elimination of the tax receivable agreement in connection with the Conversion. By virtue of the derivative nature of the primary claims (i.e., that the claims are aimed primarily at certain officers and directors), it is remote that the Company itself will pay material damage awards based on the Plaintiff’s claims, although the Company is expected to incur legal defense fees to the extent not covered by insurance. The defendants filed a motion to dismiss the complaint on October 28, 2022. The Plaintiff amended its complaint on January 31, 2023. The officer and director defendants intend to contest the claims vigorously.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s financial results in any particular period.
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2022, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($18.9 million as of December 31, 2022) for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The Company considers cash, cash equivalents, securities, receivables, principal equity method investments, accounts payable, accrued expenses, other liabilities, loans, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior notes and subordinated notes, the carrying amounts reported in the consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior and subordinated notes is disclosed in Note 8.
11. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at December 31, 2022 and 2021:

	As of December 31,
	2022	2021
	(Dollars in millions)
Accrued incentive fees	$16.4	$12.2
Unbilled receivable for giveback obligations from current and former employees	10.4	—
Notes receivable and accrued interest from affiliates	41.5	25.3
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	511.1	342.1
Total	$579.4	$379.6
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.02% as of December 31, 2022. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable includes loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of December 31, 2022 and December 31, 2021 also include interest-bearing loans of $23.2 million and $18.2 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (6.50% as of December 31, 2022) and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.

    Due to Affiliates
The Company had the following due to affiliates balances at December 31, 2022 and 2021:

	As of December 31,
	2022	2021
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$16.4	$—
Due to non-consolidated affiliates	87.1	60.5
Amounts owed under the tax receivable agreement	100.0	101.9
Deferred consideration for Carlyle Holdings units	134.4	200.5
Other	24.6	25.2
Total	$362.5	$388.1

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The Company has recorded obligations for amounts due to certain of its affiliates. The Company periodically offsets expenses it has paid on behalf of its affiliates against these obligations.
Deferred consideration for Carlyle Holdings units relates to the remaining obligation to the holders of Carlyle Holdings partnership units who will receive cash payments aggregating to $1.50 per Carlyle Holdings partnership unit exchanged in connection with the Conversion, payable in five annual installments of $0.30. The first four annual installment payments occurred in January in each of 2020, 2021, 2022 and 2023. The obligation was initially recorded at fair value, net of a discount of $11.3 million and measured using Level III inputs in the fair value hierarchy.
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
Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Company for the business use of these aircraft by senior Carlyle professionals and other employees was made at market rates throughout the year based on budgeted business usage. When actual business use exceeded budgeted aircraft use, the Company made additional payments to the aircraft owner and/or the aircraft management company, as appropriate. Similarly, when the aggregate amount paid for budgeted aircraft use exceeded the calculated costs of actual business use, or results in rates which exceed market aircraft charter rates, the Company receives reimbursement of such excess payments from the aircraft owner and/or the aircraft management company, as appropriate. These adjustments were calculated annually and payments or reimbursements were generally made after year-end. During the years ended December 31, 2022, 2021 and 2020 the Company made net payments of $0.7 million, received net reimbursements of $1.1 million and made net payments of $4.8 million, respectively, related to these aircraft lease agreements. The accrual of aircraft fees is included in general, administrative, and other expenses in the consolidated statements of operations. During the year ended December 31, 2022, the Company terminated its remaining aircraft lease agreement, and as of December 31, 2022, the Company had no active aircraft lease agreements. As of December 31, 2022, the Company had a reimbursement receivable of $0.4 million related to actual business usage and market rate adjustments, which was received in January 2023.
On May 5, 2020, the Company purchased 2,000,000 of the BDC Preferred Shares from CSL in a private placement at a price of $25 per share. Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at CSL’s option, 9.0% per annual payable in additional BDC Preferred Shares. The BDC Preferred Shares are convertible at the Company’s option, in whole or in part, into the number of shares of common stock equal to $25 per share plus any accumulated but unpaid dividends divided by an initial conversion price of $9.50 per share, subject to certain adjustments. At any time after May 5, 2023 and with the approval of its board of directors, CSL will have the option to redeem the BDC Preferred Shares, in whole or in part. In such case, the Company has the right to convert its shares, in whole or in part, prior to the date of redemption. The Company recorded dividend income of $3.5 million and $3.5 million, respectively, during the twelve months ended December 31, 2022 and 2021. Dividend income from the BDC Preferred Shares is included in interest and other income in the consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which is recorded at fair value, is $76.9 million and $72.5 million as of December 31, 2022 and 2021, respectively, and included in investments, including accrued performance allocations, in the consolidated balance sheets.
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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
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

12. Income Taxes
The income before provision for income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
U.S. domestic income	$1,402.9	$3,816.2	$439.5
Foreign income	169.6	211.3	140.5
Total income before provision for income taxes	$1,572.5	$4,027.5	$580.0

The provision for income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Current
Federal income tax	$263.6	$351.3	$0.3
State and local income tax	30.4	59.6	3.6
Foreign income tax	55.6	56.5	50.2
Total current	349.6	467.4	54.1
Deferred
Federal income tax	(25.1)	450.7	127.2
State and local income tax	(3.3)	48.9	15.8
Foreign income tax	(33.4)	15.3	0.1
Total deferred	(61.8)	514.9	143.1
Total provision for income taxes	$287.8	$982.3	$197.2
The following table summarizes the effective income tax rate:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Income before provision for income taxes	$1,572.5	$4,027.5	$580.0
Provision for income taxes	$287.8	$982.3	$197.2
Effective income tax rate	18.30%	24.39%	34.00%
The effective tax rate is impacted by a variety of factors, including, but not limited to, changes in the sources of income or loss during the period and whether such income or loss is taxable to the Company and its subsidiaries. The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
State and local income taxes	0.83%	2.35%	2.08%
Foreign income taxes(1)	(1.75)%	0.64%	4.76%
Income passed through to common unitholders and non-controlling interest holders(2)	(0.67)%	(0.07)%	(2.02)%
Equity-based compensation	(0.67)%	(0.60)%	(3.09)%
Valuation allowance	0.30%	0.79%	(2.25)%
Impact of change in tax status due to Conversion(3)	—%	—%	14.59%
Unrecognized tax benefits	0.01%	0.02%	1.64%
Other adjustments(4)	(0.75)%	0.26%	(2.71)%
Effective income tax rate	18.30%	24.39%	34.00%
(1)2022 includes a tax benefit due to restructuring the ownership of its foreign Global Investment Solutions business and the impact of amending the Company's 2020 tax return to claim a foreign tax credit rather than the original filing position claiming a foreign tax deduction. In addition, 2022 and 2021 include the impact of claiming foreign tax credits while 2020 includes the deduction of foreign taxes.
(2)Includes income that is not taxable to the Company and its subsidiaries.
(3)Refer to Note 11 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for more information on the tax impacts of the Company's Corporate Conversion completed January 1, 2020.
(4)2020 includes a benefit of (2.64)% related to the disposal of certain foreign subsidiaries, which resulted in the recognition of long-term capital losses.
Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following table summarizes the tax effects of the temporary differences:

	As of December 31,
	2022	2021
	(Dollars in millions)
Deferred tax assets
Federal foreign tax credit carryforward	$37.3	$22.0
State net operating loss carryforwards	5.9	5.9
Tax basis goodwill and intangibles	259.8	290.9
Depreciation and amortization	25.4	18.9
Deferred restricted stock unit compensation	24.7	31.4
Lease liabilities	119.0	113.4
Accrued compensation	781.3	883.6
Basis difference in investments	—	22.9
Other	140.4	118.2
Deferred tax assets before valuation allowance	1,393.8	1,507.2
Valuation allowance	(56.7)	(46.8)
Total deferred tax assets	$1,337.1	$1,460.4
Deferred tax liabilities(1)
Unrealized appreciation on investments	$1,558.0	$1,804.9
Lease right-of-use assets	89.2	85.0
Basis difference in investments	47.9	—
Other	28.9	43.1
Total deferred tax liabilities	$1,724.0	$1,933.0
Net deferred tax assets (liabilities)	$(386.9)	$(472.6)

(1)As of December 31, 2022 and 2021, $1,321.3 million and $1,445.9 million, respectively, of deferred tax assets were offset and presented as a single deferred tax liability amount on the Company’s consolidated balance sheet as these deferred tax assets and liabilities relate to the same jurisdiction.
The Company had $15.8 million and $14.5 million in deferred tax assets as of December 31, 2022 and 2021, respectively, which are offset with deferred tax liabilities where those assets and liabilities relate to the same tax jurisdiction. In both years, the deferred tax assets resulted primarily from the carryforward of federal and state tax attributes, offset by a valuation allowance, and temporary differences between the financial statement and tax bases of assets and liabilities at the Company’s foreign sub-advisor entities. The realization of the deferred tax assets is dependent on the Company’s future taxable income before deductions related to the establishment of its deferred tax assets. The deferred tax asset balance is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.

    The Company evaluated various sources of evidence in determining the ultimate realizability of its deferred tax assets including the character and timing of projected future taxable income and the Company’s ability to claim a foreign tax credit (“FTC”). The Company continues to maintain a valuation allowance on certain state net operating losses for a corporate subsidiary with entity level state net operating losses that cannot be utilized by other group members. In addition, the Company continues to maintain a valuation allowance on the FTC carryforward generated in 2014 and forward and other unused FTCs in 2022 that are not expected to be realized due to federal limitations on its utilization. As of December 31, 2022 and 2021, the Company established a valuation allowance of $56.7 million and $46.8 million, respectively, with the net increase primarily due to the FTC carryforward and related deferred tax assets offset by a release of the valuation allowance on tax attribute carryforwards that were utilized or written off in 2022 as well as certain foreign net operating losses that are not expected to be realized. For all other deferred tax assets, the Company has concluded it is more likely than not that they will be realized and that a valuation allowance is not needed at December 31, 2022.
The Company has deferred tax liabilities of $402.7 million and $487.1 million as of December 31, 2022 and 2021, respectively, which are offset with deferred tax assets where those assets and liabilities relate to the same tax jurisdiction. These

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
deferred tax liabilities primarily resulted from temporary differences between the financial statement and tax bases of accrued performance allocations. These deferred tax liabilities are net of related compensation and offset by step-up in tax basis resulting from Conversion and future amortization of tax basis intangible assets generated from exchanges covered by the Tax Receivable Agreement (see Note 3).
As of December 31, 2022, the Company has cumulative state pre-tax net operating loss carryforwards of approximately $69.6 million ($5.8 million tax-effected), which will be available to offset future taxable income. If unused, a portion of the state carryforwards will begin to expire in 2023. The Company recorded a valuation allowance on $2.1 million of the state tax-effected net operating loss carryforwards which it believes will not be realized. In addition, the Company has a FTC carryforward of $37.3 million, which relates to taxes paid in foreign jurisdictions. If unused, a portion will expire in 2024 and years forward. Therefore, the Company recorded a full valuation allowance of $37.3 million on the FTC carryforward.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of December 31, 2022, the Company’s U.S. federal income tax returns for the years 2019 through 2021 are open under the normal three years statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2017 to 2021. Foreign tax returns are generally subject to audit from 2011 to 2021. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities. The Company does not believe that the outcome of the audits will require it to record unrecognized tax benefits or that the outcome will have a material impact on the consolidated financial statements.
Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company has recorded unrecognized tax benefits of $39.3 million and $30.4 million as of December 31, 2022 and 2021, respectively, which is reflected in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. These balances include $13.1 million and $9.8 million as of December 31, 2022 and 2021, respectively, related to interest and penalties associated with uncertain tax positions. If recognized, $27.1 million of uncertain tax positions would be recorded as a reduction in the provision for income taxes.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of penalties and interest, is as follows:

	As of December 31,
	2022	2021	2020
	(Dollars in millions)
Balance at January 1	$20.6	$17.2	$10.1
Additions based on tax positions related to current year	2.4	1.3	8.7
Additions for tax positions of prior years	5.3	2.6	—
Reductions for tax positions of prior years	(1.6)	(0.5)	(0.1)
Reductions due to lapse of statute of limitations	(0.5)	—	(0.6)
Reductions due to settlements	—	—	(0.9)
Balance at December 31	$26.2	$20.6	$17.2
The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA enacted a 15% alternative minimum tax on the “adjusted financial statement income” of certain large corporations and a 1% excise tax on certain actual and deemed stock repurchases, both of which become effective in 2023. While the IRA has no effect on the 2022 financial statements, the Company is continuing to evaluate the impact of the IRA on its financial statements as further information becomes available.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
13. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of December 31,
	2022	2021
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$412.0	$180.1
Non-Carlyle interests in majority-owned subsidiaries	186.9	234.4
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	1.4	12.7
Non-controlling interests in consolidated entities	$600.3	$427.2

The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$36.1	$2.7	$8.1
Non-Carlyle interests in majority-owned subsidiaries	20.7	55.1	16.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	2.9	12.7	10.0
Non-controlling interests in income of consolidated entities	$59.7	$70.5	$34.6

14. Earnings Per Common Share
    Basic and diluted net income per common share are calculated as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$1,225,000,000	$1,225,000,000	$2,974,700,000	$2,974,700,000	$348,200,000	$348,200,000
Weighted-average common shares outstanding	361,278,064	365,707,722	355,241,653	362,574,564	350,464,315	358,393,802
Net income per common share	$3.39	$3.35	$8.37	$8.20	$0.99	$0.97
The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	361,278,064	361,278,064	355,241,653	355,241,653	350,464,315	350,464,315
Unvested restricted stock units	—	2,394,372	—	4,713,277	—	5,545,150
Issuable common shares and performance-vesting restricted stock units	—	2,035,286	—	2,619,634	—	2,384,337
Weighted-average common shares outstanding	361,278,064	365,707,722	355,241,653	362,574,564	350,464,315	358,393,802
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. Also included in the determination of dilutive weighted-average common shares are issuable common shares associated with the Company’s acquisitions, strategic investment in NGP, performance-vesting restricted stock units and issuable common shares associated with a program under which the Company may distribute realized performance allocation related compensation in fully vested, newly issued shares (see Note 15 to the consolidated financial statements).

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
15. Equity
Shares Issued for Performance Allocation Related Compensation
In October 2021, the Company commenced a program under which, at the Company’s discretion, up to 20% of realized performance allocations and incentive fee related compensation over a certain threshold amount may be distributed in fully vested, newly issued shares of the Company’s common stock. During the year ended December 31, 2022 and the period from October 1, 2021 through December 31, 2021, the Company distributed 850,110 and 86,317, fully vested, newly issued common shares, respectively, related to previously accrued performance allocations and incentive fee related compensation of $38.9 million and $4.8 million, respectively. The Company has determined to pause the issuance of shares pursuant to this program.
    Stock Repurchase Program
    In October 2021, the Board of Directors of the Company authorized the repurchase of up to $400 million of common stock, which replaced an authorization provided in February 2021 effective January 1, 2022. Under this repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the year ended December 31, 2022, the Company paid an aggregate of $185.6 million to repurchase and retire 5.0 million shares with all of the repurchases done via open market and brokered transactions. As of December 31, 2022, $214.3 million of repurchase capacity remained under the program. In February 2023, the Board of Directors replenished the repurchase program and expanded the limit to $500 million of common stock in aggregate, effective March 31, 2023.
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

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 11, 2021	May 19, 2021	$0.25	$88.7
August 10, 2021	August 17, 2021	0.25	89.3
November 9, 2021	November 17, 2021	0.25	89.1
February 15, 2022	February 23, 2022	0.25	89.5
Total 2021 Dividend Year		$1.00	$356.6

May 10, 2022	May 17, 2022	$0.325	$117.6
August 9, 2022	August 16, 2022	0.325	118.3
November 18, 2022	November 25, 2022	0.325	118.2
February 22, 2023	March 1, 2023	0.325	118.4
Total 2022 Dividend Year		$1.30	$472.5

The Board of Directors will take into account general economic and business conditions, as well as the Company’s strategic plans and prospects, business and investment opportunities, financial condition and obligations, legal, tax and regulatory restrictions, other constraints on the payment of dividends by the Company to its common stockholders or by

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
subsidiaries to the Company, and other such factors as the Board of Directors may deem relevant. In addition, the terms of the Company’s credit facility provide certain limits on the Company’s ability to pay dividends.

16. Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted the Equity Incentive Plan. The Equity Incentive Plan, which was amended on January 1, 2020 in connection with the Conversion to reflect shares of the Company’s common stock, is a source of equity-based awards permitting the Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s common shares. The total number of the Company’s common shares which were initially available for grant under the Equity Incentive Plan was 30,450,000. Prior to June 1, 2021, the Equity Incentive Plan contained a provision which automatically increased the number of the Company’s common shares available for grant based on a pre-determined formula; this increase occurred annually on January 1. As of January 1, 2021, pursuant to the formula, the total number of the Company’s common shares available for grant under the Equity Incentive Plan was 35,352,057. On June 1, 2021, the shareholders of the Company approved an amended and restated Equity Incentive Plan that removed the provision providing for the automatic increase and reset the total number of shares of common stock available for grant to 16,000,000 for awards granted under the plan after June 1, 2021. An increase in the number of shares available for grant under the plan would require shareholder approval. As of December 31, 2022, the total number of the Company’s common shares available for grant under the amended and restated Equity Incentive Plan was 12,861,371. This amount does not reflect 9.9 million restricted stock units granted under the amended and restated Equity Incentive Plan in February 2023.
Common Shares
In connection with its strategic investment in NGP, the Company agreed to grant common shares on each of February 1, 2019 and 2020 with a value of $10.0 million per year to an affiliate of NGP Management, and subsequent to 2020, to grant common shares on an annual basis with a value not to exceed based $10.0 million based on a prescribed formula, which will vest over a 42-month period. Because the Company accounts for its investment in NGP under the equity method of accounting, the fair value of the shares is recognized as a reduction to principal investment income. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $8.4 million, $9.2 million and $8.8 million, respectively, as a reduction to principal investment income related to these shares.
Restricted Stock Units
The deferred restricted stock units are unvested when granted and vest ratably over a service period, which generally ranges from six months to four years. The grant-date fair value of the deferred restricted stock units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period. Additionally, the calculation of the expense assumes a per unit discount that ranges from 0% to 20.0%, as these unvested awards do not participate in any dividends. Equity-based compensation expense generates deferred tax assets, which are realized when the units vest. The Company recorded compensation expense of $154.0 million, $163.1 million and $105.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, with $28.7 million, $33.4 million and $26.0 million of corresponding deferred tax benefits, respectively. A portion of the accumulated deferred tax asset associated with equity-based compensation expense was reclassified as a current tax benefit due to units vesting during the years ended December 31, 2022, 2021 and 2020. The net impact of the addition/(reduction) in deferred tax assets due to the equity-based compensation expense recorded during the period less the tax deduction for units that vested was $(3.2) million, $10.0 million and $(4.8) million for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, the deferred tax asset related to equity-based compensation increased by $15.5 million during the year ended December 31, 2020 as a result of the exchange of Carlyle Holdings units in the Conversion, as equity-based compensation previously attributable to non-controlling interests is now attributable to the Company (see Note 11 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2020 for information regarding the impact of the Conversion). As of December 31, 2022, the total unrecognized equity-based compensation expense related to unvested deferred restricted stock units is $238.0 million, which is expected to be recognized over a weighted-average term of 2.0 years.
    Equity-based awards issued to non-employees, including non-employee directors and consultants, are recognized as general, administrative and other expenses. The grant-date fair value of deferred restricted stock units granted to non-employees is charged to expense on a straight-line basis over the vesting period. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period. The expense for equity-based awards issued to non-employees was $5.0 million, $5.2 million and $6.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The vesting of deferred restricted stock units creates taxable income for the Company’s employees in certain jurisdictions. Accordingly, the employees may elect to engage the Company’s equity plan service provider to sell sufficient common shares and generate proceeds to cover their minimum tax obligations.
During 2021, the Company granted 7.1 million long-term, strategic restricted stock units to certain senior professionals, the majority of which are eligible to vest based on the achievement of annual performance targets over four years across a number of the Company’s employees. Compensation cost will be recognized over the requisite service period if it is probable that the performance condition will be satisfied.
A summary of the status of the Company’s non-vested equity-based awards as of December 31, 2022 and a summary of changes from December 31, 2019 through December 31, 2022, are presented below:

	The Carlyle Group, Inc.
	Equity Settled Awards
Unvested Shares	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares(1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2019	14,622,159	$17.09	788,290	$20.30
Granted	3,450,355	$29.40	299,401	$33.40
Vested	7,112,767	$17.36	339,347	$20.63
Forfeited	2,436,665	$19.03	—	$—
Balance, December 31, 2020	8,523,082	$21.70	748,344	$25.39
Granted (2)	11,207,062	$31.64	291,396	$32.93
Vested	4,625,457	$22.64	404,310	$24.73
Forfeited	329,036	$31.02	—	$—
Balance, December 31, 2021	14,775,651	$30.70	635,430	$29.27
Granted	4,216,827	$40.35	188,223	$49.06
Vested	5,805,437	$28.15	370,773	$26.54
Forfeited	2,321,793	$30.84	—	$—
Balance, December 31, 2022	10,865,248	$35.78	452,880	$39.73
(1) Includes shares issued in connection with the Company’s strategic investment in NGP.
(2) Includes 7.1 million long-term, strategic restricted stock units to certain senior professionals, the majority of which are eligible to vest based on the achievement of annual performance targets over four years across a number of the Company’s employees.
17. Segment Reporting
Carlyle conducts its operations through three reportable segments:
Global Private Equity – The Global Private Equity segment is comprised of the Company’s operations that advise a diverse group of funds that invest in buyout, middle market and growth capital, real estate, infrastructure and natural resources transactions.
Global Credit – The Global Credit segment advises products that pursue investment opportunities across various types of credit, including loans and structured credit, direct lending, opportunistic credit, aircraft finance, infrastructure debt, insurance solutions and global capital markets solutions.
Global Investment Solutions – The Global Investment Solutions segment advises global private equity fund of funds programs and related co-investment, secondary and portfolio finance investments activities through AlpInvest. This segment also included Metropolitan Real Estate (“MRE”), a global manager of real estate fund of funds and related co-investment and secondary activities, prior to its sale on April 1, 2021.

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
     Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interests in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges (credits) associated with acquisitions, dispositions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earnouts and contingent consideration including gains and losses associated with the estimated fair value of contingent considerations issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Management believes the inclusion or exclusion of these items provides investors with a meaningful indication of the Company’s core operating performance.
Fee Related Earnings. Fee Related Earnings, or “FRE,” is used to assess the ability of the business to cover direct base compensation and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of DE and also adjusts DE to exclude net realized performance revenues, realized principal investment income, net interest (interest income less interest expense), and certain general, administrative and other expenses when the timing of any future payment is uncertain. In 2022, the Company began to disclose fee related performance revenues as a separate line item in its segment results. Fee related performance revenues are the realized portion of performance revenues that are measured and received on a recurring basis, are not dependent on the disposition of investments, and which are not at risk of giveback. Previously, these amounts were included as a component of fund management fees. Beginning in 2022, the Company’s Core plus real estate fund, CPI, began to realize recurring performance revenues. Realized net performance revenues for CPI were immaterial in prior periods.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following tables present the financial data for the Company’s three reportable segments as of and for the year ended December 31, 2022:

	December 31, 2022 and the Year Then Ended
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,300.9	$473.1	$222.9	$1,996.9
Portfolio advisory and transaction fees, net and other	29.5	81.6	—	111.1
Fee related performance revenues	69.4	59.9	—	129.3
Total fund level fee revenues	1,399.8	614.6	222.9	2,237.3
Realized performance revenues	1,656.6	131.5	192.6	1,980.7
Realized principal investment income	108.7	38.1	3.8	150.6
Interest income	14.9	15.3	2.6	32.8
Total revenues	3,180.0	799.5	421.9	4,401.4
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	598.3	284.2	111.7	994.2
Realized performance revenues related compensation	751.5	61.3	169.4	982.2
Total compensation and benefits	1,349.8	345.5	281.1	1,976.4
General, administrative, and other indirect expenses	235.3	97.7	36.8	369.8
Depreciation and amortization expense	25.6	8.2	5.1	38.9
Interest expense	63.7	32.6	11.0	107.3
Total expenses	1,674.4	484.0	334.0	2,492.4
Distributable Earnings	$1,505.6	$315.5	$87.9	$1,909.0
(-) Realized net performance revenues	905.1	70.2	23.2	998.5
(-) Realized principal investment income	108.7	38.1	3.8	150.6
(+) Net interest	48.8	17.3	8.4	74.5
(=) Fee Related Earnings	$540.6	$224.5	$69.3	$834.4
Segment assets as of December 31, 2022	$9,790.8	$3,141.6	$1,860.4	$14,792.8

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following tables present the financial data for the Company’s three reportable segments as of and for the year ended December 31, 2021:

	December 31, 2021 and the Year Then Ended
	Global Private Equity(1)	Global Credit	Global Investment Solutions(2)	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,111.8	$314.4	$228.4	$1,654.6
Portfolio advisory and transaction fees, net and other	34.3	62.2	0.5	97.0
Fee related performance revenues	—	43.2	—	43.2
Total fund level fee revenues	1,146.1	419.8	228.9	1,794.8
Realized performance revenues	2,757.8	(6.0)	186.8	2,938.6
Realized principal investment income	167.8	31.9	9.8	209.5
Interest income	1.4	5.6	0.2	7.2
Total revenues	4,073.1	451.3	425.7	4,950.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	546.2	237.1	108.2	891.5
Realized performance revenues related compensation	1,243.6	(2.7)	168.1	1,409.0
Total compensation and benefits	1,789.8	234.4	276.3	2,300.5
General, administrative, and other indirect expenses	172.5	63.1	32.0	267.6
Depreciation and amortization expense	25.1	8.0	4.5	37.6
Interest expense	63.8	26.1	10.8	100.7
Total expenses	2,051.2	331.6	323.6	2,706.4
Distributable Earnings	$2,021.9	$119.7	$102.1	$2,243.7
(-) Realized net performance revenues	1,514.2	(3.3)	18.7	1,529.6
(-) Realized principal investment income	167.8	31.9	9.8	209.5
(+) Net interest	62.4	20.5	10.6	93.5
(=) Fee Related Earnings	$402.3	$111.6	$84.2	$598.1
Segment assets as of December 31, 2021	$10,282.4	$2,206.6	$2,009.2	$14,498.2
(1) On August 31, 2021, the Company sold 100% of its interest in its local Brazilian management entity and entered into a sub-advisory agreement with the acquiring company, which will provide advisory services with respect to Carlyle’s Brazilian portfolio. The Company recorded a loss on the sale and related transaction costs of $4.7 million, which is included in other non-operating expenses (income) on the consolidated statements of operations, as well as a foreign currency translation loss of $14.7 million related to amounts previously recorded in accumulated other comprehensive income, which is primarily included in general, administrative and other expenses on the consolidated statements of operations. These amounts are excluded from the Company’s segment reporting.
(2) On April 1, 2021, the Company sold 100% of its interest in Metropolitan Real Estate (“MRE”) and recorded a $5 million gain on the sale, which is included in other non-operating expenses (income) on the consolidated statements of operations. This amount is excluded from the Company’s segment reporting. The Company retained its existing investments in and commitments to the MRE funds, as well as its interest in the net accrued performance allocations in existing funds.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
The following tables present the financial data for the Company’s three reportable segments for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,042.0	$288.3	$193.0	$1,523.3
Portfolio advisory and transaction fees, net and other	22.8	34.0	0.1	56.9
Fee related performance revenues	—	35.9	—	35.9
Total fund level fee revenues	1,064.8	358.2	193.1	1,616.1
Realized performance revenues	404.5	26.5	155.1	586.1
Realized principal investment income	52.0	18.7	2.3	73.0
Interest income	3.3	10.4	0.6	14.3
Total revenues	1,524.6	413.8	351.1	2,289.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	501.9	206.1	113.5	821.5
Realized performance revenues related compensation	183.0	12.2	144.6	339.8
Total compensation and benefits	684.9	218.3	258.1	1,161.3
General, administrative, and other indirect expenses	157.9	45.7	37.8	241.4
Depreciation and amortization expense	22.0	7.0	4.5	33.5
Interest expense	55.3	26.6	9.3	91.2
Total expenses	920.1	297.6	309.7	1,527.4
Distributable Earnings	$604.5	$116.2	$41.4	$762.1
(-) Realized net performance revenues	221.5	14.3	10.5	246.3
(-) Realized principal investment income	52.0	18.7	2.3	73.0
(+) Net interest	52.0	16.2	8.7	76.9
(=) Fee Related Earnings	$383.0	$99.4	$37.3	$519.7

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

The following tables reconcile the Total Segments to the Company’s Total Assets and Income (Loss) Before Provision for Income Taxes as of and for the years ended December 31, 2022 and 2021:

	December 31, 2022 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$4,401.4	$311.0	$(273.7)	(a)	$4,438.7
Expenses	$2,492.4	$255.3	$77.0	(b)	$2,824.7
Other loss	$—	$(41.5)	$—	(c)	$(41.5)
Distributable earnings	$1,909.0	$14.2	$(350.7)	(d)	$1,572.5
Total assets	$14,792.8	$7,213.3	$(603.1)	(e)	$21,403.0

	December 31, 2021 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$4,950.1	$253.2	$3,578.8	(a)	$8,782.1
Expenses	$2,706.4	$217.8	$1,832.9	(b)	$4,757.1
Other income	$—	$2.5	$—	(c)	$2.5
Distributable earnings	$2,243.7	$37.9	$1,745.9	(d)	$4,027.5
Total assets	$14,498.2	$6,948.0	$(195.8)	(e)	$21,250.4
The following table reconciles the Total Segments to the Company’s Income Before Provision for Income Taxes for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$2,289.5	$226.8	$418.3	(a)	$2,934.6
Expenses	$1,527.4	$206.2	$599.7	(b)	$2,333.3
Other loss	$—	$(21.3)	$—	(c)	$(21.3)
Distributable earnings	$762.1	$(0.7)	$(181.4)	(d)	$580.0

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Unrealized performance revenues	$(142.5)	$3,155.6	$1,031.0
Unrealized principal investment income	(38.3)	351.8	(556.2)
Principal investment loss from dilution of indirect investment in Fortitude	(176.9)	—	—
Adjusted unrealized principal investment income from direct investment in Fortitude	—	—	(104.4)
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(12.9)	(13.7)	(15.3)
Tax expense associated with certain foreign performance revenues	0.1	0.2	0.5
Non-controlling interests and other adjustments to present certain costs on a net basis	119.0	159.6	96.6
Elimination of revenues of Consolidated Funds	(22.2)	(74.7)	(33.9)
	$(273.7)	$3,578.8	$418.3

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$2,237.3	$1,794.8	$1,616.1
Adjustments(1)	(207.2)	(127.3)	(130.1)
Carlyle Consolidated - Fund management fees	$2,030.1	$1,667.5	$1,486.0

    (1) Adjustments represent the reclassification of NGP management fees from principal investment income, the reclassification of fee related performance revenues from business development companies and other products, management fees earned from consolidated CLOs which were eliminated in consolidation to arrive at the Company’s fund management fees, the reclassification of a $12.7 million loss related to the purchase of investor interests in a Global Investment Solutions product from fund management fees to principal investment income (loss), and the reclassification of certain amounts included in portfolio advisory fees, net and other in the segment results that are included in interest and other income in the U.S. GAAP results.

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Unrealized performance and fee related performance revenue related compensation expense	$(326.2)	$1,549.4	$432.3
Equity-based compensation	161.9	172.9	116.6
Acquisition or disposition-related charges and amortization of intangibles and impairment	187.4	37.7	38.1
Tax expense associated with certain foreign performance revenues related compensation	2.9	(17.3)	(8.4)
Non-controlling interests and other adjustments to present certain costs on a net basis	82.7	78.5	55.8
Debt extinguishment costs	—	10.2	—
Right-of-use asset impairment	—	26.8	—
Other adjustments, including severance and C-Corp. conversion costs in 2020	12.4	14.2	8.0
Elimination of expenses of Consolidated Funds	(44.1)	(39.5)	(42.7)
	$77.0	$1,832.9	$599.7

(c)    The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

(d)    The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Income before provision for income taxes	$1,572.5	$4,027.5	$580.0
Adjustments:
Net unrealized performance and fee related performance revenues	(183.7)	(1,606.2)	(598.7)
Unrealized principal investment (income) loss(1)	38.3	(351.8)	556.2
Principal investment loss from dilution of indirect investment in Fortitude	176.9	—	—
Adjusted unrealized principal investment (income) loss from direct investment in Fortitude(2)	—	—	104.4
Equity-based compensation(3)	161.9	172.9	116.6
Acquisition or disposition-related charges, including amortization of intangibles and impairment	187.4	37.7	38.1
Net income attributable to non-controlling interests in consolidated entities	(59.7)	(70.5)	(34.6)
Tax expense associated with certain foreign performance revenues	3.0	(17.1)	(7.9)
Debt extinguishment costs	—	10.2	—
Right-of-use impairment	—	26.8	—
Other adjustments including severance and C-Corp. conversion costs in 2020	12.4	14.2	8.0
Distributable Earnings	$1,909.0	$2,243.7	$762.1
Realized performance revenues, net of related compensation(4)	998.5	1,529.6	246.3
Realized principal investment income(4)	150.6	209.5	73.0
Net interest	74.5	93.5	76.9
Fee Related Earnings	$834.4	$598.1	$519.7

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

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
(2) Adjusted unrealized principal investment income (loss) from the direct investment in Fortitude represents 19.9% of Fortitude’s estimated net income (loss), excluding the unrealized gains (losses) related to embedded derivatives, prior to the contribution of the Company’s investment in Fortitude to Carlyle FRL on June 2, 2020.
(3) Equity-based compensation for the years ended December 31, 2022, 2021 and 2020 includes amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s U.S. GAAP consolidated statements of operations.
    (4)    See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2022
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,327.5	$653.2	$1,980.7
Performance revenues related compensation expense	719.9	262.3	982.2
Net performance revenues	$607.6	$390.9	$998.5
Principal investment income (loss)	$570.5	$(419.9)	$150.6

	Year Ended December 31, 2021
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$6,084.6	$(3,146.0)	$2,938.6
Performance revenues related compensation expense	2,961.0	(1,552.0)	1,409.0
Net performance revenues	$3,123.6	$(1,594.0)	$1,529.6
Principal investment income (loss)	$637.3	$(427.8)	$209.5

	Year Ended December 31, 2020
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,635.9	$(1,049.8)	$586.1
Performance revenues related compensation expense	779.1	(439.3)	339.8
Net performance revenues	$856.8	$(610.5)	$246.3
Principal investment income (loss)	$(540.7)	$613.7	$73.0

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

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2022
Americas(1)	$2,560.0	58%	$11,662.8	55%
EMEA(2)	1,603.8	36%	8,632.9	40%
Asia-Pacific(3)	274.9	6%	1,107.3	5%
Total	$4,438.7	100%	$21,403.0	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2021
Americas(1)	$5,434.6	62%	$10,874.2	51%
EMEA(2)	2,629.3	30%	8,920.4	42%
Asia-Pacific(3)	718.2	8%	1,455.8	7%
Total	$8,782.1	100%	$21,250.4	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2020
Americas(1)	$1,787.7	61%	$7,758.8	50%
EMEA(2)	622.3	21%	6,807.0	43%
Asia-Pacific(3)	524.6	18%	1,079.0	7%
Total	$2,934.6	100%	$15,644.8	100%

(1)Relates to investment vehicles whose primary focus is the United States, Mexico or South America.
(2)Relates to investment vehicles whose primary focus is Europe, the Middle East, and Africa.
(3)Relates to investment vehicles whose primary focus is Asia, including China, Japan, India and Australia.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
18. Subsequent Events
In February 2023, the Board of Directors declared a dividend of $0.325 per common share to common stockholders of record at the close of business on February 22, 2023, payable on March 1, 2023.
On February 6, 2023, the Company announced that the Board of Directors of the Company has appointed Harvey M. Schwartz as Chief Executive Officer of the Company and a member of the Board of Directors, effective February 15, 2023 (the “Commencement Date”). On the Commencement Date, Mr. Schwartz will receive inducement equity awards with a combined grant date value of $180 million, of which $108 million will be granted in the form of performance-based restricted stock units which will be eligible to vest in five equal tranches and $72 million will be granted in the form of time-based restricted stock units which will be eligible to vest ratably in four equal installments. The number of shares of common stock underlying the performance-based award will be determined by dividing the $108 million grant value by the per share accounting fair value on the Commencement Date, while the number of shares of common stock underlying the time-based award will be determined by dividing the $72 million grant value by the per share closing stock price on the Commencement Date.

The Carlyle Group Inc.

Notes to the Consolidated Financial Statements
19. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of December 31, 2022 and 2021 and results of operations for the years ended December 31, 2022, 2021 and 2020. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of December 31, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,360.7	$—	$—	$1,360.7
Cash and cash equivalents held at Consolidated Funds	—	209.0	—	209.0
Restricted cash	0.8	—	—	0.8
Corporate treasury investments	20.0	—	—	20.0
Accrued performance fees	—	—	—	—
Investments, including performance allocations of $7,117.7	10,989.9	—	(222.0)	10,767.9
Investments of Consolidated Funds	—	6,894.4	—	6,894.4
Due from affiliates and other receivables, net	960.5	—	(381.1)	579.4
Due from affiliates and other receivables of Consolidated Funds, net	—	101.9	—	101.9
Fixed assets, net	139.9	—	—	139.9
Lease right-of-use assets, net	337.0	—	—	337.0
Deposits and other	70.4	8.0	—	78.4
Intangible assets, net	897.8	—	—	897.8
Deferred tax assets	15.8	—	—	15.8
Total assets	$14,792.8	$7,213.3	$(603.1)	$21,403.0
Liabilities and equity
Debt obligations	$2,271.7	$—	$—	$2,271.7
Loans payable of Consolidated Funds	—	6,279.7	(374.5)	5,905.2
Accounts payable, accrued expenses and other liabilities	369.2	—	—	369.2
Accrued compensation and benefits	4,320.9	—	—	4,320.9
Due to affiliates	346.1	16.5	(0.1)	362.5
Deferred revenue	126.4	—	—	126.4
Deferred tax liabilities	402.7	—	—	402.7
Other liabilities of Consolidated Funds	—	279.7	(0.4)	279.3
Lease liabilities	502.9	—	—	502.9
Accrued giveback obligations	40.9	—	—	40.9
Total liabilities	8,380.8	6,575.9	(375.0)	14,581.7
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,138.5	238.7	(238.7)	3,138.5
Retained earnings	3,401.1	—	—	3,401.1
Accumulated other comprehensive income (loss)	(319.5)	(13.3)	10.6	(322.2)
Non-controlling interests in consolidated entities	188.3	412.0	—	600.3
Total equity	6,412.0	637.4	(228.1)	6,821.3
Total liabilities and equity	$14,792.8	$7,213.3	$(603.1)	$21,403.0

	As of December 31, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$2,469.5	$—	$—	$2,469.5
Cash and cash equivalents held at Consolidated Funds	—	147.8	—	147.8
Restricted cash	5.6	—	—	5.6
Investments, including performance allocations of $8,133.0 million	11,022.5	—	(190.5)	10,832.0
Investments of Consolidated Funds	—	6,661.0	—	6,661.0
Due from affiliates and other receivables, net	384.9	—	(5.3)	379.6
Due from affiliates and other receivables of Consolidated Funds, net	—	138.8	—	138.8
Fixed assets, net	143.9	—	—	143.9
Lease right-of-use assets, net	361.1	—	—	361.1
Deposits and other	61.3	0.4	—	61.7
Intangible assets, net	34.9	—	—	34.9
Deferred tax assets	14.5	—	—	14.5
Total assets	$14,498.2	$6,948.0	$(195.8)	$21,250.4
Liabilities and equity
Debt obligations	$2,071.6	$—	$—	$2,071.6
Loans payable of Consolidated Funds	—	5,890.0	—	5,890.0
Accounts payable, accrued expenses and other liabilities	379.7	—	—	379.7
Accrued compensation and benefits	4,955.0	—	—	4,955.0
Due to affiliates	388.1	—	—	388.1
Deferred revenue	120.8	—	—	120.8
Deferred tax liabilities	487.1	—	—	487.1
Other liabilities of Consolidated Funds	—	684.0	(0.1)	683.9
Lease liabilities	537.8	—	—	537.8
Accrued giveback obligations	30.2	—	—	30.2
Total liabilities	8,970.3	6,574.0	(0.1)	15,544.2
Common stock	3.6	—	—	3.6
Additional paid-in capital	2,717.6	198.6	(198.6)	2,717.6
Retained earnings	2,805.3	—	—	2,805.3
Accumulated other comprehensive loss	(245.7)	(4.7)	2.9	(247.5)
Non-controlling interests in consolidated entities	247.1	180.1	—	427.2
Total equity	5,527.9	374.0	(195.7)	5,706.2
Total liabilities and equity	$14,498.2	$6,948.0	$(195.8)	$21,250.4

	Year Ended December 31, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$2,056.7	$—	$(26.6)	$2,030.1
Incentive fees	63.8	—	(0.1)	63.7
Investment income
Performance allocations	1,332.8	—	(5.3)	1,327.5
Principal investment income	542.5	—	28.0	570.5
Total investment income	1,875.3	—	22.7	1,898.0
Interest and other income	154.1	—	(18.2)	135.9
Interest and other income of Consolidated Funds	—	311.0	—	311.0
Total revenues	4,149.9	311.0	(22.2)	4,438.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	1,052.0	—	—	1,052.0
Equity-based compensation	154.0	—	—	154.0
Performance allocations and incentive fee related compensation	719.9	—	—	719.9
Total compensation and benefits	1,925.9	—	—	1,925.9
General, administrative and other expenses	576.2	—	(0.4)	575.8
Interest	110.4	—	—	110.4
Interest and other expenses of Consolidated Funds	—	255.3	(43.7)	211.6
Other non-operating expenses	1.0	—	—	1.0
Total expenses	2,613.5	255.3	(44.1)	2,824.7
Other income (loss)
Net investment losses of Consolidated Funds	—	(41.5)	—	(41.5)
Income before provision for income taxes	1,536.4	14.2	21.9	1,572.5
Provision for income taxes	287.8	—	—	287.8
Net income	1,248.6	14.2	21.9	1,284.7
Net income attributable to non-controlling interests in consolidated entities	23.6	—	36.1	59.7
Net income attributable to The Carlyle Group Inc.	$1,225.0	$14.2	$(14.2)	$1,225.0

	Year Ended December 31, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,691.5	$—	$(24.0)	$1,667.5
Incentive fees	48.8	—	—	48.8
Investment income
Performance allocations	6,084.6	—	—	6,084.6
Principal investment income	666.0	—	(28.7)	637.3
Total investment income	6,750.6	—	(28.7)	6,721.9
Interest and other income	112.7	—	(22.0)	90.7
Interest and other income of Consolidated Funds	—	253.2	—	253.2
Total revenues	8,603.6	253.2	(74.7)	8,782.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	908.0	—	—	908.0
Equity-based compensation	163.1	—	—	163.1
Performance allocations and incentive fee related compensation	2,961.0	—	—	2,961.0
Total compensation and benefits	4,032.1	—	—	4,032.1
General, administrative and other expenses	431.9	—	(0.2)	431.7
Interest	113.3	—	—	113.3
Interest and other expenses of Consolidated Funds	—	217.8	(39.3)	178.5
Other non-operating expenses	1.5	—	—	1.5
Total expenses	4,578.8	217.8	(39.5)	4,757.1
Other income
Net investment gains of Consolidated Funds	—	2.5	—	2.5
Income before provision for income taxes	4,024.8	37.9	(35.2)	4,027.5
Provision for income taxes	982.3	—	—	982.3
Net income	3,042.5	37.9	(35.2)	3,045.2
Net income attributable to non-controlling interests in consolidated entities	67.8	—	2.7	70.5
Net income attributable to The Carlyle Group Inc.	2,974.7	37.9	(37.9)	2,974.7

	Year Ended December 31, 2020
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,513.6	$—	$(27.6)	$1,486.0
Incentive fees	37.0	—	—	37.0
Investment income
Performance allocations	1,635.9	—	—	1,635.9
Principal investment loss	(546.4)	—	5.7	(540.7)
Total investment income	1,089.5	—	5.7	1,095.2
Interest and other income	101.6	—	(12.0)	89.6
Interest and other income of Consolidated Funds	—	226.8	—	226.8
Total revenues	2,741.7	226.8	(33.9)	2,934.6
Expenses
Compensation and benefits
Cash-based compensation and benefits	849.6	—	—	849.6
Equity-based compensation	105.0	—	—	105.0
Performance allocations and incentive fee related compensation	779.1	—	—	779.1
Total compensation and benefits	1,733.7	—	—	1,733.7
General, administrative and other expenses	349.3	—	—	349.3
Interest	94.0	—	—	94.0
Interest and other expenses of Consolidated Funds	—	206.2	(42.7)	163.5
Other non-operating income	(7.2)	—	—	(7.2)
Total expenses	2,169.8	206.2	(42.7)	2,333.3
Other income (loss)
Net investment losses of Consolidated Funds	—	(21.3)	—	(21.3)
Income (loss) before provision for income taxes	571.9	(0.7)	8.8	580.0
Provision for income taxes	197.2	—	—	197.2
Net income (loss)	374.7	(0.7)	8.8	382.8
Net income attributable to non-controlling interests in consolidated entities	26.5	—	8.1	34.6
Net income (loss) attributable to The Carlyle Group Inc.	348.2	(0.7)	0.7	348.2

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Cash flows from operating activities
Net income	$1,248.6	$3,042.5	$374.7
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	147.4	52.0	52.1
Equity-based compensation	154.0	163.1	105.0
Right-of-use asset impairment, net of broker fees	—	24.8	—
Non-cash performance allocations and incentive fees, net	387.5	(1,670.7)	(631.8)
Non-cash principal investment income	(501.5)	(628.9)	568.0
Other non-cash amounts	(10.3)	29.1	(2.9)
Purchases of investments	(737.7)	(384.5)	(397.4)
Proceeds from the sale of investments	498.0	708.3	332.1
Payments of contingent consideration	(5.7)	(48.0)	—
Change in deferred taxes, net	(73.2)	508.4	134.5
Change in due from affiliates and other receivables	(82.3)	(25.1)	1.2
Change in deposits and other	(11.8)	(12.5)	(2.0)
Change in accounts payable, accrued expenses and other liabilities	(14.3)	105.7	(4.0)
Change in accrued compensation and benefits	(135.4)	239.0	210.1
Change in due to affiliates	1.7	0.2	(29.2)
Change in lease right-of-use asset and lease liability	(8.8)	4.5	(9.8)
Change in deferred revenue	4.5	35.1	16.2
Net cash provided by operating activities	860.7	2,143.0	716.8
Cash flows from investing activities
Purchases of corporate treasury investments	(69.6)	—	—
Proceeds from corporate treasury investments	50.0	—	—
Purchases of fixed assets, net	(40.6)	(41.4)	(61.2)
Purchase of Abingworth, net of cash acquired	(150.2)	—	—
Purchase of CBAM intangibles and investments	(618.4)	—	—
Proceeds from sale of MRE, net of cash sold	—	5.9	—
Proceeds from sale of Brazil management entity, net of cash sold	—	3.3	—
Net cash used in investing activities	(828.8)	(32.2)	(61.2)
Cash flows from financing activities
Borrowings under credit facilities	—	70.0	294.1
Repayments under credit facilities	—	(70.0)	(329.9)
Issuance of 4.625% subordinated notes due 2061, net of financing costs	—	484.1	—
Repurchase of 3.875% senior notes due 2023	—	(259.9)	—
Proceeds from CLO borrowings, net of financing costs	73.2	111.7	20.5
Payments on CLO borrowings	(16.7)	(232.5)	(3.8)
Payments of contingent consideration	—	(0.1)	(0.3)
Dividends to common stockholders	(443.6)	(355.8)	(351.3)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)	(68.8)
Contributions from non-controlling interest holders	9.2	19.4	31.0
Distributions to non-controlling interest holders	(78.7)	(74.5)	(76.8)
Common shares issued for performance allocations	38.9	4.8	—
Common shares repurchased	(185.6)	(161.8)	(26.4)
Change in due to/from affiliates financing activities	(456.2)	(68.7)	0.7
Net cash used in financing activities	(1,128.3)	(602.1)	(511.0)
Effect of foreign exchange rate changes	(17.2)	(23.2)	17.0
(Decrease) Increase in cash, cash equivalents and restricted cash	(1,113.6)	1,485.5	161.6
Cash, cash equivalents and restricted cash, beginning of period	2,475.1	989.6	828.0
Cash, cash equivalents and restricted cash, end of period	$1,361.5	$2,475.1	$989.6
Supplemental non-cash disclosure
Issuance of common shares related to the acquisition of CBAM and Abingworth	$219.5	$—	$—

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,360.7	$2,469.5	$987.6
Restricted cash	0.8	5.6	2.0
Total cash, cash equivalents and restricted cash, end of period	$1,361.5	$2,475.1	$989.6

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
Changes in Internal Control over Financial Reporting
    There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
    Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 was effective.

    Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, which is included herein.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors, including our audit committee, executive officers and corporate governance will be in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2022 (the “2023 Proxy Statement”) under the captions “Corporate Governance,” “Election of Directors” and “Executive Officers” and is incorporated in this Annual Report on Form 10-K by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2023 Proxy Statement under the caption “Compensation Matters” and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to securities authorized for issuance under equity compensation plans, security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2023 Proxy Statement under the captions “Beneficial Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence will be in the 2023 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services will be in the 2023 Proxy Statement under the caption “Ratification of Ernst & Young LLP as our Independent Registered Public Accounting Firm for 2023” and is incorporated in this Annual Report on Form 10-K by reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
    1. Financial Statements

2. Financial Statement Schedules
All financial schedules have been omitted because the required information is either presented in the consolidated financial statements filed as part of this Annual Report on Form 10-K or the notes thereto or is not applicable or required.
    3. Exhibits
        A list of exhibits required to be filed or furnished as part of this report is set forth in the Exhibit Index below.
(c)    Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons
    Under Rule 3-09 of Regulation S-X, we are required to file separate financial statements of FGH Parent, L.P. (“FGH Parent”) for the years ended December 31, 2022, 2021 and 2020. These separate financial statements are required to be audited only for periods in which FGH Parent is significant based on the applicable significance tests set forth in Rule 1-02(w) of Regulation S-X. Accordingly, the separate financial statements of FGH Parent will contain unaudited financial statements for the years ended December 31, 2022 and 2021 and audited financial statements for the year ended December 31, 2020. We expect to file those financial statements by amendment to our Annual Report on Form 10-K on or before March 31, 2023 as permitted by Item 3-09(b)(1) of Regulation S-X.

Exhibit Index
Exhibit No.	Description
3.1	Certificate of Conversion of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

3.2	Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).
3.3	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

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

Exhibit No.	Description

4.3	Form of 5.625% Senior Note due 2043 (included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2013).

4.4
Second Supplemental Indenture dated as of March 10, 2014 among Carlyle Holdings II Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2014).

4.5
Third Supplemental Indenture dated as of January 1, 2020 among Carlyle Holdings II Finance L.L.C., The Carlyle Group Inc., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings II L.L.C., Carlyle Holdings III L.P., CG Subsidiary Holdings L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 12, 2020).

4.6
Indenture dated as of September 14, 2018 among Carlyle Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 14, 2018).

4.7
First Supplemental Indenture dated as of September 14, 2018 among Carlyle Finance L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 14, 2018).

4.8
Second Supplemental Indenture dated as of January 1, 2020 among Carlyle Finance L.L.C., The Carlyle Group Inc., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings II L.L.C., Carlyle Holdings III L.P., CG Subsidiary Holdings L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 12, 2020).

4.9	Form of 5.650% Senior Note due 2048 (included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 14, 2018).

4.10
Indenture dated as of September 19, 2019 among Carlyle Finance Subsidiary L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2019).

4.11
First Supplemental Indenture dated as of September 19, 2019 among Carlyle Finance Subsidiary L.L.C., The Carlyle Group L.P., Carlyle Holdings I L.P., Carlyle Holdings II L.P., Carlyle Holdings III L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2019).

4.12	Form of 3.500% Senior Notes due 2029 (included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2019).

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

4.14	Description of Securities (incorporated by reference to Exhibit 4.14 to the Registrant’s Annual Report on Form 10-K/A filed with the SEC on March 2, 2022).

4.15
Subordinated Indenture dated as of May 11, 2021 among Carlyle Finance L.L.C., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2021).

4.16
First Supplemental Indenture dated as of May 11, 2021 among Carlyle Finance L.L.C., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2021).

4.17	Form of 4.625% Subordinated Note due 2061 (included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2021).

4.18
Second Supplemental Indenture dated as of June 8, 2021 among Carlyle Finance L.L.C., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2021).

Exhibit No.	Description

10.1
Tax Receivable Agreement, dated as of May 2, 2012 by and among The Carlyle Group L.P., Carlyle Holdings I GP Inc., Carlyle Holdings I L.P. and each of the limited partners of the Carlyle Holdings Partnerships party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2012).

10.2
Amendment to Tax Receivable Agreement, dated as of January 1, 2020 by and among the Corporation, Carlyle Holdings I GP Inc., Carlyle Holdings I L.P. and each of the limited partners of the Carlyle Holdings Partnerships party thereto (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.3
Amended and Restated Registration Rights Agreement with Senior Carlyle Professionals, dated as of January 1, 2020 by and among the Corporation, TCG Carlyle Global Partners L.L.C. and the Covered Persons (defined therein) party thereto (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

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

10.5+	The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2021).

10.6+	Noncompetition Agreement with William E. Conway, Jr. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on March 15, 2012).

10.7+	Noncompetition Agreement with Daniel A. D’Aniello (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on March 15, 2012).

10.8+	Noncompetition Agreement with David M. Rubenstein (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on March 15, 2012).

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

10.12
Note and Unit Subscription Agreement, dated as of December 16, 2010 by and among TC Group, L.L.C., TC Group Cayman, L.P., TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TCG Holdings, L.L.C., TCG Holdings Cayman, L.P., TCG Holdings II, L.P., TCG Holdings Cayman II, L.P., Fortieth Investment Company L.L.C., MDC/TCP Investments (Cayman) I, Ltd., MDC/TCP Investments (Cayman) II, Ltd., MDC/TCP Investments (Cayman) III, Ltd., MDC/TCP Investments (Cayman) IV, Ltd., MDC/TCP Investments (Cayman) V, Ltd., MDC/TCP Investments (Cayman) VI, Ltd., and Five Overseas Investment L.L.C. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2012).

10.13
Amended and Restated Office Lease by and between Teachers Insurance and Annuity Association of America and Carlyle Investment Management L.L.C., dated as of June 14, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2018).

10.14
Non-Exclusive Aircraft Lease Agreement, dated as of December 11, 2018 by and between KZ Partners, Inc. as Lessor and Carlyle Investment Management L.L.C. as Lessee (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 13, 2019).

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

10.17
Amended and Restated Credit Agreement, dated as of February 11, 2019 among TC Group Investment Holdings, L.P., TC Group Investment Holdings, L.P., TC Group Cayman Investment Holdings, L.P., TC Group Cayman, L.P., and Carlyle Investment Management L.L.C., as Borrowers, TC Group, L.L.C., Carlyle Holdings I L.P., Carlyle Holdings II L.P. and Carlyle Holdings III L.P. as Guarantors, the Lenders party hereto, and Citibank, N.A., as Administrative Agent, and Citibank N.A., JPMorgan Chase Bank, N.A. and Credit Suisse Funding LLC as Joint Lead Arrangers and Bookrunners and JPMorgan Chase Bank, N.A. and Credit Suisse Loan Funding LLC as Syndication Agents (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 13, 2019).

10.18
Second Amended and Restated Credit Agreement, dated as of April 29, 2022 among TC Group Cayman, L.P., Carlyle Investment Management L.L.C., and CG Subsidiary Holdings L.L.C., as Borrowers, TC Group, L.L.C., Carlyle Holdings I L.P., Carlyle Holdings II L.L.C., Carlyle Holdings III L.P. and Carlyle Finance Subsidiary L.L.C. as Guarantors, the Lenders Party Hereto, and Citibank, N.A. as Administrative Agent, and Citibank, N.A., JPMorgan Chase Bank, N.A. Credit Suisse Loan Funding LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Bookrunners, and JPMorgan Chase Bank, N.A., Credit Suisse Loan Funding LLC, Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2022).

10.19+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 12, 2020).

10.20+	Employment Agreement of Kewsong Lee, dated as of October 23, 2017 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 15, 2018).

10.21+
Amendment to Employment Agreement of Kewsong Lee, dated as of January 1, 2020 (incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.22+
Separation Agreement, dated August 7, 2022, between Kewsong Lee and The Carlyle Group Employee Co., L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2022).

10.23*†+	Employment Agreement of Bruce M. Larson, dated as of August 5, 2019.

10.24*†+	Letter Agreement of Peter Clare, dated as of December 15, 2022.

10.25+
Form of Global Restricted Stock Unit Agreement for 2022 Time-Based Grants (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022).

10.26+
Form of Global Restricted Stock Unit Agreement for Performance RSUs for Other Executive Officers (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022).

10.27+
Form of Global Restricted Stock Unit Agreement for Performance RSUs for Other Executive Officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021).

10.28+
Form of Global Restricted Stock Unit Agreement for Performance RSUs for Co-Chief Executive Officers Granted in February 2018 (note that references in award agreement to Deferred Restricted Common Units refer to Restricted Stock Units post-Conversion) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).

10.29+
Form of Global Restricted Stock Unit Agreement for Outperformance RSUs for Co-Chief Executive Officers Granted in February 2019 (note that references in award agreement to Deferred Restricted Common Units refer to Restricted Stock Units post-Conversion) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).

10.30+
Form of Global Restricted Stock Unit Agreement for Outperformance RSUs for Co-Chief Executive Officers Granted in February 2020 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2020).

10.31+
Operating Executive Consulting Agreement by and between Carlyle Investment Management L.L.C. and James H. Hance, dated as of November 1, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012).

Exhibit No.	Description

10.32+	Key Executive Incentive Program (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2015).

10.33+
Form of Global Restricted Stock Unit Agreement for Strategic Equity Time-Vesting RSUs for Other Executive Officers (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021)

10.34+
Form of Global Restricted Stock Unit Agreement for Strategic Equity Performance-Vesting RSUs for Executive Officers (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021)

21.1*	Subsidiaries of the Registrant.

22*	Senior and Subordinated Notes, Issuers and Guarantors.

23.1*	Consent of Ernst & Young LLP.

24.1*	Power of Attorney (included on signatures page).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from The Carlyle Group Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
*    Filed herewith
†    Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules to the SEC upon request.
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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 9, 2023

The Carlyle Group Inc.

By:	/s/ Curtis L. Buser
Name: Curtis L. Buser
Title: Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William E. Conway, Jr. and Curtis L. Buser, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of The Carlyle Group Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of February 2023.

Signature	Title
/s/ William E. Conway, Jr William E. Conway, Jr.	Interim Chief Executive Officer, Co-Founder, Co-Chairman and Director (principal executive officer)

/s/ Curtis L. Buser Curtis L. Buser	Chief Financial Officer (principal financial officer)

/s/ Daniel A. D’Aniello Daniel A. D’Aniello	Co-Founder, Chairman Emeritus and Director

/s/ David M. Rubenstein David M. Rubenstein	Co-Founder, Co-Chairman and Director

/s/ Peter J. Clare Peter J. Clare	Chief Investment Officer for Corporate Private Equity, Chairman of the Americas and Director

/s/ Linda H. Filler Linda H. Filler	Director

/s/ Lawton W. Fitt Lawton W. Fitt	Director

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director

/s/ Mark S. Ordan Mark S. Ordan	Director

/s/ Derica W. Rice Derica W. Rice	Director

/s/ Dr. Thomas S. Robertson Dr. Thomas S. Robertson	Director

/s/ William J. Shaw William J. Shaw	Director

/s/ Anthony Welters Anthony Welters	Director

/s/ Charles E. Andrews, Jr. Charles E. Andrews, Jr.	Chief Accounting Officer (principal accounting officer)