Form 10-K/A
period 2022-12-31
Carlyle Group Inc.
filed 2023-03-22
CIK 1527166

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

EXPLANATORY NOTE
The Carlyle Group Inc., a Delaware corporation, together with its subsidiaries, where applicable, the “Company,” which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed on February 9, 2023 (the “Form 10-K”), to provide financial statements for FGH Parent, L.P. (“FGH Parent,” the successor partnership to Fortitude Group Holdings, LLC), pursuant to Rule 3-09 of Regulation S-X as of and for the years ended December 31, 2022, 2021 and 2020. FGH Parent, along with its predecessor, was significant under Rule 3-09 for the year ended December 31, 2020, but not for the years ended December 31, 2021 and 2022. As a result, under Rule 3-09, we have included in this Amendment unaudited financial statements for 2022 and 2021 and audited financial statements for 2020. In accordance with Rule 3-09(b), these financial statements of FGH Parent are being filed as an amendment to the Form 10-K as Exhibits 99.1 and 99.2 included in Part IV, Item 15 of this filing.
Except as otherwise expressly noted, this Amendment does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of the Company, or (ii) the disclosures in or exhibits to the Form 10-K; nor does it reflect events occurring after the filing of the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the U.S. Securities and Exchange Commission.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     Documents filed as part of this report
    1. Financial Statements

    3. Exhibits
        A list of exhibits required to be filed or furnished as part of this Amendment is set forth in the Exhibit Index below.
(c)    Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons
    The unaudited financial statements for the years ended December 31, 2022 and 2021 and audited financial statements for the year ended December 31, 2020 of FGH Parent, L.P. included in Exhibits 99.1 and 99.2 are filed as part of Item 15 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on March 22, 2023 and should be read in conjunction with the Company’s consolidated financial statements.

Exhibit Index
Exhibit No.	Description

23.2	Consent of PricewaterhouseCoopers LLP.

31.3	Certification of the Chief Executive Officer pursuant to Rule 13a - 14(a).

31.4	Certification of the Chief Financial Officer pursuant to Rule 13a - 14(a).

32.3	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Unaudited Financial Statements of FGH Parent, L.P. as of and for the Years Ended December 31, 2022 and 2021.

99.2
Audited Financial Statements of FGH Parent, L.P. as of December 31, 2020 and for the Period from June 2, 2020 to December 31, 2020 (FGH Parent, L.P) and for the Period from January 1, 2020 to June 1, 2020 (Fortitude Group Holdings, LLC).

104	The cover page from The Carlyle Group Inc.’s Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL.
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
Date: March 22, 2023

The Carlyle Group Inc.

By:	/s/ Curtis L. Buser
Name: Curtis L. Buser
Title: Chief Financial Officer
4