Form 10-K/A
period 2022-12-31
Carlyle Group Inc.
filed 2023-05-04
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 2
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

EXPLANATORY NOTE
The Carlyle Group Inc., a Delaware corporation, together with its subsidiaries, where applicable, the “Company,” which may also be referred to as “we,” “us” or “our,” filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 on February 9, 2023 (the “Original Form 10-K”), which was amended by Amendment No. 1 to the Original Form 10-K filed on March 22, 2023 (“Amendment No. 1” and, together with the Original Form 10-K, the “Form 10-K”). The Company is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) solely to amend Part II, Item 8, “Report of Independent Registered Public Accounting Firm” of the Form 10-K to correct a typographical error in the Edgarized version of Ernst & Young LLP’s (“EY”) financial statement audit opinion. The Edgarized version of the audit opinion inadvertently omitted the following statement in the description of how EY addressed the Critical Accounting Matter related to the measurement of principal equity method investments, including accrued performance allocations: “For some of the selected fund investments, we independently developed fair value estimates, with the support of valuation specialists, using investee and market information and compared them to the funds’ fair value estimates.”
Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act, as amended (the “Exchange Act”), we have included the entire text of Item 8 of the Form 10-K in this Amendment No. 2. However, there have been no changes made to the text of such item other than the changes stated in the immediately preceding paragraph. As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31.5, 31.6, 32.5 and 32.6 to this Amendment No. 2. A new consent of EY also is being filed as Exhibit 23.3.
Except as otherwise expressly noted, this Amendment No. 2 does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of the Company, or (ii) the disclosures in or exhibits to the Form 10-K; nor does it reflect events occurring after the filing of the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment No. 2 should be read in conjunction with the Form 10-K and any subsequent filings with the U.S. Securities and Exchange Commission.

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
(c)    Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons
    The unaudited financial statements for the years ended December 31, 2022 and 2021 and audited financial statements for the year ended December 31, 2020 of FGH Parent, L.P. are filed as Exhibits 99.1 and 99.2 as part of Item 15 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on March 22, 2023 and should be read in conjunction with the Company’s consolidated financial statements.

Exhibit Index
Exhibit No.	Description

23.3*	Consent of Ernst & Young LLP.

31.5*	Certification of the Chief Executive Officer pursuant to Rule 13a – 14(a).

31.6*	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a).

32.5*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from The Carlyle Group Inc.’s Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
*    Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 4, 2023

The Carlyle Group Inc.

By:	/s/ Curtis L. Buser
Name: Curtis L. Buser
Title: Chief Financial Officer