Form 10-Q
period 2023-03-31
Carlyle Group Inc.
filed 2023-05-04
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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
As of May 3, 2023, there were 362,114,917 shares of common stock of the registrant outstanding.

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

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our dividend policy, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described under the sections entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States Securities and Exchange Commission (“SEC”) on February 9, 2023, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

For an explanation of the fund acronyms used throughout this Quarterly Report on Form 10-Q, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Our Global Investment Offerings.”
“Fortitude” refers to Fortitude Group Holdings, LLC (“Fortitude Holdings”) prior to October 1, 2021 and to FGH Parent, L.P. (“FGH Parent”) as of October 1, 2021. On October 1, 2021, the owners of Fortitude Holdings contributed their interests to FGH Parent such that FGH Parent became the direct parent of Fortitude Holdings. Fortitude Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“Fortitude Re”). See Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the Company’s strategic investment in Fortitude.
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
“Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) our Interval Fund and (e) Carlyle AlpInvest Private Markets Fund (“CAPM”), our open-ended, retail-oriented product.
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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$1,010.1	$1,360.7
Cash and cash equivalents held at Consolidated Funds	228.8	209.0
Restricted cash	16.8	0.8
Corporate treasury investments	102.0	20.0
Investments, including accrued performance allocations of $7,134.0 million and $7,117.7 million as of March 31, 2023 and December 31, 2022, respectively	10,784.1	10,767.9
Investments of Consolidated Funds	7,067.3	6,894.4
Due from affiliates and other receivables, net	499.3	579.4
Due from affiliates and other receivables of Consolidated Funds, net	100.6	101.9
Fixed assets, net	141.8	139.9
Lease right-of-use assets, net	331.5	337.0
Deposits and other	111.1	78.4
Intangible assets, net	866.4	897.8
Deferred tax assets	14.1	15.8
Total assets	$21,273.9	$21,403.0
Liabilities and equity
Debt obligations	$2,275.6	$2,271.7
Loans payable of Consolidated Funds	6,085.9	5,905.2
Accounts payable, accrued expenses and other liabilities	304.8	369.2
Accrued compensation and benefits	3,894.2	4,320.9
Due to affiliates	314.1	362.5
Deferred revenue	411.7	126.4
Deferred tax liabilities	389.5	402.7
Other liabilities of Consolidated Funds	250.8	279.3
Lease liabilities	494.9	502.9
Accrued giveback obligations	40.9	40.9
Total liabilities	14,462.4	14,581.7
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (362,056,444 and 362,298,650 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	3.6	3.6
Additional paid-in-capital	3,195.5	3,138.5
Retained earnings	3,280.9	3,401.1
Accumulated other comprehensive loss	(305.2)	(322.2)
Non-controlling interests in consolidated entities	636.7	600.3
Total equity	6,811.5	6,821.3
Total liabilities and equity	$21,273.9	$21,403.0
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Fund management fees	$500.8	$450.5
Incentive fees	19.8	14.0
Investment income
Performance allocations	160.8	710.2
Principal investment income	11.7	319.6
Total investment income	172.5	1,029.8
Interest and other income	44.0	25.8
Interest and other income of Consolidated Funds	121.9	61.7
Total revenues	859.0	1,581.8
Expenses
Compensation and benefits
Cash-based compensation and benefits	260.2	254.3
Equity-based compensation	54.4	39.7
Performance allocations and incentive fee related compensation	105.7	370.7
Total compensation and benefits	420.3	664.7
General, administrative and other expenses	159.2	106.3
Interest	29.7	27.8
Interest and other expenses of Consolidated Funds	93.7	42.8
Other non-operating expenses	0.1	0.3
Total expenses	703.0	841.9
Other income
Net investment income of Consolidated Funds	3.6	2.8
Income before provision for income taxes	159.6	742.7
Provision for income taxes	34.3	147.9
Net income	125.3	594.8
Net income attributable to non-controlling interests in consolidated entities	24.6	23.2
Net income attributable to The Carlyle Group Inc.	$100.7	$571.6
Net income attributable to The Carlyle Group Inc. per common share (see Note 12)
Basic	$0.28	$1.60
Diluted	$0.28	$1.57
Weighted-average common shares
Basic	362,944,260	357,574,838
Diluted	365,357,833	363,010,282
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$125.3	$594.8
Other comprehensive income (loss)
Foreign currency translation adjustments	19.8	(39.8)
Defined benefit plans
Unrealized gain (loss) for the period	0.3	(1.8)
Less: reclassification adjustment for gain (loss) during the period, included in cash-based compensation and benefits expense	(0.1)	0.3
Other comprehensive income (loss)	20.0	(41.3)
Comprehensive income	145.3	553.5
Comprehensive income attributable to non-controlling interests in consolidated entities	27.6	17.4
Comprehensive income attributable to The Carlyle Group Inc.	$117.7	$536.1
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2022	362.3	$3.6	$3,138.5	$3,401.1	$(322.2)	$600.3	$6,821.3
Shares repurchased	(3.0)	—	—	(100.3)	—	—	(100.3)
Equity-based compensation	—	—	54.8	—	—	—	54.8
Shares issued for equity-based awards	2.8	—	—	—	—	—	—
Dividend-equivalent rights on certain equity-based awards	—	—	2.2	(2.2)	—	—	—
Contributions	—	—	—	—	—	18.7	18.7
Dividends and distributions	—	—	—	(118.4)	—	(9.9)	(128.3)
Net income	—	—	—	100.7	—	24.6	125.3
Currency translation adjustments	—	—	—	—	16.8	3.0	19.8
Defined benefit plans, net	—	—	—	—	0.2	—	0.2
Balance at March 31, 2023	362.1	$3.6	$3,195.5	$3,280.9	$(305.2)	$636.7	$6,811.5

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2021	355.4	$3.6	$2,717.6	$2,805.3	$(247.5)	$427.2	$5,706.2
Shares repurchased	(1.7)	—	—	(80.4)	—	—	(80.4)
Equity-based compensation	—	—	39.0	—	—	—	39.0
Shares issued for equity-based awards	3.2	—	—	—	—	—	—
Shares issued for performance allocations	0.6	—	31.3	—	—	—	31.3
Shares issued related to the acquisition of CBAM	4.2	—	194.5	—	—	—	194.5
Contributions	—	—	—	—	—	146.8	146.8
Distributions	—	—	—	(89.5)	—	(147.1)	(236.6)
Net income	—	—	—	571.6	—	23.2	594.8
Currency translation adjustments	—	—	—	—	(34.0)	(5.8)	(39.8)
Defined benefit plans, net	—	—	—	—	(1.5)	—	(1.5)
Balance at March 31, 2022	361.7	$3.6	$2,982.4	$3,207.0	$(283.0)	$444.3	$6,354.3

See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$125.3	$594.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	44.0	19.4
Equity-based compensation	54.4	39.7
Non-cash performance allocations and incentive fees, net	(36.7)	(300.8)
Non-cash principal investment income	(7.7)	(315.3)
Other non-cash amounts	10.8	5.3
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(145.0)	43.4
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	141.4	(46.2)
Purchases of investments by Consolidated Funds	(386.6)	(1,025.9)
Proceeds from sale and settlements of investments by Consolidated Funds	332.5	1,113.7
Non-cash interest income, net	(3.7)	(2.7)
Change in cash and cash equivalents held at Consolidated Funds	(20.8)	(21.1)
Change in other receivables held at Consolidated Funds	7.1	(6.0)
Change in other liabilities held at Consolidated Funds	(32.8)	(34.1)
Purchases of investments	(18.5)	(307.5)
Proceeds from the sale of investments	78.6	158.3
Payments of contingent consideration	(68.6)	(5.7)
Changes in deferred taxes, net	(15.1)	110.9
Change in due from affiliates and other receivables	16.9	(9.5)
Change in deposits and other	(33.9)	(39.8)
Change in accounts payable, accrued expenses and other liabilities	(63.9)	(14.3)
Change in accrued compensation and benefits	(371.9)	(580.1)
Change in due to affiliates	(0.2)	(0.2)
Change in lease right-of-use assets and lease liabilities	(2.8)	(2.5)
Change in deferred revenue	284.7	254.5
Net cash used in operating activities	(112.5)	(371.7)
Cash flows from investing activities
Purchases of corporate treasury investments	(101.1)	—
Proceeds from corporate treasury investments	20.1	—
Purchases of fixed assets, net	(12.9)	(12.3)
Purchase of CBAM intangibles and investments, net	—	(618.4)
Net cash used in investing activities	(93.9)	(630.7)
Cash flows from financing activities
Payments on CLO borrowings	(1.1)	(8.9)
Proceeds from CLO borrowings, net of financing costs	—	40.8
Net borrowings (payments) on loans payable of Consolidated Funds	68.7	(21.8)
Dividends to common stockholders	(118.4)	(89.5)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	18.7	146.8
Distributions to non-controlling interest holders	(9.9)	(147.1)
Common shares issued for performance allocations	—	31.3
Common shares repurchased	(100.3)	(80.4)
Change in due to/from affiliates financing activities	74.6	33.1
Net cash used in financing activities	(136.5)	(164.5)
Effect of foreign exchange rate changes	8.3	(17.4)
Decrease in cash, cash equivalents and restricted cash	(334.6)	(1,184.3)
Cash, cash equivalents and restricted cash, beginning of period	1,361.5	2,475.1
Cash, cash equivalents and restricted cash, end of period	$1,026.9	$1,290.8
Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM	$—	$194.5

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,010.1	$1,290.2
Restricted cash	16.8	0.6
Total cash, cash equivalents and restricted cash, end of period	$1,026.9	$1,290.8
Cash and cash equivalents held at Consolidated Funds	$228.8	$168.9
See accompanying notes.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation
Carlyle is one of the world’s largest global investment firms that deploys private capital across its business through three reportable segments: Global Private Equity, Global Credit and Global Investment Solutions (see Note 15). In the Global Private Equity segment, Carlyle advises buyout, growth, real estate, infrastructure and natural resources funds. The primary areas of focus for the Global Credit segment are liquid credit, private credit, real assets credit, and other credit such as insurance solutions, loan syndication and capital markets. The Global Investment Solutions segment provides investment opportunities and resources for investors and clients through secondary purchases and financing of existing portfolios, managed co-investment programs and primary fund investments. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States Securities and Exchange Commission (“SEC”). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.
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
As of March 31, 2023, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $7.4 billion and $6.3 billion, respectively. As of December 31, 2022, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $7.2 billion and $6.2 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees and contingent incentive fees have been eliminated as intercompany transactions. As of March 31, 2023, the Company held $112.7 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include certain investment funds in our Global Private Equity segment that are accounted for as consolidated VIEs due to the Company providing financing to bridge investment purchases. As of March 31, 2023, the Company held $376.5 million of notes receivable from these investment funds which represents its maximum risk of loss.
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
The assets recognized in the Company’s unaudited condensed consolidated balance sheets related to the Company’s variable interests in these non-consolidated VIEs were as follows:

	As of
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Investments	$1,084.9	$1,124.0
Accrued performance allocations	455.0	406.0
Management fee receivables	43.3	49.6
Total	$1,583.2	$1,579.6
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of March 31, 2023 and December 31, 2022.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

All of the investments held and notes issued by the Consolidated Funds are presented at their estimated fair values in the Company’s condensed consolidated balance sheets. Interest and other income of the Consolidated Funds, interest expense and other expenses of the Consolidated Funds, and net investment income (losses) of Consolidated Funds are included in the Company’s unaudited condensed consolidated statements of operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on performance allocations and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements and the resulting impact on performance allocations and incentive fees. Actual results could differ from these estimates and such differences could be material.
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
The Company accounts for performance allocations that represent a performance-based capital allocation from fund limited partners to the Company (commonly known as “carried interest”) as earnings from financial assets within the scope of ASC 323, Investments — Equity Method and Joint Ventures, and therefore are not in the scope of ASC 606. In accordance with ASC 323, the Company records equity method income (losses) as a component of investment income based on the change in its proportionate claim on net assets of the investment fund, including performance allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund’s governing agreements. See Note 4 for additional information on the components of investments and investment income. Performance fees that do not meet the definition of performance-based capital allocations are in the scope of ASC 606 and are included in incentive fees in the unaudited condensed consolidated statements of operations. The calculation of unrealized performance revenues utilizes investment valuations of the funds’ underlying investments, which are derived using the policies, methodologies and templates prepared by the Company’s valuation group, as described in Note 3, Fair Value Measurement.
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
As of March 31, 2023 and December 31, 2022, management fee receivables, net of allowances for credit losses, were $169.5 million and $236.9 million, respectively, and are included in due from affiliates and other receivables, net, in the unaudited condensed consolidated balance sheets.
The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. The Company is generally required to offset its fund management fees earned by a percentage of the transaction and advisory fees earned, which is referred to as the “rebate offset,” which generally ranges from 80% to 100%. The Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of $13.4 million and $14.6 million for the three months ended March 31, 2023 and 2022, respectively, net of rebate offsets as defined in the respective partnership agreements.
Fund management fees exclude the reimbursement of any partnership expenses paid by the Company on behalf of the Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of March 31, 2023 and December 31, 2022, the Company has accrued $40.9 million and $40.9 million, respectively, for giveback obligations.
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $109.8 million and $56.5 million for the three months ended March 31, 2023 and 2022, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
Credit Losses
The Company measures all expected credit losses for financial assets held at the reporting date in accordance with ASC 326, Financial Instruments — Credit Losses, based on historical experience, current conditions, and reasonable and supportable forecasts. The Company assesses the collection risk characteristics of the outstanding amounts in its due from affiliates balance into the following pools of receivables:
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Certain equity-based awards contain dividend-equivalent rights, which are subject to the same terms and conditions, including with respect to vesting and settlement, that apply to the related award. Dividend-equivalents are accounted for as a reclassification from retained earnings to additional paid-in capital at the time dividends are declared and do not result in incremental compensation expense.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of March 31, 2023 and December 31, 2022, the Company had recorded a liability of $3.6 billion, for both periods, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Fund Investments – The Company’s primary and secondary investments in external funds are generally valued as its proportionate share of the most recent net asset value provided by the third-party general partners of the underlying fund partnerships, adjusted for subsequent cash flows received from or distributed to the underlying fund partnerships. The Company also adjusts for any changes in the market prices of public securities held by the underlying fund partnerships and may also apply a market adjustment to reflect the estimated change in the fair value of the underlying

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

fund partnerships’ non-public investments from the date of the most recent net asset value provided by the third-party general partners.
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
Investments, at Fair Value
Investments include (i) the Company’s ownership interests (typically general partner interests) in the Funds, including the Company’s investment in Fortitude, (which are accounted for as equity method investments) (ii) the Company’s investment in NGP (which is accounted for as an equity method investment), (iii) the investments held by the Consolidated Funds (which are presented at fair value in the Company’s unaudited condensed consolidated financial statements), and (iv) certain credit-oriented investments, including investments in the CLOs and the preferred securities of Carlyle Secured Lending, Inc. (“CSL,” formerly known as “TCG BDC, Inc.,” the preferred securities of which are referred to as the “BDC Preferred Shares”) (which are accounted for as trading securities).
Upon the sale of a security or other investment, the realized net gain or loss is computed on a weighted average cost basis, with the exception of the investments held by the CLOs, which compute the realized net gain or loss on a first in, first out basis. Securities transactions are recorded on a trade date basis.
Equity Method Investments
The Company accounts for all investments in which it has or is otherwise presumed to have significant influence, including investments in the unconsolidated Funds and the Company’s investment in NGP, using the equity method of accounting. The carrying value of equity method investments is determined based on amounts invested by the Company, adjusted for the equity in earnings or losses of the investee (including performance allocations) allocated based on the respective partnership agreement, less distributions received. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of March 31, 2023, $288.2 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the unaudited condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the unaudited condensed consolidated balance sheets. See Note 6 for additional information.
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
Leases
The Company accounts for its leases in accordance with ASC 842, Leases, and recognizes a lease liability and right-of-use asset in the condensed consolidated balance sheet for contracts that it determines are leases or contain a lease. The Company’s leases primarily consist of operating leases for office space in various countries around the world. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company does not separate non-lease components from lease components for its office space and equipment operating leases and instead accounts for each separate lease component and its associated non-lease component as a single lease component. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease right-of-use assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
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
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. Deferred revenue also includes transaction and portfolio advisory fees received by the Company that are required to offset fund management fees pursuant to the related fund agreements. The increase in the deferred revenue balance for the three months ended March 31, 2023 was primarily driven by cash payments received in advance of the Company satisfying its performance obligations, partially offset by revenues recognized that were included in the deferred revenue balance at the beginning of the period.
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of March 31, 2023 and December 31, 2022 were as follows:

	As of
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Currency translation adjustments	$(305.2)	$(322.0)
Unrealized losses on defined benefit plans	—	(0.2)
Total	$(305.2)	$(322.2)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $(11.8) million and $6.4 million for the three months ended March 31, 2023 and 2022, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2023:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds(1):
Equity securities(2)	$—	$—	$435.5	$435.5
Bonds	—	—	593.2	593.2
Loans	—	—	5,481.7	5,481.7
	—	—	6,510.4	6,510.4
Investments in CLOs and other:
Investments in CLOs	—	—	544.8	544.8
Other investments(3)	1.5	41.9	76.1	119.5
	1.5	41.9	620.9	664.3
Corporate treasury investments
Commercial paper and other	—	102.0	—	102.0
	—	102.0	—	102.0
Foreign currency forward contracts	—	2.1	—	2.1
Subtotal	$1.5	$146.0	$7,131.3	$7,278.8
Investments measured at net asset value				569.6
Total				$7,848.4
Liabilities
Loans payable of Consolidated Funds(4)	$—	$—	$5,647.9	$5,647.9
Foreign currency forward contracts	—	1.6	—	1.6
Total(5)	$—	$1.6	$5,647.9	$5,649.5

(1)This balance excludes $556.9 million related to investments of consolidated funds that are included in investments measured at net asset value.
(2)This balance includes $382.7 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs as of March 31, 2023.
(3)The Level III balance excludes $50.3 million related to three corporate investments in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to ASC 321, Investments – Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(4)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interest held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(5)Total liabilities balance excludes $280.5 million of senior notes measured at amortized cost and a $157.5 million revolving credit balance, both related to loans payable of Consolidated Funds.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2022:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds(1):
Equity securities(2)	$—	$—	$430.6	$430.6
Bonds	—	—	594.9	594.9
Loans	—	—	5,352.9	5,352.9
	—	—	6,378.4	6,378.4
Investments in CLOs	—	—	526.1	526.1
Other investments(3)	1.6	41.6	79.4	122.6
Corporate treasury investments
Commercial paper and other	—	20.0	—	20.0
	—	20.0	—	20.0
Foreign currency forward contracts	—	2.2	—	2.2
Subtotal	$1.6	$63.8	$6,983.9	$7,049.3
Investments measured at net asset value				528.5
Total				$7,577.8
Liabilities
Loans payable of Consolidated Funds(4)	$—	$—	$5,491.6	$5,491.6
Foreign currency forward contracts	—	3.2	—	3.2
Total(5)	$—	$3.2	$5,491.6	$5,494.8

(1)This balance excludes $516.0 million related to investments of consolidated funds that are included in investments measured at net asset value.
(2)This balance includes $377.4 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs as of December 31, 2022.
(3)The Level III balance excludes $58.2 million related to two corporate investments in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to ASC 321, Investments – Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(4)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(5)Total liabilities balance excludes $235.6 million of senior notes measured at amortized cost and a $178.0 million revolving credit balance related to loans payable of Consolidated Funds.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended March 31, 2023
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$430.6	$594.9	$5,352.9	$526.1	$79.4	$6,983.9
Purchases	5.4	29.8	237.3	—	—	272.5
Sales and distributions	—	(47.0)	(169.7)	(7.9)	(0.9)	(225.5)
Settlements	—	(4.1)	(101.6)	—	—	(105.7)
Realized and unrealized gains (losses), net
Included in earnings	(0.5)	11.4	116.0	19.1	(2.4)	143.6
Included in other comprehensive income	—	8.2	46.8	7.5	—	62.5
Balance, end of period	$435.5	$593.2	$5,481.7	$544.8	$76.1	$7,131.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(0.4)	$8.5	$107.3	$19.1	$(3.3)	$131.2
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$8.7	$48.6	$7.5	$—	$64.8

	Financial Assets
	Three Months Ended March 31, 2022
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$17.9	$599.5	$5,898.1	$361.1	$78.7	$6,955.3
Purchases	0.1	182.5	766.0	227.6	0.9	1,177.1
Sales and distributions	(6.8)	(186.9)	(731.0)	(14.1)	(2.0)	(940.8)
Settlements	—	(0.3)	(162.8)	—	—	(163.1)
Realized and unrealized gains (losses), net
Included in earnings	0.4	(13.8)	(53.9)	(9.6)	(1.6)	(78.5)
Included in other comprehensive income	(0.3)	(15.8)	(103.9)	(4.6)	—	(124.6)
Balance, end of period	$11.3	$565.2	$5,612.5	$560.4	$76.0	$6,825.4
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$0.3	$(14.5)	$(59.4)	$(9.6)	$(1.6)	$(84.8)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.2)	$(10.8)	$(87.0)	$(4.6)	$—	$(102.6)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$5,491.6	$5,811.0
Borrowings	0.6	1,108.4
Paydowns	(2.1)	(415.4)
Sales	(38.1)	(669.5)
Realized and unrealized (gains) losses, net
Included in earnings	141.4	(46.2)
Included in other comprehensive income	54.5	(106.2)
Balance, end of period	$5,647.9	$5,682.1
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$142.4	$(49.8)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$54.5	$(102.6)
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of March 31, 2023:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	March 31, 2023
Assets
Investments of Consolidated Funds:
Equity securities	$2.5	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 392.50 (0.08)
	365.4	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
			Terminal Growth Rate	0% - 7% (5%)
		Comparable Multiple	EBITDA Multiple	12.7x - 12.7x (12.7x)
			TCF Multiple	24.5x - 24.5x (24.5x)
	50.0	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
			Terminal Growth Rate	0% - 7% (5%)
		Comparable Multiple	TCF Multiple	24.5x - 24.5x (24.5x)
	0.3	Comparable Multiple	EBITDA Multiple	13.8x - 19.0x (17.8x)
	17.3	Other(1)	N/A	N/A

Bonds	593.2	Consensus Pricing	Indicative Quotes (% of Par)	40 - 107 (89)
Loans	5,121.2	Consensus Pricing	Indicative Quotes (% of Par)	0 - 102 (94)
	11.4	Discounted Cash Flow	Discount Rates	8% - 13% (13%)
	329.7	Discounted Cash Flow	Discount Rates	7% - 10% (8%)
	8.4	Consensus Pricing	Indicative Quotes (% of Par)	98% -98% (98%)
	10.5	Consensus Pricing	Indicative Quotes (% of Par)	86% - 86% (86%)
	0.5	Other(1)	N/A	N/A
6,510.4
Investments in CLOs:
Senior secured notes	476.6	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	72 - 100 (95)
			Discount Margins (Basis Points)	170 - 1,365 (314)
			Default Rates	2% - 3% (2%)
			Recovery Rates	60% - 60% (60%)
Subordinated notes and preferred shares	68.2	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	0 - 86 (55)
			Discount Rates	15% - 25% (20%)
			Default Rates	2% - 3% (2%)
			Recovery Rates	60% - 60% (60%)
Other investments:
BDC preferred shares	73.6	Market Yield Analysis	Market Yields	11% - 11% (11%)
Aviation subordinated notes	2.5	Discounted Cash Flow	Discount Rates	21% - 21% (21%)
Total	$7,131.3
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$5,451.1	Other(1)	N/A	N/A
Subordinated notes and preferred shares	196.8	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	21 - 99 (39)
			Discount Rates	15% - 25% (20%)
			Default Rates	2% - 3% (3%)
			Recovery Rates	60% - 60% (60%)
Total	$5,647.9

(1) Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of December 31, 2022:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	December 31, 2022
Assets
Investments of Consolidated Funds:
Equity securities	$3.1	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 4.73 (0.18)
	363.5	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
			Terminal Growth Rate	0% - 7% (5%)
		Comparable Multiple	EBITDA Multiple	12.7x - 12.7x (12.7x)
			TCF Multiple	23.8x - 23.8x (23.8x)
	64.0	Other(1)	N/A	N/A

Bonds	594.9	Consensus Pricing	Indicative Quotes (% of Par)	46 - 105 (88)
Loans	5,043.4	Consensus Pricing	Indicative Quotes (% of Par)	0 - 100 (91)
	11.8	Discounted Cash Flow	Discount Rates	0% - 9% (1%)
	248.7	Discounted Cash Flow	Discount Rates	7% - 10% (8%)
	37.4	Consensus Pricing	Indicative Quotes (% of Par)	97% - 98% (97%)
	11.1	Consensus Pricing	Indicative Quotes (% of Par)	91% - 91% (91%)
	0.5	Other(1)	N/A	N/A
	6,378.4
Investments in CLOs:
Senior secured notes	462.1	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	67 - 100 (93)
			Discount Margins (Basis Points)	170 - 1,800 (386)
			Default Rates	2% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
Subordinated notes and preferred shares	64.0	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	0 - 82 (40)
			Discount Rate	15% - 25% (20%)
			Default Rates	2% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
Other investments:
BDC preferred shares	76.9	Market Yield Analysis	Market Yields	11% - 11% (11%)
Aviation subordinated notes	2.5	Discounted Cash Flow	Discount Rates	21% - 21% (21%)
Total	$6,983.9
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$5,303.3	Other(2)	N/A	N/A
Subordinated notes and preferred shares	188.3	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	21 - 96 (38)
			Discount Rates	15% - 25% (20%)
			Default Rates	2% - 3% (3%)
			Recovery Rates	50% - 70% (60%)
Total	$5,491.6

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
4. Investments
Investments consist of the following:

	As of
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Accrued performance allocations	$7,134.0	$7,117.7
Principal equity method investments, excluding performance allocations	2,915.6	2,922.0
Principal investments in CLOs	544.8	526.1
Other investments	189.7	202.1
Total	$10,784.1	$10,767.9

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Global Private Equity	$5,484.4	$5,577.1
Global Credit	226.3	193.9
Global Investment Solutions	1,423.3	1,346.7
Total	$7,134.0	$7,117.7
Approximately 22% of accrued performance allocations at March 31, 2023 are related to Carlyle Partners VI, L.P.and Carlyle Partners VII, L.P., two of the Company’s Global Private Equity funds.
Approximately 13% of accrued performance allocations at December 31, 2022 are related to Carlyle Partners VI, L.P., one of the Company’s Global Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee related compensation (see Note 7), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Global Private Equity	$(18.4)	$(18.4)
Global Credit	(22.5)	(22.5)
Total	$(40.9)	$(40.9)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Equity-Method Investments, Excluding Performance Allocations
The Company’s principal equity method investments (excluding performance allocations) include its fund investments in Global Private Equity, Global Credit, and Global Investment Solutions typically as general partner interests, and its investments in Fortitude through a Carlyle-affiliated fund (included within Global Credit) and NGP (included within Global Private Equity), which are not consolidated. Principal investments are related to the following segments:

	As of
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Global Private Equity(1)	$1,826.3	$1,853.5
Global Credit(2)	987.5	974.2
Global Investment Solutions	101.8	94.3
Total	$2,915.6	$2,922.0
(1) The balance includes $1,011.2 million and $1,015.7 million as of March 31, 2023 and December 31, 2022, respectively, related to the Company’s equity method investments in NGP.
(2) As of March 31, 2023 and December 31, 2022, the balance includes $619.7 million and $646.0 million, respectively, related to the Company’s investments in Fortitude.
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
In March 2022, the Company raised $2.0 billion in third-party equity capital from certain investors in Carlyle FRL and T&D, and committed $100 million from the Company for additional equity capital in Fortitude. In May 2022, Fortitude called $1.1 billion of the capital raise, with the remaining capital expected to be called in 2023. In connection with the capital raise and subsequent funding, the Company’s indirect ownership of Fortitude decreased from 19.9% to 13.5%. As a result of the dilution, the Company recorded a reduction in the carrying value of its equity method investment and corresponding loss of $176.9 million. At the time the remaining capital is called by Fortitude, the Company’s indirect ownership is expected to further decrease to 10.5%, and the Company expects to record an additional reduction in the carrying value of its equity method investment and corresponding loss of approximately $117 million, based on the carrying value as of March 31, 2023, subject to change based on the timing of the dilution and changes in the carrying value of the investment. As of March 31, 2023, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its investment

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

in Fortitude at fair value, was $619.7 million, relative to its cost of $514.7 million.
The Company has an asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of March 31, 2023, Fortitude Holdings and certain Fortitude reinsurance counterparties have committed approximately $9.6 billion of capital to-date to various Carlyle strategies. On April 1, 2022, the Company entered into a strategic advisory services agreement with certain subsidiaries of Fortitude through a newly-formed investment advisor, Carlyle Insurance Solutions Management L.L.C. (“CISM”). Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Third party investors who participated in the March 2022 capital raise also made a minority investment in CISM, which is reflected as non-controlling interest in consolidated entities in the unaudited condensed consolidated financial statements.
Investment in NGP
The Company has equity interests in NGP Management Company, L.L.C. (“NGP Management”), the general partners of certain carry funds advised by NGP, and principal investments in certain NGP funds. The Company does not control NGP and accounts for its investments in NGP under the equity method of accounting, and includes these investments in the Global Private Equity segment. These interests entitle the Company to an allocation of income equal to 55.0% of the management fee related revenues of NGP Management which serves as the investment advisor to certain NGP funds as well as 47.5% of the performance allocations received by certain current and future NGP fund general partners.
The Company’s investments in NGP as of March 31, 2023 and December 31, 2022 are as follows:

	As of
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Investment in NGP Management	$370.1	$369.7
Investments in NGP general partners - accrued performance allocations	566.1	564.5
Principal investments in NGP funds	75.0	81.5
Total investments in NGP	$1,011.2	$1,015.7
Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.5% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee related revenues from NGP Management are primarily driven by NGP XII and NGP XI during the three months ended March 31, 2023 and 2022.
The Company records investment income (loss) for its equity income allocation from NGP management fee related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Management fee related revenues from NGP Management	$18.1	$17.0
Expenses related to the investment in NGP Management	(3.4)	(2.8)
Amortization of basis differences from the investment in NGP Management	—	(0.3)
Net investment income from NGP Management	$14.7	$13.9

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The difference between the Company’s remaining carrying value of its investment and its share of the underlying net assets of the investee was amortized over a period of 10 years from the initial investment date and was fully amortized as of December 31, 2022. The Company assesses the remaining carrying value of its equity method investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and NGP’s ability to raise new funds.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its unaudited condensed consolidated statements of operations. The Company recognized $1.7 million of net investment earnings related to these performance allocations for the three months ended March 31, 2023. The Company recognized $250.4 million of net investment earnings related to these performance allocations for the three months ended March 31, 2022.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The Company recognized net investment earnings (losses) related to principal investment income in its unaudited condensed consolidated statements of operations of $(0.1) million and $18.0 million for the three months ended March 31, 2023 and 2022, respectively.
Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of March 31, 2023 and December 31, 2022 were $544.8 million and $526.1 million, respectively, and consisted of investments in CLO senior and subordinated notes. A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 6). As of March 31, 2023 and December 31, 2022, other investments include the Company’s investment in the BDC Preferred Shares at fair value of $73.6 million and $76.9 million, respectively (see Note 9).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Performance allocations
Realized	$179.6	$266.9
Unrealized	(18.8)	443.3
	160.8	710.2
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	38.5	32.8
Unrealized	(30.2)	295.3
	8.3	328.1
Principal investment income (loss) from investments in CLOs and other investments
Realized	(1.1)	2.3
Unrealized(1)	4.5	(10.8)
	3.4	(8.5)
Total	$172.5	$1,029.8
(1) The three months ended March 31, 2023 includes investment loss of $13.3 million associated with the remeasurement of a corporate investment, which was previously carried at cost, resulting from observable price changes pursuant to ASC 321, Investments - Equity Securities.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The performance allocations included in revenues are derived from the following segments:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Global Private Equity	$(3.8)	$657.9
Global Credit	33.4	(34.0)
Global Investment Solutions	131.2	86.3
Total	$160.8	$710.2
Approximately (5)%, or $(7.6) million, of performance allocations for the three months ended March 31, 2023 are related to the following funds along with total revenue recognized (total revenue includes performance allocations, fund management fees, and principal investment income):
•Carlyle Partners VII, L.P. (Global Private Equity segment) - $68.8 million,
•Carlyle Europe Partners V, L.P. (Global Private Equity segment) - $61.0 million,
•Carlyle US Equity Opportunities Fund II, L.P. (Global Private Equity segment) - $43.4 million,
•Carlyle Credit Opportunities Fund II, L.P. (Global Credit segment) - $27.8 million,
•AlpInvest ASF VII (Offshore) (Global Investment Solutions segment) - $19.0 million,
•Carlyle Asia Partners V, L.P. (Global Private Equity segment) - $(11.1) million,
•Carlyle International Energy Partners I (Global Private Equity segment) - $(23.0) million and
•Carlyle Partners VI, L.P. (Global Private Equity segment) - $(74.4) million.
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
•Carlyle Europe Partners IV, L.P. (Global Private Equity segment) - $80.3 million.
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Global Private Equity	$17.8	$328.2
Global Credit	(18.9)	(2.7)
Global Investment Solutions	9.4	2.6
Total	$8.3	$328.1
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the three months ended March 31, 2023, the Company did not form any new CLOs for which the Company is the primary beneficiary. Investments in Consolidated Funds as of March 31, 2023 also include $382.7 million related to

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

investments that have been bridged by the Company to investment funds that are actively fundraising and are accounted for as consolidated VIEs.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Interest income from investments	$109.8	$56.5
Other income	12.1	5.2
Total	$121.9	$61.7

Net Investment Income of Consolidated Funds
Net investment income (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment income (losses) of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$145.0	$(43.4)
Gains (losses) from liabilities of CLOs	(141.4)	46.2
Total	$3.6	$2.8
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Realized gains (losses)	$(17.4)	$2.7
Net change in unrealized gains (losses)	162.4	(46.1)
Total	$145.0	$(43.4)

5. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Acquired contractual rights	$921.7	$920.2
Accumulated amortization	(159.3)	(126.3)
Finite-lived intangible assets, net	762.4	793.9
Goodwill	104.0	103.9
Intangible Assets, net	$866.4	$897.8

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As discussed in Note 2, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and the ability to raise new funds. No impairment losses were recorded during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recorded an impairment charge of $4.0 million on certain acquired contractual rights related to Carlyle Aviation Partners as a result of impaired income streams from aircraft under lease in Russia.
Intangible asset amortization expense was $32.8 million and $4.9 million for the three months ended March 31, 2023 and 2022, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the U.S. dollar. Any corresponding currency translation is recorded in other comprehensive income.
The following table summarizes the expected amortization expense for 2023 through 2027 and thereafter (Dollars in millions):

2023 (excluding the three months ended March 31, 2023)	$98.6
2024	131.5
2025	131.4
2026	131.3
2027	121.2
Thereafter	148.4
$762.4
6. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The Company’s debt obligations consist of the following:

	March 31, 2023		December 31, 2022
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$425.4	$421.8	$421.7	$418.1
5.625% Senior Notes Due 3/30/2043	600.0	600.6	600.0	600.6
5.650% Senior Notes Due 9/15/2048	350.0	346.3	350.0	346.3
3.500% Senior Notes Due 9/19/2029	425.0	422.1	425.0	422.0
4.625% Subordinated Notes Due 5/15/2061	500.0	484.8	500.0	484.7
Total debt obligations	$2,300.4	$2,275.6	$2,296.7	$2,271.7

Senior Credit Facility
As of March 31, 2023, the senior credit facility, which was amended on April 29, 2022, included $1.0 billion in a revolving credit facility. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. The revolving credit facility is scheduled to mature on April 29, 2027, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at SOFR (or similar benchmark for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% (at March 31, 2023, the interest rate was 5.90%). Prior to the April 2022 amendment, the size of the revolving credit facility was $775.0 million, which was scheduled to mature February 11, 2024, and accrued interest either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at LIBOR plus an applicable margin not to exceed 1.50%. The Company made no borrowings under the revolving credit facility during the three months ended March 31, 2023 and there were no amounts outstanding at March 31, 2023.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Global Credit Revolving Credit Facility
Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility, as amended, is scheduled to mature in September 2024, and has a capacity of $250.0 million. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the credit facility. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin, not to exceed 2.00%. The Company made no borrowings under the credit facility during the three months ended March 31, 2023, and there was no balance outstanding as of March 31, 2023.
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding March 31, 2023	Borrowing Outstanding December 31, 2022	Maturity Date (1)	Interest Rate as of March 31, 2023
February 28, 2017	$39.3	$38.7	November 17, 2031	3.79%	(2)
June 29, 2017	54.1	54.8	July 20, 2030	6.47%	(4)
December 6, 2017	43.8	43.8	January 15, 2031	6.16%	(5)
March 15, 2019	1.8	1.8	March 15, 2032	11.06%	(3)
August 20, 2019	3.9	3.9	August 15, 2032	7.39%	(3)
September 15, 2020	19.3	19.1	April 15, 2033	3.87%	(3)
January 8, 2021	20.2	19.9	January 15, 2034	4.78%	(3)
March 9, 2021	19.0	19.1	August 15, 2030	4.03%	(3)
March 30, 2021	18.3	18.0	March 15, 2032	4.66%	(3)
April 21, 2021	3.5	3.4	April 15, 2033	8.14%	(3)
May 21, 2021	15.2	15.0	November 17, 2031	4.02%	(3)
June 4, 2021	20.3	20.0	January 16, 2034	4.57%	(3)
June 10, 2021	1.3	1.3	November 17, 2031	5.50%	(3)
July 15, 2021	15.2	15.0	July 15, 2034	4.58%	(3)
July 20, 2021	20.3	20.0	July 20, 2031	4.62%	(3)
August 4, 2021	16.4	16.2	August 15, 2032	4.40%	(3)
October 27, 2021	23.6	23.3	October 15, 2035	4.69%	(3)
November 5, 2021	14.1	13.8	January 14, 2034	4.37%	(3)
January 6, 2022	20.4	20.1	February 15, 2035	5.03%	(3)
February 22, 2022	20.4	20.1	November 10, 2035	5.06%	(3)
July 13, 2022	17.2	16.9	January 13, 2035	5.54%	(3)
October 25, 2022	17.8	17.5	October 25, 2035	5.62%	(3)
	$425.4	$421.7

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)     Outstanding borrowing of €36.1 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)    Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(4)    Incurs interest at LIBOR plus 1.66%.
(5)    Incurs interest at LIBOR plus 1.37%.

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended March 31, 2023 and 2022 was $5.2 million and $1.7 million, respectively. The fair value of the

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

outstanding balance of the CLO term loans at March 31, 2023 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions provided a €36.1 million term loan ($39.3 million at March 31, 2023) to the Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (3.79% at March 31, 2023).

Master Credit Agreement - Term Loans
The Company assumed liabilities under master credit agreements previously entered into by CBAM under which a financial institution provided term loans to CBAM for the purchase of eligible interests in CLOs (see Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022). Term loans issued under these master credit agreements are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans bear interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes, which is due quarterly. As of March 31, 2023, term loans under these agreements had $97.8 million outstanding. The master credit agreements mature in July 2030 and January 2031, respectively.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a master credit facility agreement (the “Carlyle CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. The initial maximum facility amount is €100.0 million, which has been, and may further be, expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the Carlyle CLO Financing Facility. Each transaction entered into under the Carlyle CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2023, €203.2 million ($220.9 million) was outstanding under the Carlyle CLO Financing Facility.
The Company assumed liabilities under a master credit facility agreement previously entered into by CBAM (the “CBAM CLO Financing Facility,” together with the Carlyle CLO Financing Facility, the “CLO Financing Facilities”) to finance a portion of the risk retention investments in certain European CLOs managed by CBAM (see Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022). The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CBAM CLO Financing Facility. Each transaction entered into under the CBAM CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2023, €61.9 million ($67.3 million) was outstanding under the CBAM CLO Financing Facility.
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

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Senior Notes
Certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended March 31,
	Aggregate Principal Amount	March 31, 2023	December 31, 2022	2023	2022
5.625% Senior Notes Due 3/30/2043 (2)	$600.0	$560.9	$545.8	$8.4	$8.4
5.650% Senior Notes Due 9/15/2048 (3)	350.0	330.3	322.2	5.0	5.0
3.500% Senior Notes Due 9/19/2029 (4)	425.0	390.6	364.1	3.8	3.8
				$17.2	$17.2
(1) Including accrued interest. Fair value is based on indicative quotes and the notes are classified as Level II within the fair value hierarchy.
(2) Issued $400.0 million in aggregate principal at 99.583% of par in March 2013. An additional $200.0 million in aggregate principal was issued at 104.315% of par in March 2014, and is treated as a single class with the outstanding $400.0 million in senior notes previously issued.
(3) Issued in September 2018 at 99.914% of par.
(4) Issued in September 2019 at 99.841% of par.
The issuers may redeem the senior notes, in whole at any time or in part from time to time, at a price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed discounted to the redemption date on a semiannual basis at the Treasury Rate plus 40 basis points (30 basis points in the case of the 3.500% senior notes), plus in each case accrued and unpaid interest on the principal amounts being redeemed.
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
As of March 31, 2023 and December 31, 2022, the fair value of the Subordinated Notes was $368.0 million and $323.8 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For both the three months ended March 31, 2023 and 2022, the Company incurred $5.9 million of interest expense on the Subordinated Notes.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of March 31, 2023.
Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the CLOs. As of March 31, 2023 and December 31, 2022, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of March 31, 2023
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(1)	$5,909.0	$5,451.1	4.74%		9.23
Subordinated notes(2)	254.9	196.8	N/A	(3)	9.44
Total	$6,163.9	$5,647.9

	As of December 31, 2022
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(1)	$5,849.2	$5,303.3	3.97%		9.48
Subordinated notes(2)	234.0	188.3	N/A	(3)	9.69
Total	$6,083.2	$5,491.6

(1)Borrowing Outstanding as of March 31, 2023 and December 31, 2022 includes $280.5 million and $235.6 million of senior secured notes that are carried at par value, respectively. The fair value of these senior secured notes at March 31, 2023 and December 31, 2022, approximated par value based on current market rates for similar debt instruments. These senior secured notes are classified as Level III within the fair value hierarchy.
(2)Borrowing Outstanding as of March 31, 2023 and December 31, 2022 includes $157.5 million and $178.0 million of revolving credit balances that are carried at amortized cost, respectively.
(3)The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of March 31, 2023 and December 31, 2022, the fair value of the CLO assets was $6.3 billion and $6.2 billion, respectively.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$3,637.0	$3,625.3
Accrued bonuses(1)	132.8	466.6
Employment-based contingent cash consideration(2)	2.4	76.5
Accrued pension liability	7.3	9.5
Other(3)	114.7	143.0
Total	$3,894.2	$4,320.9
(1) Includes $4.8 million related to make-whole cash incentive awards granted in connection with the appointment of the Company’s Chief Executive Officer as of March 31, 2023.
(2) The acquisition of Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners,” formerly known as Apollo Aviation Group) in December 2018 included an earn-out of up to $150.0 million that was payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025, which was accounted for as compensation expense. During the three months ended March 31, 2023, the Company entered into a termination and settlement agreement with respect to the earn-out, pursuant to which the Company paid $68.6 million, based on Carlyle Aviation’s performance, and will pay an aggregate $2.4 million in installments in 2024 and 2025. The acquisition of Abingworth LLP (“Abingworth”) in August 2022 included an earn-out of up to $130.0 million payable upon the achievement of certain revenue and earnings performance targets during 2023 through 2028, which is accounted for as compensation expense. No amount has been accrued as of March 31, 2023. See Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the Abingworth acquisition.
(3) Includes $17.7 million and $26.7 million of realized performance allocations and incentive fee related compensation not yet paid to participants as of March 31, 2023 and December 31, 2022, respectively.
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Realized	$103.6	$137.6
Unrealized	2.1	233.1
Total	$105.7	$370.7
8. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of March 31, 2023 (Dollars in millions):

Unfunded Commitments
Global Private Equity	$3,509.1
Global Credit	453.3
Global Investment Solutions	213.5
Total	$4,175.9
Of the $4.2 billion of unfunded commitments, approximately $3.5 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of March 31, 2023, the Company had no unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the Company are the guarantors of revolving credit facilities for certain funds in the Global Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the total of net asset value of the guarantor subsidiaries plus any uncalled capital of the applicable general partner, and was approximately $6.7 million as of March 31, 2023. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $40.9 million at March 31, 2023 was shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2023. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2). The Company had $10.0 million of unbilled receivables from former and current employees and senior Carlyle professionals as of March 31, 2023 related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $150.3 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of March 31, 2023. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying unaudited condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of March 31, 2023, approximately $18.9 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $22.0 million.
If, at March 31, 2023, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.5 billion, on an after-tax basis where applicable, of which approximately $0.7 billion would be the responsibility of current and former senior Carlyle professionals.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$14.1	$14.0
Sublease income	(1.5)	(1.5)
Total operating lease cost	$12.6	$12.5

Cash paid for amounts included in the measurement of operating lease liabilities	$16.3	$16.0

Weighted-average remaining lease term	10.9 years	11.8 years
Weighted-average discount rate	4.2%	4.1%
Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2023 (excluding the three months ended March 31, 2023)	$51.4
2024	65.0
2025	61.0
2026	58.6
2027	59.2
Thereafter	340.0
Total lease payments	$635.2
Less payments for leases that have not yet commenced	(25.8)
Less imputed interest	(114.5)
Total lease liabilities	$494.9
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2023, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($19.7 million as of March 31, 2023) for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Risks and Uncertainties
Carlyle’s funds seek investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the underlying investees conduct their operations, as well as general economic, political, regulatory and public health conditions, may have a significant negative impact on the Company’s investments and profitability. The funds managed by the Company may also experience a slowdown in the deployment of capital, which could adversely affect the Company’s ability to raise capital for new or successor funds and could also impact the management fees the Company earns on its carry funds and managed accounts, and/or result in the impairment of intangible assets and/or goodwill the case of the Company’s acquired businesses. Such events are beyond the Company’s control, and the likelihood that they may occur and the effect on the Company cannot be predicted.
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
Additionally, the Company encounters credit risk. Credit risk is the risk of default by a counterparty in the Company’s investments in debt securities, loans, leases and derivatives that result from a borrower’s, lessee’s or derivative counterparty’s inability or unwillingness to make required or expected payments. The Company is subject to credit risk should a financial institution be unable to fulfill its obligations.
The Company considers cash, cash equivalents, securities, receivables, principal equity method investments, accounts payable, accrued expenses, other liabilities, loans, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior notes, subordinated notes and compensatory contingent and other consideration for acquisitions, the carrying amounts reported in the unaudited condensed consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior and subordinated notes is disclosed in Note 6.
9. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Accrued incentive fees	$17.5	$16.4
Unbilled receivable for giveback obligations from current and former employees	10.0	10.4
Notes receivable and accrued interest from affiliates	32.9	41.5
Management fee, reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	438.9	511.1
Total	$499.3	$579.4

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.02% as of March 31, 2023. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable includes loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of March 31, 2023 and December 31, 2022 also include interest-bearing loans of $21.8 million and $23.2 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (7.00% as of March 31, 2023) and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.
Due to Affiliates
The Company had the following due to affiliates balances at March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$11.6	$16.4
Due to non-consolidated affiliates	130.9	87.1
Amounts owed under the tax receivable agreement	79.6	100.0
Deferred consideration for Carlyle Holdings units	65.2	134.4
Other	26.8	24.6
Total	$314.1	$362.5
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
Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals (see Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022). The Company terminated its remaining aircraft lease agreement in 2022 and as of March 31, 2023 the Company had no active aircraft lease agreements. During the three months ended March 31, 2023, the Company received a final reimbursement related to these aircraft totaling $0.4 million. During the three months ended March 31, 2022, the Company received net reimbursements related to these aircraft totaling $0.1 million. The accrual of aircraft fees is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On May 5, 2020, the Company purchased 2,000,000 of the BDC Preferred Shares from CSL in a private placement at a price of $25 per share. Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at CSL’s option, 9.0% per annual payable in additional BDC Preferred Shares. The BDC Preferred Shares are convertible at the Company’s option, in whole or in part, into the number of shares of common stock equal to $25 per share plus any accumulated but unpaid dividends divided by an initial conversion price of $9.50 per share, subject to certain adjustments. At any time after May 5, 2023 and with the approval of its board of directors, CSL will have the option to redeem the BDC Preferred Shares, in whole or in part. In such case, the Company has the right to convert its shares, in whole or in part, prior to the date of redemption. For both the three months ended March 31, 2023 and 2022, the Company recorded dividend income of $0.9 million. Dividend income from the BDC Preferred Shares is included in interest and other income in the unaudited condensed consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which is recorded at fair value, was $73.6 million and $76.9 million as of March 31, 2023 and December 31, 2022, respectively, and is included in investments, including accrued performance allocations, in the unaudited condensed consolidated balance sheets.
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
10. Income Taxes
The Company’s provision (benefit) for income taxes was $34.3 million and $147.9 million for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate was approximately 21% and 20% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes and tax deductions resulting from the vesting of restricted stock units during the period, offset by disallowed executive compensation. The effective tax rate for the three months ended March 31, 2022 also reflects a deferred tax benefit resulting from a reduction in certain future foreign withholding taxes. As of March 31, 2023 and December 31, 2022, the Company had federal, state, local and foreign taxes payable of $33.9 million and $39.7 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying unaudited condensed consolidated balance sheets.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of March 31, 2023, the Company’s U.S. federal income tax returns for the years 2019 through 2021 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2017 to 2021. Foreign tax returns are generally subject to audit from 2011 to 2021. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
The Company does not believe that the outcome of the audits will require it to record material reserves for uncertain tax positions or that the outcome will have a material impact on the consolidated financial statements. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
On July 1, 2022, the State of New York issued proposed regulations, related to its 2015 law change, that may require corporate managers of investment funds (non-broker dealers) to change how they source income to New York state, which may result in an increase in the Company’s taxable income to New York. These regulations will not be effective until promulgated. The Company has not yet determined the effect of these proposed regulations on its tax provision.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA enacted a 15% corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations, which became effective on January 1, 2023. During the three months ended March 31, 2023, the Company recorded an estimate for CAMT, which resulted in no net impact to the provision (benefit) for income taxes, as the estimated current tax expense is offset by a deferred tax benefit. The Company will continue to monitor as additional guidance is released by the U.S. Department of the Treasury, the IRS, and other standard-setting bodies.
11. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$444.5	$412.0
Non-Carlyle interests in majority-owned subsidiaries	189.4	186.9
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	2.8	1.4
Non-controlling interests in consolidated entities	$636.7	$600.3
The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$17.2	$25.1
Non-Carlyle interests in majority-owned subsidiaries	5.5	(2.4)
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	1.9	0.5
Non-controlling interests in income of consolidated entities	$24.6	$23.2

12. Earnings Per Common Share
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended March 31, 2023
	Basic	Diluted
Net income attributable to common shares	$100,700,000	$100,700,000
Weighted-average common shares outstanding	362,944,260	365,357,833
Net income per common share	$0.28	$0.28

	Three Months Ended March 31, 2022
	Basic	Diluted
Net income attributable to common shares	$571,600,000	$571,600,000
Weighted-average common shares outstanding	357,574,838	363,010,282
Net income per common share	$1.60	$1.57

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

    The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2023
	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	362,944,260	362,944,260
Unvested restricted stock units	—	1,702,114
Issuable common shares and performance-vesting restricted stock units	—	711,459
Weighted-average common shares outstanding	362,944,260	365,357,833

	Three Months Ended March 31, 2022
	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	357,574,838	357,574,838
Unvested restricted stock units	—	3,695,350
Issuable common shares and performance-vesting restricted stock units	—	1,740,094
Weighted-average common shares outstanding	357,574,838	363,010,282
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. Also included in the determination of dilutive weighted-average common shares are issuable common shares associated with the Company’s acquisitions, investment in NGP, performance-vesting restricted stock units and issuable common shares associated with a program under which the Company may distribute realized performance allocation related compensation in fully vested, newly issued shares (see Note 13 to the unaudited condensed consolidated financial statements).

13. Equity
Stock Repurchase Program
In October 2021, the Board of Directors of the Company authorized the repurchase of up to $400 million of common stock. In February 2023, the Board of Directors replenished the repurchase program and expanded the limit to $500 million of common stock in aggregate, effective March 31, 2023. Under this repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2023 and 2022, the Company paid an aggregate of $100.3 million and $80.4 million, respectively, to repurchase and retire approximately 3.0 million and 1.7 million shares, respectively, with all of the repurchases done via open market and brokered transactions. As of March 31, 2023, $500 million of repurchase capacity remained under the program.
The IRA also enacted a 1% excise tax on certain actual and deemed stock repurchases by publicly traded U.S. corporations effective January 1, 2023. The value of repurchases subject to the tax is reduced by the value of any stock issued by the corporation during the tax year, including stock issued or provided to the employees of the corporation. The excise tax is accounted for in equity as an additional repurchase cost.
Shares Issued in Connection with Acquisitions
In March 2022, the Company issued 4.2 million shares of common stock, which represented $194.5 million of the purchase price paid in the acquisition of management contracts related to a portfolio of assets from CBAM. See Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Shares Issued for Performance Allocation Related Compensation
In October 2021, the Company commenced a program under which, at the Company’s discretion, up to 20% of realized performance allocations and incentive fee related compensation over a certain threshold amount may be distributed in fully vested, newly issued shares of the Company’s common stock. Shares issued under the program are accounted for as performance allocations and incentive fee related compensation and do not result in incremental compensation expense. In the third quarter of 2022, the Company paused the issuance of shares pursuant to this program and the Company did not issue shares for performance allocation related compensation during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company distributed 636,461 fully vested, newly issued common shares, related to previously accrued performance allocations and incentive fee related compensation of $31.3 million.
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 10, 2022	May 17, 2022	$0.325	$117.6
August 9, 2022	August 16, 2022	0.325	118.3
November 18, 2022	November 25, 2022	0.325	118.2
February 22, 2023	March 1, 2023	0.325	118.4
Total 2022 Dividend Year		$1.30	$472.5

May 16, 2023	May 23, 2023	$0.35	$126.7
Total 2023 Dividend Year (through Q1 2023)		$0.35	$126.7
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
14. Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted the Equity Incentive Plan. The Equity Incentive Plan, which was amended on January 1, 2020 in connection with the Conversion to reflect shares of the Company’s common stock, is a source of equity-based awards permitting the Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s common shares. On June 1, 2021, the shareholders of the Company approved an amended and restated Equity Incentive Plan that removed a provision providing for the automatic increase in the number of the Company’s common shares available for grant and reset the total number of shares of common stock available for grant to 16,000,000 for awards granted under the plan after June 1, 2021. As of March 31, 2023, the total number of the Company’s common shares available for grant under the amended and restated Equity Incentive Plan was 3,527,870.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

A summary of the status of the Company’s non-vested equity-based awards as of March 31, 2023 and a summary of changes for the three months ended March 31, 2023, are presented below:

Unvested Shares	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares(1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2022	10,865,248	$35.78	452,880	$39.73
Granted(2)	16,729,897	$30.16	258,579	$34.65
Vested	2,756,607	$27.94	—	$—
Forfeited	102,310	$35.62	—	$—
Balance, March 31, 2023	24,736,228	$32.86	711,459	$37.88
(1) Includes common shares issued in connection with the Company’s investment in NGP.
(2) Includes 6,762,219 shares related to equity inducement awards granted in connection with the appointment of the Company’s Chief Executive Officer, as well as 63,849 shares reserved for issuance upon the settlement of dividend-equivalent rights carried by certain restricted stock units concurrently with the settlement of the restricted stock units for shares.
The Company recorded compensation expense, net of forfeitures, for restricted stock units of $54.4 million and $39.7 million for the three months ended March 31, 2023 and 2022, respectively, with $9.7 million and $7.9 million of corresponding deferred tax benefits, respectively. As of March 31, 2023, the total unrecognized equity-based compensation expense related to unvested restricted stock units was $683.1 million, which is expected to be recognized over a weighted-average term of 2.7 years.
15. Segment Reporting
Carlyle conducts its operations through three reportable segments:
Global Private Equity – The Global Private Equity segment advises the Company’s buyout, middle market and growth capital funds, its U.S. and internationally focused real estate funds, and its infrastructure and natural resources funds. The segment also includes the NGP Carry Funds advised by NGP.
Global Credit – The Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, aircraft financing and servicing, infrastructure debt, insurance solutions and global capital markets.
Global Investment Solutions – The Global Investment Solutions segment advises global private equity programs and related co-investment and secondary activities.
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
Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interests in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges (credits) associated with acquisitions, dispositions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

associated with earn-outs and contingent consideration including gains and losses associated with the estimated fair value of contingent considerations issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. Management believes the inclusion or exclusion of these items provides investors with a meaningful indication of the Company’s core operating performance.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables present the financial data for the Company’s three reportable segments for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$326.9	$122.6	$56.7	$506.2
Portfolio advisory and transaction fees, net and other	5.4	11.0	—	16.4
Fee related performance revenues	9.6	18.4	0.8	28.8
Total fund level fee revenues	341.9	152.0	57.5	551.4
Realized performance revenues	99.0	27.7	38.4	165.1
Realized principal investment income	11.9	9.0	2.9	23.8
Interest income	5.4	7.2	1.3	13.9
Total revenues	458.2	195.9	100.1	754.2
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	148.7	80.4	31.5	260.6
Realized performance revenues related compensation	46.3	12.7	36.6	95.6
Total compensation and benefits	195.0	93.1	68.1	356.2
General, administrative, and other indirect expenses	57.1	21.7	8.7	87.5
Depreciation and amortization expense	6.7	2.0	1.2	9.9
Interest expense	16.6	10.2	2.2	29.0
Total expenses	275.4	127.0	80.2	482.6
Distributable Earnings	$182.8	$68.9	$19.9	$271.6
(-) Realized net performance revenues	52.7	15.0	1.8	69.5
(-) Realized principal investment income	11.9	9.0	2.9	23.8
(+) Net interest	11.2	3.0	0.9	15.1
(=) Fee Related Earnings	$129.4	$47.9	$16.1	$193.4
Segment assets as of March 31, 2023	$9,459.8	$3,075.2	$1,948.9	$14,483.9

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

    The following tables present the financial data for the Company’s three reportable segments for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$304.2	$93.7	$56.3	$454.2
Portfolio advisory and transaction fees, net and other	6.1	10.1	—	16.2
Fee related performance revenues	30.6	13.9	—	44.5
Total fund level fee revenues	340.9	117.7	56.3	514.9
Realized performance revenues	199.9	13.7	22.7	236.3
Realized principal investment income	14.2	10.3	1.8	26.3
Interest income	0.4	1.5	0.1	2.0
Total revenues	555.4	143.2	80.9	779.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	153.0	67.2	25.6	245.8
Realized performance revenues related compensation	90.7	6.7	20.9	118.3
Total compensation and benefits	243.7	73.9	46.5	364.1
General, administrative, and other indirect expenses	45.5	23.5	7.3	76.3
Depreciation and amortization expense	6.3	2.0	1.2	9.5
Interest expense	15.8	8.2	2.8	26.8
Total expenses	311.3	107.6	57.8	476.7
Distributable Earnings	$244.1	$35.6	$23.1	$302.8
(-) Realized net performance revenues	109.2	7.0	1.8	118.0
(-) Realized principal investment income	14.2	10.3	1.8	26.3
(+) Net interest	15.4	6.7	2.7	24.8
(=) Fee Related Earnings	$136.1	$25.0	$22.2	$183.3

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the three months ended March 31, 2023 and 2022, and Total Assets as of March 31, 2023.

	Three Months Ended March 31, 2023
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$754.2	$121.9	$(17.1)	(a)	$859.0
Expenses	$482.6	$97.2	$123.2	(b)	$703.0
Other income (loss)	$—	$3.6	$—	(c)	$3.6
Distributable earnings	$271.6	$28.3	$(140.3)	(d)	$159.6
Total assets	$14,483.9	$7,403.1	$(613.1)	(e)	$21,273.9

	Three Months Ended March 31, 2022
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$779.5	$61.7	$740.6	(a)	$1,581.8
Expenses	$476.7	$52.9	$312.3	(b)	$841.9
Other income (loss)	$—	$2.8	$—	(c)	$2.8
Distributable earnings	$302.8	$11.6	$428.3	(d)	$742.7

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

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Unrealized performance and fee related performance revenues	$(20.7)	$698.8
Unrealized principal investment income (loss)	(29.0)	23.7
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(3.4)	(3.1)
Tax expense associated with certain foreign performance revenues	—	(0.1)
Non-controlling interests and other adjustments to present certain costs on a net basis	50.8	17.9
Elimination of revenues of Consolidated Funds	(14.8)	3.4
	$(17.1)	$740.6

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three months ended March 31, 2023 and 2022.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$551.4	$514.9
Adjustments(1)	(50.6)	(64.4)
Carlyle Consolidated - Fund management fees	$500.8	$450.5

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

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$(2.3)	$232.2
Equity-based compensation	57.1	40.7
Acquisition or disposition-related charges (credits) and amortization of intangibles and impairment	28.7	29.1
Tax expense associated with certain foreign performance revenues related compensation	(0.5)	(0.7)
Non-controlling interests and other adjustments to present certain costs on a net basis	40.0	16.5
Other adjustments including severance	3.9	4.6
Elimination of expenses of Consolidated Funds	(3.7)	(10.1)
	$123.2	$312.3

(c)The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Income (loss) before provision for income taxes	$159.6	$742.7
Adjustments:
Net unrealized performance and fee related performance revenues	18.4	(466.6)
Unrealized principal investment (income) loss	29.0	(23.7)
Equity-based compensation(1)	57.1	40.7
Acquisition or disposition-related charges (credits), including amortization of intangibles and impairment	28.7	29.1
Tax expense associated with certain foreign performance revenues	(0.5)	(0.8)
Net income attributable to non-controlling interests in consolidated entities	(24.6)	(23.2)
Other adjustments including severance	3.9	4.6
Distributable Earnings	$271.6	$302.8
Realized performance revenues, net of related compensation(2)	69.5	118.0
Realized principal investment income(2)	23.8	26.3
Net interest	15.1	24.8
Fee Related Earnings	$193.4	$183.3

(1)Equity-based compensation for the three months ended March 31, 2023 and 2022 includes amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s U.S. GAAP statement of operations.
(2)See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2023
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$160.8	$4.3	$165.1
Performance revenues related compensation expense	105.7	(10.1)	95.6
Net performance revenues	$55.1	$14.4	$69.5

Principal investment income (loss)	$11.7	$12.1	$23.8

	Three Months Ended March 31, 2022
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$710.2	$(473.9)	$236.3
Performance revenues related compensation expense	370.7	(252.4)	118.3
Net performance revenues	$339.5	$(221.5)	$118.0

Principal investment income (loss)	$319.6	$(293.3)	$26.3

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

16. Subsequent Events
Dividends
In May 2023, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share of common stock to common stockholders of record at the close of business on May 16, 2023, payable on May 23, 2023.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

17. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of March 31, 2023 and December 31, 2022 and results of operations for the three months ended March 31, 2023 and 2022. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of March 31, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,010.1	$—	$—	$1,010.1
Cash and cash equivalents held at Consolidated Funds	—	228.8	—	228.8
Restricted cash	16.8	—	—	16.8
Corporate treasury investments	102.0	—	—	102.0
Investments, including performance allocations of $7,134.0 million	11,013.5	—	(229.4)	10,784.1
Investments of Consolidated Funds	—	7,067.3	—	7,067.3
Due from affiliates and other receivables, net	883.0	—	(383.7)	499.3
Due from affiliates and other receivables of Consolidated Funds, net	—	100.6	—	100.6
Fixed assets, net	141.8	—	—	141.8
Lease right-of-use assets, net	331.5	—	—	331.5
Deposits and other	104.7	6.4	—	111.1
Intangible assets, net	866.4	—	—	866.4
Deferred tax assets	14.1	—	—	14.1
Total assets	$14,483.9	$7,403.1	$(613.1)	$21,273.9
Liabilities and equity
Debt obligations	$2,275.6	$—	$—	$2,275.6
Loans payable of Consolidated Funds	—	6,462.4	(376.5)	6,085.9
Accounts payable, accrued expenses and other liabilities	304.8	—	—	304.8
Accrued compensation and benefits	3,894.2	—	—	3,894.2
Due to affiliates	302.5	11.6	—	314.1
Deferred revenue	411.7	—	—	411.7
Deferred tax liabilities	389.5	—	—	389.5
Other liabilities of Consolidated Funds	—	251.7	(0.9)	250.8
Lease liabilities	494.9	—	—	494.9
Accrued giveback obligations	40.9	—	—	40.9
Total liabilities	8,114.1	6,725.7	(377.4)	14,462.4
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,195.5	244.9	(244.9)	3,195.5
Retained earnings	3,280.9	—	—	3,280.9
Accumulated other comprehensive loss	(302.4)	(12.0)	9.2	(305.2)
Non-controlling interests in consolidated entities	192.2	444.5	—	636.7
Total equity	6,369.8	677.4	(235.7)	6,811.5
Total liabilities and equity	$14,483.9	$7,403.1	$(613.1)	$21,273.9

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,360.7	$—	$—	$1,360.7
Cash and cash equivalents held at Consolidated Funds	—	209.0	—	209.0
Restricted cash	0.8	—	—	0.8
Corporate treasury investments	20.0	—	—	20.0
Investments, including performance allocations of $7,117.7 million	10,989.9	—	(222.0)	10,767.9
Investments of Consolidated Funds	—	6,894.4	—	6,894.4
Due from affiliates and other receivables, net	960.5	—	(381.1)	579.4
Due from affiliates and other receivables of Consolidated Funds, net	—	101.9	—	101.9
Fixed assets, net	139.9	—	—	139.9
Lease right-of-use assets, net	337.0	—	—	337.0
Deposits and other	70.4	8.0	—	78.4
Intangible assets, net	897.8	—	—	897.8
Deferred tax assets	15.8	—	—	15.8
Total assets	$14,792.8	$7,213.3	$(603.1)	$21,403.0
Liabilities and equity
Debt obligations	$2,271.7	$—	$—	$2,271.7
Loans payable of Consolidated Funds	—	6,279.7	(374.5)	5,905.2
Accounts payable, accrued expenses and other liabilities	369.2	—	—	369.2
Accrued compensation and benefits	4,320.9	—	—	4,320.9
Due to affiliates	346.1	16.5	(0.1)	362.5
Deferred revenue	126.4	—	—	126.4
Deferred tax liabilities	402.7	—	—	402.7
Other liabilities of Consolidated Funds	—	279.7	(0.4)	279.3
Lease liabilities	502.9	—	—	502.9
Accrued giveback obligations	40.9	—	—	40.9
Total liabilities	8,380.8	6,575.9	(375.0)	14,581.7
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,138.5	238.7	(238.7)	3,138.5
Retained earnings	3,401.1	—	—	3,401.1
Accumulated other comprehensive loss	(319.5)	(13.3)	10.6	(322.2)
Non-controlling interests in consolidated entities	188.3	412.0	—	600.3
Total equity	6,412.0	637.4	(228.1)	6,821.3
Total liabilities and equity	$14,792.8	$7,213.3	$(603.1)	$21,403.0

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$508.4	$—	$(7.6)	$500.8
Incentive fees	19.9	—	(0.1)	19.8
Investment income
Performance allocations	162.3	—	(1.5)	160.8
Principal investment income	14.7	—	(3.0)	11.7
Total investment income	177.0	—	(4.5)	172.5
Interest and other income	46.6	—	(2.6)	44.0
Interest and other income of Consolidated Funds	—	121.9	—	121.9
Total revenues	751.9	121.9	(14.8)	859.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	260.2	—	—	260.2
Equity-based compensation	54.4	—	—	54.4
Performance allocations and incentive fee related compensation	105.7	—	—	105.7
Total compensation and benefits	420.3	—	—	420.3
General, administrative and other expenses	159.4	—	(0.2)	159.2
Interest	29.7	—	—	29.7
Interest and other expenses of Consolidated Funds	—	97.2	(3.5)	93.7
Other non-operating expenses	0.1	—	—	0.1
Total expenses	609.5	97.2	(3.7)	703.0
Other income
Net investment income of Consolidated Funds	—	3.6	—	3.6
Income before provision for income taxes	142.4	28.3	(11.1)	159.6
Provision for income taxes	34.3	—	—	34.3
Net income	108.1	28.3	(11.1)	125.3
Net income attributable to non-controlling interests in consolidated entities	7.4	—	17.2	24.6
Net income attributable to The Carlyle Group Inc.	$100.7	$28.3	$(28.3)	$100.7

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$456.9	$—	$(6.4)	$450.5
Incentive fees	14.0	—	—	14.0
Investment income
Performance allocations	710.2	—	—	710.2
Principal investment income	302.3	—	17.3	319.6
Total investment income	1,012.5	—	17.3	1,029.8
Interest and other income	33.3	—	(7.5)	25.8
Interest and other income of Consolidated Funds	—	61.7	—	61.7
Total revenues	1,516.7	61.7	3.4	1,581.8
Expenses
Compensation and benefits
Cash-based compensation and benefits	254.3	—	—	254.3
Equity-based compensation	39.7	—	—	39.7
Performance allocations and incentive fee related compensation	370.7	—	—	370.7
Total compensation and benefits	664.7	—	—	664.7
General, administrative and other expenses	106.3	—	—	106.3
Interest	27.8	—	—	27.8
Interest and other expenses of Consolidated Funds	—	52.9	(10.1)	42.8
Other non-operating expenses	0.3	—	—	0.3
Total expenses	799.1	52.9	(10.1)	841.9
Other income
Net investment income of Consolidated Funds	—	2.8	—	2.8
Income before provision for income taxes	717.6	11.6	13.5	742.7
Provision for income taxes	147.9	—	—	147.9
Net income	569.7	11.6	13.5	594.8
Net income (loss) attributable to non-controlling interests in consolidated entities	(1.9)	—	25.1	23.2
Net income attributable to The Carlyle Group Inc.	$571.6	$11.6	$(11.6)	$571.6

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Cash flows from operating activities
Net income	$108.1	$569.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	44.0	19.4
Equity-based compensation	54.4	39.7
Non-cash performance allocations and incentive fees	(38.2)	(300.8)
Non-cash principal investment income	(8.7)	(295.4)
Other non-cash amounts	10.8	5.3
Purchases of investments	(19.0)	(294.1)
Proceeds from the sale of investments	78.9	169.5
Payments of contingent consideration	(68.6)	(5.7)
Change in deferred taxes, net	(15.1)	110.9
Change in due from affiliates and other receivables	17.0	(8.8)
Change in deposits and other	(33.9)	(39.8)
Change in accounts payable, accrued expenses and other liabilities	(63.9)	(14.3)
Change in accrued compensation and benefits	(371.9)	(580.1)
Change in due to affiliates	(0.2)	(0.2)
Change in lease right-of-use asset and lease liability	(2.8)	(2.5)
Change in deferred revenue	284.7	254.5
Net cash used in operating activities	(24.4)	(372.7)
Cash flows from investing activities
Purchases of corporate treasury investments	(101.1)	—
Proceeds from corporate treasury investments	20.1	—
Purchases of fixed assets, net	(12.9)	(12.3)
Purchase of CBAM intangibles and investments, net	—	(618.4)
Net cash used in investing activities	(93.9)	(630.7)
Cash flows from financing activities
Payments on CLO borrowings	(1.1)	(8.9)
Proceeds from CLO borrowings, net of financing costs	—	40.8
Dividends to common stockholders	(118.4)	(89.5)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	2.0	5.8
Distributions to non-controlling interest holders	(8.5)	(27.1)
Common shares issued for performance allocations	—	31.3
Common shares repurchased	(100.3)	(80.4)
Change in due to/from affiliates financing activities	73.0	33.1
Net cash used in financing activities	(222.1)	(163.7)
Effect of foreign exchange rate changes	5.8	(17.2)
Decrease in cash, cash equivalents and restricted cash	(334.6)	(1,184.3)
Cash, cash equivalents and restricted cash, beginning of period	1,361.5	2,475.1
Cash, cash equivalents and restricted cash, end of period	$1,026.9	$1,290.8

Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM	$—	$194.5

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,010.1	$1,290.2
Restricted cash	16.8	0.6
Total cash, cash equivalents and restricted cash, end of period	$1,026.9	$1,290.8

Cash and cash equivalents held at Consolidated Funds	$228.8	$168.9

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of The Carlyle Group Inc. (the “Company”). Such analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
We conduct our operations through three reportable segments: Global Private Equity, Global Credit, and Global Investment Solutions.

•Global Private Equity — Our Global Private Equity segment advises our buyout, middle market and growth capital funds, our U.S. and internationally focused real estate funds, and our infrastructure and natural resources funds. The segment also includes the NGP Carry Funds advised by NGP. As of March 31, 2023, our Global Private Equity segment had $164 billion in AUM and $108 billion in Fee-earning AUM.

•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, aircraft financing and servicing, infrastructure debt, insurance solutions and global capital markets. As of March 31, 2023, our Global Credit segment had $150 billion in AUM and $125 billion in Fee-earning AUM.

•Global Investment Solutions — Our Global Investment Solutions segment advises global private equity programs and related co-investment and secondary activities. As of March 31, 2023, our Global Investment Solutions segment had $67 billion in AUM and $38 billion in Fee-earning AUM.
We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a performance allocation, or carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management and related transaction and portfolio advisory fees and other income, realized performance revenues (consisting of incentive fees and performance allocations), realized principal investment income, including realized gains on our investments in our funds and other trading securities, as well as interest income. Our segment expenses primarily consist of cash compensation and benefits expenses, including salaries, bonuses, and realized performance payment arrangements, and general and administrative expenses. While our segment expenses include depreciation and interest expense, our segment expenses exclude acquisition and disposition related charges and amortization of intangibles and impairment. Refer to Note 15 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.

Our Global Investment Offerings
The following table provides a breakout of the product offerings and related acronyms included in our total assets under management of $381 billion as of March 31, 2023 for each of our three global business segments (in billions):

Global Private Equity[1]	$164.4	Global Credit	$150.0
Corporate Private Equity	$107.0	Insurance [5]	$55.1
U.S. Buyout (CP)	52.7	Liquid Credit	$50.4
Asia Buyout (CAP)	12.7	U.S. CLOs	37.0
Europe Buyout (CEP)	11.7	Europe CLOs	11.7
Carlyle Global Partners (CGP)	6.5	Revolving Credit	1.7
Europe Technology (CETP)	6.3	Private Credit	$23.6
U.S. Growth (CP Growth / CEOF)	4.1	Opportunistic Credit (CCOF / CSP)	14.0
Japan Buyout (CJP)	3.4	Direct Lending [6]	9.6
Life Sciences (ABV / ACCD)	1.6	Real Assets Credit	$14.9
Asia Growth (CAP Growth / CAGP)	1.3	Aviation (SASOF / CALF)	11.2
Other [2]	6.8	Infrastructure (CICF)	2.8
Real Estate	$30.2	Other [7]	0.9
U.S. Real Estate (CRP)	19.0	Platform Initiatives and Other Products	$6.1
Core Plus Real Estate (CPI)	8.0	Carlyle Tactical Private Credit (CTAC)	2.2
International Real Estate (CER)	3.2	Other Platform Initiatives and Products	3.9
Infrastructure & Natural Resources	$27.1	Global Investment Solutions [8]	$66.8
NGP Energy [3]	12.6	Secondaries and Portfolio Finance (ASF / ASPF)	$22.3
International Energy (CIEP)	7.7	Co-Investments (ACF)	$18.3
Infrastructure & Renewable Energy [4]	6.8	Primary Investments	$26.0

Note: All amounts shown represent total assets under management as of March 31, 2023, and totals may not sum due to rounding. In addition, certain carry funds included herein may not be included in fund performance if they have not made an initial capital call or commenced investment activity.
(1)Global Private Equity also includes assets under management in funds which we jointly advise with Riverstone Holdings L.L.C. (the “Legacy Energy funds”). The impact of these funds is no longer significant to our results of operations.
(2)Includes our Financial Services (CGFSP), Sub-Saharan Africa Buyout (CSSAF), South America Buyout (CSABF), Peru Buyout (CPF), MENA Buyout and Ireland Buyout (CICF) funds, as well as platform accounts which invest across Corporate Private Equity strategies.
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
(7)Includes our Energy Credit (CEMOF) and Real Estate Credit (CNLI) funds.
(8)Includes Carlyle AlpInvest Private Markets Fund (CAPM).

Trends Affecting our Business
The first quarter of 2023 was characterized by strong reopening momentum in China and resilience in developed market economies, despite persistent services inflation, regional banking distress in the U.S., significant rates volatility, and a weakening outlook for corporate fundamentals. Real GDP in the U.S. grew at a 1.1% annualized rate in the first quarter, dragged down by a decline in inventories. However, underlying consumption was robust at nearly 4% driven by experiences and services spending and auto purchases. Weakness appears to be concentrated in the manufacturing sector due to reduced nondurable goods demand and in residential construction and investment due to a rapid increase in average mortgage rates and related collapse in home construction and purchasing activity. After peaking at 9.1% in June 2022, consumer prices rose 5.0% in March 2023 from a year earlier; core prices, which exclude food and energy, have been stickier, rising 5.6% in March and maintaining a tight range since December 2022. Earlier in the quarter, stronger than expected labor market readings, healthy consumption data, and warnings from Federal Reserve Chairman Powell about the risk of persistent inflation sent shorter-term yields soaring. By the end of the quarter and into April, however, banking sector stress – most notably the failures of SVB, Signature Bank, Silvergate and most recently First Republic Bank – increased market expectations that the Federal Reserve will not raise interest rates to as high a level as previously anticipated and may instead pivot rapidly to rate cuts. A potential reduction in credit availability due to deposit outflows from banking institutions and a tightening of credit standards to corporate borrowers in response to the regional banking crisis introduces risks to the near-term economic outlook.

After a year of below-trend growth due to rolling COVID-19 restrictions, economic performance in China strongly exceeded expectations in the first quarter of 2023 on pent-up consumer demand. Official data indicate the economy grew at a 9% annualized rate quarter-over-quarter and 4.5% from a year ago. Our proprietary portfolio company data also point to the strength of the consumer, with retail sales volumes across our network up 11%, on average, relative to Q1 2022 levels, and foot traffic up nearly 70% from the December 2022 epidemic-related collapse in visitors. Daily package and container throughput volumes through our logistics network finished the first quarter up by roughly 10% from year-ago levels as well. In Japan, while overall GDP remains below pre-pandemic peaks in real terms, the outlook improved throughout the first quarter of 2023; our proprietary portfolio company data suggest that Japanese industrial orders bounced back in March after contracting the prior three months, buoyed by China’s reopening and the resulting surge in demand for components, parts, and equipment. In Korea, after a difficult 2022 where economic growth slowed as export demand fell and high prices sapped consumer confidence, our proprietary data also suggest a stronger first quarter; official real GDP grew at a 1.2% annualized growth rate, up from -1.6% in Q4 2022. India continues to be a bright spot, with robust growth in domestic consumption and fixed investment and a 7% implied trend growth rate. While China’s growth outlook has improved, the relationship between China and the U.S. remains strained, and tensions between China and Taiwan continue to mount, raising risks of further global economic volatility given the connection between the China and U.S. economies.
Europe’s GDP growth in 2022 surprised to the upside with 3.5% growth for the year. Our proprietary portfolio data suggest that Europe’s economy remained resilient in the first quarter of 2023, with roughly flat growth rather than the outright decline that some market participants had expected at the outset of the year. Price cap schemes, generous fiscal subsidies, and a mild winter all contributed to a smaller-than-expected impact of the energy crisis resulting from the Russia-Ukraine conflict. After surging over the summer of 2022 to oil price equivalents in excess of $1,000 per barrel, forward wholesale electricity prices have moderated back towards levels seen at the end of 2021 in response to policy actions by the European Commission. In early April 2023, OPEC and Russia announced oil production cuts that would amount to an additional 1.16 million barrels per day. However, to date this has not materially impacted energy prices in Europe, with 1-month forward natural gas prices still at their lowest levels in over a year and 1-year forward prices continuing to maintain a tight range. Outside of energy consumption and energy-intensive industrial processes, most economic indicators appear to have been stable in Q1 2023. Our portfolio data suggest that industrial orders improved over the course of the first quarter, particularly in Germany where export orders are more exposed to Chinese demand. Going forward, the industrial sector remains most vulnerable to the ongoing energy crisis and could retrench if prices rise rapidly again. Beyond energy, certain economies with very high household debt levels, such as the United Kingdom and Sweden, also face rising risks as mortgage rates reset and depress disposable income.
Revenues for S&P 500 constituents are estimated to have grown just 3.0% in the first quarter of 2023, a significant deceleration in topline growth from the double digit performance of 2022. Estimates of S&P 500 constituents’ earnings growth currently stand at -4% for the first quarter, which would mark the second consecutive quarterly decline. Seven of eleven sectors estimate year-over-year earnings declines in the first quarter of 2023, led by materials, health care, and information technology. Consumer discretionary is expected to outperform as services and experiences spending continues to rise. The estimated blended net profit margin is 11.5% for Q1 2023, down from 12.2% a year ago, as earnings decline faster than topline growth.
After struggling in 2022, equity markets rebounded in the first quarter of 2023 as market expectations shifted to a more optimistic stance on the monetary policy outlook in the U.S., positive growth signals from China’s reopening, and an apparently resilient European economy. In the U.S., as of April 14, 2023, markets anticipate the federal funds rate to be just 4.5% at the end of 2023, 30 basis points (bps) lower than the current level, and more than 100 bps lower than peak (pre-banking crisis) year-end market expectations. Other developed market central banks are already on hold or have signaled that they will be soon. The Dow Jones, S&P 500, and Nasdaq 100 rose 0.4%, 7.0%, and 20.5%, respectively, from December 31, 2022 to March 31, 2023. In the U.S., overall positive return performance was driven almost entirely by the tech sector. Notably, just two companies – Apple, Inc. and Microsoft, Inc. – rose to make up 13.3% of the S&P index by market cap, and – together with NVIDIA – accounting for 54% of the S&P’s entire quarterly gain. Globally, the MSCI ACWI, EuroStoxx 600 and Shanghai Composite rose 6.8%, 7.8%, and 5.9%, respectively, over the same period. In Europe, equity market gains during the quarter were driven largely by Germany – the DAX index was up 12.2% year-to-date through March 31, 2023 – where the market had previously priced in a severe economic contraction given the country’s exposure to the energy crisis which didn’t ultimately materialize. If actual monetary policy actions ultimately differ from current market expectations – namely, if a pivot to rate cuts does not materialize – equity market performance could quickly reverse once more over the course of the year.
Our carry fund portfolio continued to reflect the impact of the broader macroeconomic environment, with modest appreciation of 2% during the first quarter and 7% over the last twelve months. Within our Global Private Equity segment in the first quarter, our corporate private equity funds appreciated 1%, while our infrastructure and natural resources funds and our real estate funds were flat. In our Global Credit segment, our carry funds (which represent approximately 11% of the total Global Credit remaining fair value as of March 31, 2023) appreciated 3% in the first quarter. Carry funds in our Global

Investment Solutions segment appreciated 5% in the first quarter. However, rising interest rates and continued margin contraction may negatively impact the performance and valuation of our portfolio investments and companies.
Obtaining financing in both the high yield bond market and the leveraged loan market is currently challenging. Financing has become increasingly expensive due to both the rise in base rates (SOFR rose 475 bps from the beginning of 2022 through the end of the first quarter of 2023) and wider spreads (B-rated option-adjusted spreads rose 140 bps from January 2022 through March 2023). Leveraged loans, which are floating rate and thus typically more appealing to investors when interest rates are rising, have sold off to a lesser extent since the market shift at the end of 2021, but financing and transaction volumes slowed substantially as market participants are being cautious and selective when deploying capital. Entry multiples and prices have not adjusted downwards in proportion to the sharp rise in financing costs; consequently, all of the market adjustment to date has instead been borne by a decline in deal volumes. U.S. leveraged loan issuance totaled roughly $50 billion in the first quarter of 2023, the smallest amount for any first quarter since 2016 and 56% lower than the same period last year.
In our Global Credit segment, we issued no new CLOs in the first quarter and gross originations in our direct lending strategy totaled only $0.4 billion, reflecting the significant slowdown in financing activity and the current market environment more broadly. However, as traditional credit becomes scarce, we expect that demand for private credit will remain robust, resulting in strong deployment opportunities in our Global Credit segment. Our non-carry fund Global Credit products continue to perform well. Dividend yields on our business development companies as of March 31, 2023 were approximately 10%, and approximately 11% for our Interval Fund. In our liquid credit strategy, our global CLO portfolio continues to experience a default rate less than the industry average, and we are actively managing our credit positions to maintain balanced risk-adjusted credit quality. However, while default rates have remained low, we expect to see them increase in 2023 as inflation, higher financing costs and the threat of global recession continue to pressure borrower debt-service capacity.
Global M&A volumes totaled $575 billion in Q1 2023, a 48% decline from the same period a year ago and the lowest quarterly level in over a decade. Global IPO activity remained sluggish as well in the first quarter of 2023, with total proceeds of just under $20 billion, a 70% decline from the same period in 2022. As capital markets activity remains sluggish, we may experience a corresponding reduction in the capital markets fees we earn in connection with activities related to the underwriting, issuance and placement of debt and equity securities. Consistent with the trends in the broader markets, our announced new investment and realization activity in our carry funds has been slower to start 2023. We generated $4.5 billion in realized proceeds from our carry funds and we invested $3.8 billion in new or follow-on transactions in our carry funds during the first quarter of 2023, reflecting the sharp slowdown in market activity as interest rates rise and uncertainty surrounding the economic outlook continues to loom. We expect this trend to continue in the near-term for both deployments and realizations. Larger transactions will likely continue to be more challenging in this environment; however, we expect to continue to see a pipeline of smaller transactions, including add-on acquisitions, that require less debt at closing. As a result, we expect that transaction fee revenue, realized performance fee revenue and realized investment income will likely be lower through the end of the year.
We raised $6.8 billion in new capital in the first quarter. We anticipate the fundraising landscape will continue to be increasingly competitive as limited partners are closely managing their portfolio allocation targets in light of market volatility and their liquidity requirements. As a result, while we believe that we will attract a significant amount of capital for our next vintage buyout funds, we now expect to see a decline in buyout fund sizes across most geographies. This slowdown in fundraising may delay or reduce catch-up management fees that would be charged to fund investors in subsequent closings and smaller fund sizes could result in lower management fees in the future. Given the lower buyout fundraising outlook, combined with uncertainty in current market conditions and our expectation of a slower transactional environment, we expect that our Fee Related Earnings for 2023 are likely to be modestly lower than in 2022.
The SEC has put forth several rule proposals in recent months, and we are continuing to evaluate the potential impacts to our business and operations and those of our portfolio companies. These proposals include, among others: (i) new reporting requirements of material cybersecurity incidents and periodic reporting regarding a company’s cybersecurity risk programs, (ii) new rules and amendments under the Investment Advisers Act of 1940 that expand compliance obligations and prohibit certain activities for private fund advisors, and (iii) extensive climate change disclosure regulations. We are also closely evaluating potential impacts to our business of financial, regulatory and other proposals put forth by the current Administration and Congress as well as the Inflation Reduction Act of 2022, which was signed into law in August 2022. The potential for policy changes may create regulatory uncertainty for our investment strategies and our portfolio companies and could adversely affect our profitability and the profitability of our portfolio companies.

Recent Transactions
Dividends
In May 2023, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share to common stockholders of record at the close of business on May 16, 2023, payable on May 23, 2023.
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
Fund Management Fees. Fund management fees include management fees and transaction and portfolio advisory fees. We earn management fees for advisory services we provide to funds in which we hold a general partner interest or to funds or certain portfolio companies with which we have an investment advisory or investment management agreement. Management fees also include catch-up management fees, which are episodic in nature and represent management fees charged to fund investors in subsequent closings of a fund which apply to the time period between the fee initiation date and the subsequent closing date. We also earn management fees on our CLOs and other structured products. Collectively, our carry funds and our CLOs and certain other products comprise 77% of our Fee-earning AUM as of March 31, 2023 and approximately 92% of our fund management fees during the three months then ended. The balance of our Fee-earning AUM and fund management fees are attributable to our Perpetual Capital products, which have an indefinite term and for which there is no immediate requirement to return capital to investors as investments are realized.
Management fees attributable to Carlyle Partners VIII, L.P. (“CP VIII”), our eighth U.S. buyout fund, were approximately 11% of fund management fees recognized during the three months ended March 31, 2023. Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund, were approximately 10% of fund management fees recognized during the three months ended March 31, 2022. No other fund generated over 10% of fund management fees in the periods presented.
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
Transaction and Portfolio Advisory Fees. Transaction and portfolio advisory fees generally include capital markets fees generated by Carlyle Global Capital Markets (“GCM”) in connection with activities related to the underwriting, issuance and placement of debt and equity securities, and loan syndication for our portfolio companies and third-party clients, which are generally not subject to rebate offsets as described below with respect to our most recent vintages (but are subject to the rebate offsets set forth below for older funds). Underwriting fees include gains, losses and fees arising from securities offerings in which we participate in the underwriter syndicate.
Transaction and portfolio advisory also include fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the performance obligation has been satisfied and collection is reasonably assured. We are generally required to offset our fund management fees earned by a percentage of the transaction and advisory fees earned, which we refer to as “rebate offsets,” which generally range from 80% to 100%.
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

Performance allocations consist principally of the performance-based capital allocation from fund limited partners to us, commonly referred to as carried interest, from certain of our investment funds, which we refer to as the “carry funds.” Carried interest revenue is recognized by Carlyle upon appreciation of the valuation of our funds’ investments above certain return hurdles as set forth in each respective partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as performance allocations reflects our share of the fair value gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. As a result, the performance allocations earned in an applicable reporting period are not indicative of any future period, as fair values are based on conditions prevalent as of the reporting date. Refer to “—Trends Affecting our Business” for further discussion.
We account for our strategic investments in NGP under the equity method of accounting. Our investments in NGP include the equity interests in NGP Management Company, L.L.C. (“NGP Management”) and the general partners of certain carry funds advised by NGP. These interests entitle us to an allocation of income equal to 55.0% of the management fee related revenues of NGP Management, which serves as the investment advisor to certain NGP funds as well as 47.5% of the performance allocations received by the NGP Carry Funds. We record investment income (loss) for our equity income allocation from NGP management fee related revenues and also record our share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. We also record our equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in our consolidated statements of operations. We do not control or manage NGP. Moreover, we do not operate NGP’s business, have representation on NGP’s board or serve as an investment advisor to any investment fund sponsored by NGP, nor do we direct the operations of any of NGP portfolio companies. While we have consent rights over certain major actions by NGP outside of the ordinary course of NGP’s business (including, for example, consent rights over items such as amendments to the organizational documents of the entity in which we are invested, changes to the management fee streams earned by NGP under its fund agreements, or the incurrence of certain debt by NGP and other similar items), we have no voting rights or consent rights on any NGP investment committee that selects investments to be made by NGP funds. For further information regarding our strategic investments in NGP, refer to Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the performance allocations from our Global Private Equity funds and closed-end carry funds in the Global Credit segment, and the NGP Carry Funds, we are also entitled to receive performance allocations from our Global Investment Solutions and Carlyle Aviation funds. We also retained our interest in the net accrued performance allocations of existing funds at the time of the sale of MRE. The timing of performance allocations realizations for these funds is typically later than in our other carry funds based on the terms of such arrangements.
Our performance allocations are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. For an explanation of the fund acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, refer to “—Our Global Investment Offerings.”
The table below presents funds which generated performance allocations in excess of 10% of the total for the three months ended March 31, 2023 and 2022. No other fund generated over 10% of performance allocations in the periods presented.

Three Months Ended March 31,
2023		2022
(Dollars in millions)
CP VI	$(77.9)	CRP VIII	$135.2
CAP V	(31.6)	CP VII	73.3
CIEP I	(29.4)	CIEP I	71.0
CEOF II	37.0	CEP IV	70.2
CEP V	35.1
CCOF II	21.7
ASF VII	19.0
CP VII	18.5

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
We record our equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in our unaudited condensed consolidated statements of operations. We recognized $1.7 million of net investment earnings related to these performance allocations for the three months ended March 31, 2023 compared to $250.4 million for the three months ended March 31, 2022, which reflected the impact of strong commodity prices in 2022 on NGP XI and NGP XII.
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. For any given period, performance allocations revenue on our statement of operations may include reversals of previously recognized performance allocations due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund return hurdles are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period. For the three months ended March 31, 2023 and 2022, the reversals of performance allocations were $173.9 million and $96.5 million, respectively.
As of March 31, 2023, accrued performance allocations and accrued giveback obligations were $7.1 billion and $40.9 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at March 31, 2023 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. As of March 31, 2023, $18.9 million of the accrued giveback obligation was the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company was $22.0 million. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee related compensation, (iii) performance allocations and incentive fee related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests. Net accrued performance revenues excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods, as well as net accrued performance revenues which are presented as fee related performance revenues when realized in our non-GAAP financial measures. Net accrued performance revenues as of March 31, 2023 were $4.0 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at March 31, 2023, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $1.5 billion on an after-tax basis where applicable, of which approximately $0.7 billion would be the responsibility of current and former senior Carlyle professionals. See the related discussion of “Contingent Obligations (Giveback)” within Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

	Inception through March 31, 2023
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
In addition, in our discussion of our non-GAAP results, we use the term “realized net performance revenues” to refer to realized performance allocations and incentive fees from our funds, net of the portion allocated to our investment professionals, if any, and certain tax expenses associated with carried interest attributable to certain partners and employees, which are reflected as realized performance allocations and incentive fees related compensation expense. See “—Non-GAAP Financial Measures” for the amount of realized net performance revenues recognized each period. See “—Segment Analysis” for the realized net performance revenues by segment and related discussion for each period.
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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of March 31, 2023:

	As of March 31, 2023
	Global Private Equity	Global Credit	Global Investment Solutions	Total
Consolidated Results	(Dollars in millions)
Level I	$4,801	$838	$1,108	$6,747
Level II	931	37,368	157	38,456
Level III	117,690	99,663	45,315	262,668
Fair Value of Investments	123,422	137,869	46,580	307,871
Available Capital	41,008	12,166	20,202	73,376
Total AUM	$164,430	$150,035	$66,782	$381,247
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
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of generally one to four years, which under U.S. GAAP will result in compensation charges over current and future periods. In 2021, we granted approximately 7.1 million in long-term strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years, with a larger proportion of the awards vesting based on the 2024 performance year. In February 2023, we granted a total of 9.9 million restricted stock units under the Equity Incentive Plan, as well as an aggregate 6.8 million performance- and time-based inducement equity awards in connection with the appointment of our new Chief Executive Officer. In contrast, during the years ended December 31, 2019 and 2020, we granted a total of 6.2 million and 3.5 million restricted stock units, respectively. As a result of the larger number of grants in 2023 and the strategic awards granted in 2021, combined with a higher share price than in periods prior to 2021, equity-based compensation expense is higher, and will continue to be higher in the coming years, than it has been. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings. As of March 31, 2023, the total number of the Company’s common shares available for grant under the Equity Incentive Plan was 3,527,870. An increase in the number of shares available for grant under the plan requires shareholder approval.
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
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of March 31, 2023, our U.S. federal income tax returns for the years 2019 through 2021 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2017 to 2021. Foreign tax returns are generally subject to audit from 2011 to 2021. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.
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
Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interest in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges (credits) related to Carlyle corporate actions and non-recurring items include: charges associated with acquisitions, dispositions, or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earn-outs and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
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
The table below details Fee-earning AUM by its respective components at each period.

	As of March 31,
	2023	2022
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments(1)	$81,854	$72,933
Fee-earning AUM based on invested capital(2)	61,233	63,311
Fee-earning AUM based on collateral balances, at par(3)	46,268	43,406
Fee-earning AUM based on net asset value(4)	12,394	9,942
Fee-earning AUM based on fair value and other(5)	69,593	21,468
Balance, End of Period(6)	$271,342	$211,060
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

(6)    Ending balances as of March 31, 2023 and 2022 exclude $13.4 billion and $14.3 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2023	2022
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$266,577	$193,419
Inflows(1)	3,863	22,142
Outflows (including realizations)(2)	(2,853)	(3,296)
Market Activity & Other(3)	3,100	288
Foreign Exchange(4)	671	(1,493)
Balance, End of Period	$271,358	$211,060
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
(3)Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value, activity of funds with fees based on gross asset value, and changes in the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement.
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
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2023
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$372,691
Inflows(1)	6,943
Outflows (including realizations)(2)	(6,011)
Market Activity & Other(3)	6,443
Foreign Exchange(4)	1,181
Balance, End of Period	$381,247
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
(3)Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds and related co-investment vehicles, and separately managed accounts, as well as the net impact of fees, expenses and non-investment income, change in gross asset value for our business development companies, changes in the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement, and other changes in AUM.
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

Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) our Interval Fund and (e) Carlyle AlpInvest Private Markets Fund (“CAPM”), our open-ended, retail-oriented product. As of March 31, 2023, our total AUM and Fee-earning AUM included $65.2 billion and $61.7 billion, respectively, of Perpetual Capital.
Portfolio Appreciation (Depreciation). Our overall carry fund portfolio appreciation of 2% for the three months ended March 31, 2023 comprises 1% appreciation in our corporate private equity funds in our Global Private Equity segment, 3% appreciation in our Global Credit carry funds and 5% appreciation in our Global Investment Solutions funds. Our Global Private Equity carry funds focusing on infrastructure and natural resources and those focusing on real estate were flat for the first quarter. Our overall carry fund portfolio appreciation of 7% for the twelve months ended March 31, 2023 comprises 3% appreciation in our corporate private equity funds, 5% appreciation in our real estate funds, and 24% in our infrastructure and natural resources funds in our Global Private equity segment; 7% appreciation in our Global Credit carry funds and 7% appreciation in our Global Investment Solutions funds. Our publicly traded investments, which comprise 5% of the total fair value in our carry fund portfolio as of March 31, 2023, depreciated 7% during the first quarter, and depreciated 21% for the twelve months ended March 31, 2023.
While there is no perfectly comparable market index benchmark for the overall portfolio or any of its segments or strategies, we would note that S&P 500 and MSCI ACWI appreciation (depreciation) for the three months ended March 31, 2023 were 7.0% and 6.8%, respectively, while the FTSE NAREIT Composite appreciation (depreciation) was 0.5%, the S&P Oil and Gas Exploration and Production Index was (12.1)%, and the S&P Leveraged Loan Index appreciation (depreciation) was 0.8%. Notably, just three companies – Apple, Inc., Microsoft, Inc. and NVIDIA – accounted for 54% of the S&P 500’s quarterly gain during the first quarter of 2023. In Europe, equity market gains during the first quarter of 2023 were driven largely by Germany, where the market had previously priced in severe economic contraction given the country’s exposure to the energy crisis which didn’t ultimately materialize. For the twelve months ended March 31, 2023, S&P 500 and MSCI ACWI appreciation (depreciation) were (9.3)% and (9.1)%, respectively, while the FTSE NAREIT Composite appreciation (depreciation) was (22.9)%, the S&P Oil and Gas Exploration and Production Index was (5.0)%, and the S&P Leveraged Loan Index appreciation (depreciation) was (3.5)%.
Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. As of March 31, 2023, our Consolidated Funds represent approximately 2% of our AUM; 2% of our management fees for the three months ended March 31, 2023; and 3% of our total investment income or loss for the three months ended March 31, 2023.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise. As of March 31, 2023, our consolidated CLOs held approximately $6.3 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three months ended March 31, 2023 and 2022. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment income (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions, except share and per share data)
Revenues
Fund management fees	$500.8	$450.5
Incentive fees	19.8	14.0
Investment income
Performance allocations	160.8	710.2
Principal investment income	11.7	319.6
Total investment income	172.5	1,029.8
Interest and other income	44.0	25.8
Interest and other income of Consolidated Funds	121.9	61.7
Total revenues	859.0	1,581.8
Expenses
Compensation and benefits
Cash-based compensation and benefits	260.2	254.3
Equity-based compensation	54.4	39.7
Performance allocations and incentive fee related compensation	105.7	370.7
Total compensation and benefits	420.3	664.7
General, administrative and other expenses	159.2	106.3
Interest	29.7	27.8
Interest and other expenses of Consolidated Funds	93.7	42.8
Other non-operating expenses	0.1	0.3
Total expenses	703.0	841.9
Other income
Net investment income of Consolidated Funds	3.6	2.8
Income before provision for income taxes	159.6	742.7
Provision for income taxes	34.3	147.9
Net income	125.3	594.8
Net income attributable to non-controlling interests in consolidated entities	24.6	23.2
Net income attributable to The Carlyle Group Inc. Common Stockholders	$100.7	$571.6

Net income attributable to The Carlyle Group Inc. per common share
Basic	$0.28	$1.60
Diluted	$0.28	$1.57
Weighted-average common shares
Basic	362,944,260	357,574,838
Diluted	365,357,833	363,010,282

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenues
Total revenues decreased $722.8 million, or 45.7%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The following table provides the components of the changes in total revenues for the three months ended March 31, 2023:

Three Months Ended March 31,
2023 v. 2022
(Dollars in millions)
Total Revenues, March 31, 2022	$1,581.8
Increases (Decreases):
Increase in fund management fees	50.3
Increase in incentive fees	5.8
Decrease in investment income, including performance allocations	(857.3)
Increase in interest and other income	18.2
Increase in interest and other income of Consolidated Funds	60.2
Total decrease	(722.8)
Total Revenues, March 31, 2023	$859.0
Fund Management Fees. Fund management fees increased $50.3 million, or 11.2%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to the following:

Three Months Ended March 31,
2023 v. 2022
(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$35.1
Lower management fees resulting from the change in basis for earning management fees from commitments to invested capital for certain funds and from net investment activity in funds whose management fees are based on invested capital	(10.1)
Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	7.1
Higher management fees due to CBAM and Abingworth acquisitions	19.4
Lower transaction and portfolio advisory fees	(1.2)
Total increase in fund management fees	$50.3
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $13.4 million and $14.6 million for the three months ended March 31, 2023 and 2022, respectively.

Investment Income. Investment income decreased $857.3 million to $172.5 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The components of investment income are included in the following table:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Performance allocations, excluding NGP (see below)	$160.8	$710.2
Investment income from NGP, which includes performance allocations	16.3	282.3
Investment income from our carry funds:
Global Private Equity	2.6	45.3
Global Credit	1.4	(12.8)
Global Investment Solutions	9.4	2.7
Investment (loss) income from our CLOs	17.9	(7.4)
Investment (loss) income from Carlyle FRL	(26.3)	9.1
Investment (loss) income from our other Global Credit products	2.0	(1.3)
Investment (loss) income on foreign currency hedges	0.4	1.2
All other investment (loss) income(1)	(12.0)	0.5
Total investment income	$172.5	$1,029.8
(1) All other investment income in the three months ended March 31, 2023 includes an unrealized investment loss of $13.3 million associated with the remeasurement of a corporate investment in equity securities, which was previously carried at cost, resulting from an observable price change pursuant to ASC 321, Investments–Equity Securities.

The decrease in investment income in the respective periods primarily reflects carry fund appreciation of 2% during the three months ended March 31, 2023 compared to appreciation of 5% during the three months ended March 31, 2022, resulting in significantly higher performance allocations in 2022 compared to 2023. In addition, we recorded an investment loss from our investment in Carlyle FRL during the three months ended March 31, 2023, reflecting the unrealized impacts of market exposure at Fortitude.
We recorded investment income from our CLOs during the three months ended March 31, 2023 as compared to investment loss from our CLOs during the three months ended March 31, 2022. The fair value of the CLO investments held by the firm (before the effects of consolidation) increased 3% during the quarter, with our investments in subordinated notes and senior notes appreciating 5% and 3%, respectively, during the three months ended March 31, 2023.
Performance Allocations. Performance allocations decreased $549.4 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Performance allocations by segment on a consolidated U.S. GAAP basis for the three months ended March 31, 2023 and 2022 comprised the following:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Global Private Equity	$(3.8)	$657.9
Global Credit	33.4	(34.0)
Global Investment Solutions	131.2	86.3
Total performance allocations	$160.8	$710.2

Total carry fund appreciation(1)	2%	5%
(1) Carry fund appreciation includes appreciation on the NGP Carry Funds. We do not control NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP. Therefore, performance allocations related to these funds of $1.7 million for the three months ended March 31, 2023 and $250.4 million for the three months ended March 31, 2022 are included in investment income in our U.S. GAAP results.

Refer to “—Key Financial Measures” for a listing of the funds with performance allocations in excess of 10% of the total for the periods presented.
The first quarter of 2023 was characterized by resilience in developed market economies, despite persistent services inflation, regional banking distress in the U.S., significant rates volatility, and a weakening outlook for corporate fundamentals. Our carry fund portfolio appreciated 2% in the first quarter of 2023, with only 1% appreciation in our corporate private equity funds, appreciation of 3% in our Global Credit carry funds (which represent approximately 11% of the total Global Credit remaining fair value as of March 31, 2023), and appreciation of 5% in our Global Investment Solutions funds. Our infrastructure and natural resources funds and our real estate funds in our Global Private Equity segment were flat for the quarter. However, rising interest rates and continued margin contraction may negatively impact the performance and valuation of our portfolio investments and companies.
Interest and Other Income. Interest and other income increased $18.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily as a result of increases from the reimbursement of certain costs incurred on behalf of Carlyle funds, as well as interest income from investments in CLO notes, due in part to the CBAM acquisition, and higher yields on cash and interest income on corporate treasury investments.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds increased $60.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Substantially all of the increase in interest and other income of Consolidated Funds relates to increased interest income from CLOs. Our CLOs generate interest income primarily from investments in bonds and loans, inclusive of amortization of discounts, and generate other income from consent and amendment fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.
Expenses
Total expenses decreased $138.9 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The following table provides the components of the changes in total expenses for the three months ended March 31, 2023:

Three Months Ended March 31,
2023 v. 2022
(Dollars in millions)
Total Expenses, March 31, 2022	$841.9
Increases (Decreases):
Decrease in total compensation and benefits	(244.4)
Increase in general, administrative and other expenses	52.9
Increase in interest	1.9
Increase in interest and other expenses of Consolidated Funds	50.9
Decrease in other non-operating expense	(0.2)
Total decrease	(138.9)
Total Expenses, March 31, 2023	$703.0

Total Compensation and Benefits. Total compensation and benefits decreased $244.4 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to the following:

Three Months Ended March 31,
2023 v. 2022
(Dollars in millions)
Increase in cash-based compensation and benefits	$5.9
Increase in equity-based compensation	14.7
Decrease in performance allocations and incentive fee related compensation	(265.0)
Decrease in total compensation and benefits	$(244.4)
Cash-based Compensation and Benefits. Cash-based compensation and benefits increased $5.9 million, or 2.3%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to the following:

Three Months Ended March 31,
2023 v. 2022
(Dollars in millions)
Increase in headcount and bonuses	$31.3
Decrease in compensation expense associated with contingent earn-out payments(1)	(25.4)
Total (decrease) increase in cash-based compensation and benefits	$5.9
(1) The December 2018 Carlyle Aviation Partners acquisition included an earn-out of up to $150.0 million and the August 2022 Abingworth acquisition included an earn-out of up to $130.0 million. During the three months ended March 31, 2023, we entered into a termination and settlement agreement with respect to the Carlyle Aviation Partners earn-out, which resulted in a reversal of $0.7 million of previously accrued expense compared with an accrual of $19.9 million during the three months ended March 31, 2022. During the three months ended March 31, 2023, we reversed previously accrued expense of $4.7 million related to the Abingworth earn-out based on revised performance expectations relative to earn-out targets. For additional information, refer to “—Liquidity and Capital Resources—Contingent Cash Payments For Business Acquisitions and Strategic Investments.”
Equity-based Compensation. Equity-based compensation, net of forfeitures, increased $14.7 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. In February 2023, we granted a total of 9.9 million restricted stock units to our personnel, including certain senior Carlyle professionals and other key personnel, as well as an aggregate 6.8 million time- and performance-based inducement equity awards in connection with the appointment of our new Chief Executive Officer. In contrast, during the years ended December 31, 2019 and 2020, we granted a total of 6.2 million and 3.5 million restricted stock units, respectively. As a result of these grants, combined with a higher share price than in periods prior to 2021, we expect that equity-based compensation expense is higher, and will be higher in the coming years, than it has been in prior years.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense decreased $265.0 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees was 66% and 52% for the three months ended March 31, 2023 and 2022, respectively, reflecting a higher proportion of our performance allocations being generated from AlpInvest during the three months ended March 31, 2023. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For our largest segment, Global Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Global Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest.

General, Administrative and Other Expenses. General, administrative and other expenses increased $52.9 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to:

Three Months Ended March 31,
2023 v. 2022
(Dollars in millions)
Higher intangible asset amortization(1)	$23.9
Foreign exchange adjustments(2)	18.1
Higher travel and conference expenses	5.7
Higher IT and other office expenses	4.2
Lower professional fees	(3.0)
Other changes	4.0
Total increase in general, administrative and other expenses	$52.9
(1) Intangible asset amortization increases for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 are primarily related to the CBAM and Abingworth acquisitions. See Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
(2) Foreign exchange losses for the three months ended March 31, 2023 as compared to foreign exchange gains for the three months ended March 31, 2022, primarily driven by the EUR appreciation relative to the USD.

Interest. Interest increased $1.9 million for the three months ended March 31, 2023 as compared to three months ended March 31, 2022 primarily due to higher interest on CLO term loans, mainly related to CBAM.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $50.9 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to higher interest expense on the consolidated CLOs. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.
Net Investment Income (Loss) of Consolidated Funds. For the three months ended March 31, 2023, net investment income of Consolidated Funds were $3.6 million as compared to net investment income of $2.8 million for the three months ended March 31, 2022. For both the three months ended March 31, 2023 and 2022, net investment income (loss) comprise the activity of the consolidated CLOs and certain other funds. For the consolidated CLOs, the amount reflects the net gain or loss on the fair value adjustment of both the assets and liabilities. The components of net investment gains (losses) of Consolidated Funds for the respective periods are:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Realized gains (losses)	$(17.4)	$2.7
Net change in unrealized gains (losses)	162.4	(46.1)
Total gains (losses)	145.0	(43.4)
Gains (losses) from liabilities of CLOs	(141.4)	46.2
Total net investment gains (losses) of Consolidated Funds	$3.6	$2.8

Provision (Benefit) for Income Taxes. The Company’s provision (benefit) for income taxes was $34.3 million and $147.9 million for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate was approximately 21% and 20% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes and tax deductions resulting from the vesting of restricted stock units during the period, offset by disallowed executive compensation. The effective tax rate for the three months ended March 31, 2022 also reflects a deferred tax benefit resulting from a reduction in certain future foreign withholding taxes. As of March 31, 2023 and December 31, 2022, the Company had federal, state, local and foreign taxes payable of $33.9 million and $39.7 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying unaudited condensed consolidated balance sheets.
Net Income Attributable to Non-controlling Interests in Consolidated Entities. Net income attributable to non-controlling interests in consolidated entities was $24.6 million for the three months ended March 31, 2023 as compared to net income of $23.2 million for the three months ended March 31, 2022. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related fund’s limited partners or CLO investors, as well as net earnings from our Insurance Solutions business and certain other products that are allocated to certain third party investors. These amounts also reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions.
Net Income Attributable to The Carlyle Group Inc. Common Stockholders. Net income (loss) attributable to The Carlyle Group Inc. common stockholders was $100.7 million for the three months ended March 31, 2023, a $470.9 million decrease from net income of $571.6 million for the three months ended March 31, 2022.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three months ended March 31, 2023 and 2022. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
The following table shows our total segment DE and FRE for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Total Segment Revenues	$754.2	$779.5
Total Segment Expenses	482.6	476.7
Distributable Earnings	$271.6	$302.8
(-) Realized Net Performance Revenues	69.5	118.0
(-) Realized Principal Investment Income	23.8	26.3
(+) Net Interest	15.1	24.8
(=) Fee Related Earnings	$193.4	$183.3

The following table sets forth our total segment revenues for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$506.2	$454.2
Portfolio advisory and transaction fees, net and other	16.4	16.2
Fee related performance revenues	28.8	44.5
Total fund level fee revenues	551.4	514.9
Realized performance revenues	165.1	236.3
Realized principal investment income	23.8	26.3
Interest income	13.9	2.0
Total Segment Revenues	$754.2	$779.5
The following table sets forth our total segment expenses for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$260.6	$245.8
Realized performance revenue related compensation	95.6	118.3
Total compensation and benefits	356.2	364.1
General, administrative, and other indirect expenses	87.5	76.3
Depreciation and amortization expense	9.9	9.5
Interest expense	29.0	26.8
Total Segment Expenses	$482.6	$476.7

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Income (loss) before provision for income taxes	$159.6	$742.7
Adjustments:
Net unrealized performance and fee related performance revenues	18.4	(466.6)
Unrealized principal investment (income) loss	29.0	(23.7)
Equity-based compensation(1)	57.1	40.7
Acquisition or disposition-related charges (credits), including amortization of intangibles and impairment	28.7	29.1
Tax expense associated with certain foreign performance revenues	(0.5)	(0.8)
Net (income) loss attributable to non-controlling interests in consolidated entities	(24.6)	(23.2)
Other adjustments including severance	3.9	4.6
(=) Distributable Earnings	$271.6	$302.8
(-) Realized net performance revenues(2)	69.5	118.0
(-) Realized principal investment income(2)	23.8	26.3
(+) Net interest	15.1	24.8
(=) Fee Related Earnings	$193.4	$183.3

(1)    Equity-based compensation includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.
(2) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2023
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$160.8	$4.3	$165.1
Performance revenues related compensation expense	105.7	(10.1)	95.6
Net performance revenues	$55.1	$14.4	$69.5

Principal investment income (loss)	$11.7	$12.1	$23.8

	Three Months Ended March 31, 2022
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$710.2	$(473.9)	$236.3
Performance revenues related compensation expense	370.7	(252.4)	118.3
Net performance revenues	$339.5	$(221.5)	$118.0

Principal investment income (loss)	$319.6	$(293.3)	$26.3
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
Distributable Earnings for our reportable segments are as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Global Private Equity	$182.8	$244.1
Global Credit	68.9	35.6
Global Investment Solutions	19.9	23.1
Distributable Earnings	$271.6	$302.8
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

Global Private Equity
The following table presents our results of operations for our Global Private Equity segment:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$326.9	$304.2
Portfolio advisory and transaction fees, net and other	5.4	6.1
Fee related performance revenues	9.6	30.6
Total fund level fee revenues	341.9	340.9
Realized performance revenues	99.0	199.9
Realized principal investment income	11.9	14.2
Interest income	5.4	0.4
Total revenues	458.2	555.4
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	148.7	153.0
Realized performance revenues related compensation	46.3	90.7
Total compensation and benefits	195.0	243.7
General, administrative, and other indirect expenses	57.1	45.5
Depreciation and amortization expense	6.7	6.3
Interest expense	16.6	15.8
Total expenses	275.4	311.3
Distributable Earnings	$182.8	$244.1
(-) Realized Net Performance Revenues	52.7	109.2
(-) Realized Principal Investment Income	11.9	14.2
(+) Net Interest	11.2	15.4
(=) Fee Related Earnings	$129.4	$136.1

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Distributable Earnings
Distributable Earnings decreased $61.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2023:

Three Months Ended March 31,
(Dollars in millions)
Distributable Earnings, March 31, 2022	$244.1
Increases (decreases):
Decrease in fee related earnings	(6.7)
Decrease in realized net performance revenues	(56.5)
Decrease in realized principal investment income	(2.3)
Decrease in net interest	4.2
Total decrease	(61.3)
Distributable Earnings, March 31, 2023	$182.8

Realized Net Performance Revenues. Realized net performance revenues decreased $56.5 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by lower realized net performance revenues generated by CJP III and CEOF II during the three months ended March 31, 2023 and realized net performance revenues generated by CP VI and CRP VII during the three months ended March 31, 2022. Realized net performance revenues were primarily generated by the following funds for the three months ended March 31, 2023 and 2022:

Three Months Ended March 31,
2023	2022
CJP III	CJP III
CRP VIII	CEOF II
CEOF II	CP VI
CEOF I	CRP VIII
CP V	CRP VII
CICF

Realized Principal Investment Income. Realized principal investment income was $11.9 million for the three months ended March 31, 2023 as compared to realized principal investment income of $14.2 million for the three months ended March 31, 2022, primarily driven by lower realized principal investment income from our Japan buyout funds, partially offset by an increase in realized principal investment income from our Infrastructure and Natural Resources funds, notably our NGP Energy funds.

Fee Related Earnings
Fee Related Earnings decreased $6.7 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2023:

Three Months Ended March 31,
(Dollars in millions)
Fee Related Earnings, March 31, 2022	$136.1
Increases (decreases):
Increase in fee revenues	1.0
Decrease in cash-based compensation and benefits	4.3
Increase in general, administrative and other indirect expenses	(11.6)
All other changes	(0.4)
Total decrease	(6.7)
Fee Related Earnings, March 31, 2023	$129.4
Fee Revenues. Total fee revenues increased $1.0 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to the following:

Three Months Ended March 31,
2023 v. 2022
(Dollars in millions)
Higher fund management fees	$22.7
Lower portfolio advisory and transaction fees, net and other	(0.7)
Lower fee related performance revenues	(21.0)
Total increase in fee revenues	$1.0
The increase in fund management fees for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to the impact of fundraising in CETP V and CP VIII, including $8.0 million in catch-up management fees for the three months ended March 31, 2023, compared to $0.9 million during the three months ended March 31, 2022, as well as management fees from Abingworth which was acquired in August 2022. These increases were partially offset by the impact of investment realizations in CP VI and CEP IV, on which management fees are based on invested capital, as well as the basis step-down in CETP IV.
The decrease in fee related performance revenues for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was due to lower fee related performance revenues from CPI, which will fluctuate from quarter to quarter. We expect fee related performance revenues from CPI will be higher in the second quarter of 2023 and then moderate for the remainder of the year.
The total weighted-average management fee rate decreased from 1.29% as of March 31, 2022 to 1.28% as of March 31, 2023, with the rate for funds in the investment period increasing from 1.37% to 1.41% over the same period. The rate increase for funds in the investment period, largely attributable to new fee-paying capital raised in CP VIII and CETP V as well as the onboarding of Fee-earning AUM related to Abingworth, was offset by the effect of fee step-downs in funds outside the investment period. Fee-earning assets under management were $107.8 billion and $106.7 billion as of March 31, 2023 and 2022, respectively, an increase of $1.1 billion.

Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $4.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a $10.0 million decrease in compensation associated with fee related performance revenues (approximately 45% of fee related performance revenues are paid as cash-based compensation), partially offset by the impact of an increase in headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $11.6 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to higher fund organization costs, technology costs, travel costs and other general expenses. General, administrative and other indirect expenses from our CBAM and Abingworth acquisitions in 2022 also contributed to the increase.

Fee-earning AUM as of and for the Three Months Ended March 31, 2023 and 2022
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2023	2022
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$55,763	$51,129
Fee-earning AUM based on invested capital	42,004	48,003
Fee-earning AUM based on net asset value	6,324	5,118
Fee-earning AUM based on lower of cost or fair value	3,706	2,415
Total Fee-earning AUM	$107,797	$106,665
Weighted Average Management Fee Rates(2)
All Funds	1.28%	1.29%
Funds in Investment Period	1.41%	1.37%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2023	2022
Global Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$107,801	$104,252
Inflows(1)	1,486	3,516
Outflows (including realizations)(2)	(1,592)	(771)
Market Activity & Other(3)	(73)	140
Foreign Exchange(4)	175	(472)
Balance, End of Period	$107,797	$106,665
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
Fee-earning AUM of $107.8 billion at March 31, 2023 remained flat from December 31, 2022, as inflows were largely offset by outflows in the period. Inflows of $1.5 billion included the impact of the activation of fees in NGP Royalty Partners II (NGP RP II) and CRSEF II, as well as additional fee-paying commitments raised in CETP V. Outflows of $1.6 billion were driven by funds which stopped charging fees during the period and realizations in funds that charge fees on invested capital.

Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $107.8 billion at March 31, 2023, reflecting a 1% increase from $106.7 billion at March 31, 2022, as inflows were largely offset by outflows in the period. Inflows of $11.0 billion included additional fee-paying commitments raised in CP VIII and CETP V, as well as $2 billion acquired as part of the Abingworth transaction. Outflows of $9.1 billion were driven by realizations in funds that charge fees on invested capital and funds which stopped charging fees during the period.
Total AUM as of and for the Three Months Ended March 31, 2023
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2023
(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$163,098
Inflows(1)	3,468
Outflows (including realizations)(2)	(2,478)
Market Activity & Other(3)	74
Foreign Exchange(4)	268
Balance, End of Period	$164,430
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

Total AUM was $164.4 billion at March 31, 2023, an increase of $1.3 billion, or approximately 1%, compared to $163.1 billion as of December 31, 2022. Driving the increase were $3.5 billion of inflows from fundraising in CAP VI, NGP XIII, CP VIII, and CPI. Overall segment appreciation of $0.1 billion for the period included appreciation of $0.4 billion in CP VII, $0.2 billion in CEP V, and $0.2 billion in CEOF II, partially offset by $0.4 billion of depreciation in CP VI. Offsetting these increases were outflows of $2.5 billion driven primarily by realizations in NGP XI, NGP XII, CPI, and other funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2023, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following tables reflect the performance of our significant funds in our Global Private Equity business. Please see “—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of March 31, 2023						As of March 31, 2023
Fund (Fee Initiation Date/Stepdown Date)(19)	Committed Capital(20)	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Giveback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,405	$6,787	47%	$1	$7,339	1.1x	NM	NM	$—	n/a	n/a	n/a
CP VII (May 2018 / Oct 2021)	$18,510	$17,518	95%	$1,770	$21,951	1.4x	13%	8%	$391	$1,594	1.2x	12%
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$23,182	$6,950	2.3x	19%	15%	$454	$26,661	2.5x	23%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$28,041	$844	2.2x	18%	14%	$90	$28,130	2.3x	20%
CEP V (Oct 2018 / Sep 2024)	€6,416	€5,046	79%	€1,360	€5,737	1.4x	23%	13%	$163	n/a	n/a	n/a
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,797	103%	€5,457	€1,955	2.0x	18%	12%	$180	€5,662	2.3x	23%
CEP III (Jul 2007 / Dec 2012)	€5,295	€5,177	98%	€11,716	€72	2.3x	19%	14%	$8	€11,648	2.3x	19%
CAP V (Jun 2018 / Jun 2024)	$6,554	$5,701	87%	$1,423	$5,883	1.3x	20%	9%	$96	$907	1.8x	143%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,044	104%	$6,181	$2,105	2.0x	18%	13%	$220	$7,126	2.8x	27%
CAP III (Jun 2008 / Jul 2013)	$2,552	$2,543	100%	$5,123	$16	2.0x	17%	12%	$3	$5,139	2.0x	17%
CJP IV (Oct 2020 / Oct 2026)	¥258,000	¥178,985	69%	¥5,996	¥227,643	1.3x	51%	24%	$27	n/a	n/a	n/a
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥206,612	¥38,559	2.7x	24%	17%	$19	¥202,102	3.4x	27%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$932	93%	$377	$1,724	2.3x	37%	27%	$105	$815	6.5x	56%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,959	$500	2.6x	27%	20%	$41	$1,956	2.4x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,213	$333	27%	$—	$348	1.0x	NM	NM	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,361	98%	$2,440	$2,316	2.0x	21%	15%	$165	$2,748	3.5x	52%
CEOF I (Sep 2011 / Nov 2015)	$1,119	$1,175	105%	$1,717	$124	1.6x	12%	8%	$34	$1,681	1.6x	14%
CETP V (Mar 2022 / Jun 2028)	€3,162	€574	18%	€—	€572	1.0x	NM	NM	$—	n/a	n/a	n/a
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,173	87%	€788	€1,802	2.2x	51%	36%	$99	€788	9.3x	122%
CETP III (Jul 2014 / Jul 2019)	€657	€602	92%	€1,269	€576	3.1x	42%	29%	$47	€1,294	3.4x	46%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$5	$1,058	1.1x	NM	NM	$—	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,125	87%	$1,410	$2,966	1.4x	7%	5%	$64	$1,683	2.1x	17%
CAGP IV (Aug 2008 / Dec 2014)	$1,041	$953	92%	$1,124	$90	1.3x	6%	1%	$—	$1,122	1.3x	7%
CSABF (Dec 2009 / Dec 2016)	$776	$737	95%	$492	$342	1.1x	2%	Neg	$—	$624	1.3x	4%
All Other Active Funds & Vehicles(10)		$22,885	n/a	$23,262	$14,958	1.7x	22%	15%	$74	$23,557	2.2x	33%
Fully Realized Funds & Vehicles(11)		$24,220	n/a	$60,552	$—	2.5x	28%	20%	$3	$60,552	2.5x	28%
TOTAL CORPORATE PRIVATE EQUITY(13)		$141,443	n/a	$183,038	$83,166	1.9x	25%	18%	$2,280	$186,896	2.4x	27%

Real Estate
CRP IX ( Oct 2021 / Oct 2026 )	$7,987	$2,082	26%	$—	$2,119	1.0x	NM	NM	$—	n/a	n/a	n/a
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$5,050	92%	$4,118	$4,509	1.7x	45%	28%	$173	$4,164	2.1x	55%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,819	92%	$4,902	$1,543	1.7x	18%	12%	$70	$4,873	1.8x	22%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,164	92%	$3,789	$143	1.8x	27%	18%	$5	$3,709	1.9x	29%
CPI (May 2016 / n/a)	$7,987	$6,992	88%	$2,185	$7,334	1.4x	18%	17%	n/a*	$1,343	1.7x	9%
All Other Active Funds & Vehicles(14)		$8,840	n/a	$10,979	$2,839	1.6x	10%	7%	$21	$10,611	1.6x	11%
Fully Realized Funds & Vehicles(15)		$6,912	n/a	$9,738	$5	1.4x	10%	6%	$—	$9,743	1.4x	11%
TOTAL REAL ESTATE(13)		$35,860	n/a	$35,712	$18,493	1.5x	13%	9%	$270	$34,443	1.7x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,008	44%	$608	$934	1.5x	37%	16%	$30	$589	2.5x	NM**
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,378	95%	$1,865	$2,538	1.9x	17%	10%	$158	$2,690	2.6x	25%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,542	101%	$842	$1,956	1.8x	17%	11%	$105	$509	2.5x	22%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$1,769	80%	$296	$2,114	1.4x	24%	11%	$43	$251	1.4x	15%
NGP XII (Jul 2017 / Jul 2022)	$4,304	$2,857	66%	$1,707	$3,708	1.9x	21%	15%	$191	$1,283	3.1x	41%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$4,979	93%	$4,632	$4,840	1.9x	15%	11%	$342	$5,994	2.2x	29%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,306	$389	1.1x	3%	Neg	$—	$3,140	1.2x	5%
All Other Active Funds & Vehicles(17)		$4,703	n/a	$2,664	$4,198	1.5x	15%	12%	$26	$3,092	2.3x	25%
Fully Realized Funds & Vehicles(18)		$1,190	n/a	$1,435	$1	1.2x	3%	1%	$—	$1,436	1.2x	3%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES(13)		$23,778	n/a	$17,356	$20,677	1.6x	12%	8%	$894	$18,984	1.9x	15%

Legacy Energy Funds(16)		$16,741	n/a	$23,983	$60	1.4x	12%	6%	$(1)	$23,576	1.5x	14%

*Net accrued fee related performance revenues for CPI of $45 million are excluded from Net Accrued Performance Revenues. These amounts will be reflected as fee related performance revenues when realized, and included in Fund level fee revenues in our segment results.
**The IRR is incalculable, which occurs in instances when a distribution occurs prior to a Limited Partner capital contribution due to the use of fund-level credit facilities.
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
(11)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CP I, CP II, CP III, CP IV, CEP I, CAP I, CAP II, CBPF I, CJP I, CJP II, CMG, CVP I, CVP II, CUSGF III, CGFSP I, CEVP I, CETP I, CETP II, CAVP I, CAVP II, CAGP III and Mexico.
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
(20)All amounts shown represent total capital commitments as of March 31, 2023. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.
Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$122.6	$93.7
Portfolio advisory and transaction fees, net and other	11.0	10.1
Fee related performance revenues	18.4	13.9
Total fund level fee revenues	152.0	117.7
Realized performance revenues	27.7	13.7
Realized principal investment income	9.0	10.3
Interest income	7.2	1.5
Total revenues	195.9	143.2
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	80.4	67.2
Realized performance revenues related compensation	12.7	6.7
Total compensation and benefits	93.1	73.9
General, administrative, and other indirect expenses	21.7	23.5
Depreciation and amortization expense	2.0	2.0
Interest expense	10.2	8.2
Total expenses	127.0	107.6
(=) Distributable Earnings	$68.9	$35.6
(-) Realized Net Performance Revenues	15.0	7.0
(-) Realized Principal Investment Income	9.0	10.3
(+) Net Interest	3.0	6.7
(=) Fee Related Earnings	$47.9	$25.0

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Distributable Earnings
Distributable Earnings increased $33.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2023:

Three Months Ended March 31,
(Dollars in millions)
Distributable Earnings, March 31, 2022	$35.6
Increases (decreases):
Increase in fee related earnings	22.9
Increase in realized net performance revenues	8.0
Decrease in realized principal investment income	(1.3)
Decrease in net interest	3.7
Total increase	33.3
Distributable Earnings, March 31, 2023	$68.9
Realized Net Performance Revenues. Realized net performance revenues increased $8.0 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to realized net performance revenues generated by CSP II during the three months ended March 31, 2023, and the impact of a $5.7 million net giveback realization for CSP III on the three months ended March 31, 2022, partially offset by a decrease in realized net performance revenues generated by CCOF I.
Realized Principal Investment Income. Realized principal investment income decreased $1.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by lower realized principal investment income from our U.S. and Europe CLOs, partially offset by higher realized principal investment income from CCOF I, CCOF II and our business development companies.
Fee Related Earnings
Fee Related Earnings increased $22.9 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2023:

Three Months Ended March 31,
(Dollars in millions)
Fee Related Earnings, March 31, 2022	$25.0
Increases (decreases):
Increase in fee revenues	34.3
Increase in cash-based compensation and benefits	(13.2)
Decrease in general, administrative and other indirect expenses	1.8
Total increase	22.9
Fee Related Earnings, March 31, 2023	$47.9

Fee Revenues. Fee revenues increased $34.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to the following:

Three Months Ended March 31,
2023 v. 2022
(Dollars in millions)
Higher fund management fees	$28.9
Higher portfolio advisory and transaction fees, net and other	0.9
Higher fee related performance revenues	4.5
Total increase in fee revenues	$34.3
The increase in fund management fees for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by management fees on the CBAM portfolio, the impact of U.S. CLO issuances in 2022 as well as investment activity at CCOF II, which charges fees based on invested capital.
The increase in fee related performance revenues for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was due to higher fee related performance revenues from our Interval Fund and business development companies.
The weighted average management fee rate on our carry funds decreased from 1.14% at March 31, 2022 to 1.02% at March 31, 2023. The rate decrease was primarily due to investment activity in funds on which management fees are based on invested capital and have a lower fee rate, including separately managed accounts.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $13.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to increased headcount, as well as a $2.0 million increase in compensation associated with fee related performance revenues (approximately 45% of fee related performance revenues are paid as cash-based compensation).
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $1.8 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to lower professional fees, fund organizational costs and external costs associated with fundraising activities, partially offset by higher technology and travel costs.
Fee-earning AUM as of and for the Three Months Ended March 31, 2023 and 2022
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2023	2022
Global Credit	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$6,100	$3,058
Fee-earning AUM based on invested capital	14,263	10,697
Fee-earning AUM based on collateral balances, at par	46,268	43,406
Fee-earning AUM based on net asset value	1,960	1,106
Fee-earning AUM based on fair value and other(2)	56,709	8,983
Total Fee-earning AUM	$125,300	$67,250
Weighted Average Management Fee Rates(3)
Global Credit Carry Funds	1.02%	1.14%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement and funds with fees based on gross asset value.
(3)    Represents the aggregate effective management fee rate for carry funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. As of March 31, 2023 and 2022, carry funds represented 13% and 18% of Global Credit Fee-earning AUM, respectively. Management fees for CLOs are based on the total par amount of the assets (collateral)

and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included. Fees related to Fortitude’s strategic advisory services agreement are based on Fortitude’s invested general account assets and are excluded.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2023	2022
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$121,229	$51,718
Inflows(1)	1,233	17,324
Outflows (including realizations)(2)	(670)	(1,533)
Market Activity & Other(3)	3,347	4
Foreign Exchange(4)	161	(263)
Balance, End of Period	$125,300	$67,250
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
(3)Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in funds or vehicles based on the lower of cost or fair value or net asset value, activity of funds with fees based on gross asset value, and changes in the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Fee-earning AUM was $125.3 billion at March 31, 2023, an increase of $4.1 billion, or approximately 3%, compared to $121.2 billion at December 31, 2022. This increase was driven by market and other activity of $3.3 billion primarily from an increase in the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement, as well as inflows of $1.2 billion including investments in our Opportunistic Credit funds, CTAC, and other funds that charge fess on invested capital. Partially offsetting these increases were outflows of $0.7 billion including runoff of CLO collateral balances and realizations in other funds with fees tied to invested capital. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $125.3 billion at March 31, 2023, an increase of $58.0 billion, or approximately 86%, compared to $67.3 billion at March 31, 2022. This increase was driven by inflows of $62.0 billion including Fee-earning AUM related to the strategic advisory services agreement signed with Fortitude and investments in our Opportunistic Credit funds, CTAC, and other funds that charge fess on invested capital. Minimally offsetting the increase were outflows of $6.0 billion including runoff of CLO collateral balances and realizations in other funds with fees tied to invested capital.

Total AUM as of and for the Three Months Ended March 31, 2023.
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2023
(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$146,302
Inflows(1)	1,917
Outflows (including realizations)(2)	(2,405)
Market Activity & Other(3)	4,050
Foreign Exchange(4)	171
Balance, End of Period	$150,035
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
(3)    Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles, and separately managed accounts, as well as the impact of fees, expenses and non-investment income, change in gross asset value for our business development companies, changes in the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement, and other changes in AUM.
(4)    Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $150.0 billion at March 31, 2023, an increase of $3.7 billion, or approximately 3%, compared to $146.3 billion at December 31, 2022. The increase was driven by market and other activity of $4.1 billion from an increase in the fair value of Fortitude’s general account assets invested under the strategic advisory services agreement and 3% appreciation in our Global Credit carry funds, as well as $1.9 billion of inflows including additional fundraising in CCOF III. These increases were partially offset by $2.4 billion of outflows including the expiration of dry powder and realizations in various funds across the platform.
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
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of March 31, 2023, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “— Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of March 31, 2023
Fund (Fee Initiation Date/Stepdown Date)(11)	Committed Capital(12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Giveback) (7)
Global Credit Carry Funds
CCOF III (Feb 2023 / Dec 2027)	$1,843	$180	10%	$—	$182	1.0x	NM	NM	$—
CCOF II (Nov 2020 / Oct 2025)	$4,425	$4,524	102%	$447	$4,668	1.1x	15%	10%	$44
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,459	146%	$2,716	$1,888	1.3x	18%	13%	$39
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$909	$2,353	1.3x	14%	7%	$—
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$929	$58	1.4x	19%	9%	$—
CSP II (Dec 2007 / Jun 2011)	$1,352	$1,352	100%	$2,491	$1	1.8x	17%	11%	$—
CEMOF II (Dec 2015 / Jun 2019)	$1,692	$1,713	101%	$1,805	$362	1.3x	7%	3%	$—
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,193	$100	1.3x	19%	11%	$12
All Other Active Funds & Vehicles(9)		$8,370	n/a	$1,616	$6,584	1.0x	NM	NM	$10
Fully Realized Funds & Vehicles(10)		$5,230	n/a	$5,642	$1	1.1x	3%	Neg	$—
TOTAL GLOBAL CREDIT CARRY FUNDS		$29,022	n/a	$17,749	$16,197	1.2x	10%	4%	$105
(1)Represents the original cost of investments since the inception of the fund. For CSP II, CSP III, and CSP IV, reflects amounts net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
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
(12)All amounts shown represent total capital commitments as of March 31, 2023. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed Capital for CEMOF II reflects original committed capital of $2.8 billion, less $1.1 billion in commitments that were extinguished following a Key Person Event. Committed capital for CCOF II excludes $150 million in capital committed by a CCOF II investor to a side vehicle.

Global Investment Solutions
    The following table presents our results of operations for our Global Investment Solutions segment:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$56.7	$56.3
Fee related performance revenues	0.8	—
Total fund level fee revenues	57.5	56.3
Realized performance revenues	38.4	22.7
Realized principal investment income	2.9	1.8
Interest income	1.3	0.1
Total revenues	100.1	80.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	31.5	25.6
Realized performance revenues related compensation	36.6	20.9
Total compensation and benefits	68.1	46.5
General, administrative, and other indirect expenses	8.7	7.3
Depreciation and amortization expense	1.2	1.2
Interest expense	2.2	2.8
Total expenses	80.2	57.8
(=) Distributable Earnings	$19.9	$23.1
(-) Realized Net Performance Revenues	1.8	1.8
(-) Realized Principal Investment Income	2.9	1.8
(+) Net Interest	0.9	2.7
(=) Fee Related Earnings	$16.1	$22.2

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Distributable Earnings
Distributable Earnings decreased $3.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2023:

Three Months Ended March 31,
(Dollars in millions)
Distributable Earnings, March 31, 2022	$23.1
Increases (decreases):
Decrease in fee related earnings	(6.1)
Increase in realized principal investment income	1.1
Decrease in net interest	1.8
Total decrease	(3.2)
Distributable Earnings, March 31, 2023	$19.9
Realized Net Performance Revenues. Global Investment Solutions had realized performance revenues of $38.4 million during the three months ended March 31, 2023. However, most of these realizations are from AlpInvest fund vehicles in which we generally do not retain any carried interest, therefore our net realized performance revenues were $1.8 million during the three months ended March 31, 2023.
Realized Principal Investment Income. Realized principal investment income increased $1.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to higher realized gains on investments in our secondary funds.
Fee Related Earnings
Fee Related Earnings decreased $6.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2023:

Three Months Ended March 31,
(Dollars in millions)
Fee Related Earnings, March 31, 2022	$22.2
Increases (decreases):
Increase in fee revenues	1.2
Increase in cash-based compensation and benefits	(5.9)
Increase in general, administrative and other indirect expenses	(1.4)
Total decrease	(6.1)
Fee Related Earnings, March 31, 2023	$16.1

Fee Revenues. Total fee revenues increased $1.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to fee related performance revenues from CAPM, a newly-launched open-end retail-oriented product, partially offset by the negative impact of foreign currency translation on management fees denominated in Euro.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $5.9 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to an increase in headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $1.4 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to higher technology costs and external costs associated with fundraising activities.

Fee-earning AUM as of and for the Three Months Ended March 31, 2023 and 2022
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2023	2022
Global Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$19,991	$18,746
Fee-earning AUM based on invested capital(2)	4,966	4,611
Fee-earning AUM based on net asset value	4,110	3,718
Fee-earning AUM based on lower of cost or fair market value	9,178	10,070
Total Fee-earning AUM	$38,245	$37,145
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2023	2022
Global Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$37,547	$37,449
Inflows(1)	1,144	1,302
Outflows (including realizations)(2)	(591)	(992)
Market Activity & Other(3)	(174)	144
Foreign Exchange(4)	335	(758)
Balance, End of Period	$38,261	$37,145
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
(3)Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value. During three months ended March 31, 2023, this included the positive impact of foreign exchange resulting from the translation of our USD investments within our EUR-denominated AlpInvest funds.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Fee-earning AUM was $38.3 billion at March 31, 2023, an increase of $0.8 billion, or approximately 2%, compared to $37.5 billion at December 31, 2022. The increase was driven by inflows of $1.1 billion primarily from new fee-paying commitments raised and investment activity in our AlpInvest vehicles that charge fees on invested capital, as well as $0.3 billion in positive foreign exchange activity from the translation of our EUR-denominated Fee-Earning AUM to USD. These increases were partially offset by outflows of $0.6 billion from realizations in our AlpInvest carry funds that charge fees on invested capital and portfolio depreciation of $0.2 billion in funds that charge fees on fair value. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Global Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $38.3 billion at March 31, 2023, an increase of $1.2 billion, or approximately 3%, compared to $37.1 billion at March 31, 2022. The increase was driven by inflows of $4.3 billion primarily from new fee-paying commitments raised and investment activity in our AlpInvest vehicles that charge fees on invested capital. This increase was partially offset by outflows of $2.9 billion from realizations in our AlpInvest carry funds that charge fees on invested capital and fee basis step-downs for products formerly in the investment period.
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2023
(Dollars in millions)
Global Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$63,291
Inflows(1)	1,558
Outflows (including realizations)(2)	(1,128)
Market Activity & Other(3)	2,319
Foreign Exchange(4)	742
Balance, End of Period	$66,782
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
Total AUM was $66.8 billion at March 31, 2023, an increase of $3.5 billion, or approximately 6%, compared to $63.3 billion at December 31, 2022. The increase was driven by $2.3 billion of market appreciation, inflows of $1.6 billion related to fundraising, and positive foreign exchange activity of $0.7 billion from the translation of our EUR-denominated AUM to USD. These increases were partially offset by outflows of $1.1 billion from distributions in our carry funds.
Fund Performance Metrics
Fund performance information for our Global Investment Solutions funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2023, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. We also present fund performance information for portfolios of investments held by separately managed accounts, generally aggregated either as invested alongside the relevant commingled fund or over a specified time period. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Global Investment Solutions business.

(Amounts in millions)				TOTAL INVESTMENTS
				As of March 31, 2023
Global Investment Solutions (1)(8)		Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/(Giveback) (12)
				(Reported in Local Currency, in Millions)
Secondaries and Portfolio Finance	ASF VII	2020	$6,769	$3,475	$690	$4,207	$4,897	1.4x	32%	23%	$57
	ASF VII - SMAs	2020	€2,006	€1,184	€258	€1,421	€1,679	1.4x	31%	26%	$22
	ASF VI	2017	$3,333	$3,039	$2,630	$2,213	$4,843	1.6x	20%	16%	$60
	ASF VI - SMAs	2017	€2,817	€2,617	€1,620	€2,652	€4,272	1.6x	18%	17%	$46
	ASF V	2012	$756	$651	$956	$232	$1,188	1.8x	19%	15%	$9
	ASF V - SMAs	2012	€3,916	€4,088	€6,675	€995	€7,671	1.9x	21%	20%	$18
	SMAs 2009-2011	2010	€1,859	€2,021	€3,426	€71	€3,496	1.7x	19%	18%	$—
	All Other Active Funds & Vehicles (9)	Various		$818	$481	$599	$1,080	1.3x	22%	20%	$6
	Fully Realized Funds & Vehicles	Various		€4,283	€7,014	€42	€7,056	1.6x	19%	18%	$—
Co-Investments	ACF VIII	2021	$3,614	$2,329	$31	$2,662	$2,694	1.2x	14%	10%	$9
	ACF VIII - SMAs	2021	$1,060	$611	$16	$704	$720	1.2x	16%	13%	$3
	ACF VII	2017	$1,688	$1,610	$664	$2,271	$2,935	1.8x	19%	16%	$47
	ACF VII - SMAs	2017	€1,452	€1,415	€470	€1,933	€2,402	1.7x	19%	16%	$40
	SMAs 2014-2016	2014	€1,274	€1,123	€2,105	€819	€2,923	2.6x	26%	24%	$14
	SMAs 2012-2013	2012	€1,124	€1,075	€2,642	€498	€3,141	2.9x	28%	26%	$4
	SMAs 2009-2010	2010	€1,475	€1,395	€3,537	€547	€4,084	2.9x	23%	22%	$—
	Strategic SMAs	Various		$3,161	$901	$4,204	$5,105	1.6x	22%	20%	$49
	All Other Active Funds & Vehicles (9)	Various		€396	€582	€54	€636	1.6x	16%	14%	$2
	Fully Realized Funds & Vehicles	Various		€5,767	€9,915	€1	€9,916	1.7x	14%	12%	$—
Primary Investments	SMAs 2021-2023	2021	€3,949	€367	€4	€383	€387	1.1x	NM	NM	$—
	SMAs 2018-2020	2018	$3,101	$1,682	$208	$2,057	$2,265	1.3x	20%	19%	$1
	SMAs 2015-2017	2015	€2,501	€2,329	€1,734	€2,760	€4,494	1.9x	24%	23%	$9
	SMAs 2012-2014	2012	€5,080	€5,887	€7,865	€5,088	€12,953	2.2x	19%	19%	$19
	SMAs 2009-2011	2009	€4,877	€5,754	€9,661	€2,700	€12,360	2.1x	18%	17%	$1
	SMAs 2006-2008	2005	€11,500	€13,551	€21,751	€1,732	€23,483	1.7x	10%	10%	$—
	SMAs 2003-2005	2003	€4,628	€5,115	€8,052	€244	€8,295	1.6x	10%	9%	$—
	All Other Active Funds & Vehicles (9)	Various		€1,832	€1,718	€393	€2,111	1.2x	3%	3%	$—
	Fully Realized Funds & Vehicles	Various		€5,005	€8,136	€48	€8,184	1.6x	12%	11%	$—
TOTAL GLOBAL INVESTMENT SOLUTIONS (USD)(11)				$88,248	$112,190	$43,475	$155,664	1.8x	14%	13%	$419

(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by AlpInvest. Excluded from the performance information shown are: (a) investments that were not originated by AlpInvest (i.e., AlpInvest did not make the original investment decision or recommendation); (b) Direct Investments, which was spun off from AlpInvest in 2005; (c) Carlyle AlpInvest Private Markets Fund; and (d) LP co-investment vehicles managed by AlpInvest. As of March 31, 2023, these excluded portfolios amounted to approximately $3.7 billion of AUM in the aggregate.
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
(6)Gross Internal Rate of Return (“Gross IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on investment contributions, distributions and unrealized value of the underlying investments, before management fees, expenses and carried interest at the AlpInvest level.
(7)Net Internal Rate of Return (“Net IRR”) represents the annualized IRR for the period indicated on Limited Partner invested capital based on investment contributions, distributions and unrealized value of the underlying investments, after management fees, expenses and carried interest. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended Net IRR that is below the preferred return hurdle for that fund.

(8)“ASF” stands for AlpInvest Secondaries Fund, “ACF” stands forAlpInvest Co-Investment Fund, and “SMAs” are Separately Managed Accounts. “ASF - SMAs” and “ACF - SMAs” reflect the aggregated portfolios of investments held by SMAs within the relevant strategy, which invest alongside the relevant ASF or ACF (as applicable). Strategic SMAs reflect the aggregated portfolios of co-investments made by SMAs sourced from the SMA investor’s own private equity fund investment portfolio. Other SMAs reflect the aggregated portfolios of investments within the relevant strategy that began making investments in the corresponding time periods. Co-Investments SMAs 2014-2016 does not include two SMAs that started in 2016 but invested a substantial majority alongside ACF VII. These two SMAs have instead been grouped with ACF VII - SMAs. An SMA may pursue multiple investment strategies and make commitments over multiple years.
(9)Includes AlpInvest Atom Fund, all mezzanine investment portfolios, all ‘clean technology’ private equity investment portfolios, all strategic portfolio finance portfolios, and any state-focused investment mandate portfolios.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Total Net Accrued Carry excludes approximately $3.4 million of net accrued carry which was retained as part of the sale of MRE on April 1, 2021.

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have historically required limited capital resources to support the working capital and operating needs of our business. Our management fees have largely covered our operating costs and all realized performance allocations, after covering the related compensation, are available for distribution to equity holders. Approximately 95% – 97% of all capital commitments to our funds are provided by our fund investors, with the remaining amount typically funded by Carlyle, our senior Carlyle professionals, advisors and other professionals. We may elect to invest additional amounts in funds focused on new investment areas.
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior revolving credit facility, which has $1.0 billion of available capacity as of March 31, 2023. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings and amounts available for borrowing from our senior revolving credit facility or other financings.
Cash and cash equivalents. Cash and cash equivalents were approximately $1.0 billion at March 31, 2023. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased. As of March 31, 2023, we had $102.0 million in corporate treasury investments.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash, cash equivalents, and corporate treasury investments, is approximately $1.0 billion as of March 31, 2023. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Revolving Credit Facility. On April 29, 2022, the Company entered into an amendment and restatement of its senior revolving credit facility. The capacity under the revolving credit facility is $1.0 billion and the facility is scheduled to mature on April 29, 2027. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (5.90% at March 31, 2023). As of March 31, 2023, there was no balance outstanding under the senior revolving credit facility.
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
Global Credit Revolving Credit Facility. Certain subsidiaries of the Company are parties to a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment, which is scheduled to mature in September 2024. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus applicable margin not to exceed 1.00%, or (b) at the Eurocurrency rate plus an applicable margin not to exceed 2.00%. As of March 31, 2023, there was no balance outstanding under the revolving credit facility.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Company’s CLO borrowings were $421.8 million and $421.7 million at March 31, 2023 and December 31, 2022, respectively. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of March 31, 2023, $404.4 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 6 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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
Our accrued performance allocations by segment as of March 31, 2023, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$5,484.4	$(18.4)	$5,466.0
Global Credit	226.3	(22.5)	203.8
Global Investment Solutions	1,423.3	—	1,423.3
Total	$7,134.0	$(40.9)	$7,093.1
Plus: Accrued performance allocations from NGP Carry Funds			566.1
Less: Net accrued performance allocations presented as fee related performance revenues			(44.9)
Less: Accrued performance allocation-related compensation			(3,637.0)
Plus: Receivable for giveback obligations from current and former employees			10.1
Less: Deferred taxes on certain foreign accrued performance allocations			(27.5)
Less: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			(0.3)
Plus: Net accrued performance allocations attributable to Consolidated Funds, eliminated in consolidation			7.2
Net accrued performance revenues before timing differences			3,966.8
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			3.5
Net accrued performance revenues attributable to The Carlyle Group Inc.			$3,970.3

The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of March 31, 2023, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)				Net Accrued Performance Revenues
	Quarter-to-Date		Last Twelve Months
	Q1 2022	Q1 2023	Q1 2022	Q1 2023
Overall Carry Fund Appreciation/(Depreciation)	5%	2%	32%	7%
Global Private Equity(2):					$3,443.0
Corporate Private Equity	3%	1%	27%	3%	2,280.4
Real Estate	10%	0%	45%	5%	269.5
Infrastructure & Natural Resources	19%	0%	47%	24%	894.1

Global Credit Carry Funds	0%	3%	14%	7%	104.9

Global Investment Solutions Carry Funds	4%	5%	35%	7%	422.4

Net Accrued Performance Revenues					$3,970.3
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
(2) Includes $1.0 million of net accrued clawback from our Legacy Energy funds.
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
Investments as of March 31, 2023 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,713.9	$936.2	$3,650.1
Less: Amounts attributable to non-controlling interests in consolidated entities	(171.8)	—	(171.8)
Plus: Investments in Consolidated Funds, eliminated in consolidation	222.2	—	222.2
Less: Strategic equity method investments in NGP Management	—	(370.1)	(370.1)
Less: Investment in NGP general partners - accrued performance allocations	—	(566.1)	(566.1)
Total investments attributable to The Carlyle Group Inc.	$2,764.3	$—	$2,764.3
(1) See Note 4 to our unaudited condensed consolidated financial statements.

Our investments as of March 31, 2023, can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$845.1
Global Credit funds(2)	1,030.1
Global Investment Solutions funds	210.5
Total investments in Carlyle Funds, excluding CLOs	2,085.7
Investments in CLOs	549.3
Other investments	129.3
Total investments attributable to The Carlyle Group Inc.	2,764.3
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc.(3)	(404.4)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$2,359.9
(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Includes the Company’s indirect investment in Fortitude through Carlyle FRL, a Carlyle-affiliated investment fund, as discussed in Note 4 to the consolidated financial statements. This investment has a carrying value of $619.7 million as of March 31, 2023.
(3) Of the $421.8 million in total CLO borrowings as of March 31, 2023 and as disclosed in Note 6 to the consolidated financial statements, $404.4 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $17.4 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
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
•pay earn-outs and contingent cash consideration associated with our acquisitions and strategic investments;
•pay income taxes, including corporate income taxes;
•pay dividends to our common stockholders in accordance with our dividend policy;
•make installment payments under the deferred obligation to former holders of Carlyle Holdings partnership units, which were exchanged in the Conversion, and;
•repurchase our common stock.

Common Stockholder Dividends. Under our dividend policy for our common stock, our intention is to pay dividends to holders of our common stock in an amount of $0.35 per common share on a quarterly basis ($1.40 annually), commencing with the first quarter 2023 dividend to be paid in May 2023. Prior to the first quarter 2023 dividend, we paid dividends to holders of our common stock in an amount of $0.325 per share of common stock ($1.30 annually). For U.S. federal income tax purposes, any dividends we pay generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, with any excess dividends treated as return of capital to the extent of the stockholder’s basis. The declaration and payment of dividends to holders of our common stock will be at the sole discretion of our Board of Directors and in compliance with applicable law, and our dividend policy may be changed at any time.
With respect to distribution year 2023, the Board of Directors has declared a dividend to common stockholders totaling approximately $126.7 million, or $0.35 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2023
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2023	$0.35	$126.7	May 16, 2023	May 23, 2023
Total	$0.35	$126.7

With respect to distribution year 2022, the Board of Directors declared cumulative dividends to common stockholders totaling approximately $472.5 million, consisting of the following:

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

Dividends to common stockholders paid during the three months ended March 31, 2023 totaled $118.4 million, representing the amount paid in March 2023 of $0.325 per common share in respect of the fourth quarter of 2022. Dividends to common stockholders paid during the three months ended March 31, 2022 totaled $89.5 million, representing the amount paid in February 2022 of $0.25 per common share in respect of the fourth quarter of 2021.
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

Since our inception through March 31, 2023, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of March 31, 2023, consisted of the following (Dollars in millions):

Asset Class	Unfunded Commitment
Global Private Equity	$3,509.1
Global Credit	453.3
Global Investment Solutions	213.5
Total	$4,175.9
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
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of March 31, 2023, we had no unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Repurchase Program. In October 2021, our Board of Directors authorized the repurchase of up to $400 million of common stock, which replaced a repurchase authorization provided in February 2021 effective January 1, 2022. In February 2023, the Board of Directors replenished the repurchase program and expanded the limit to $500 million of common stock in aggregate, effective March 31, 2023. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. During the three months ended March 31, 2023, we paid an aggregate of $100.3 million to repurchase and retire approximately 3.0 million shares of common stock with all of the repurchases done via open market and brokered transactions. As of March 31, 2023, $500.0 million of repurchase capacity remained under the program.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Statements of Cash Flows Data
Net cash used in operating activities, including investments in Carlyle funds	$(112.5)	$(371.7)
Net cash used in investing activities	(93.9)	(630.7)
Net cash used in financing activities	(136.5)	(164.5)
Effect of foreign exchange rate changes	8.3	(17.4)
Net change in cash, cash equivalents and restricted cash	$(334.6)	$(1,184.3)

Net Cash Used In Operating Activities. Net cash used in operating activities includes the investment activity of our Consolidated Funds. Excluding this activity, net cash used in operating activities was primarily driven by our earnings in the respective periods after adjusting for significant non-cash activity, including non-cash performance allocations and incentive fees, the related non-cash performance allocations and incentive fee related compensation, non-cash equity-based compensation, and depreciation, amortization and impairments, all of which are included in earnings.
Cash flows used in operating activities during the three months ended March 31, 2023 and 2022, excluding the activities of our Consolidated Funds, were $24.4 million and $372.7 million, respectively. Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative and other expenses. During the three months ended March 31, 2023 and 2022, cash inflows impacting net cash used in operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $1.0 billion and $1.0 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $0.9 billion and $0.9 billion for the three months ended March 31, 2023 and 2022, respectively, which includes payment of 2022 and 2021 year-end bonuses paid in January 2023 and 2022, respectively. Operating outflows also included a $68.6 million payment relating to the Carlyle Aviation Partners earn-out and a $20.3 million payment to the limited partners of the Carlyle Holdings partnership related to amounts owed under the tax receivable agreement.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the three months ended March 31, 2023, investment proceeds were $78.6 million as compared to purchases of $18.5 million. During the three months ended March 31, 2022, investment proceeds were $158.3 million as compared to purchases of $307.5 million, which included our $200 million investment in iStar through our real estate credit fund.
The net cash provided by operating activities for the three months ended March 31, 2023 and 2022 also reflects the investment activity of our Consolidated Funds. For the three months ended March 31, 2023, purchases of investments by the Consolidated Funds were $0.4 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $0.3 billion. For the three months ended March 31, 2022, purchases of investments by the Consolidated Funds were $1.0 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1.1 billion.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets, software for internal use, and corporate treasury investments. For the three months ended March 31, 2023, cash used in investing activities principally reflects purchases of corporate treasury investments of $101.1 million, partially offset by proceeds from corporate treasury investments of $20.1 million. Purchases of fixed assets were $12.9 million and $12.3 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2022, cash used in investing activities principally reflects purchases of intangible assets and net CLO investments from the CBAM transaction of $618.4 million.
Net Cash Used in Financing Activities. Net cash used in financing activities during the three months ended March 31, 2023 and 2022, excluding the activities of our Consolidated Funds, was $222.1 million and $163.7 million, respectively. During the three months ended March 31, 2023 and 2022, we made no borrowings or repayments under the revolving credit facilities. We also paid $68.8 million and $68.8 million in January 2023 and 2022, respectively, representing the fourth and third annual installments of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion.
Dividends paid to our common stockholders were $118.4 million and $89.5 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, we paid $100.3 million and $80.4 million, respectively, to repurchase and retire 3.0 million and 1.7 million shares, respectively.
The net borrowings (payments) on loans payable by our Consolidated Funds during the three months ended March 31, 2023 and 2022 were $68.7 million and $(21.8) million, respectively. Contributions from non-controlling interest holders were $18.7 million and $146.8 million for the three months ended March 31, 2023 and 2022, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the three months ended March 31, 2023 and 2022, distributions to non-controlling interest holders were $9.9 million and $147.1 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $21.3 billion at March 31, 2023, a decrease of $0.1 billion from December 31, 2022. The decrease in total assets was primarily attributable to a decrease in cash and cash equivalents of $0.4 billion, partially offset by an increase in a $0.2 billion of investments in Consolidated Funds. The decrease in cash was primarily due to payments for bonuses, dividends, payment of the fourth installment of deferred consideration to the former Carlyle Holdings unitholders, the payment of an earn-out related to the acquisition of Carlyle Aviation Partners, share repurchases, and interest, partially offset by the receipt of management fees and realized performance fees. Cash and cash equivalents were approximately $1.0 billion and $1.4 billion at March 31, 2023 and December 31, 2022, respectively.
Total liabilities were $14.5 billion at March 31, 2023, a decrease of $0.1 billion from December 31, 2022. The decrease in liabilities was primarily attributable to a decrease in accrued compensation and benefits of $0.4 billion as well as decreases in due to affiliates, accounts payable, accrued expenses and other liabilities, and other liabilities of Consolidated Funds. These decreases were partially offset by an increase in deferred revenue of $0.3 billion as well as an increase in loans payable to Consolidated Funds. The decrease in accrued compensation and benefits was primarily due to payments of year-end bonuses in the first quarter and the Carlyle Aviation Partners earn-out payment. The decrease in amounts due to affiliates was primarily driven by the fourth installment of deferred consideration to the former Carlyle Holdings unitholders. The increase in deferred revenue was driven by the receipt of management fees not yet recognized.

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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At March 31, 2023, our total assets without the effect of the Consolidated Funds were $14.5 billion, including cash and cash equivalents of $1.0 billion and net accrued performance revenues of $4.0 billion.
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
In March 2022, Carlyle Net Leasing Income, L.P., a Carlyle-affiliated investment fund, acquired a diversified portfolio of triple net leases from iStar, Inc. for an enterprise value of $3 billion, which was funded using $2 billion in debt and $1 billion in equity. The investment fund is not consolidated by us, and the debt is non-recourse to us. As general partner of the investment fund, we contributed $200 million as a minority interest balance sheet investment, which is included in our Global Credit principal equity method investments (see Note 6 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
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
For further information regarding our off-balance sheet arrangements, see Note 2 and Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2023 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Apr. 1, 2023 to Dec. 31, 2023	2024-2025	2026-2027	Thereafter	Total
	(Dollars in millions)
Debt obligations(1)	$—	$19.0	$55.8	$2,225.6	$2,300.4
Interest payable(2)	88.0	229.1	220.9	1,797.0	2,335.0
Other consideration(3)	105.9	222.1	36.0	18.0	382.0
Operating lease obligations(4)	51.4	126.0	117.8	340.0	635.2
Capital commitments to Carlyle funds(5)	4,175.9	—	—	—	4,175.9
Tax receivable agreement payments(6)	—	6.7	7.0	65.9	79.6
Loans payable of Consolidated Funds(7)	195.2	519.0	518.2	6,940.4	8,172.8
Unfunded commitments of the CLOs(8)	4.4	—	—	—	4.4
Consolidated contractual obligations	4,620.8	1,121.9	955.7	11,386.9	18,085.3
Loans payable of Consolidated Funds(7)	(195.2)	(519.0)	(518.2)	(6,940.4)	(8,172.8)
Capital commitments to Carlyle funds(5)	(3,477.5)	—	—	—	(3,477.5)
Unfunded commitments of the CLOs(8)	(4.4)	—	—	—	(4.4)
Carlyle Operating Entities contractual obligations	$943.7	$602.9	$437.5	$4,446.5	$6,430.6
(1)The table above assumes that no prepayments are made on the senior and subordinated notes and that the outstanding balances, if any, on the senior credit facility and Global Credit revolving credit facility are repaid on the maturity dates of credit facilities, which are February 2024 and September 2024, respectively. The CLO term loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 6 to the unaudited condensed consolidated financial statements for the various maturity dates of the CLO term loans, senior notes and subordinated notes.
(2)The interest rates on the debt obligations as of March 31, 2023 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 3.79% to 11.06% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
(3)These obligations represent our estimate of amounts to be paid on the contingent cash obligations associated with our acquisitions of Carlyle Aviation Partners and Abingworth, deferred consideration related to our strategic investment in Fortitude, make-whole cash incentive awards granted to in connection with the appointment of our new CEO, and other obligations. These obligations also include the deferred payment obligations to former holders of the Carlyle Holdings partnership units. In connection with the Conversion, former holders of Carlyle Holdings partnership units will receive cash payments aggregating to approximately $344 million, which is equivalent to $1.50 per Carlyle Holdings partnership unit exchanged in the Conversion, payable in five annual installments of $0.30, the fourth of which occurred during the first quarter of 2023. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the Company and its subsidiaries, and do not bear interest.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of March 31, 2023, at spreads to market rates pursuant to the debt agreements, and range from 1.15% to 13.41%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $41.4 million at March 31, 2023 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Abingworth, which are accounted for as compensation expense, and are accrued over the service period. If earned, payments are made in the year following the performance year to which the payments relate. For our acquisition of Abingworth, the contingent cash obligations relate to future incentive payments of up to $130.0 million that are payable upon the achievement of certain performance targets during 2023 through 2028, which is the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Abingworth as of March 31, 2023. There are no amounts recognized on the balance sheet related to these contingent cash obligations as of March 31, 2023.
In connection with our acquisition of Carlyle Aviation Partners, we had contingent cash payments related to an earn-out of up to $150.0 million that were payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025. Through December 31, 2022, we paid $53.6 million related to this earn-out. During the three months ended March 31, 2023, we entered into a termination and settlement agreement with respect to the earn-out, pursuant to which we paid $68.6 million, and will pay an aggregate $2.4 million in installments in 2024 and 2025.
Risk Retention Rules
We will continue to comply with the risk retention rules governing CLOs issued in Europe for which we are a sponsor, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals, and/or third party financing.
Guarantees
See Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to all of our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our unaudited condensed consolidated financial statements as of March 31, 2023. See Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to indemnifications.
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Carlyle Common Stock
A rollforward of our common stock outstanding from December 31, 2022 through March 31, 2023 is as follows:

	Shares as of December 31, 2022	Shares Issued	Shares Forfeited	Shares Repurchased / Retired	Shares as of March 31, 2023
The Carlyle Group Inc. common shares	362,298,650	2,756,607	—	(2,998,813)	362,056,444
Shares of The Carlyle Group Inc. common stock issued during the period from December 31, 2022 through March 31, 2023 relate to the vesting of the Company’s restricted stock units.
The total shares as of March 31, 2023 as shown above exclude approximately 0.1 million net common shares in connection with the vesting of restricted stock units subsequent to March 31, 2023 that will participate in the common shareholder dividend that will be paid May 23, 2023.
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

Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is related to our role as general partner or investment advisor to our investment funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, incentive fees and investment income, including performance allocations. Although our investment funds share many common themes, each of our asset management asset classes runs its own investment and risk management processes, subject to our overall risk tolerance and philosophy. The investment process of our investment funds involves a comprehensive due diligence approach, including review of reputation of shareholders and management, company size and sensitivity of cash flow generation, business sector and competitive risks, portfolio fit, exit risks and other key factors highlighted by the deal team. Key investment decisions are generally subject to approval by both the fund-level managing directors, as well as the investment committee, which is generally comprised of one or more of the three founding partners, one or more operating executives and/or senior investment professionals associated with that particular fund. Once an investment in a portfolio company has been made, our fund teams closely monitor the performance of the portfolio company, generally through frequent contact with management and the receipt of financial and management reports.
There was no material change in our market risks during the three months ended March 31, 2023. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
The information required with respect to this item can be found under “Legal Matters” in Note 8, Commitments and Contingencies, of the notes to the Company’s unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, and such information is incorporated by reference into this Item 1.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended March 31, 2023 for the periods indicated:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
January 1, 2023 to January 31, 2023 (1)	—	$—	—	$214.3
February 1, 2023 to February 28, 2023 (1)(2)	1,068,744	$35.80	1,068,744	$176.1
March 1, 2023 to March 31, 2023 (1)(2)	1,930,069	$32.12	1,930,069	$500.0
Total	2,998,813		2,998,813

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
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Not applicable.

Item 6.     Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Certificate of Conversion of The Carlyle Group L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

3.2	Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

3.3	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.1*†+	Employment Agreement of Harvey M. Schwartz, dated as of February 5, 2023.

10.2+
The Carlyle Group Inc. Inducement Award - Form of Global Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on February 13, 2023).

10.3+
The Carlyle Group Inc. Inducement Award – Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on February 13, 2023).

10.4*†+	Form of Global Restricted Stock Unit Agreement for Time-Based Awards.

10.5*†+	Form of Global Restricted Stock Unit Agreement for 2023 One-Time Time-Based Awards.

10.6*†+	Form of Global Restricted Stock Unit Agreement for 2023 Performance Restricted Stock Unit Awards for Other Executive Officers.

22*	Senior and Subordinated Notes, Issuers and Guarantors.

31.1*	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1*	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
†	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules to the SEC upon request.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group Inc.

Date: May 04, 2023	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)