Form 10-Q
period 2023-06-30
Carlyle Group Inc.
filed 2023-08-02
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CG	The Nasdaq Global Select Market
4.625% Subordinated Notes due 2061 of Carlyle Finance L.L.C.	CGABL	The Nasdaq Global Select Market
As of July 31, 2023, there were 359,952,112 shares of common stock of the registrant outstanding.

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

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our dividend policy, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described in this report and under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States Securities and Exchange Commission (“SEC”) on February 9, 2023, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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
“Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) our Interval Fund and (e) our retail-oriented product Carlyle AlpInvest Private Markets Fund (“CAPM”).
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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$870.3	$1,360.7
Cash and cash equivalents held at Consolidated Funds	536.4	209.0
Restricted cash	5.4	0.8
Corporate treasury investments	44.5	20.0
Investments, including accrued performance allocations of $6,531.8 million and $7,117.7 million as of June 30, 2023 and December 31, 2022, respectively	10,217.6	10,767.9
Investments of Consolidated Funds	7,510.2	6,894.4
Due from affiliates and other receivables, net	605.8	579.4
Due from affiliates and other receivables of Consolidated Funds, net	116.7	101.9
Fixed assets, net	150.5	139.9
Lease right-of-use assets, net	347.9	337.0
Deposits and other	126.2	78.4
Intangible assets, net	835.3	897.8
Deferred tax assets	14.2	15.8
Total assets	$21,381.0	$21,403.0
Liabilities and equity
Debt obligations	$2,274.0	$2,271.7
Loans payable of Consolidated Funds	6,499.6	5,905.2
Accounts payable, accrued expenses and other liabilities	327.5	369.2
Accrued compensation and benefits	3,801.6	4,320.9
Due to affiliates	294.7	362.5
Deferred revenue	132.0	126.4
Deferred tax liabilities	310.4	402.7
Other liabilities of Consolidated Funds	546.2	279.3
Lease liabilities	509.5	502.9
Accrued giveback obligations	40.9	40.9
Total liabilities	14,736.4	14,581.7
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (359,952,112 and 362,298,650 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	3.6	3.6
Additional paid-in-capital	3,266.5	3,138.5
Retained earnings	2,992.9	3,401.1
Accumulated other comprehensive loss	(299.3)	(322.2)
Non-controlling interests in consolidated entities	680.9	600.3
Total equity	6,644.6	6,821.3
Total liabilities and equity	$21,381.0	$21,403.0
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Fund management fees	$507.8	$546.5	$1,008.6	$997.0
Incentive fees	21.0	13.5	40.8	27.5
Investment income (loss)
Performance allocations	(246.8)	337.9	(86.0)	1,048.1
Principal investment income	(7.2)	56.7	4.5	376.3
Total investment income (loss)	(254.0)	394.6	(81.5)	1,424.4
Interest and other income	50.2	31.2	94.2	57.0
Interest and other income of Consolidated Funds	137.1	63.2	259.0	124.9
Total revenues	462.1	1,049.0	1,321.1	2,630.8
Expenses
Compensation and benefits
Cash-based compensation and benefits	270.6	274.0	530.8	528.3
Equity-based compensation	68.0	45.4	122.4	85.1
Performance allocations and incentive fee related compensation	(92.2)	207.0	13.5	577.7
Total compensation and benefits	246.4	526.4	666.7	1,191.1
General, administrative and other expenses	168.5	131.7	327.7	238.0
Interest	30.7	26.9	60.4	54.7
Interest and other expenses of Consolidated Funds	102.1	40.6	195.8	83.4
Other non-operating expenses	—	0.2	0.1	0.5
Total expenses	547.7	725.8	1,250.7	1,567.7
Other income
Net investment income (loss) of Consolidated Funds	15.6	(23.5)	19.2	(20.7)
Income (loss) before provision for income taxes	(70.0)	299.7	89.6	1,042.4
Provision (benefit) for income taxes	(7.3)	50.8	27.0	198.7
Net income (loss)	(62.7)	248.9	62.6	843.7
Net income attributable to non-controlling interests in consolidated entities	35.7	3.5	60.3	26.7
Net income (loss) attributable to The Carlyle Group Inc.	$(98.4)	$245.4	$2.3	$817.0
Net income (loss) attributable to The Carlyle Group Inc. per common share (see Note 12)
Basic	$(0.27)	$0.68	$0.01	$2.27
Diluted	$(0.27)	$0.67	$0.01	$2.24
Weighted-average common shares
Basic	361,263,253	361,445,630	362,099,112	359,520,927
Diluted	361,263,253	366,311,757	364,319,875	364,671,713
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(62.7)	$248.9	$62.6	$843.7
Other comprehensive income (loss)
Foreign currency translation adjustments	9.2	(87.7)	29.0	(127.5)
Defined benefit plans
Unrealized loss for the period	(0.3)	(2.7)	—	(4.5)
Less: reclassification adjustment for gain (loss) during the period, included in cash-based compensation and benefits expense	—	0.2	(0.1)	0.5
Other comprehensive income (loss)	8.9	(90.2)	28.9	(131.5)
Comprehensive income (loss)	(53.8)	158.7	91.5	712.2
Comprehensive income (loss) attributable to non-controlling interests in consolidated entities	38.7	(8.9)	66.3	8.5
Comprehensive income (loss) attributable to The Carlyle Group Inc.	$(92.5)	$167.6	$25.2	$703.7
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at March 31, 2023	362.1	$3.6	$3,195.5	$3,280.9	$(305.2)	$636.7	$6,811.5
Shares repurchased	(2.2)	—	—	(60.5)	—	—	(60.5)
Equity-based compensation	—	—	68.6	—	—	—	68.6
Shares issued for equity-based awards	0.1	—	—	—	—	—	—
Dividend-equivalent rights on certain equity-based awards	—	—	2.4	(2.4)	—	—	—
Deconsolidation of a Consolidated Entity	—	—	—	—	—	(7.1)	(7.1)
Contributions	—	—	—	—	—	36.8	36.8
Dividends and distributions	—	—	—	(126.7)	—	(24.2)	(150.9)
Net income (loss)	—	—	—	(98.4)	—	35.7	(62.7)
Currency translation adjustments	—	—	—	—	6.2	3.0	9.2
Defined benefit plans, net	—	—	—	—	(0.3)	—	(0.3)
Balance at June 30, 2023	360.0	$3.6	$3,266.5	$2,992.9	$(299.3)	$680.9	$6,644.6

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2022	362.3	$3.6	$3,138.5	$3,401.1	$(322.2)	$600.3	$6,821.3
Shares repurchased	(5.2)	—	—	(160.8)	—	—	(160.8)
Equity-based compensation	—	—	123.4	—	—	—	123.4
Shares issued for equity-based awards	2.9	—	—	—	—	—	—
Dividend-equivalent rights on certain equity-based awards	—	—	4.6	(4.6)	—	—	—
Deconsolidation of a Consolidated Entity	—	—	—	—	—	(7.1)	(7.1)
Contributions	—	—	—	—	—	55.5	55.5
Dividends and distributions	—	—	—	(245.1)	—	(34.1)	(279.2)
Net income	—	—	—	2.3	—	60.3	62.6
Currency translation adjustments	—	—	—	—	23.0	6.0	29.0
Defined benefit plans, net	—	—	—	—	(0.1)	—	(0.1)
Balance at June 30, 2023	360.0	$3.6	$3,266.5	$2,992.9	$(299.3)	$680.9	$6,644.6

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

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$62.6	$843.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	88.1	59.9
Equity-based compensation	122.4	85.1
Non-cash performance allocations and incentive fees, net	298.7	(89.8)
Non-cash principal investment income	2.7	(365.1)
Other non-cash amounts	19.9	(11.9)
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(141.1)	248.1
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	121.9	(227.4)
Purchases of investments by Consolidated Funds	(1,718.3)	(1,984.2)
Proceeds from sale and settlements of investments by Consolidated Funds	865.1	1,637.0
Non-cash interest income, net	(15.9)	(4.5)
Change in cash and cash equivalents held at Consolidated Funds	(354.8)	(82.9)
Change in other receivables held at Consolidated Funds	(10.3)	10.6
Change in other liabilities held at Consolidated Funds	262.6	(31.2)
Purchases of investments	(126.5)	(456.8)
Proceeds from the sale of investments	137.2	287.1
Payments of contingent consideration	(68.6)	(5.7)
Changes in deferred taxes, net	(91.6)	55.9
Change in due from affiliates and other receivables	(4.4)	(65.3)
Change in deposits and other	(49.0)	(7.1)
Change in accounts payable, accrued expenses and other liabilities	(39.7)	(67.2)
Change in accrued compensation and benefits	(201.6)	(372.1)
Change in due to affiliates	(8.4)	2.8
Change in lease right-of-use assets and lease liabilities	(5.0)	(4.6)
Change in deferred revenue	5.0	(12.9)
Net cash used in operating activities	(849.0)	(558.5)
Cash flows from investing activities
Purchases of corporate treasury investments	(145.2)	—
Proceeds from corporate treasury investments	122.4	—
Purchases of fixed assets, net	(32.5)	(17.4)
Purchase of CBAM intangibles and investments, net	—	(618.4)
Net cash used in investing activities	(55.3)	(635.8)
Cash flows from financing activities
Payments on CLO borrowings	(4.5)	(9.0)
Proceeds from CLO borrowings, net of financing costs	—	41.1
Net borrowings on loans payable of Consolidated Funds	876.1	405.9
Dividends to common stockholders	(245.1)	(207.1)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	55.5	166.9
Distributions to non-controlling interest holders	(34.1)	(156.6)
Common shares issued for performance allocations	—	36.5
Common shares repurchased	(160.8)	(105.3)
Change in due to/from affiliates financing activities	(10.3)	(27.7)
Net cash provided by financing activities	408.0	75.9
Effect of foreign exchange rate changes	10.5	(46.9)
Decrease in cash, cash equivalents and restricted cash	(485.8)	(1,165.3)
Cash, cash equivalents and restricted cash, beginning of period	1,361.5	2,475.1
Cash, cash equivalents and restricted cash, end of period	$875.7	$1,309.8
Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM	$—	$194.5

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$870.3	$1,308.9
Restricted cash	5.4	0.9
Total cash, cash equivalents and restricted cash, end of period	$875.7	$1,309.8
Cash and cash equivalents held at Consolidated Funds	$536.4	$230.7
See accompanying notes.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation
Carlyle is one of the world’s largest global investment firms that deploys private capital across its business and conducts its operations through three reportable segments: Global Private Equity, Global Credit and Global Investment Solutions (see Note 15). In the Global Private Equity segment, Carlyle advises buyout, growth, real estate, infrastructure and natural resources funds. The primary areas of focus for the Global Credit segment are liquid credit, private credit, real assets credit, and other credit such as insurance solutions, loan syndication and capital markets. The Global Investment Solutions segment provides investment opportunities and resources for investors and clients through secondary purchases and financing of existing portfolios, managed co-investment programs and primary fund investments. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products.
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
As of June 30, 2023, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $8.0 billion and $7.0 billion, respectively. As of December 31, 2022, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $7.2 billion and $6.2 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees and contingent incentive fees have been eliminated as intercompany transactions. As of June 30, 2023, the Company held $120.3 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include certain investment funds in our Global Private Equity segment that are accounted for as consolidated VIEs due to the Company providing financing to bridge investment purchases. As of June 30, 2023, the Company held $377.6 million of notes receivable from these investment funds which represents its maximum risk of loss. The Company’s Consolidated Funds also include certain funds in our Global Credit and Global Investment Solutions segments that are accounted for as consolidated VIEs due to the Company having a significant indirect interest in these funds via the Company’s investment in Fortitude.
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
The assets recognized in the Company’s unaudited condensed consolidated balance sheets related to the Company’s variable interests in these non-consolidated VIEs were as follows:

	As of
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Investments	$1,083.4	$1,124.0
Accrued performance allocations	441.2	406.0
Management fee receivables	47.3	49.6
Total	$1,571.9	$1,579.6
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of June 30, 2023 and December 31, 2022.
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
The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. The Company is generally required to offset its fund management fees earned by a percentage of the transaction and advisory fees earned, which is referred to as the “rebate offset,” which generally ranges from 80% to 100%. The Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of $16.5 million and $43.2 million for the three months ended June 30, 2023 and 2022, respectively, and $29.9 million and $57.8 million for the six months ended June 30, 2023 and 2022, respectively, net of rebate offsets as defined in the respective partnership agreements.
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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of June 30, 2023 and December 31, 2022, the Company has accrued $40.9 million and $40.9 million, respectively, for giveback obligations.
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $122.1 million and $59.2 million for the three months ended June 30, 2023 and 2022, respectively, and $231.9 million and $115.7 million for the six months ended June 30, 2023 and 2022, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of June 30, 2023 and December 31, 2022, the Company had recorded a liability of $3.4 billion and $3.6 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
Income Taxes
The Carlyle Group Inc. is a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal, state and local corporate income taxes. Tax positions taken by the Company are subject to periodic audit by U.S. federal, state, local and foreign taxing authorities. The interim provision for income taxes is calculated using the discrete effective tax rate method as allowed by ASC 740, Accounting for Income Taxes. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. In addition, the discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis.
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

The Carlyle Group Inc.

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fund Investments – The Company’s primary and secondary investments in external funds are generally valued as its proportionate share of the most recent net asset value provided by the third-party general partners of the underlying fund partnerships, adjusted for subsequent cash flows received from or distributed to the underlying fund partnerships. The Company also adjusts for any changes in the market prices of public securities held by the underlying fund partnerships and may also apply a market adjustment to reflect the estimated change in the fair value of the underlying fund partnerships’ non-public investments from the date of the most recent net asset value provided by the third-party general partners.
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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of June 30, 2023, $288.5 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the unaudited condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the unaudited condensed consolidated balance sheets. See Note 6 for additional information.
Fixed Assets
Fixed assets consist of furniture, fixtures and equipment, leasehold improvements, computer hardware and software, and fractional shares in corporate aircraft, and are stated at cost, less accumulated depreciation and amortization. Depreciation is recognized on a straight-line method over the assets’ estimated useful lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, and three to seven years for other fixed assets. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. Deferred revenue also includes transaction and portfolio advisory fees received by the Company that are required to offset fund management fees pursuant to the related fund agreements. The increase in the deferred revenue balance for the six months ended June 30, 2023 was primarily driven by cash payments received in advance of the Company satisfying its performance obligations, partially offset by revenues recognized that were included in the deferred revenue balance at the beginning of the period.
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of June 30, 2023 and December 31, 2022 were as follows:

	As of
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Currency translation adjustments	$(299.0)	$(322.0)
Unrealized losses on defined benefit plans	(0.3)	(0.2)
Total	$(299.3)	$(322.2)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $(10.7) million and $16.8 million for the three months ended June 30, 2023 and 2022, respectively, and $(22.5) million and $23.2 million for the six months ended June 30, 2023 and 2022, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2023:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds(1):
Equity securities(2)	$—	$—	$487.6	$487.6
Bonds	—	—	548.4	548.4
Loans	—	—	5,858.4	5,858.4
	—	—	6,894.4	6,894.4
Investments in CLOs and other:
Investments in CLOs	—	—	538.1	538.1
Other investments(3)	1.6	42.1	81.5	125.2
	1.6	42.1	619.6	663.3
Corporate treasury investments:
Commercial paper and other	—	44.5	—	44.5
	—	44.5	—	44.5
Foreign currency forward contracts	—	3.6	—	3.6
Subtotal	$1.6	$90.2	$7,514.0	$7,605.8
Investments measured at net asset value				615.8
Total				$8,221.6
Liabilities
Loans payable of Consolidated Funds(4)(5)	$—	$—	$6,383.9	$6,383.9
Foreign currency forward contracts	—	1.2	—	1.2
Total	$—	$1.2	$6,383.9	$6,385.1

(1)This balance excludes $615.8 million related to investments of consolidated funds that are included in investments measured at net asset value.
(2)This balance includes $386.1 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs as of June 30, 2023.
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
(5)Loans payable of Consolidated Funds balance excludes a $115.7 million revolving credit balance related to loans payable of Consolidated Funds.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2022:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds(1):
Equity securities(2)	$—	$—	$430.6	$430.6
Bonds	—	—	594.9	594.9
Loans	—	—	5,352.9	5,352.9
	—	—	6,378.4	6,378.4
Investments in CLOs and other:
Investments in CLOs	—	—	526.1	526.1
Other investments(3)	1.6	41.6	79.4	122.6
	1.6	41.6	605.5	648.7
Corporate treasury investments:
Commercial paper and other	—	20.0	—	20.0
	—	20.0	—	20.0
Foreign currency forward contracts	—	2.2	—	2.2
Subtotal	$1.6	$63.8	$6,983.9	$7,049.3
Investments measured at net asset value				528.5
Total				$7,577.8
Liabilities
Loans payable of Consolidated Funds(4)(5)	$—	$—	$5,491.6	$5,491.6
Foreign currency forward contracts	—	3.2	—	3.2
Total	$—	$3.2	$5,491.6	$5,494.8

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
(5)Loans payable of Consolidated Funds balance excludes $235.6 million of senior notes measured at amortized cost and a $178.0 million revolving credit balance related to loans payable of Consolidated Funds.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended June 30, 2023
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$435.5	$593.2	$5,481.7	$544.8	$76.1	$7,131.3
Deconsolidation of funds(1)	(0.4)	—	(372.2)	—	—	(372.6)
Purchases	53.1	41.8	1,200.9	—	—	1,295.8
Sales and distributions	—	(81.3)	(265.3)	(12.8)	(0.8)	(360.2)
Settlements	—	(4.1)	(177.3)	—	—	(181.4)
Realized and unrealized gains (losses), net
Included in earnings	(0.6)	(3.3)	(22.7)	(3.2)	6.2	(23.6)
Included in other comprehensive income	—	2.1	13.3	9.3	—	24.7
Balance, end of period	$487.6	$548.4	$5,858.4	$538.1	$81.5	$7,514.0
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(0.6)	$(4.5)	$(13.1)	$(3.2)	$5.4	$(16.0)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$2.2	$15.6	$9.3	$—	$27.1

	Financial Assets
	Six Months Ended June 30, 2023
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$430.6	$594.9	$5,352.9	$526.1	$79.4	$6,983.9
Deconsolidation of funds(1)	(0.4)	—	(372.2)	—	—	(372.6)
Purchases	58.5	71.6	1,438.2	—	—	1,568.3
Sales and distributions	—	(128.3)	(435.0)	(20.7)	(1.7)	(585.7)
Settlements	—	(8.2)	(278.9)	—	—	(287.1)
Realized and unrealized gains (losses), net
Included in earnings	(1.1)	8.1	93.3	15.9	3.8	120.0
Included in other comprehensive income	—	10.3	60.1	16.8	—	87.2
Balance, end of period	$487.6	$548.4	$5,858.4	$538.1	$81.5	$7,514.0
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(1.0)	$2.2	$94.0	$15.9	$2.1	$113.2
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$9.0	$57.5	$16.8	$—	$83.3

(1) As a result of the deconsolidation of one fund during the three and six months ended June 30, 2023.

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended June 30,
	2023	2022
Balance, beginning of period	$5,647.9	$5,682.1
Borrowings	869.2	462.9
Paydowns	(46.9)	(1.9)
Sales	(82.5)	—
Realized and unrealized (gains) losses, net
Included in earnings	(19.7)	(181.3)
Included in other comprehensive income	15.9	(204.0)
Balance, end of period	$6,383.9	$5,757.8
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(18.1)	$(181.3)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$16.1	$(210.9)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Six Months Ended June 30,
	2023	2022
Balance, beginning of period	$5,491.6	$5,811.0
Borrowings	869.8	1,571.3
Paydowns	(49.0)	(417.3)
Sales	(120.6)	(669.5)
Realized and unrealized (gains) losses, net
Included in earnings	121.7	(227.5)
Included in other comprehensive income	70.4	(310.2)
Balance, end of period	$6,383.9	$5,757.8
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$126.7	$(230.8)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$68.3	$(320.2)
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of June 30, 2023:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	June 30, 2023
Assets
Investments of Consolidated Funds:
Equity securities	$1.4	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 333.33 (0.05)
	367.6	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
			Terminal Growth Rate	0% - 7% (5%)
		Comparable Multiple	EBITDA Multiple	12.7x - 12.7x (12.7x)
			TCF Multiple	24.4x - 24.4x (24.4x)
	50.2	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
			Terminal Growth Rate	0% - 7% (5%)
		Comparable Multiple	TCF Multiple	24.4x - 24.4x (24.4x)
	68.4	Other(1)	N/A	N/A

Bonds	548.4	Consensus Pricing	Indicative Quotes (% of Par)	21 - 108 (88)
Loans	5,831.9	Consensus Pricing	Indicative Quotes (% of Par)	0 - 102 (94)
	11.5	Discounted Cash Flow	Discount Rates	8% - 9% (9%)
	11.2	Consensus Pricing	Indicative Quotes (% of Par)	92 - 92 (92)
	3.8	Other(1)	N/A	N/A
	6,894.4
Investments in CLOs:
Senior secured notes	472.8	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	73 - 100 (95)
			Discount Margins (Basis Points)	185 - 1,350 (367)
			Default Rates	2% - 3% (2%)
			Recovery Rates	60% - 60% (60%)
Subordinated notes and preferred shares	65.3	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	1 - 83 (53)
			Discount Rates	18% - 28% (23%)
			Default Rates	2% - 3% (2%)
			Recovery Rates	60% - 60% (60%)
Other investments:
BDC preferred shares	79.2	Market Yield Analysis	Market Yields	12% - 12% (12%)
Aviation subordinated notes	2.3	Discounted Cash Flow	Discount Rates	21% - 21% (21%)
Total	$7,514.0
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$6,153.4	Other(2)	N/A	N/A
Subordinated notes and preferred shares	230.5	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	18 - 97 (36)
			Discount Rates	18% - 28% (23%)
			Default Rates	2% - 3% (3%)
			Recovery Rates	60% - 60% (60%)
Total	$6,383.9

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
4. Investments
Investments consist of the following:

	As of
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Accrued performance allocations	$6,531.8	$7,117.7
Principal equity method investments, excluding performance allocations	2,951.2	2,922.0
Principal investments in CLOs	538.1	526.1
Other investments	196.5	202.1
Total	$10,217.6	$10,767.9

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Global Private Equity	$4,863.0	$5,577.1
Global Credit	238.0	193.9
Global Investment Solutions	1,430.8	1,346.7
Total	$6,531.8	$7,117.7
Approximately 12% and 13% of accrued performance allocations at June 30, 2023 and December 31, 2022, respectively, are related to Carlyle Partners VI, L.P., one of the Company’s Global Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee related compensation (see Note 7), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Global Private Equity	$(18.4)	$(18.4)
Global Credit	(22.5)	(22.5)
Total	$(40.9)	$(40.9)

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

	As of
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Global Private Equity(1)	$1,878.5	$1,853.5
Global Credit(2)	967.5	974.2
Global Investment Solutions	105.2	94.3
Total	$2,951.2	$2,922.0
(1) The balance includes $1,048.1 million and $1,015.7 million as of June 30, 2023 and December 31, 2022, respectively, related to the Company’s equity method investments in NGP.
(2) As of June 30, 2023 and December 31, 2022, the balance includes $582.5 million and $646.0 million, respectively, related to the Company’s investment in Fortitude.
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
The Company paid $381 million in cash at closing of the Minority Transaction (the “Initial Purchase Price”) and will pay $95 million in additional deferred consideration by March 31, 2024. In May 2020, the Initial Purchase Price was adjusted upward by $99.5 million in accordance with the 2018 MIPA as Fortitude Holdings chose not to distribute a planned non-pro rata dividend to AIG prior to May 13, 2020. The Company paid $79.6 million of such adjustment in May 2020 and will pay the remaining $19.9 million by March 31, 2024.
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
In March 2022, the Company raised $2.0 billion in third-party equity capital from certain investors in Carlyle FRL and T&D, and committed $100 million from the Company for additional equity capital in Fortitude. In May 2022, Fortitude called $1.1 billion of the capital raise. In connection with the capital raise and subsequent funding, the Company’s indirect ownership of Fortitude decreased from 19.9% to 13.5%. As a result of the dilution, the Company recorded a reduction in the carrying value of its equity method investment and corresponding loss of $176.9 million. In May 2023, Fortitude called the remaining $1 billion of the capital commitments and the Company’s indirect ownership of Fortitude further decreased from 13.5% to 10.5%. As a result of the dilution, the Company recorded an additional reduction in the carrying value of its equity method investment and corresponding loss of $104.0 million. As of June 30, 2023, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude at fair value, was $582.5 million, relative to equity invested of $564.7 million.
The Company has an asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of June 30, 2023, Fortitude Holdings and certain Fortitude reinsurance counterparties have committed approximately $10.3 billion of capital to-date to various Carlyle strategies. On April 1, 2022, the Company entered into a strategic advisory services agreement with certain subsidiaries

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

of Fortitude through a newly-formed investment advisor, Carlyle Insurance Solutions Management L.L.C. (“CISM”). Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Third party investors who participated in the March 2022 capital raise also made a minority investment in CISM, which is reflected as non-controlling interest in consolidated entities in the unaudited condensed consolidated financial statements.
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
The Company’s investments in NGP as of June 30, 2023 and December 31, 2022 are as follows:

	As of
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Investment in NGP Management	$371.6	$369.7
Investments in NGP general partners - accrued performance allocations	599.5	564.5
Principal investments in NGP funds	77.0	81.5
Total investments in NGP	$1,048.1	$1,015.7
Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.5% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee related revenues from NGP Management are primarily driven by NGP XII and NGP XI during the three and six months ended June 30, 2023 and 2022.
The Company records investment income (loss) for its equity income allocation from NGP management fee related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Management fee related revenues from NGP Management	$19.8	$17.6	$37.9	$34.6
Expenses related to the investment in NGP Management	(4.1)	(2.6)	(7.5)	(5.4)
Amortization of basis differences from the investment in NGP Management	—	(0.4)	—	(0.7)
Net investment income from NGP Management	$15.7	$14.6	$30.4	$28.5
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its unaudited condensed consolidated statements of operations. The Company recognized $34.8 million and $200.2 million of net investment earnings related to these performance allocations for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $36.5 million and $450.6 million of net investment earnings related to these performance allocations for the six months ended June 30, 2023 and 2022, respectively.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The Company recognized net investment earnings (losses) related to principal investment income in its unaudited condensed consolidated statements of operations of $4.0 million and $15.4 million for the three months ended June 30, 2023 and 2022, respectively, and $3.9 million and $33.4 million for the six months ended June 30, 2023 and 2022, respectively.
Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of June 30, 2023 and December 31, 2022 were $538.1 million and $526.1 million, respectively, and consisted of investments in CLO senior and subordinated notes. A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 6). As of June 30, 2023 and December 31, 2022, other investments include the Company’s investment in the BDC Preferred Shares at fair value of $79.2 million and $76.9 million, respectively (see Note 9).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Performance allocations
Realized	$386.1	$541.6	$565.7	$808.5
Unrealized	(632.9)	(203.7)	(651.7)	239.6
	(246.8)	337.9	(86.0)	1,048.1
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	(34.4)	(69.1)	4.1	(36.3)
Unrealized	20.5	160.9	(9.7)	456.2
	(13.9)	91.8	(5.6)	419.9
Principal investment income (loss) from investments in CLOs and other investments
Realized	1.0	0.9	(0.1)	3.2
Unrealized(1)	5.7	(36.0)	10.2	(46.8)
	6.7	(35.1)	10.1	(43.6)
Total	$(254.0)	$394.6	$(81.5)	$1,424.4
(1) The six months ended June 30, 2023 includes investment loss of $13.3 million associated with the remeasurement of a corporate investment resulting from observable price changes pursuant to ASC 321, Investments - Equity Securities.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The performance allocations included in revenues are derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Global Private Equity	$(327.6)	$211.3	$(331.4)	$869.2
Global Credit	37.7	3.2	71.1	(30.8)
Global Investment Solutions	43.1	123.4	174.3	209.7
Total	$(246.8)	$337.9	$(86.0)	$1,048.1
The following table summarizes the funds that are the primary drivers of performance allocations for the periods presented, as well as the total revenue recognized, including performance allocations as well as fund management fees and principal investment income:

Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(Dollars in millions)			(Dollars in millions)
Global Private Equity	Carlyle Partners VII, L.P	$(331.7)	Global Private Equity	Carlyle Partners VII, L.P	$(262.9)
Global Private Equity	Carlyle Asia Partners V, L.P.	(90.4)	Global Private Equity	Carlyle Asia Partners V, L.P.	(101.6)
			Global Private Equity	Carlyle Partners VI, L.P.	(53.5)
			Global Private Equity	Carlyle U.S. Equity Opportunities Fund II, L.P.	73.1

Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(Dollars in millions)			(Dollars in millions)
Global Private Equity	Carlyle Europe Technology Partners IV, L.P.	$133.5	Global Private Equity	Carlyle Realty Partners VIII, L.P.	$226.5
Global Private Equity	Carlyle Power Partners II, L.P.	103.3	Global Private Equity	Carlyle Partners VI, L.P.	(377.5)
Global Private Equity	Carlyle Partners VI, L.P.	(361.8)

Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Global Private Equity	$62.8	$245.9	$80.6	$574.1
Global Credit	(75.5)	(158.7)	(94.4)	(161.4)
Global Investment Solutions	(1.2)	4.6	8.2	7.2
Total	$(13.9)	$91.8	$(5.6)	$419.9
Principal investment loss for Global Credit during the three and six months ended June 30, 2023 includes an investment loss of $104.0 million on the Company’s equity method investment in Carlyle FRL related to the dilution of the Company’s indirect ownership in Fortitude from 13.5% to 10.5%. Principal investment loss for Global Credit during the three and six months ended June 30, 2022 includes an investment loss of $176.9 million on the Company’s equity method investment in Carlyle FRL related to the dilution of the Company’s indirect ownership in Fortitude from 19.9% to 13.5%.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the six months ended June 30, 2023, the Company formed two new CLOs for which the Company is the primary beneficiary. Investments in Consolidated Funds as of June 30, 2023 also include $386.1 million related to investments that have been bridged by the Company to investment funds that are actively fundraising and are accounted for as consolidated VIEs.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Interest income from investments	$122.1	$59.2	$231.9	$115.7
Other income	15.0	4.0	27.1	9.2
Total	$137.1	$63.2	$259.0	$124.9

Net Investment Income of Consolidated Funds
Net investment income (losses) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment income (losses) of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(3.9)	$(204.7)	$141.1	$(248.1)
Gains (losses) from liabilities of CLOs	19.5	181.2	(121.9)	227.4
Total	$15.6	$(23.5)	$19.2	$(20.7)
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Realized gains (losses)	$(21.5)	$(6.5)	$(38.9)	$(3.8)
Net change in unrealized gains (losses)	17.6	(198.2)	180.0	(244.3)
Total	$(3.9)	$(204.7)	$141.1	$(248.1)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Acquired contractual rights	$923.8	$920.2
Accumulated amortization	(192.5)	(126.3)
Finite-lived intangible assets, net	731.3	793.9
Goodwill	104.0	103.9
Intangible Assets, net	$835.3	$897.8
As discussed in Note 2, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and the ability to raise new funds. No impairment losses were recorded during the three and six months ended June 30, 2023. For the three months ended June 30, 2022, the Company recorded no impairment losses. For the six months ended June 30, 2022, the Company recorded an impairment charge of $4.0 million on certain acquired contractual rights related to Carlyle Aviation Partners as a result of impaired income streams from aircraft under lease in Russia.
Intangible asset amortization expense was $32.8 million and $29.7 million for the three months ended June 30, 2023 and 2022, respectively, and $65.6 million and $38.6 million for the six months ended June 30, 2023 and 2022, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the U.S. dollar. Any corresponding currency translation is recorded in other comprehensive income.
The following table summarizes the expected amortization expense for 2023 through 2027 and thereafter (Dollars in millions):

Year ending December 31,
2023 (excluding the six months ended June 30, 2023)	$65.9
2024	131.8
2025	131.7
2026	131.6
2027	121.5
Thereafter	148.8
$731.3

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The Company’s debt obligations consist of the following:

	June 30, 2023		December 31, 2022
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$423.4	$419.9	$421.7	$418.1
3.500% Senior Notes Due 9/19/2029	425.0	422.2	425.0	422.0
5.625% Senior Notes Due 3/30/2043	600.0	600.6	600.0	600.6
5.650% Senior Notes Due 9/15/2048	350.0	346.4	350.0	346.3
4.625% Subordinated Notes Due 5/15/2061	500.0	484.9	500.0	484.7
Total debt obligations	$2,298.4	$2,274.0	$2,296.7	$2,271.7

Senior Credit Facility
As of June 30, 2023, the senior credit facility, which was amended on April 29, 2022, included $1.0 billion in a revolving credit facility. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. The revolving credit facility is scheduled to mature on April 29, 2027, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at SOFR (or similar benchmark for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% (at June 30, 2023, the interest rate was 6.24%). Prior to the April 2022 amendment, the size of the revolving credit facility was $775.0 million, which was scheduled to mature February 11, 2024, and accrued interest either (a) at an alternate base rate plus an applicable margin not to exceed 0.50%, or (b) at LIBOR plus an applicable margin not to exceed 1.50%. The Company made no borrowings under the revolving credit facility during the three and six months ended June 30, 2023 and there were no amounts outstanding at June 30, 2023.
Global Credit Revolving Credit Facility
Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. The credit facility, as amended, is scheduled to mature in September 2024, and has a capacity of $250.0 million. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the credit facility. Principal amounts outstanding under the facility accrue interest at an alternate base rate plus an applicable margin not to exceed 1.00%. The Company made no borrowings under the credit facility during the three and six months ended June 30, 2023, and there was no balance outstanding as of June 30, 2023.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding June 30, 2023	Borrowing Outstanding December 31, 2022	Maturity Date (1)	Interest Rate as of June 30, 2023
February 28, 2017	$39.4	$38.7	November 17, 2031	5.55%	(2)
June 29, 2017	52.3	54.8	July 20, 2030	6.48%	(4)
December 6, 2017	43.2	43.8	January 15, 2031	6.63%	(5)
March 15, 2019	1.8	1.8	March 15, 2032	11.63%	(3)
August 20, 2019	3.9	3.9	August 15, 2032	8.06%	(3)
September 15, 2020	19.4	19.1	April 15, 2033	4.76%	(3)
January 8, 2021	20.3	19.9	January 15, 2034	5.67%	(3)
March 9, 2021	18.1	19.1	August 15, 2030	4.71%	(3)
March 30, 2021	18.3	18.0	March 15, 2032	5.23%	(3)
April 21, 2021	3.5	3.4	April 15, 2033	9.03%	(3)
May 21, 2021	15.3	15.0	November 17, 2031	4.69%	(3)
June 4, 2021	20.4	20.0	January 16, 2034	5.46%	(3)
June 10, 2021	1.3	1.3	November 17, 2031	6.17%	(3)
July 15, 2021	15.3	15.0	July 15, 2034	5.47%	(3)
July 20, 2021	20.4	20.0	July 20, 2031	5.48%	(3)
August 4, 2021	16.5	16.2	August 15, 2032	5.07%	(3)
October 27, 2021	23.7	23.3	October 15, 2035	5.58%	(3)
November 5, 2021	14.1	13.8	January 14, 2034	5.26%	(3)
January 6, 2022	20.5	20.1	February 15, 2035	5.70%	(3)
February 22, 2022	20.5	20.1	November 10, 2035	5.73%	(3)
July 13, 2022	17.3	16.9	January 13, 2035	6.43%	(3)
October 25, 2022	17.9	17.5	October 25, 2035	7.03%	(3)
	$423.4	$421.7

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)     Outstanding borrowing of €36.1 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)    Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(4)    Incurs interest at LIBOR plus 1.23%.
(5)    Incurs interest at LIBOR plus 1.37%.

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended June 30, 2023 and 2022 was $5.9 million and $2.3 million, respectively. Interest expense for the six months ended June 30, 2023 and 2022 was $11.1 million and $4.0 million, respectively. The fair value of the outstanding balance of the CLO term loans at June 30, 2023 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions provided a €36.1 million term loan ($39.4 million at June 30, 2023) to the Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of November 17, 2031 or the date that the certain European CLO

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (5.55% at June 30, 2023).

Master Credit Agreement - Term Loans
The Company assumed liabilities under master credit agreements previously entered into by CBAM under which a financial institution provided term loans to CBAM for the purchase of eligible interests in CLOs (see Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022). Term loans issued under these master credit agreements are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans generally bear interest at LIBOR plus a weighted average spread over LIBOR on the CLO notes, which is due quarterly. As of June 30, 2023, term loans under these agreements had $95.4 million outstanding. The master credit agreements mature in July 2030 and January 2031, respectively. Beginning in the third quarter of 2023, the interest rate base is anticipated to transition from LIBOR to SOFR.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a master credit facility agreement (the “Carlyle CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. The initial maximum facility amount is €100.0 million, which has been, and may further be, expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the Carlyle CLO Financing Facility. Each transaction entered into under the Carlyle CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of June 30, 2023, €202.3 million ($220.9 million) was outstanding under the Carlyle CLO Financing Facility.
The Company assumed liabilities under a master credit facility agreement previously entered into by CBAM (the “CBAM CLO Financing Facility,” together with the Carlyle CLO Financing Facility, the “CLO Financing Facilities”) to finance a portion of the risk retention investments in certain European CLOs managed by CBAM (see Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022). The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CBAM CLO Financing Facility. Each transaction entered into under the CBAM CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of June 30, 2023, €61.9 million ($67.6 million) was outstanding under the CBAM CLO Financing Facility.
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

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Senior Notes
Certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended June 30,		Six Months Ended June 30,
	Aggregate Principal Amount	June 30, 2023	December 31, 2022	2023	2022	2023	2022
3.500% Senior Notes Due 9/19/2029 (2)	$425.0	$378.6	$364.1	$3.9	$3.8	$7.7	$7.6
5.625% Senior Notes Due 3/30/2043 (3)	600.0	540.7	545.8	8.5	8.4	16.9	16.9
5.650% Senior Notes Due 9/15/2048 (4)	350.0	318.9	322.2	5.0	5.0	10.0	9.9
				$17.4	$17.2	$34.6	$34.4
(1) Including accrued interest. Fair value is based on indicative quotes and the notes are classified as Level II within the fair value hierarchy.
(2) Issued in September 2019 at 99.841% of par.
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
As of June 30, 2023 and December 31, 2022, the fair value of the Subordinated Notes was $362.6 million and $323.8 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For both the three months ended June 30, 2023 and 2022, the Company incurred $5.9 million of interest expense on the Subordinated Notes. For both the six months ended June 30, 2023 and 2022, the Company incurred $11.8 million of interest expense on the Subordinated Notes.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of June 30, 2023.
Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the CLOs. As of June 30, 2023 and December 31, 2022, the following borrowings were outstanding, which includes preferred shares classified as liabilities (Dollars in millions):

	As of June 30, 2023
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$6,339.5	$6,153.4	5.74%		9.46
Subordinated notes(1)	235.2	230.5	N/A	(3)	9.65
Total	$6,574.7	$6,383.9

	As of December 31, 2022
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(2)	$5,849.2	$5,303.3	3.97%		9.48
Subordinated notes(1)	234.0	188.3	N/A	(3)	9.69
Total	$6,083.2	$5,491.6

(1)Borrowing Outstanding as of June 30, 2023 and December 31, 2022 includes $115.7 million and $178.0 million, respectively, of revolving credit balances that are carried at amortized cost.
(2)Borrowing Outstanding as of December 31, 2022 includes $235.6 million of senior secured notes that are carried at par value. The fair value of these senior secured notes at December 31, 2022, approximated par value based on current market rates for similar debt instruments. These senior secured notes are classified as Level III within the fair value hierarchy.
(3)The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of June 30, 2023 and December 31, 2022, the fair value of the CLO assets was $7.0 billion and $6.2 billion, respectively.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$3,363.2	$3,625.3
Accrued bonuses(1)	275.9	466.6
Employment-based contingent cash consideration(2)	2.4	76.5
Accrued pension liability	7.0	9.5
Other(3)	153.1	143.0
Total	$3,801.6	$4,320.9
(1) Includes $9.7 million related to make-whole cash incentive awards granted in connection with the appointment of the Company’s Chief Executive Officer as of June 30, 2023.
(2) The acquisition of Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners,” formerly known as Apollo Aviation Group) in December 2018 included an earn-out of up to $150.0 million that was payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025, which was accounted for as compensation expense. During the three months ended March 31, 2023, the Company entered into a termination and settlement agreement with respect to the earn-out, pursuant to which the Company paid $68.6 million, based on Carlyle Aviation’s performance, and will pay an aggregate $2.4 million in installments in 2024 and 2025. The acquisition of Abingworth LLP (“Abingworth”) in August 2022 included an earn-out of up to $130.0 million payable upon the achievement of certain revenue and earnings performance targets during 2023 through 2028, which is accounted for as compensation expense. No amount has been accrued as of June 30, 2023. See Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the Abingworth acquisition.
(3) Includes $52.0 million and $26.7 million of realized performance allocations and incentive fee related compensation not yet paid to participants as of June 30, 2023 and December 31, 2022, respectively.
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Realized	$193.5	$262.1	$297.1	$399.7
Unrealized	(285.7)	(55.1)	(283.6)	178.0
Total	$(92.2)	$207.0	$13.5	$577.7
8. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of June 30, 2023 (Dollars in millions):

Unfunded Commitments
Global Private Equity	$3,296.1
Global Credit	425.1
Global Investment Solutions	189.9
Total	$3,911.1
Of the $3.9 billion of unfunded commitments, approximately $3.3 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of June 30, 2023, the Company had no unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the Company are the guarantors of revolving credit facilities for certain funds in the Global Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the total of net asset value of the guarantor subsidiaries plus any uncalled capital of the applicable general partner, and was approximately $6.5 million as of June 30, 2023. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $40.9 million at June 30, 2023 was shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2023. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2). The Company had $10.1 million of unbilled receivables from former and current employees and senior Carlyle professionals as of June 30, 2023 related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $151.9 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of June 30, 2023. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying unaudited condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of June 30, 2023, approximately $18.9 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $22.0 million.
If, at June 30, 2023, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.6 billion, on an after-tax basis where applicable, of which approximately $0.7 billion would be the responsibility of current and former senior Carlyle professionals.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$14.8	$14.0	$28.9	$28.0
Sublease income	(1.4)	(1.4)	(2.9)	(2.9)
Total operating lease cost	$13.4	$12.6	$26.0	$25.1

Cash paid for amounts included in the measurement of operating lease liabilities	$17.1	$16.0	$34.2	$32.0

Weighted-average remaining lease term			11.0 years	11.6 years
Weighted-average discount rate			4.28%	4.1%
Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2023 (excluding the six months ended June 30, 2023)	$34.3
2024	66.1
2025	62.8
2026	60.7
2027	61.3
Thereafter	346.5
Total lease payments	$631.7
Less imputed interest	(122.2)
Total lease liabilities	$509.5
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2023, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($20.9 million as of June 30, 2023) for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
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
9. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Accrued incentive fees	$19.7	$16.4
Unbilled receivable for giveback obligations from current and former employees	10.1	10.4
Notes receivable and accrued interest from affiliates	41.4	41.5
Management fee receivable, net	241.7	220.4
Reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	292.9	290.7
Total	$605.8	$579.4
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

from affiliate accounts at interest rates ranging up to 7.02% as of June 30, 2023. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable includes loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of June 30, 2023 and December 31, 2022 also include interest-bearing loans of $25.0 million and $23.2 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (7.25% as of June 30, 2023) and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.
Due to Affiliates
The Company had the following due to affiliates balances at June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$5.1	$16.4
Due to non-consolidated affiliates	115.1	87.1
Amounts owed under the tax receivable agreement	79.6	100.0
Deferred consideration for Carlyle Holdings units	65.9	134.4
Other	29.0	24.6
Total	$294.7	$362.5
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
Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals (see Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022). The Company terminated its remaining aircraft lease agreement in 2022 and had no active aircraft lease agreements in 2023. During the first quarter of 2023, the Company received a final reimbursement related to these aircraft totaling $0.4 million. During the three and six months ended June 30, 2022, the Company made net payments related to these aircraft totaling $0.6 million and $0.5 million, respectively. The accrual of aircraft fees is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
On May 5, 2020, the Company purchased 2,000,000 of the BDC Preferred Shares from CSL in a private placement at a price of $25 per share. Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at CSL’s option, 9.0% per annual payable in additional BDC Preferred Shares. The BDC Preferred Shares are convertible at the Company’s option, in whole or in part, into the number of shares of common stock equal to $25 per share plus any

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

accumulated but unpaid dividends divided by an initial conversion price of $9.50 per share, subject to certain adjustments. Effective May 5, 2023 and with the approval of its board of directors, CSL has the option to redeem the BDC Preferred Shares, in whole or in part. In such case, the Company has the right to convert its shares, in whole or in part, prior to the date of redemption. For the three and six months ended June 30, 2023, the Company recorded dividend income of $0.9 million and $1.8 million, respectively. For the three and six months ended June 30, 2022, the Company recorded dividend income of $0.9 million and $1.8 million, respectively. Dividend income from the BDC Preferred Shares is included in interest and other income in the unaudited condensed consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which is recorded at fair value, was $79.2 million and $76.9 million as of June 30, 2023 and December 31, 2022, respectively, and is included in investments, including accrued performance allocations, in the unaudited condensed consolidated balance sheets.
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
10. Income Taxes
The Company’s provision (benefit) for income taxes was $(7.3) million and $50.8 million for the three months ended June 30, 2023 and 2022, respectively, and $27.0 million and $198.7 million for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate was approximately 10% and 17% for the three months ended June 30, 2023 and 2022, respectively, and 30% and 19% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes, non-controlling interest, and disallowed executive compensation. The effective tax rate for the six months ended June 30, 2022 also reflects a deferred tax benefit resulting from a reduction in future foreign withholding taxes. As of June 30, 2023 and December 31, 2022, the Company had federal, state, local and foreign taxes payable of $63.4 million and $39.7 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying unaudited condensed consolidated balance sheets.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2023, the Company’s U.S. federal income tax returns for the years 2019 through 2021 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2017 to 2021. Foreign tax returns are generally subject to audit from 2011 to 2022. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA enacted a 15% corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations, which became effective on January 1, 2023. The Company does not expect the IRA to have a material impact to its provision (benefit) for

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

income taxes given that any current year payments that would be made under CAMT would be permitted to be carried forward and used as credits in future years resulting in a deferred tax benefit. The Company will continue to monitor as additional guidance is released by the U.S. Department of the Treasury, the IRS, and other standard-setting bodies.
11. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	June 30, 2023	December 31, 2022
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$495.3	$412.0
Non-Carlyle interests in majority-owned subsidiaries	188.7	186.9
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(3.1)	1.4
Non-controlling interests in consolidated entities	$680.9	$600.3
The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$31.1	$4.6	$48.3	$29.7
Non-Carlyle interests in majority-owned subsidiaries	5.0	(2.0)	10.5	(4.4)
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(0.4)	0.9	1.5	1.4
Non-controlling interests in income of consolidated entities	$35.7	$3.5	$60.3	$26.7

12. Earnings Per Common Share
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to common shares	$(98,400,000)	$(98,400,000)	$2,300,000	$2,300,000
Weighted-average common shares outstanding	361,263,253	361,263,253	362,099,112	364,319,875
Net income (loss) per common share	$(0.27)	$(0.27)	$0.01	$0.01

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$245,400,000	$245,400,000	$817,000,000	$817,000,000
Weighted-average common shares outstanding	361,445,630	366,311,757	359,520,927	364,671,713
Net income per common share	$0.68	$0.67	$2.27	$2.24

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

    The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	361,263,253	361,263,253	362,099,112	362,099,112
Unvested restricted stock units	—	—	—	1,509,304
Issuable common shares and performance-vesting restricted stock units	—	—	—	711,459
Weighted-average common shares outstanding	361,263,253	361,263,253	362,099,112	364,319,875

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	361,445,630	361,445,630	359,520,927	359,520,927
Unvested restricted stock units	—	3,141,695	—	3,418,523
Issuable common shares and performance-vesting restricted stock units	—	1,724,432	—	1,732,263
Weighted-average common shares outstanding	361,445,630	366,311,757	359,520,927	364,671,713
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. Also included in the determination of dilutive weighted-average common shares are issuable common shares associated with the Company’s acquisitions, investment in NGP, performance-vesting restricted stock units and issuable common shares associated with a program under which the Company may distribute realized performance allocation related compensation in fully vested, newly issued shares (see Note 13 to the unaudited condensed consolidated financial statements). For the three months ended June 30, 2023, all such awards are antidilutive and excluded from the computation of diluted earnings per share given the net loss attributable to common stockholders.

13. Equity
Stock Repurchase Program
In October 2021, the Board of Directors of the Company authorized the repurchase of up to $400 million of common stock. In February 2023, the Board of Directors replenished the repurchase program and expanded the limit to $500 million of common stock in aggregate, effective March 31, 2023. Under this repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2023 and 2022, the Company paid an aggregate of $160.8 million and $105.3 million, respectively, to repurchase and retire approximately 5.2 million and 2.4 million shares, respectively, with all of the repurchases done via open market and brokered transactions. As of June 30, 2023, $440.0 million of repurchase capacity remained under the program.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Shares Issued for Performance Allocation Related Compensation
In October 2021, the Company commenced a program under which, at the Company’s discretion, up to 20% of realized performance allocations and incentive fee related compensation over a certain threshold amount may be distributed in fully vested, newly issued shares of the Company’s common stock. Shares issued under the program are accounted for as performance allocations and incentive fee related compensation and do not result in incremental compensation expense. In the third quarter of 2022, the Company paused the issuance of shares pursuant to this program and the Company did not issue shares for performance allocation related compensation during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company distributed 134,696 and 771,157, fully vested, newly issued common shares, respectively, related to previously accrued performance allocations and incentive fee related compensation of $5.2 million and $36.5 million, respectively.
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 10, 2022	May 17, 2022	$0.325	$117.6
August 9, 2022	August 16, 2022	0.325	118.3
November 18, 2022	November 25, 2022	0.325	118.2
February 22, 2023	March 1, 2023	0.325	118.4
Total 2022 Dividend Year		$1.30	$472.5

May 16, 2023	May 23, 2023	$0.35	$126.7
August 15, 2023	August 23, 2023	0.35	126.6
Total 2023 Dividend Year (through Q2 2023)		$0.70	$253.3
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
14. Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted the Equity Incentive Plan. The Equity Incentive Plan, which was amended on January 1, 2020 in connection with the Conversion to reflect shares of the Company’s common stock, is a source of equity-based awards permitting the Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s common shares. On June 1, 2021, the shareholders of the Company approved an amended and restated Equity Incentive Plan that removed a provision providing for the automatic increase in the number of the Company’s common stock available for grant and reset the total number of shares of common stock available for grant to 16,000,000 shares of common stock for awards granted under the plan after June 1, 2021. On May 30, 2023, the shareholders of the Company approved a further amended and restated Equity Incentive Plan which increased the total number of shares of common stock available for the grant of awards under the Equity Incentive Plan after June 1, 2021 by an additional 23,800,000 shares of common stock (from 16,000,000 shares of common stock to 39,800,000 shares of common stock). As of June 30, 2023, the total number of shares of the Company’s common stock available for grant under the amended and restated Equity Incentive Plan was 27,481,128.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

A summary of the status of the Company’s non-vested equity-based awards as of June 30, 2023 and a summary of changes for the six months ended June 30, 2023, are presented below:

Unvested Shares	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares(1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2022	10,865,248	$35.78	452,880	$39.73
Granted(2)	17,041,914	$30.15	258,579	$34.65
Vested	2,815,080	$28.09	—	$—
Forfeited	733,301	$32.19	—	$—
Balance, June 30, 2023	24,358,781	$32.84	711,459	$37.88
(1) Includes common shares issued in connection with the Company’s investment in NGP.
(2) Includes 6,762,219 shares related to equity inducement awards granted in connection with the appointment of the Company’s Chief Executive Officer, as well as 149,572 shares reserved for issuance upon the settlement of dividend-equivalent rights carried by certain restricted stock units concurrently with the settlement of the restricted stock units for shares.
The Company recorded compensation expense, net of forfeitures, for restricted stock units of $68.0 million and $45.4 million for the three months ended June 30, 2023 and 2022, respectively, with $10.9 million and $9.4 million of corresponding deferred tax benefits, respectively. The Company recorded compensation expense, net of forfeitures, for restricted stock units of $122.4 million and $85.1 million for the six months ended June 30, 2023 and 2022, respectively, with $20.5 million and $17.4 million of corresponding deferred tax benefits, respectively. As of June 30, 2023, the total unrecognized equity-based compensation expense related to unvested restricted stock units was $598.3 million, which is expected to be recognized over a weighted-average term of 2.6 years.
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
Fee Related Earnings. Fee Related Earnings, or “FRE,” is used to assess the ability of the business to cover base compensation and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of DE and also adjusts DE to exclude net realized performance revenues, realized principal investment income, net interest (interest income less interest expense), and certain general, administrative and other expenses when the timing of any future payment is uncertain. Fee Related Earnings includes fee related performance revenues and related compensation expense, which is generally approximately 45% of fee related performance revenues. Fee related performance revenues represent the realized portion of performance revenues that are measured and received on a recurring basis, are not dependent on realization events, and which have no risk of giveback.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables present the financial data for the Company’s three reportable segments for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$330.2	$126.9	$57.9	$515.0
Portfolio advisory and transaction fees, net and other	5.3	12.9	—	18.2
Fee related performance revenues	52.8	19.6	0.8	73.2
Total fund level fee revenues	388.3	159.4	58.7	606.4
Realized performance revenues	313.7	5.6	15.8	335.1
Realized principal investment income	13.2	8.2	0.7	22.1
Interest income	5.5	7.7	1.1	14.3
Total revenues	720.7	180.9	76.3	977.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	173.6	84.6	30.5	288.7
Realized performance revenues related compensation	144.6	2.7	12.7	160.0
Total compensation and benefits	318.2	87.3	43.2	448.7
General, administrative, and other indirect expenses	59.1	25.6	17.0	101.7
Depreciation and amortization expense	5.9	1.7	1.1	8.7
Interest expense	16.8	10.9	2.3	30.0
Total expenses	400.0	125.5	63.6	589.1
Distributable Earnings	$320.7	$55.4	$12.7	$388.8
(-) Realized net performance revenues	169.1	2.9	3.1	175.1
(-) Realized principal investment income	13.2	8.2	0.7	22.1
(+) Net interest	11.3	3.2	1.2	15.7
(=) Fee Related Earnings	$149.7	$47.5	$10.1	$207.3

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2023
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$657.1	$249.5	$114.6	$1,021.2
Portfolio advisory and transaction fees, net and other	10.7	23.9	—	34.6
Fee related performance revenues	62.4	38.0	1.6	102.0
Total fund level fee revenues	730.2	311.4	116.2	1,157.8
Realized performance revenues	412.7	33.3	54.2	500.2
Realized principal investment income	25.1	17.2	3.6	45.9
Interest income	10.9	14.9	2.4	28.2
Total revenues	1,178.9	376.8	176.4	1,732.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	322.3	165.0	62.0	549.3
Realized performance revenues related compensation	190.9	15.4	49.3	255.6
Total compensation and benefits	513.2	180.4	111.3	804.9
General, administrative, and other indirect expenses	116.2	47.3	25.7	189.2
Depreciation and amortization expense	12.6	3.7	2.3	18.6
Interest expense	33.4	21.1	4.5	59.0
Total expenses	675.4	252.5	143.8	1,071.7
Distributable Earnings	$503.5	$124.3	$32.6	$660.4
(-) Realized Net Performance Revenues	221.8	17.9	4.9	244.6
(-) Realized Principal Investment Income	25.1	17.2	3.6	45.9
(+) Net Interest	22.5	6.2	2.1	30.8
(=) Fee Related Earnings	$279.1	$95.4	$26.2	$400.7
Segment assets as of June 30, 2023	$8,813.9	$3,074.9	$1,949.9	$13,838.7

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$977.9	$137.1	$(652.9)	(a)	$462.1
Expenses	$589.1	$116.3	$(157.7)	(b)	$547.7
Other income	$—	$15.6	$—	(c)	$15.6
Distributable earnings	$388.8	$36.4	$(495.2)	(d)	$(70.0)

	Three Months Ended June 30, 2022
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,161.2	$63.2	$(175.4)	(a)	$1,049.0
Expenses	$632.4	$51.1	$42.3	(b)	$725.8
Other income	$—	$(23.5)	$—	(c)	$(23.5)
Distributable earnings	$528.8	$(11.4)	$(217.7)	(d)	$299.7

The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the six months ended June 30, 2023 and 2022, and Total Assets as of June 30, 2023.

	Six Months Ended June 30, 2023
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,732.1	$259.0	$(670.0)	(a)	$1,321.1
Expenses	$1,071.7	$213.5	$(34.5)	(b)	$1,250.7
Other income (loss)	$—	$19.2	$—	(c)	$19.2
Distributable earnings	$660.4	$64.7	$(635.5)	(d)	$89.6
Total assets	$13,838.7	$8,172.3	$(630.0)	(e)	$21,381.0

	Six Months Ended June 30, 2022
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,940.7	$124.9	$565.2	(a)	$2,630.8
Expenses	$1,109.1	$104.0	$354.6	(b)	$1,567.7
Other income (loss)	$—	$(20.7)	$—	(c)	$(20.7)
Distributable earnings	$831.6	$0.2	$210.6	(d)	$1,042.4

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Unrealized performance and fee related performance revenues	$(600.5)	$12.2	$(621.2)	$711.0
Unrealized principal investment income (loss)	30.4	(27.1)	1.4	(3.4)
Principal investment loss from dilution of indirect investment in Fortitude	(104.0)	(176.9)	(104.0)	(176.9)
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(4.1)	(3.0)	(7.5)	(6.1)
Tax expense associated with certain foreign performance revenues	—	—	—	(0.1)
Non-controlling interests and other adjustments to present certain costs on a net basis	43.9	13.7	94.7	31.6
Elimination of revenues of Consolidated Funds	(18.6)	5.7	(33.4)	9.1
	$(652.9)	$(175.4)	$(670.0)	$565.2

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$606.4	$593.5	$1,157.8	$1,108.4
Adjustments(1)	(98.6)	(47.0)	(149.2)	(111.4)
Carlyle Consolidated - Fund management fees	$507.8	$546.5	$1,008.6	$997.0

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$(286.2)	$(58.6)	$(288.5)	$173.6
Equity-based compensation	70.7	48.3	127.8	89.0
Acquisition or disposition-related charges (credits) and amortization of intangibles and impairment	33.7	53.4	62.4	82.5
Tax expense associated with certain foreign performance revenues related compensation	(0.1)	—	(0.6)	(0.7)
Non-controlling interests and other adjustments to present certain costs on a net basis	35.2	11.8	75.2	28.3
Other adjustments including severance	2.3	(2.3)	6.2	2.3
Elimination of expenses of Consolidated Funds	(13.3)	(10.3)	(17.0)	(20.4)
	$(157.7)	$42.3	$(34.5)	$354.6

(c)The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Income (loss) before provision for income taxes	$(70.0)	$299.7	$89.6	$1,042.4
Adjustments:
Net unrealized performance and fee related performance revenues	314.3	(70.8)	332.7	(537.4)
Unrealized principal investment (income) loss	(30.4)	27.1	(1.4)	3.4
Principal investment loss from dilution of indirect investment in Fortitude	104.0	176.9	104.0	176.9
Equity-based compensation(1)	70.7	48.3	127.8	89.0
Acquisition or disposition-related charges (credits), including amortization of intangibles and impairment	33.7	53.4	62.4	82.5
Tax expense associated with certain foreign performance revenues	(0.1)	—	(0.6)	(0.8)
Net income attributable to non-controlling interests in consolidated entities	(35.7)	(3.5)	(60.3)	(26.7)
Other adjustments including severance	2.3	(2.3)	6.2	2.3
Distributable Earnings	$388.8	$528.8	$660.4	$831.6
Realized performance revenues, net of related compensation(2)	175.1	270.9	244.6	388.9
Realized principal investment income(2)	22.1	43.8	45.9	70.1
Net interest	15.7	22.3	30.8	47.1
Fee Related Earnings	$207.3	$236.4	$400.7	$419.7

(1)Equity-based compensation for the three and six months ended June 30, 2023 and 2022 includes amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s U.S. GAAP statement of operations.
(2)See reconciliation to most directly comparable U.S. GAAP measure below:

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2023
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(246.8)	$581.9	$335.1
Performance revenues related compensation expense	(92.2)	252.2	160.0
Net performance revenues	$(154.6)	$329.7	$175.1

Principal investment income (loss)	$(7.2)	$29.3	$22.1

	Six Months Ended June 30, 2023
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(86.0)	$586.2	$500.2
Performance revenues related compensation expense	13.5	242.1	255.6
Net performance revenues	$(99.5)	$344.1	$244.6

Principal investment income (loss)	$4.5	$41.4	$45.9

	Three Months Ended June 30, 2022
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$337.9	$182.0	$519.9
Performance revenues related compensation expense	207.0	42.0	249.0
Net performance revenues	$130.9	$140.0	$270.9

Principal investment income (loss)	$56.7	$(12.9)	$43.8

	Six Months Ended June 30, 2022
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,048.1	$(291.9)	$756.2
Performance revenues related compensation expense	577.7	(210.4)	367.3
Net performance revenues	$470.4	$(81.5)	$388.9

Principal investment income (loss)	$376.3	$(306.2)	$70.1

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

16. Subsequent Events
Dividends
In August 2023, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share of common stock to common stockholders of record at the close of business on August 15, 2023, payable on August 23, 2023.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

17. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of June 30, 2023 and December 31, 2022 and results of operations for the three and six months ended June 30, 2023 and 2022. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of June 30, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$870.3	$—	$—	$870.3
Cash and cash equivalents held at Consolidated Funds	—	536.4	—	536.4
Restricted cash	5.4	—	—	5.4
Corporate treasury investments	44.5	—	—	44.5
Investments, including performance allocations of $6,531.8 million	10,460.8	—	(243.2)	10,217.6
Investments of Consolidated Funds	—	7,510.2	—	7,510.2
Due from affiliates and other receivables, net	990.2	—	(384.4)	605.8
Due from affiliates and other receivables of Consolidated Funds, net	—	119.1	(2.4)	116.7
Fixed assets, net	150.5	—	—	150.5
Lease right-of-use assets, net	347.9	—	—	347.9
Deposits and other	119.6	6.6	—	126.2
Intangible assets, net	835.3	—	—	835.3
Deferred tax assets	14.2	—	—	14.2
Total assets	$13,838.7	$8,172.3	$(630.0)	$21,381.0
Liabilities and equity
Debt obligations	$2,274.0	$—	$—	$2,274.0
Loans payable of Consolidated Funds	—	6,877.2	(377.6)	6,499.6
Accounts payable, accrued expenses and other liabilities	327.5	—	—	327.5
Accrued compensation and benefits	3,801.6	—	—	3,801.6
Due to affiliates	289.6	7.5	(2.4)	294.7
Deferred revenue	132.0	—	—	132.0
Deferred tax liabilities	310.4	—	—	310.4
Other liabilities of Consolidated Funds	—	546.2	—	546.2
Lease liabilities	509.5	—	—	509.5
Accrued giveback obligations	40.9	—	—	40.9
Total liabilities	7,685.5	7,430.9	(380.0)	14,736.4
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,266.5	257.7	(257.7)	3,266.5
Retained earnings	2,992.9	—	—	2,992.9
Accumulated other comprehensive loss	(295.4)	(11.6)	7.7	(299.3)
Non-controlling interests in consolidated entities	185.6	495.3	—	680.9
Total equity	6,153.2	741.4	(250.0)	6,644.6
Total liabilities and equity	$13,838.7	$8,172.3	$(630.0)	$21,381.0

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$515.1	$—	$(7.3)	$507.8
Incentive fees	20.9	—	0.1	21.0
Investment income (loss)
Performance allocations	(245.4)	—	(1.4)	(246.8)
Principal investment income (loss)	(0.6)	—	(6.6)	(7.2)
Total investment income (loss)	(246.0)	—	(8.0)	(254.0)
Interest and other income	53.6	—	(3.4)	50.2
Interest and other income of Consolidated Funds	—	137.1	—	137.1
Total revenues	343.6	137.1	(18.6)	462.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	270.6	—	—	270.6
Equity-based compensation	68.0	—	—	68.0
Performance allocations and incentive fee related compensation	(92.2)	—	—	(92.2)
Total compensation and benefits	246.4	—	—	246.4
General, administrative and other expenses	167.6	—	0.9	168.5
Interest	30.7	—	—	30.7
Interest and other expenses of Consolidated Funds	—	116.3	(14.2)	102.1
Total expenses	444.7	116.3	(13.3)	547.7
Other income
Net investment income of Consolidated Funds	—	15.6	—	15.6
Income (loss) before provision for income taxes	(101.1)	36.4	(5.3)	(70.0)
Benefit for income taxes	(7.3)	—	—	(7.3)
Net income (loss)	(93.8)	36.4	(5.3)	(62.7)
Net income attributable to non-controlling interests in consolidated entities	4.6	—	31.1	35.7
Net income (loss) attributable to The Carlyle Group Inc.	$(98.4)	$36.4	$(36.4)	$(98.4)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,023.5	$—	$(14.9)	$1,008.6
Incentive fees	40.8	—	—	40.8
Investment income (loss)
Performance allocations	(83.1)	—	(2.9)	(86.0)
Principal investment income (loss)	14.1	—	(9.6)	4.5
Total investment income (loss)	(69.0)	—	(12.5)	(81.5)
Interest and other income	100.2	—	(6.0)	94.2
Interest and other income of Consolidated Funds	—	259.0	—	259.0
Total revenues	1,095.5	259.0	(33.4)	1,321.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	530.8	—	—	530.8
Equity-based compensation	122.4	—	—	122.4
Performance allocations and incentive fee related compensation	13.5	—	—	13.5
Total compensation and benefits	666.7	—	—	666.7
General, administrative and other expenses	327.0	—	0.7	327.7
Interest	60.4	—	—	60.4
Interest and other expenses of Consolidated Funds	—	213.5	(17.7)	195.8
Other non-operating expenses	0.1	—	—	0.1
Total expenses	1,054.2	213.5	(17.0)	1,250.7
Other income
Net investment income of Consolidated Funds	—	19.2	—	19.2
Income before provision for income taxes	41.3	64.7	(16.4)	89.6
Provision for income taxes	27.0	—	—	27.0
Net income	14.3	64.7	(16.4)	62.6
Net income attributable to non-controlling interests in consolidated entities	12.0	—	48.3	60.3
Net income attributable to The Carlyle Group Inc.	$2.3	$64.7	$(64.7)	$2.3

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$553.0	$—	$(6.5)	$546.5
Incentive fees	13.5	—	—	13.5
Investment income
Performance allocations	342.7	—	(4.8)	337.9
Principal investment income	34.0	—	22.7	56.7
Total investment income	376.7	—	17.9	394.6
Interest and other income	36.9	—	(5.7)	31.2
Interest and other income of Consolidated Funds	—	63.2	—	63.2
Total revenues	980.1	63.2	5.7	1,049.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	274.0	—	—	274.0
Equity-based compensation	45.4	—	—	45.4
Performance allocations and incentive fee related compensation	207.0	—	—	207.0
Total compensation and benefits	526.4	—	—	526.4
General, administrative and other expenses	131.5	—	0.2	131.7
Interest	26.9	—	—	26.9
Interest and other expenses of Consolidated Funds	—	51.1	(10.5)	40.6
Other non-operating expenses	0.2	—	—	0.2
Total expenses	685.0	51.1	(10.3)	725.8
Other income (loss)
Net investment loss of Consolidated Funds	—	(23.5)	—	(23.5)
Income (loss) before provision for income taxes	295.1	(11.4)	16.0	299.7
Provision for income taxes	50.8	—	—	50.8
Net income (loss)	244.3	(11.4)	16.0	248.9
Net income (loss) attributable to non-controlling interests in consolidated entities	(1.1)	—	4.6	3.5
Net income (loss) attributable to The Carlyle Group Inc.	$245.4	$(11.4)	$11.4	$245.4

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,009.9	$—	$(12.9)	$997.0
Incentive fees	27.5	—	—	27.5
Investment income
Performance allocations	1,052.9	—	(4.8)	1,048.1
Principal investment income	336.3	—	40.0	376.3
Total investment income	1,389.2	—	35.2	1,424.4
Interest and other income	70.2	—	(13.2)	57.0
Interest and other income of Consolidated Funds	—	124.9	—	124.9
Total revenues	2,496.8	124.9	9.1	2,630.8
Expenses
Compensation and benefits
Cash-based compensation and benefits	528.3	—	—	528.3
Equity-based compensation	85.1	—	—	85.1
Performance allocations and incentive fee related compensation	577.7	—	—	577.7
Total compensation and benefits	1,191.1	—	—	1,191.1
General, administrative and other expenses	237.8	—	0.2	238.0
Interest	54.7	—	—	54.7
Interest and other expenses of Consolidated Funds	—	104.0	(20.6)	83.4
Other non-operating expenses	0.5	—	—	0.5
Total expenses	1,484.1	104.0	(20.4)	1,567.7
Other income (loss)
Net investment loss of Consolidated Funds	—	(20.7)	—	(20.7)
Income before provision for income taxes	1,012.7	0.2	29.5	1,042.4
Provision for income taxes	198.7	—	—	198.7
Net income	814.0	0.2	29.5	843.7
Net income (loss) attributable to non-controlling interests in consolidated entities	(3.0)	—	29.7	26.7
Net income attributable to The Carlyle Group Inc.	$817.0	$0.2	$(0.2)	$817.0

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Cash flows from operating activities
Net income	$14.3	$814.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	88.1	59.9
Equity-based compensation	122.4	85.1
Non-cash performance allocations and incentive fees	295.7	(94.6)
Non-cash principal investment income	(0.2)	(318.4)
Other non-cash amounts	19.9	(11.9)
Purchases of investments	(144.3)	(470.3)
Proceeds from the sale of investments	141.6	298.2
Payments of contingent consideration	(68.6)	(5.7)
Change in deferred taxes, net	(91.6)	55.9
Change in due from affiliates and other receivables	(4.4)	(64.8)
Change in deposits and other	(49.0)	(7.1)
Change in accounts payable, accrued expenses and other liabilities	(39.7)	(67.2)
Change in accrued compensation and benefits	(201.6)	(372.1)
Change in due to affiliates	(8.4)	2.8
Change in lease right-of-use asset and lease liability	(5.0)	(4.6)
Change in deferred revenue	5.0	(12.9)
Net cash provided by (used in) operating activities	74.2	(113.7)
Cash flows from investing activities
Purchases of corporate treasury investments	(145.2)	—
Proceeds from corporate treasury investments	122.4	—
Purchases of fixed assets, net	(32.5)	(17.4)
Purchase of CBAM intangibles and investments, net	—	(618.4)
Net cash used in investing activities	(55.3)	(635.8)
Cash flows from financing activities
Payments on CLO borrowings	(4.5)	(9.0)
Proceeds from CLO borrowings, net of financing costs	—	41.1
Dividends to common stockholders	(245.1)	(207.1)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	5.2	4.4
Distributions to non-controlling interest holders	(25.8)	(36.6)
Common shares issued for performance allocations	—	36.5
Common shares repurchased	(160.8)	(105.3)
Change in due to/from affiliates financing activities	(13.2)	(27.8)
Net cash used in financing activities	(513.0)	(372.6)
Effect of foreign exchange rate changes	8.3	(43.2)
Decrease in cash, cash equivalents and restricted cash	(485.8)	(1,165.3)
Cash, cash equivalents and restricted cash, beginning of period	1,361.5	2,475.1
Cash, cash equivalents and restricted cash, end of period	$875.7	$1,309.8

Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM	$—	$194.5

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$870.3	$1,308.9
Restricted cash	5.4	0.9
Total cash, cash equivalents and restricted cash, end of period	$875.7	$1,309.8

Cash and cash equivalents held at Consolidated Funds	$536.4	$230.7

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
Overview
We are one of the world’s largest global investment firms that deploys private capital across its business and we conduct our operations through three reportable segments: Global Private Equity, Global Credit, and Global Investment Solutions.

•Global Private Equity — Our Global Private Equity segment advises our buyout, middle market and growth capital funds, our U.S. and internationally focused real estate funds, and our infrastructure and natural resources funds. The segment also includes the NGP Carry Funds advised by NGP. As of June 30, 2023, our Global Private Equity segment had $163 billion in AUM and $107 billion in Fee-earning AUM.

•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, aircraft financing and servicing, infrastructure debt, insurance solutions and global capital markets. As of June 30, 2023, our Global Credit segment had $152 billion in AUM and $126 billion in Fee-earning AUM.

•Global Investment Solutions — Our Global Investment Solutions segment advises global private equity programs and related co-investment and secondary activities. As of June 30, 2023, our Global Investment Solutions segment had $70 billion in AUM and $38 billion in Fee-earning AUM.
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

Our Global Investment Offerings
The following table provides a breakout of the product offerings and related acronyms included in our total assets under management of $385 billion as of June 30, 2023 for each of our three global business segments (in billions):

Global Private Equity[1]	$162.8	Global Credit	$151.5
Corporate Private Equity	$105.7	Insurance [5]	$54.7
U.S. Buyout (CP)	52.3	Liquid Credit	$51.1
Asia Buyout (CAP)	12.5	U.S. CLOs	37.6
Europe Buyout (CEP)	11.6	Europe CLOs	11.7
Carlyle Global Partners (CGP)	6.7	Revolving Credit	1.7
Europe Technology (CETP)	6.3	Private Credit	$24.0
U.S. Growth (CP Growth / CEOF)	3.5	Opportunistic Credit (CCOF / CSP)	14.5
Japan Buyout (CJP)	3.2	Direct Lending [6]	9.5
Life Sciences (ABV / ACCD)	1.5	Real Assets Credit	$14.7
Asia Growth (CAP Growth / CAGP)	1.3	Aviation (SASOF / CALF)	11.2
Other [2]	6.8	Infrastructure (CICF)	2.7
Real Estate	$30.0	Other [7]	0.8
U.S. Real Estate (CRP)	19.0	Platform Initiatives and Other Products	$7.0
Core Plus Real Estate (CPI)	7.9	Carlyle Tactical Private Credit (CTAC)	2.4
International Real Estate (CER)	3.2	Other Platform Initiatives and Products	4.6
Infrastructure & Natural Resources	$27.0	Global Investment Solutions	$70.4
NGP Energy [3]	13.0	Secondaries and Portfolio Finance (ASF / ASPF)	$24.7
International Energy (CIEP)	7.0	Co-Investments (ACF)	$19.4
Infrastructure & Renewable Energy [4]	7.0	Primary Investments & Other [8]	$26.3

Note: All amounts shown represent total assets under management as of June 30, 2023, and totals may not sum due to rounding. In addition, certain carry funds included herein may not be included in fund performance if they have not made an initial capital call or commenced investment activity.
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
(7)Includes our Energy Credit (CEMOF) and Real Estate Credit (CNLI) funds.
(8)Includes Mezzanine funds and Carlyle AlpInvest Private Markets Fund (CAPM).

Trends Affecting our Business
The second quarter of 2023 was characterized by slow but stable growth on average across developed market economies, stronger momentum in Japan even as other parts of Asia (India, Korea) saw a deceleration in economic activity into June, and healthy domestic services consumption in China even as weakness manifested elsewhere. U.S. GDP grew at a 2.4% annualized rate in the second quarter, driven by services (“experiences”) consumption—which was up 2.1% over Q1—and business spending, particularly on technology-centric investment. Residential investment appears to have bottomed out in the first quarter of 2023, with rising strength largely concentrated in the multifamily space, and nonresidential construction spending ex-office has continued to boom. After peaking at 9.1% in June 2022, consumer prices rose 3.0% in June 2023 from a year earlier; core prices, which exclude food and energy, have been stickier, rising 4.8% in June. At the start of the quarter, with worries about growth and the regional banking crisis, markets expected the federal funds rate to peak at just 5% and anticipated a rapid pivot to rate cuts before the end of 2023. A resilient labor market, steady economic growth, and strong messaging from the Federal Reserve, however, have tempered those expectations. Markets now anticipate the Federal Reserve to maintain a peak policy rate in the 5.25% to 5.5% range through the rest of the year.
In China, after a very strong first quarter of 2023, official data indicate the economy grew more slowly than expected in the second quarter, at a 3.2% annualized rate over Q1. This was driven largely by weakness in fixed asset investment, with negative implications for the potential of any positive spillovers on global energy and raw materials prices and manufacturing orders typically associated with a strong Chinese economy. Both our proprietary portfolio company data and official data through June 2023 highlight, instead, the strength in services consumption, with retail sales volumes across our network up 20%, on average, relative to Q1 2023 levels and economy-wide catering and accommodation spending up 15.5% in the first half of 2023 relative to the same period in 2022. In Japan, while overall GDP remains below pre-pandemic peaks in real terms, the outlook has continued to improve; our proprietary portfolio company data suggest that Japanese industrial orders rose between a 5.5% and 6% annualized rate in Q2 2023 after contracting for much of the first quarter. Portfolio data suggest weaker growth in Korea and India, however. Broad measures of economic activity indicate Korea GDP was flat or slightly down in the second quarter relative to the first, and that trend growth in India has slowed to about 5% from a 7% implied rate in Q1 2023.
Europe’s GDP growth in 2022 surprised to the upside with 3.5% growth for the year. Since then, our proprietary portfolio data suggest that Europe’s economy has been relatively stable in the first half of 2023, with roughly flat growth rather than the steep decline that had initially seemed likely when assessing the outlook six to nine months ago. Price cap schemes, generous fiscal subsidies, and a mild winter have successfully “localized” the shock to energy consumption and energy-intensive industrial processes, which remain depressed and are still down nearly 25% from pre-pandemic levels. This has translated into relative underperformance for Germany; additionally, the boost to German export orders from Chinese reopening demand observed in the first quarter appears to have petered out. Going forward, the industrial sector remains most vulnerable to the ongoing energy crisis and could retrench further if prices rise rapidly again. Beyond energy, certain economies with very high household debt levels, such as the United Kingdom and Sweden, also face rising risks as mortgage rates reset and depress disposable income.
Revenues for S&P 500 constituents are estimated to be flat in the second quarter of 2023, a significant turnaround in topline growth from the double-digit growth performance of 2022. Estimates of S&P 500 constituents’ earnings growth currently stand at -7% for the second quarter, which would mark the worst quarterly decline since Q2 2020. This is driven by declines in materials, health care, energy, utilities, and information technology. Consumer discretionary is expected to outperform as services and experiences spending continues to rise. The estimated blended net profit margin is 11.3% for Q2 2023, down from 12.2% a year ago, as earnings decline faster than revenues.
U.S. equity markets continued to perform well in the second quarter of 2023 buoyed by an AI-driven rebound in tech stocks. The Dow Jones, S&P 500, and Nasdaq 100 rose 3.4%, 8.3%, and 15.2%, respectively, from March 31, 2023 to June 30, 2023. In the United States, the top seven stocks (Apple, Microsoft, NVIDIA, Alphabet, Amazon, Tesla, and Meta) made up nearly 70% of the S&P 500’s quarterly gain, although the rally was broader across the tech sector than in the first quarter of the year. Globally, equity market performance was more subdued than in the first quarter: the MSCI ACWI, EuroStoxx 600 and Shanghai Composite returned 5.6%, 0.9%, and -2.2%, respectively, over the same period. In Europe, lower performance was driven primarily by UK equities against a challenging economic backdrop there; the FTSE 100 fell 1.3% during the quarter. Other European markets continued to perform well, led by Italy—the FTSE MIB index was up 4.1% in the second quarter of 2023.
Our carry fund portfolio appreciated a modest 2% during the second quarter of 2023. Within our Global Private Equity segment in the second quarter, our corporate private equity funds appreciated 1%, our infrastructure and natural resources funds appreciated 3%, and our real estate funds appreciated 1%. In our Global Credit segment, our carry funds (which represent approximately 12% of the total Global Credit remaining fair value as of June 30, 2023) appreciated 2% in the second quarter. Carry funds in our Global Investment Solutions segment appreciated 2% in the second quarter. While our overall carry fund portfolio appreciated during the three months ended June 30, 2023, we recorded a reversal of previously recognized performance allocations of $(246.8) million in the period, primarily driven by reversals in CP VII, in which appreciation in the portfolio was outpaced by the preferred return hurdle, and CAP V, reflecting depreciation in that portfolio. Rising interest rates and continued margin contraction have in some cases negatively impacted the performance and valuation of certain of our portfolio investments and companies, and may begin to do so elsewhere in the portfolio.
Obtaining financing in both the high yield bond market and the leveraged loan market, while available, has become increasingly expensive due to both the rise in base rates (SOFR rose 500 bps from the beginning of 2022 through the end of the June 2023) and somewhat wider spreads (B-rated option-adjusted spreads rose 80 bps from January 2022 through June 2023). Leveraged loans, which are floating rate and thus typically more appealing to investors when interest rates are rising, have sold off to a lesser extent since the market shift at the end of 2021, but financing and transaction volumes slowed substantially as market participants are being cautious and selective when deploying capital. Entry multiples and prices have not adjusted downwards in proportion to the sharp rise in financing costs; consequently, all of the market adjustment to date has instead been borne by a decline in deal volumes. U.S. LBO deal counts were 82% lower in Q2 2023 than in the peak reached in Q3 2021. Refinancing in the leveraged loan market, on the other hand, was notable in the first half of 2023, as the late Q1 and early Q2 shift in market expectation towards Federal Reserve rate cuts created an opening for borrowers with near-term maturities—expected 2024 and 2025 debt maturities fell by more than 50% and 25%, respectively. As traditional credit remains scarce and companies reevaluate their capital structures particularly in light of impending debt maturities, we expect there will be strong deployment opportunities in our Global Credit segment, particularly in our opportunistic credit strategy.
We issued $0.9 billion CLOs in the second quarter, a pace that reflects sluggish volume in new broadly syndicated loan issuances, a market trend that we expect will continue through the remainder of the year. Our global CLO portfolio continues to experience a default rate less than the industry average, and we are actively managing our credit positions to maintain balanced risk-adjusted credit quality. However, while default rates have remained low, we have seen, and expect to continue to see, default rates increase in 2023 as inflation, higher financing costs and the threat of global recession continue to pressure borrower debt-service capacity. Additionally, nearly 40% of our CLO portfolio is scheduled to exit the reinvestment period by the end of 2023. We generally seek to reset our CLOs which renews the reinvestment period; however, in the absence of a reset, the CLO will begin to use cash flows to repay the outstanding debt tranches, which would reduce our AUM and Fee-earning AUM over time as the underlying collateral runs off.
Gross originations in our direct lending strategy totaled $0.4 billion in the second quarter, a slower pace than the record levels of originations in 2022, reflecting the slowdown in sponsor M&A activity. However, current year originations have been at yields higher than our historical average and at higher credit quality. In addition to gross originations, $1.1 billion in existing positions, or 11% of our direct lending portfolio, had improved covenants and documentation or benefited from additional sponsor equity during the second quarter, with the effect of de-risking our portfolio and, in nearly half of the volume, increasing the spread or earning an amendment fee. Dividend yields on our business development companies as of June 30, 2023 were approximately 10%, and approximately 11% for our Interval Fund.
Global M&A volumes totaled $734 billion in Q2 2023, a 37% decline from the same period a year ago. Global IPO activity remained sluggish as well in the first half of 2023, with total proceeds of just under $70 billion, an 82% decline from the same period in 2021. As capital markets activity remains sluggish, we may experience a corresponding reduction in the capital markets fees we earn in connection with activities related to the underwriting, issuance and placement of debt and equity securities. Consistent with the trends in the broader markets, our announced new investment and realization activity in our carry funds has been slower in 2023. We generated $5.3 billion in realized proceeds from our carry funds and we invested $4.8 billion in new or follow-on transactions in our carry funds during the second quarter of 2023, reflecting the sharp slowdown in market activity in connection with higher interest rates and uncertainty in the economic outlook. We expect this trend to continue in the near-term for both deployments and realizations. Larger transactions will likely continue to be more challenging in this environment; however, we expect to continue to see a pipeline of smaller transactions, including add-on acquisitions, that require less debt at closing. As a result, we expect that transaction fee revenue, realized performance fee revenue and realized investment income will be lower for the year than in 2022.
We raised $7.1 billion in new capital in the second quarter. We anticipate the fundraising landscape will continue to be increasingly competitive as limited partners are closely managing their portfolio allocation targets in light of market volatility and their liquidity requirements. As a result, while we believe that we will attract a significant amount of capital for our next vintage buyout funds, we now expect to see a decline in buyout fund sizes across most geographies. This slowdown in fundraising may delay or reduce catch-up management fees that would be charged to fund investors in subsequent closings and smaller fund sizes could result in lower management fees in the future. We expect that our Fee Related Earnings will remain below our 2022 results and currently expect Fee Related Earnings for the second half of 2023 will approximate the first half of the year, with a relatively stronger fourth quarter.
The SEC has recently put forth several rule proposals, and we are evaluating the potential impacts to our business and operations and those of our portfolio companies. These proposals include, among others: (i) new rules and amendments under the Investment Advisers Act of 1940 that expand compliance obligations and prohibit certain activities for private fund advisors, and (ii) extensive climate change disclosure regulations. In addition, in July 2023, the SEC adopted final public company cybersecurity disclosure rules requiring issuers to provide current disclosure on Form 8-K of material cybersecurity incidents and periodic disclosures on Form 10-K of cybersecurity risk management, strategy, and governance. We are also closely evaluating potential impacts to our business of financial, regulatory and other proposals put forth by the current Administration and Congress, as well as the Inflation Reduction Act of 2022. The potential for policy changes may create regulatory uncertainty for our investment strategies and our portfolio companies and could adversely affect our profitability and the profitability of our portfolio companies.

Recent Transactions
Dividends
In August 2023, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share to common stockholders of record at the close of business on August 15, 2023, payable on August 23, 2023.
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
Fund Management Fees. Fund management fees include management fees and transaction and portfolio advisory fees. We earn management fees for advisory services we provide to funds in which we hold a general partner interest or to funds or certain portfolio companies with which we have an investment advisory or investment management agreement. Management fees also include catch-up management fees, which are episodic in nature and represent management fees charged to fund investors in subsequent closings of a fund which apply to the time period between the fee initiation date and the subsequent closing date. We also earn management fees on our CLOs and other structured products. Collectively, our carry funds and our CLOs and certain other products comprise 77% of our Fee-earning AUM as of June 30, 2023 and approximately 92% of our fund management fees during the three months then ended. The balance of our Fee-earning AUM and fund management fees are attributable to our Perpetual Capital products, which have an indefinite term and for which there is no immediate requirement to return capital to investors as investments are realized.
Management fees attributable to Carlyle Partners VIII, L.P. (“CP VIII”), our eighth U.S. buyout fund, were approximately 11% of fund management fees recognized during both the three and six months ended June 30, 2023. Management fees attributable to CP VIII were approximately 12% and 10% of fund management fees recognized during the three and six months ended June 30, 2022, respectively. Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund, were approximately 10% of fund management fees recognized during the three and six months ended June 30, 2022. No other fund generated over 10% of fund management fees in the periods presented.
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
In addition to the performance allocations from our Global Private Equity funds and closed-end carry funds in the Global Credit segment, and the NGP Carry Funds as discussed below, we are also entitled to receive performance allocations from our Global Investment Solutions and Carlyle Aviation funds. We also retained our interest in the net accrued performance allocations of existing funds at the time of the sale of MRE. The timing of performance allocations realizations for these funds is typically later than in our other carry funds based on the terms of such arrangements. Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest in respect of the historical investments and commitments to our fund vehicles that existed as of July 1, 2011 (including any options to increase any such commitments exercised after such date). We are entitled to 15% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020, except in certain instances, and 40% of the carried interest in respect of all other commitments (including all future commitments from third parties). In certain instances, carried interest associated with the AlpInvest fund vehicles is subject to entity level income taxes in the Netherlands.
The following table summarizes performance allocation accruals and reversals of previously recognized performance allocations during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Performance allocation accruals	$335.6	$733.2	$571.1	$1,517.2
Reversal of previously recognized performance allocations	(582.4)	(395.3)	(657.1)	(469.1)
Total performance allocations	$(246.8)	$337.9	$(86.0)	$1,048.1
Our performance allocations are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. The table below presents funds which generated performance allocations in excess of 10% of total performance allocation accruals and funds which had reversals of performance allocations in excess of 10% of the total reversal of performance allocations during the three and six months ended June 30, 2023 and 2022. No other fund generated over 10% of performance allocation accruals or reversals in the periods presented.

Three Months Ended June 30,				Six Months Ended June 30,
2023		2022		2023		2022
(Dollars in millions)				(Dollars in millions)
CP VII	$(379.6)	CETP IV	$122.1	CP VII	$(361.0)	CRP VIII	$193.2
CAP V	(111.2)	CPP II	99.0	CAP V	(142.8)	CP VI	(380.5)
		CP VI	(355.0)	CP VI	(63.5)
				CEOF II	59.8

For an explanation of the fund acronyms used in these tables and throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, refer to “—Our Global Investment Offerings.”

The reversal of $379.6 million and $361.0 million in previously recognized performance allocations in CP VII during the three and six months ended June 30, 2023, respectively, was primarily driven by appreciation being outpaced by preferred return in the second quarter. The reversal in previously recognized performance allocations of $111.2 million and $142.8 million in CAP V during the three and six months ended June 30, 2023, respectively, reflected depreciation in the portfolio. The reversal of $355.0 million and $380.5 million in previously recognized performance allocations in CP VI during the three and six months ended June 30, 2022, respectively, was primarily driven by depreciation in its publicly traded investments.
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. This amount is know as the “giveback obligation.” In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations.
As of June 30, 2023, accrued performance allocations and accrued giveback obligations were $6.5 billion and $40.9 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at June 30, 2023 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. As of June 30, 2023, $18.9 million of the accrued giveback obligation was the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company was $22.0 million. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee related compensation, (iii) performance allocations and incentive fee related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests. Net accrued performance revenues excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods, as well as net accrued performance revenues which are presented as fee related performance revenues when realized in our non-GAAP financial measures. Net accrued performance revenues as of June 30, 2023 were $3.7 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at June 30, 2023, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $1.6 billion on an after-tax basis where applicable, of which approximately $0.7 billion would be the responsibility of current and former senior Carlyle professionals. See the related discussion of “Contingent Obligations (Giveback)” within Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

	Inception through June 30, 2023
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
Investment income also represents the realized and unrealized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, and our strategic investments in NGP as described below, as well as any interest and other income. Realized principal investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. A realized principal investment loss is also recorded when an investment is deemed to be worthless. Unrealized principal investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of previously recognized unrealized gains (losses) at the time an investment is realized.
We account for our strategic investments in NGP under the equity method of accounting. Our investments in NGP include the equity interests in NGP Management Company, L.L.C. (“NGP Management”) and the general partners of certain carry funds advised by NGP. These interests entitle us to an allocation of income equal to 55.0% of the management fee related revenues of NGP Management, which serves as the investment advisor to certain NGP funds as well as 47.5% of the performance allocations received by the NGP Carry Funds. We record investment income (loss) for our equity income allocation from NGP management fee related revenues and also record our share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. We also record our equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in our consolidated statements of operations. We recognized $34.8 million and $36.5 million of net investment earnings related to NGP performance allocations for the three and six months ended June 30, 2023, respectively, compared to $200.2 million and $450.6 million for the three and six months ended June 30, 2022, respectively, which reflected the impact of strong commodity prices in 2022 on NGP XI and NGP XII. We do not control or manage NGP. Moreover, we do not operate NGP’s business, have representation on NGP’s board or serve as an investment advisor to any investment fund sponsored by NGP, nor do we direct the operations of any of NGP portfolio companies. While we have consent rights over certain major actions by NGP outside of the ordinary course of NGP’s business (including, for example, consent rights over items such as amendments to the organizational documents of the entity in which we are invested, changes to the management fee streams earned by NGP under its fund agreements, or the incurrence of certain debt by NGP and other similar items), we have no voting rights or consent rights on any NGP investment committee that selects investments to be made by NGP funds. For further information regarding our strategic investments in NGP, refer to Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of June 30, 2023:

	As of June 30, 2023
	Global Private Equity	Global Credit	Global Investment Solutions	Total
Consolidated Results	(Dollars in millions)
Level I	$5,149	$1,003	$1,088	$7,240
Level II	1,295	36,442	134	37,871
Level III	116,972	103,772	46,868	267,612
Fair Value of Investments	123,416	141,217	48,090	312,723
Available Capital	39,386	10,322	22,360	72,068
Total AUM	$162,802	$151,539	$70,450	$384,791
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
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of generally one to four years, which under U.S. GAAP will result in compensation charges over current and future periods. During the years ended December 31, 2021 and 2022 and year-to-date 2023, we granted 11.2 million, 4.2 million and 17.0 million restricted stock units, respectively. In contrast, during the years ended December 31, 2019 and 2020, we granted a total of 6.2 million and 3.5 million restricted stock units, respectively. Grants in 2021 included approximately 7.1 million in long-term strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years, with a larger proportion of the awards vesting based on the 2024 performance year. Grants in 2023 included 10.1 million restricted stock units under the Equity Incentive Plan, as well as an aggregate 6.9 million performance- and time-based inducement equity awards in connection with the appointment of our new Chief Executive Officer. As a result of the larger number of grants in 2023 and the strategic awards granted in 2021, combined with a higher share price than in periods prior to 2021, equity-based compensation expense is higher, and will continue to be higher in the coming years, than it has been. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings. As of June 30, 2023, the total number of the Company’s common shares available for grant under the Equity Incentive Plan was 27,481,128.
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
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of June 30, 2023, our U.S. federal income tax returns for the years 2019 through 2021 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2017 to 2021. Foreign tax returns are generally subject to audit from 2011 to 2022. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.
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
Fee Related Earnings. Fee Related Earnings, or “FRE,” is a component of DE and is used to assess the ability of the business to cover base compensation and operating expenses from total fee revenues. FRE differs from income (loss) before provision for income taxes computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of DE and also adjusts DE to exclude net realized performance revenues, realized principal investment income from investments in Carlyle funds, net interest (interest income less interest expense), and certain general, administrative and other expenses when the timing of any future payment is uncertain. Fee Related Earnings includes fee related performance revenues and related compensation expense, which is generally approximately 45% of fee related performance revenues. Fee related performance revenues represent the realized portion of performance revenues that are measured and received on a recurring basis, are not dependent on realization events, and which have no risk of giveback.
Operating Metrics
We monitor certain operating metrics that are common to the asset management industry.
    Fee-earning Assets under Management. Fee-earning assets under management, or “Fee-earning AUM,” refers to the assets we manage or advise from which we derive recurring fund management fees. Our Fee-earning AUM is generally based on one of the following, once fees have been activated:
(a)the amount of limited partner capital commitments, generally for carry funds where the original investment period has not expired and for AlpInvest carry funds during the commitment fee period (see “Fee-earning AUM based on capital commitments” in the table below for the amount of this component at each period);
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
The table below details Fee-earning AUM by its respective components at each period.

	As of June 30,
	2023	2022
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments	$78,941	$77,362
Fee-earning AUM based on invested capital	60,823	57,882
Fee-earning AUM based on collateral balances, at par	50,109	43,796
Fee-earning AUM based on net asset value	12,436	11,338
Fee-earning AUM based on fair value and other	69,090	69,177
Balance, End of Period(1)	$271,399	$259,555
(1)    Ending balances as of June 30, 2023 and 2022 exclude $15.3 billion and $13.0 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$271,358	$211,060	$266,577	$193,419
Inflows(1)	5,204	58,891	9,067	81,033
Outflows (including realizations)(2)	(4,289)	(8,213)	(7,142)	(11,509)
Market Activity & Other(3)	(814)	845	2,286	1,133
Foreign Exchange(4)	(60)	(3,028)	611	(4,521)
Balance, End of Period	$271,399	$259,555	$271,399	$259,555
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
    Assets under Management. Assets under management, or “AUM,” refers to the assets we manage or advise. Our AUM generally equals the sum of the following:
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
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$381,247	$372,691
Inflows(1)	7,178	14,121
Outflows (including realizations)(2)	(5,583)	(11,594)
Market Activity & Other(3)	1,921	8,364
Foreign Exchange(4)	28	1,209
Balance, End of Period	$384,791	$384,791
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
Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) our Interval Fund and (e) our retail-oriented product Carlyle AlpInvest Private Markets Fund (“CAPM”). As of June 30, 2023, our total AUM and Fee-earning AUM included $64.7 billion and $61.4 billion, respectively, of Perpetual Capital.
Portfolio Appreciation (Depreciation). Carried interest revenue is recognized by Carlyle upon appreciation of the valuation of our funds’ investments above certain return hurdles as set forth in each respective partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. The following table summarizes the portfolio appreciation (depreciation) in our carry funds by segment for the periods presented:

	Carry Fund Appreciation/(Depreciation)(1)
	Quarter-to-Date		Year-to-Date
	Q2 2022	Q2 2023	Q2 2022	Q2 2023
Overall Carry Fund Appreciation/(Depreciation)	3%	2%	9%	4%
Global Private Equity:
Corporate Private Equity	—%	1%	3%	2%
Real Estate	4%	1%	15%	1%
Infrastructure & Natural Resources	13%	3%	35%	3%
Global Credit Carry Funds	2%	2%	1%	5%
Global Investment Solutions Carry Funds	5%	2%	9%	7%
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
While there is no perfectly comparable market index benchmark for the overall portfolio or any of its segments or strategies, we would note that S&P 500 and MSCI ACWI appreciation (depreciation) for the three months ended June 30, 2023 were 8.3% and 5.6%, respectively, while the FTSE NAREIT Composite appreciation (depreciation) was 0.4%, the S&P Oil and Gas Exploration and Production Index was 1.9%, and the S&P Leveraged Loan Index appreciation (depreciation) was 0.9%. Notably, the top seven stocks (Apple, Microsoft, NVIDIA, Alphabet, Amazon, Tesla and Meta) accounted for nearly 70% of the S&P 500’s quarterly gain during the second quarter of 2023. For the six months ended June 30, 2023, S&P 500 and MSCI ACWI appreciation (depreciation) were 15.9% and 12.8%, respectively, while the FTSE NAREIT Composite appreciation (depreciation) was 0.8%, the S&P Oil and Gas Exploration and Production Index was (10.4)%, and the S&P Leveraged Loan Index appreciation (depreciation) was 1.7%.
Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. As of June 30, 2023, our Consolidated Funds represent approximately 2% of our AUM; 1% of our management fees for both the three and six months ended June 30, 2023; and 3% and 15% of our total investment income or loss for the three and six months ended June 30, 2023.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise. As of June 30, 2023, our consolidated CLOs held approximately $7.0 billion of total assets and comprised substantially all of the assets and loans payable of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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
Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment income (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Revenues
Fund management fees	$507.8	$546.5	$1,008.6	$997.0
Incentive fees	21.0	13.5	40.8	27.5
Investment income (loss)
Performance allocations	(246.8)	337.9	(86.0)	1,048.1
Principal investment income (loss)	(7.2)	56.7	4.5	376.3
Total investment income (loss)	(254.0)	394.6	(81.5)	1,424.4
Interest and other income	50.2	31.2	94.2	57.0
Interest and other income of Consolidated Funds	137.1	63.2	259.0	124.9
Total revenues	462.1	1,049.0	1,321.1	2,630.8
Expenses
Compensation and benefits
Cash-based compensation and benefits	270.6	274.0	530.8	528.3
Equity-based compensation	68.0	45.4	122.4	85.1
Performance allocations and incentive fee related compensation	(92.2)	207.0	13.5	577.7
Total compensation and benefits	246.4	526.4	666.7	1,191.1
General, administrative and other expenses	168.5	131.7	327.7	238.0
Interest	30.7	26.9	60.4	54.7
Interest and other expenses of Consolidated Funds	102.1	40.6	195.8	83.4
Other non-operating expenses	—	0.2	0.1	0.5
Total expenses	547.7	725.8	1,250.7	1,567.7
Other income (loss)
Net investment income (losses) of Consolidated Funds	15.6	(23.5)	19.2	(20.7)
Income (loss) before provision for income taxes	(70.0)	299.7	89.6	1,042.4
Provision (benefit) for income taxes	(7.3)	50.8	27.0	198.7
Net income (loss)	(62.7)	248.9	62.6	843.7
Net income attributable to non-controlling interests in consolidated entities	35.7	3.5	60.3	26.7
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$(98.4)	$245.4	$2.3	$817.0

Revenues
Total revenues decreased $586.9 million, or 55.9%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and decreased $1,309.7 million, or 49.8%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The following table provides the components of the changes in total revenues for the three and six months ended June 30, 2023:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 v. 2022
	(Dollars in millions)
Total Revenues, June 30, 2022	$1,049.0	$2,630.8
Increases (Decreases):
(Decrease) increase in fund management fees	(38.7)	11.6
Increase in incentive fees	7.5	13.3
Decrease in investment income, including performance allocations	(648.6)	(1,505.9)
Increase in interest and other income	19.0	37.2
Increase in interest and other income of Consolidated Funds	73.9	134.1
Total decrease	(586.9)	(1,309.7)
Total Revenues, June 30, 2023	$462.1	$1,321.1
Fund Management Fees. Fund management fees decreased $38.7 million, or 7.1%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and increased $11.6 million, or 1.2%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 v. 2022
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$21.2	$45.8
Lower management fees resulting from the change in basis from commitments to invested capital for certain funds, and from net investment activity in funds whose management fees are based on invested capital, including the impact of changes in rate and/or base under the strategic advisory services agreement with Fortitude	(21.2)	(28.0)
(Decrease) increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	(11.5)	3.6
Higher management fees due to CBAM and Abingworth acquisitions	6.0	25.4
Lower transaction and portfolio advisory fees	(26.7)	(27.9)
All other changes	(6.5)	(7.3)
Total (decrease) increase in Fund management fees(1)	$(38.7)	$11.6
(1)    Total (decrease) increase in Fund management fees does not include fluctuations in management fees from NGP. We do not control NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP. Therefore, Fund management fees associated with NGP are included in Principal investment income (loss) in our U.S. GAAP results.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $16.5 million and $43.2 million for the three months ended June 30, 2023 and 2022, respectively, and $29.9 million and $57.8 million for the six months ended June 30, 2023 and 2022, respectively. Transaction and portfolio advisory fees for the three and six months ended June 30, 2022 included transaction fees in our insurance and aviation strategies as well as higher capital markets fees than in the comparable periods of 2023. Transaction fees and capital markets fees will vary with activity levels in a given period.

Investment Income (loss). Investment income (loss) decreased $648.6 million to $(254.0) million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and decreased $1,505.9 million to $(81.5) million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The components of investment income are included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Performance allocations, excluding NGP (see below)	$(246.8)	$337.9	$(86.0)	$1,048.1
Investment income from NGP, which includes performance allocations	54.5	230.2	70.8	512.5
Investment income from our carry funds:
Global Private Equity	7.6	12.3	10.2	57.6
Global Credit	5.9	2.4	7.3	3.4
Global Investment Solutions	(1.2)	4.4	8.2	7.3
Investment (loss) income from our CLOs	(1.3)	(23.9)	16.6	(31.2)
Investment loss from Carlyle FRL	(87.3)	(159.6)	(113.6)	(150.5)
Investment income (loss) from our other Global Credit products	11.3	(12.3)	13.3	(27.3)
Investment income (loss) on foreign currency hedges	2.7	(0.6)	3.1	0.6
All other investment (loss) income(1)	0.6	3.8	(11.4)	3.9
Total investment (loss) income	$(254.0)	$394.6	$(81.5)	$1,424.4
(1) All other investment income in the six months ended June 30, 2023 includes an unrealized investment loss of $13.3 million associated with the remeasurement of a corporate investment in equity securities resulting from an observable price change pursuant to ASC 321, Investments–Equity Securities.
The decrease in investment income in the respective periods primarily reflects carry fund appreciation of 2% during the three months ended June 30, 2023 compared to 3% during the three months ended June 30, 2022 and appreciation of 4% during the six months ended June 30, 2023 compared to appreciation of 9% during the six months ended June 30, 2022, resulting in significantly higher performance allocations in 2022 compared to reversals in 2023. The three and six months ended June 30, 2023 included an investment loss of $104.0 million related to our equity method investment in Carlyle FRL, which was recorded as a result of the dilution of our indirect ownership in Fortitude from 13.5% to 10.5% in connection with the final drawdown of the Fortitude capital raise (see Note 4 to the unaudited condensed consolidated financial statements for more information). The three and six months ended June 30, 2022 included an investment loss of $176.9 million related to our equity method investment in Carlyle FRL, which was recorded as a result of the dilution of our indirect ownership in Fortitude from 19.9% to 13.5% in connection with the initial drawdown of the Fortitude capital raise.
We recorded an investment loss from our CLOs during the three months ended June 30, 2023 and investment income during the six months ended June 30, 2023 as compared to investment loss from our CLOs during the three and six months ended June 30, 2022. The fair value of the CLO investments held by the firm (before the effects of consolidation) decreased 1% during the quarter, with our investments in subordinated notes depreciating 6% while senior notes remained flat during the three months ended June 30, 2023. The fair value of the CLO investments held by the firm (before the effects of consolidation) increased 2% year-to-date, with our investments in subordinated notes depreciating 4% and senior notes appreciating 3% year-to-date.

Performance Allocations. Performance allocations decreased $584.7 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and decreased $1,134.1 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Performance allocations by segment on a consolidated U.S. GAAP basis for the three and six months ended June 30, 2023 and 2022 comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Global Private Equity	$(327.6)	$211.3	$(331.4)	$869.2
Global Credit	37.7	3.2	71.1	(30.8)
Global Investment Solutions	43.1	123.4	174.3	209.7
Total performance allocations	$(246.8)	$337.9	$(86.0)	$1,048.1

Total carry fund appreciation(1)	2%	3%	4%	9%
(1) Carry fund appreciation includes appreciation on the NGP Carry Funds. We do not control NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP. Therefore, performance allocations related to these funds of $34.8 million and $36.5 million for the three and six months ended June 30, 2023, respectively, and $200.2 million and $450.6 million for the three and six months ended June 30, 2022, respectively, are included in Principal investment income (loss) in our U.S. GAAP results.
Refer to “—Key Financial Measures” for a listing of the funds which generated performance allocations in excess of 10% of total performance allocation accruals and funds which had reversals of performance allocations in excess of 10% of the total reversal of performance allocations for the periods presented.
The second quarter of 2023 was characterized by slow but stable growth on average across developed market economies, stronger momentum in Japan even as other parts of Asia (India, Korea) saw a deceleration in economic activity into June, and healthy domestic services consumption in China even as weakness manifested elsewhere. Our carry fund portfolio appreciated 2% in the second quarter of 2023, with 1% appreciation in our corporate private equity funds, appreciation of 3% in our infrastructure and natural resources funds, appreciation of 1% in our real estate funds, appreciation of 2% in our Global Credit carry funds (which represent approximately 12% of the total Global Credit remaining fair value as of June 30, 2023), and appreciation of 2% in our Global Investment Solutions funds.
Interest and Other Income. Interest and other income increased $19 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and increased $37.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily as a result of increases in the reimbursement of certain costs incurred on behalf of Carlyle funds and higher yields on cash and interest income on corporate treasury investments.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds increased $73.9 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and increased $134.1 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Substantially all of the increase in interest and other income of Consolidated Funds relates to increased interest income from CLOs. Our CLOs generate interest income primarily from investments in bonds and loans, inclusive of amortization of discounts, and generate other income from consent and amendment fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.

Expenses
Total expenses decreased $178.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and decreased $317.0 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The following table provides the components of the changes in total expenses for the three and six months ended June 30, 2023:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 v. 2022
	(Dollars in millions)
Total Expenses, June 30, 2022	$725.8	$1,567.7
Increases (Decreases):
Decrease in total compensation and benefits	(280.0)	(524.4)
Increase in general, administrative and other expenses	36.8	89.7
Increase in interest	3.8	5.7
Increase in interest and other expenses of Consolidated Funds	61.5	112.4
Decrease in other non-operating expense	(0.2)	(0.4)
Total decrease	(178.1)	(317.0)
Total Expenses, June 30, 2023	$547.7	$1,250.7
Total Compensation and Benefits. Total compensation and benefits decreased $280.0 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and decreased $524.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 v. 2022
	(Dollars in millions)
(Decrease) increase in cash-based compensation and benefits	$(3.4)	$2.5
Increase in equity-based compensation	22.6	37.3
Decrease in performance allocations and incentive fee related compensation	(299.2)	(564.2)
Decrease in total compensation and benefits	$(280.0)	$(524.4)
Cash-based Compensation and Benefits. Cash-based compensation and benefits decreased $3.4 million, or 1.2%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and increased $2.5 million, or 0.5%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 v. 2022
	(Dollars in millions)
Increase in headcount and bonuses	$16.4	$47.7
Decrease in compensation expense associated with contingent earn-out payments(1)	(19.8)	(45.2)
Total (decrease) increase in cash-based compensation and benefits	$(3.4)	$2.5
(1) The December 2018 Carlyle Aviation Partners acquisition included an earn-out of up to $150.0 million and the August 2022 Abingworth acquisition included an earn-out of up to $130.0 million. During the six months ended June 30, 2023, we entered into a termination and settlement agreement with respect to the Carlyle Aviation Partners earn-out, which resulted in a reversal of $0.7 million of previously accrued expense compared with an accrual of $19.8 million and $39.7 million during the three and six months ended June 30, 2022. During the six months ended June 30, 2023, we reversed previously accrued expense of $4.7 million related to the Abingworth earn-out based on revised performance expectations relative to earn-out targets. For additional information, refer to “—Liquidity and Capital Resources—Contingent Cash Payments For Business Acquisitions and Strategic Investments.”
Equity-based Compensation. Equity-based compensation, net of forfeitures, increased $22.6 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and increased $37.3 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. In 2023, we granted a total of 10.1 million restricted stock units to our personnel, including certain senior Carlyle professionals and other key personnel, as well as an aggregate 6.9 million time and performance-based inducement equity awards in connection with the appointment of our new Chief Executive Officer. As a result of these grants, combined with grants of long-term strategic restricted awards in 2021 and a higher share price than in periods prior to 2021, equity-based compensation expense is higher, and we expect that it will be higher in the coming years, than it has been in prior years.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense decreased $299.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and decreased $564.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Performance allocations and incentive fee related compensation expense by segment on a consolidated U.S. GAAP basis for the three and six months ended June 30, 2023 and 2022 comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Global Private Equity	$(146.3)	$114.9	$(148.3)	$434.4
Global Credit	27.4	7.5	51.8	(1.0)
Global Investment Solutions	26.7	84.6	110.0	144.3
Total performance allocations and incentive fee related compensation	$(92.2)	$207.0	$13.5	$577.7
The decrease in Performance allocations and incentive fee related compensation was primarily driven by the decrease in Performance allocations, on which Performance allocations and incentive fee related compensation is based. Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For our largest segment, Global Private Equity, our performance allocations and incentive fee related compensation expense as a percentage of performance allocations and incentive fees is generally around 45%. Performance allocations from our Global Investment Solutions segment pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest.
General, Administrative and Other Expenses. General, administrative and other expenses increased $36.8 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and increased $89.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 v. 2022
	(Dollars in millions)
Higher intangible asset amortization(1)	$3.1	$27.0
Foreign exchange adjustments(2)	27.6	45.7
Higher external fundraising costs	5.7	6.7
Higher travel and conference expenses	6.3	12.0
Higher IT and other office expenses	3.7	7.9
Lower professional fees	(5.2)	(8.2)
Other changes	(4.4)	(1.4)
Total increase in general, administrative and other expenses	$36.8	$89.7
(1) Intangible asset amortization increases for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 are primarily related to the CBAM and Abingworth acquisitions. See Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
(2) Foreign exchange losses for the three and six months ended June 30, 2023 as compared to foreign exchange gains for the three and six months ended June 30, 2022, are primarily driven by the EUR appreciation relative to the USD.

Interest. Interest increased $3.8 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and increased $5.7 million for the six months ended June 30, 2023 as compared to six months ended June 30, 2022, primarily due to higher interest rates on CLO term loans. The six months ended June 30, 2023 also included an increase in interest expense related to the acquisition of the CBAM portfolio of assets in the first quarter of 2022.

Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $61.5 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and increased $112.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to higher interest expense on the consolidated CLOs. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.
Net Investment Income (Loss) of Consolidated Funds. The table below summarizes the components of net investment gains (losses) of our consolidated funds, including our consolidated CLOs and certain other funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Realized gains (losses)	$(21.5)	$(6.5)	$(38.9)	$(3.8)
Net change in unrealized gains (losses)	17.6	(198.2)	180.0	(244.3)
Total gains (losses)	(3.9)	(204.7)	141.1	(248.1)
Gains (losses) from liabilities of CLOs	19.5	181.2	(121.9)	227.4
Total net investment gains (losses) of Consolidated Funds	$15.6	$(23.5)	$19.2	$(20.7)

Provision (Benefit) for Income Taxes. The Company’s provision (benefit) for income taxes was $(7.3) million and $50.8 million for the three months ended June 30, 2023 and 2022, respectively, and $27.0 million and $198.7 million for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate was approximately 10% and 17% for the three months ended June 30, 2023 and 2022, respectively, and approximately 30% and 19% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes, non-controlling interest, and disallowed executive compensation. The effective tax rate for the six months ended June 30, 2022 also reflects a deferred tax benefit resulting from a reduction in future foreign withholding taxes. As of June 30, 2023 and December 31, 2022, the Company had federal, state, local and foreign taxes payable of $63.4 million and $39.7 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying unaudited condensed consolidated balance sheets.
Net Income Attributable to Non-controlling Interests in Consolidated Entities. Net income attributable to non-controlling interests in consolidated entities was $35.7 million for the three months ended June 30, 2023 as compared to net income of $3.5 million for the three months ended June 30, 2022. Net income attributable to non-controlling interests in consolidated entities was $60.3 million for the six months ended June 30, 2023 as compared to net income of $26.7 million for the six months ended June 30, 2022. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related fund’s limited partners or CLO investors, as well as net earnings from our Insurance Solutions business and certain other products that are allocated to certain third party investors. These amounts also reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions.
Net Income Attributable to The Carlyle Group Inc. Common Stockholders. Net income (loss) attributable to The Carlyle Group Inc. common stockholders was $(98.4) million for the three months ended June 30, 2023, a $343.8 million decrease from net income of $245.4 million for the three months ended June 30, 2022. Net income (loss) attributable to The Carlyle Group Inc. common stockholders was $2.3 million for the six months ended June 30, 2023, a $814.7 million decrease from net income of $817.0 million for the six months ended June 30, 2022.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three and six months ended June 30, 2023 and 2022. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

The following table shows our total segment DE and FRE for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Total Segment Revenues	$977.9	$1,161.2	$1,732.1	$1,940.7
Total Segment Expenses	589.1	632.4	1,071.7	1,109.1
Distributable Earnings	$388.8	$528.8	$660.4	$831.6
(-) Realized Net Performance Revenues	175.1	270.9	244.6	388.9
(-) Realized Principal Investment Income	22.1	43.8	45.9	70.1
(+) Net Interest	15.7	22.3	30.8	47.1
(=) Fee Related Earnings	$207.3	$236.4	$400.7	$419.7
The following table sets forth our total segment revenues for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$515.0	$516.2	$1,021.2	$970.4
Portfolio advisory and transaction fees, net and other	18.2	42.2	34.6	58.4
Fee related performance revenues	73.2	35.1	102.0	79.6
Total fund level fee revenues	606.4	593.5	1,157.8	1,108.4
Realized performance revenues	335.1	519.9	500.2	756.2
Realized principal investment income	22.1	43.8	45.9	70.1
Interest income	14.3	4.0	28.2	6.0
Total Segment Revenues	$977.9	$1,161.2	$1,732.1	$1,940.7
The following table sets forth our total segment expenses for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$288.7	$259.7	$549.3	$505.5
Realized performance revenue related compensation	160.0	249.0	255.6	367.3
Total compensation and benefits	448.7	508.7	804.9	872.8
General, administrative, and other indirect expenses	101.7	87.9	189.2	164.2
Depreciation and amortization expense	8.7	9.5	18.6	19.0
Interest expense	30.0	26.3	59.0	53.1
Total Segment Expenses	$589.1	$632.4	$1,071.7	$1,109.1

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Income (loss) before provision for income taxes	$(70.0)	$299.7	$89.6	$1,042.4
Adjustments:
Net unrealized performance and fee related performance revenues	314.3	(70.8)	332.7	(537.4)
Unrealized principal investment (income) loss	(30.4)	27.1	(1.4)	3.4
Principal investment loss from dilution of indirect investment in Fortitude	104.0	176.9	104.0	176.9
Equity-based compensation(1)	70.7	48.3	127.8	89.0
Acquisition or disposition-related charges (credits), including amortization of intangibles and impairment	33.7	53.4	62.4	82.5
Tax expense associated with certain foreign performance revenues	(0.1)	—	(0.6)	(0.8)
Net (income) loss attributable to non-controlling interests in consolidated entities	(35.7)	(3.5)	(60.3)	(26.7)
Other adjustments including severance	2.3	(2.3)	6.2	2.3
(=) Distributable Earnings	$388.8	$528.8	$660.4	$831.6
(-) Realized net performance revenues(2)	175.1	270.9	244.6	388.9
(-) Realized principal investment income(2)	22.1	43.8	45.9	70.1
(+) Net interest	15.7	22.3	30.8	47.1
(=) Fee Related Earnings	$207.3	$236.4	$400.7	$419.7

(1)    Equity-based compensation includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.

(2) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2023
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(246.8)	$581.9	$335.1
Performance revenues related compensation expense	(92.2)	252.2	160.0
Net performance revenues	$(154.6)	$329.7	$175.1

Principal investment income (loss)	$(7.2)	$29.3	$22.1

	Six Months Ended June 30, 2023
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(86.0)	$586.2	$500.2
Performance revenues related compensation expense	13.5	242.1	255.6
Net performance revenues	$(99.5)	$344.1	$244.6

Principal investment income (loss)	$4.5	$41.4	$45.9

	Three Months Ended June 30, 2022
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$337.9	$182.0	$519.9
Performance revenues related compensation expense	207.0	42.0	249.0
Net performance revenues	$130.9	$140.0	$270.9

Principal investment income (loss)	$56.7	$(12.9)	$43.8

	Six Months Ended June 30, 2022
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,048.1	$(291.9)	$756.2
Performance revenues related compensation expense	577.7	(210.4)	367.3
Net performance revenues	$470.4	$(81.5)	$388.9

Principal investment income (loss)	$376.3	$(306.2)	$70.1
(3)    Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from our Non-GAAP results, (ii) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-GAAP results, (iii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, (iv) the reclassification of NGP performance revenues, which are included in investment income in the U.S. GAAP financial statements, (v) the reclassification of fee related performance revenues, which are included in fund level fee revenues in the segment results, and (vi) the reclassification of tax expenses associated with certain foreign performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investment in NGP Management and its affiliates to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the Non-GAAP results, and the exclusion of the principal investment loss from dilution of the indirect investment in Fortitude (see Note 4 to our unaudited condensed consolidated financial statements).

Distributable Earnings for our reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Global Private Equity	$320.7	$425.7	$503.5	$669.8
Global Credit	55.4	86.3	124.3	121.9
Global Investment Solutions	12.7	16.8	32.6	39.9
Distributable Earnings	$388.8	$528.8	$660.4	$831.6
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

Global Private Equity
The following table presents our results of operations for our Global Private Equity segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$330.2	$337.0	$657.1	$641.2
Portfolio advisory and transaction fees, net and other	5.3	7.5	10.7	13.6
Fee related performance revenues	52.8	22.3	62.4	52.9
Total fund level fee revenues	388.3	366.8	730.2	707.7
Realized performance revenues	313.7	473.8	412.7	673.7
Realized principal investment income	13.2	34.2	25.1	48.4
Interest income	5.5	1.2	10.9	1.6
Total revenues	720.7	876.0	1,178.9	1,431.4
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	173.6	154.2	322.3	307.2
Realized performance revenues related compensation	144.6	214.5	190.9	305.2
Total compensation and benefits	318.2	368.7	513.2	612.4
General, administrative, and other indirect expenses	59.1	59.3	116.2	104.8
Depreciation and amortization expense	5.9	6.3	12.6	12.6
Interest expense	16.8	16.0	33.4	31.8
Total expenses	400.0	450.3	675.4	761.6
Distributable Earnings	$320.7	$425.7	$503.5	$669.8
(-) Realized Net Performance Revenues	169.1	259.3	221.8	368.5
(-) Realized Principal Investment Income	13.2	34.2	25.1	48.4
(+) Net Interest	11.3	14.8	22.5	30.2
(=) Fee Related Earnings	$149.7	$147.0	$279.1	$283.1

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022 and Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Distributable Earnings
Distributable Earnings decreased $105.0 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and decreased $166.3 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2023:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 v. 2022
	(Dollars in millions)
Distributable Earnings, June 30, 2022	$425.7	$669.8
Increases (decreases):
Increase (decrease) in fee related earnings	2.7	(4.0)
Decrease in realized net performance revenues	(90.2)	(146.7)
Decrease in realized principal investment income	(21.0)	(23.3)
Decrease in net interest	3.5	7.7
Total decrease	(105.0)	(166.3)
Distributable Earnings, June 30, 2023	$320.7	$503.5

Realized Net Performance Revenues. Realized net performance revenues decreased $90.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and decreased $146.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, reflecting the sharp slowdown in market activity during the first half of 2023 in connection with higher interest rates and uncertainty in the economic outlook. Realized net performance revenues were primarily generated by the following funds for the three and six months ended June 30, 2023 and 2022:

Three Months Ended June 30,		Six Months Ended June 30,
2023	2022	2023	2022
CEOF II	CP VI	CEOF II	CP VI
CEOF I	CEP IV	CEOF I	CJP III
CP VI	CAP IV	CP VI	CEP IV
CAP IV	CRP VIII	CRP VIII	CRP VIII
CEP IV	CEOF II	CJP III	CEOF II
CRP VIII		CAP IV	CAP IV
CEP IV
CP V

Realized Principal Investment Income. Realized principal investment income was $13.2 million for the three months ended June 30, 2023 as compared to realized principal investment income of $34.2 million for the three months ended June 30, 2022. Realized principal investment income was $25.1 million for the six months ended June 30, 2023 as compared to realized principal investment income of $48.4 million for the six months ended June 30, 2022. The decrease for the three months ended June 30, 2023 was driven primarily by our corporate private equity and real estate funds. The decrease for the six months ended June 30, 2023, primarily driven by our corporate private equity and real estate funds, was partially offset by an increase in realized principal investment income from our infrastructure and natural resources funds, notably the NGP Energy funds.

Fee Related Earnings
Fee Related Earnings increased $2.7 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and decreased $4.0 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2023:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 v. 2022
	(Dollars in millions)
Fee Related Earnings, June 30, 2022	$147.0	$283.1
Increases (decreases):
Increase in fee revenues	21.5	22.5
Increase in cash-based compensation and benefits	(19.4)	(15.1)
Decrease (increase) in general, administrative and other indirect expenses	0.2	(11.4)
All other changes	0.4	—
Total increase (decrease)	2.7	(4.0)
Fee Related Earnings, June 30, 2023	$149.7	$279.1
Fee Revenues. Total fee revenues increased $21.5 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and increased $22.5 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 v. 2022
	(Dollars in millions)
(Lower) higher fund management fees	$(6.8)	$15.9
Lower portfolio advisory and transaction fees, net and other	(2.2)	(2.9)
Higher fee related performance revenues	30.5	9.5
Total increase in fee revenues	$21.5	$22.5
The decrease in fund management fees for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to a decrease in catch-up management fees to $8.6 million for the three months ended June 30, 2023, compared to $19.0 million for the three months ended June 30, 2022, as well as the impact of investment realizations in funds on which management fees are based on invested capital. These decreases were partially offset by management fees from Abingworth which was acquired in August 2022, as well as additional fundraising in CETP V, CP VIII and CP Growth.
The increase in fund management fees for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to the impact of fundraising in CETP V, CP VIII and CP Growth, as well as $14.8 million in catch-up management fees for the six months ended June 30, 2023, compared to $10.0 million during the six months ended June 30, 2022, as well as management fees from Abingworth. These increases were partially offset by the impact of investment realizations in funds on which management fees are based on invested capital, as well as the basis step-down in CETP IV.
The decrease in portfolio advisory and transaction fees, net and other for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 were primarily driven by the termination of portfolio fees in connection with the realization of certain portfolio companies over the last twelve months.
The increase in fee related performance revenues for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was due to higher fee related performance revenues from CPI, which will fluctuate from quarter to quarter. We do not expect CPI to generate material fee related performance revenues in the third and fourth quarters of 2023.
The total weighted-average management fee rate and the fee rate for funds in the investment period were 1.25% and 1.41% as of June 30, 2023, respectively, and were generally flat to June 30, 2022. Fee-earning assets under management were $107.1 billion and $105.6 billion as of June 30, 2023 and 2022, respectively, an increase of $1.5 billion.

Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $19.4 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a $14.6 million increase in compensation associated with fee related performance revenues.
Cash-based compensation and benefits expense increased $15.1 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to an increase in headcount as well as a $4.5 million increase in compensation associated with fee related performance revenues.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $0.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and increased $11.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to foreign currency losses compared to gains in the comparable prior periods, higher conference expenses and travel costs partially offset by lower external fundraising fees and professional fees. General, administrative and other indirect expenses for the three months ended June 30, 2022 also included $7.5 million in advances to a portfolio company which have been fully reserved as an expense until recovered.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2023 and 2022
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2023	2022
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$56,589	$53,552
Fee-earning AUM based on invested capital	40,735	41,777
Fee-earning AUM based on net asset value	6,423	5,371
Fee-earning AUM based on lower of cost or fair value	3,332	4,935
Total Fee-earning AUM	$107,079	$105,635
Weighted Average Management Fee Rates(2)
All Funds	1.25%	1.26%
Funds in Investment Period	1.41%	1.41%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Global Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$107,797	$106,665	$107,801	$104,252
Inflows(1)	2,329	3,770	3,815	7,286
Outflows (including realizations)(2)	(2,777)	(3,796)	(4,369)	(4,567)
Market Activity & Other(3)	(168)	53	(241)	193
Foreign Exchange(4)	(102)	(1,057)	73	(1,529)
Balance, End of Period	$107,079	$105,635	$107,079	$105,635
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
Fee-earning AUM of $107.1 billion at June 30, 2023 decreased 1% from March 31, 2023, as outflows exceeded inflows in the period. Outflows of $2.8 billion were driven by realizations in funds that charge fees on invested capital. Inflows of $2.3 billion included the impact of the activation of fees in NGP XIII and investments made in funds which charge fees on invested capital or net asset value. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM of $107.1 billion at June 30, 2023 decreased 1% from December 31, 2022, as outflows exceeded inflows in the period. Outflows of $4.4 billion were driven by realizations in funds which charge fees on invested capital or net asset value, as well as funds which stopped charging fees during the period. Inflows of $3.8 billion included the impact of the activation of fees in NGP XIII, CRSEF II, and NGP RP II, as well as investments made in funds which charge fees on invested capital or net asset value.
Fee-earning AUM of $107.1 billion at June 30, 2023 increased 1% from $105.6 billion at June 30, 2022, as inflows were largely offset by outflows in the period. Inflows of $9.5 billion included additional fee-paying commitments raised in CP VIII and CETP V, the activation of fees in NGP XIII, CRSEF II, NGP ETP IV, and NGP RP II, as well as $2.0 billion acquired as part of the Abingworth transaction. Outflows of $8.1 billion were driven by realizations in funds that charge fees on invested capital and funds which stopped charging fees during the period.
Total AUM as of and for the Three and Six Months Ended June 30, 2023
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$164,430	$163,098
Inflows(1)	823	4,291
Outflows (including realizations)(2)	(3,223)	(5,701)
Market Activity & Other(3)	960	1,034
Foreign Exchange(4)	(188)	80
Balance, End of Period	$162,802	$162,802
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

Total AUM was $162.8 billion at June 30, 2023, a decrease of 1% from $164.4 billion at March 31, 2023 as outflows more than offset market appreciation and inflows for the period. Outflows of $3.2 billion included distributions from our Equity Opportunities, International Energy, and U.S. Buyout funds. Overall segment appreciation of $1.0 billion for the period included $0.4 billion in NGP XII, $0.2 billion in CAP IV, and $0.2 billion in CP VIII, partially offset by depreciation including $0.1 billion in CAP V. Inflows of $0.8 billion included additional capital raised in CP VIII, NGP ETP IV, and CRSEF II.
Total AUM of $162.8 billion at June 30, 2023 remained flat from December 31, 2022, as outflows were offset by inflows and market appreciation. Outflows of $5.7 billion included distributions from NGP Energy and our U.S. Equity Opportunities, U.S. Buyout, and International Energy funds. Inflows of $4.3 billion included capital raised in CAP VI, NGP XIII, and CP VIII. Overall segment appreciation of $1.0 billion for the period included appreciation of $0.5 billion in CP VII, $0.4 billion in NGP XII, and $0.4 billion in CP VIII, partially offset by deprecation of $0.3 billion in CP VI and $0.3 billion in CAP V.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2023, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following tables reflect the performance of our significant funds in our Global Private Equity business. Please see “—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of June 30, 2023						As of June 30, 2023
Fund (Fee Initiation Date/Stepdown Date)(19)	Committed Capital(20)	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Giveback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,604	$6,850	47%	$1	$7,577	1.1x	NM	NM	$—	n/a	n/a	n/a
CP VII (May 2018 / Oct 2021)	$18,510	$17,682	96%	$2,106	$21,828	1.4x	12%	8%	$186	$1,607	1.2x	13%
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$23,641	$6,577	2.3x	19%	15%	$433	$26,978	2.6x	23%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$28,068	$817	2.2x	18%	14%	$87	$28,130	2.3x	20%
CEP V (Oct 2018 / Sep 2024)	€6,416	€5,046	79%	€1,433	€5,758	1.4x	22%	12%	$170	n/a	n/a	n/a
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,797	103%	€5,609	€1,851	2.0x	18%	12%	$176	€5,697	2.3x	23%
CEP III (Jul 2007 / Dec 2012)	€5,295	€5,177	98%	€11,716	€104	2.3x	19%	14%	$11	€11,648	2.3x	19%
CAP V (Jun 2018 / Jun 2024)	$6,554	$5,810	89%	$1,423	$5,847	1.3x	17%	7%	$37	$900	1.8x	142%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,146	107%	$6,348	$2,225	2.1x	18%	13%	$225	$7,514	2.8x	26%
CAP III (Jun 2008 / Jul 2013)	$2,552	$2,543	100%	$5,123	$16	2.0x	17%	12%	$3	$5,139	2.0x	17%
CJP IV (Oct 2020 / Oct 2026)	¥258,000	¥169,104	66%	¥12,492	¥213,738	1.3x	41%	19%	$25	¥27,113	1.9x	90%
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥214,061	¥35,591	2.7x	24%	17%	$21	¥202,996	3.4x	27%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$942	94%	$381	$1,711	2.2x	34%	25%	$103	$779	6.2x	53%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,960	$536	2.6x	27%	20%	$44	$1,956	2.4x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,213	$333	27%	$—	$348	1.0x	NM	NM	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,361	98%	$3,066	$1,824	2.1x	21%	15%	$110	$3,109	2.9x	37%
CEOF I (Sep 2011 / Nov 2015)	$1,119	$1,175	105%	$1,845	$4	1.6x	12%	8%	$1	$1,848	1.6x	12%
CETP V (Mar 2022 / Jun 2028)	€3,180	€577	18%	€—	€606	1.1x	NM	NM	$—	n/a	n/a	n/a
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,176	87%	€813	€1,737	2.2x	45%	32%	$94	€788	9.3x	122%
CETP III (Jul 2014 / Jul 2019)	€657	€602	92%	€1,269	€600	3.1x	41%	29%	$50	€1,289	3.4x	46%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$16	$1,115	1.1x	NM	NM	$—	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,185	89%	$1,423	$3,092	1.4x	7%	5%	$70	$1,683	2.1x	17%
CAGP IV (Aug 2008 / Dec 2014)	$1,041	$954	92%	$1,130	$85	1.3x	6%	1%	$—	$1,128	1.3x	7%
CSABF (Dec 2009 / Dec 2016)	$776	$757	98%	$520	$370	1.2x	3%	Neg	$—	$685	1.4x	3%
All Other Active Funds & Vehicles(10)		$20,750	n/a	$18,656	$14,785	1.6x	21%	14%	$68	$18,820	2.2x	33%
Fully Realized Funds & Vehicles(11)		$26,381	n/a	$65,283	$—	2.5x	28%	20%	$3	$65,283	2.5x	28%
TOTAL CORPORATE PRIVATE EQUITY(13)		$141,857	n/a	$185,311	$82,121	1.9x	25%	17%	$1,917	$188,359	2.4x	27%

Real Estate
CRP IX (Oct 2021 / Oct 2026)	$7,987	$2,629	33%	$—	$2,751	1.0x	NM	NM	$—	n/a	n/a	n/a
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$5,122	93%	$4,306	$4,521	1.7x	43%	27%	$177	$4,356	2.1x	55%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,838	92%	$4,908	$1,534	1.7x	18%	11%	$68	$4,874	1.8x	22%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,173	93%	$3,790	$154	1.8x	27%	18%	$5	$3,709	1.9x	29%
CPI (May 2016 / n/a)	$7,860	$7,246	92%	$2,260	$7,416	1.3x	17%	15%	n/a*	$1,378	1.7x	10%
All Other Active Funds & Vehicles(14)		$8,940	n/a	$11,017	$2,916	1.6x	10%	7%	$23	$10,686	1.6x	11%
Fully Realized Funds & Vehicles(15)		$6,921	n/a	$9,744	$5	1.4x	10%	6%	$—	$9,749	1.4x	11%
TOTAL REAL ESTATE(13)		$36,867	n/a	$36,024	$19,297	1.5x	13%	9%	$273	$34,752	1.7x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,008	44%	$629	$906	1.5x	33%	14%	$28	$582	2.4x	NM**
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,385	95%	$1,922	$2,515	1.9x	17%	10%	$160	$2,634	2.6x	24%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,583	104%	$888	$1,969	1.8x	16%	11%	$105	$505	2.5x	21%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$1,801	82%	$372	$2,161	1.4x	23%	11%	$49	$326	1.4x	18%
NGP XII (Jul 2017 / Jul 2022)	$4,304	$2,904	67%	$1,745	$4,095	2.0x	23%	16%	$222	$1,317	3.1x	41%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$4,979	93%	$4,753	$4,739	1.9x	15%	11%	$343	$6,078	2.2x	29%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,376	$330	1.1x	2%	Neg	$—	$3,267	1.2x	5%
All Other Active Funds & Vehicles(17)		$4,908	n/a	$2,748	$4,370	1.5x	14%	12%	$27	$3,043	2.2x	24%
Fully Realized Funds & Vehicles(18)		$1,190	n/a	$1,435	$1	1.2x	3%	1%	$—	$1,436	1.2x	3%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES(13)		$24,109	n/a	$17,867	$21,086	1.6x	12%	8%	$935	$19,187	1.9x	15%

Legacy Energy Funds(16)		$16,741	n/a	$23,983	$43	1.4x	12%	6%	$(1)	$23,563	1.5x	14%

*Net accrued fee related performance revenues for CPI of $13 million are excluded from Net Accrued Performance Revenues. These amounts will be reflected as fee related performance revenues when realized, and included in Fund level fee revenues in our segment results.
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
(20)All amounts shown represent total capital commitments as of June 30, 2023. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.
Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$126.9	$123.7	$249.5	$217.4
Portfolio advisory and transaction fees, net and other	12.9	34.7	23.9	44.8
Fee related performance revenues	19.6	12.8	38.0	26.7
Total fund level fee revenues	159.4	171.2	311.4	288.9
Realized performance revenues	5.6	19.9	33.3	33.6
Realized principal investment income	8.2	8.7	17.2	19.0
Interest income	7.7	2.6	14.9	4.1
Total revenues	180.9	202.4	376.8	345.6
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	84.6	77.1	165.0	144.3
Realized performance revenues related compensation	2.7	9.4	15.4	16.1
Total compensation and benefits	87.3	86.5	180.4	160.4
General, administrative, and other indirect expenses	25.6	20.3	47.3	43.8
Depreciation and amortization expense	1.7	1.9	3.7	3.9
Interest expense	10.9	7.4	21.1	15.6
Total expenses	125.5	116.1	252.5	223.7
(=) Distributable Earnings	$55.4	$86.3	$124.3	$121.9
(-) Realized Net Performance Revenues	2.9	10.5	17.9	17.5
(-) Realized Principal Investment Income	8.2	8.7	17.2	19.0
(+) Net Interest	3.2	4.8	6.2	11.5
(=) Fee Related Earnings	$47.5	$71.9	$95.4	$96.9

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022 and Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Distributable Earnings
Distributable Earnings decreased $30.9 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and increased $2.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2023:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 v. 2022
	(Dollars in millions)
Distributable Earnings, June 30, 2022	$86.3	$121.9
Increases (decreases):
Decrease in fee related earnings	(24.4)	(1.5)
(Decrease) increase in realized net performance revenues	(7.6)	0.4
Decrease in realized principal investment income	(0.5)	(1.8)
Decrease in net interest	1.6	5.3
Total (decrease) increase	(30.9)	2.4
Distributable Earnings, June 30, 2023	$55.4	$124.3
Realized Net Performance Revenues. Realized net performance revenues decreased $7.6 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a decrease in realized net performance revenues generated by CCOF I.
Realized net performance revenues increased $0.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to realized net performance revenues generated by CSP II during the six months ended June 30, 2023 and the impact of a $5.9 million net giveback realization for CSP III in the six months ended June 30, 2022, partially offset by a decrease in realized net performance revenues generated by CCOF I.
Realized Principal Investment Income. Realized principal investment income decreased $0.5 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily driven by lower realized principal investment income from our U.S. CLOs and credit opportunities funds, partially offset by higher realized principal investment income from our business development companies.
Realized principal investment income decreased $1.8 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily driven by lower realized principal investment income from our U.S. and Europe CLOs, partially offset by higher realized principal investment income from our business development companies.
Fee Related Earnings
Fee Related Earnings decreased $24.4 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and decreased $1.5 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2023:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 v. 2022
	(Dollars in millions)
Fee Related Earnings, June 30, 2022	$71.9	$96.9
Increases (decreases):
(Decrease) increase in fee revenues	(11.8)	22.5
Increase in cash-based compensation and benefits	(7.5)	(20.7)
Increase in general, administrative and other indirect expenses	(5.3)	(3.5)
Total decrease	(24.4)	(1.5)
Fee Related Earnings, June 30, 2023	$47.5	$95.4
Fee Revenues. Fee revenues decreased $11.8 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and increased $22.5 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 v. 2022
	(Dollars in millions)
Higher fund management fees	$3.2	$32.1
Lower portfolio advisory and transaction fees, net and other	(21.8)	(20.9)
Higher fee related performance revenues	6.8	11.3
Total (decrease) increase in fee revenues	$(11.8)	$22.5
The increase in fund management fees for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily driven by increases of $11.6 million and $39.8 million, respectively, in our private credit and liquid credit strategies, partially offset by decreases of $8.4 million and $7.7 million, respectively, in our insurance and real assets credit strategies. The increases in private credit and liquid credit reflect the impact of U.S. and Europe CLO issuances in 2022, as well as investment activity at CCOF II, partially offset by the impact of investment realizations in CEMOF II and the basis stepdown in CCOF I in September 2022. The increase in fund management fees in liquid credit for the six months ended June 30, 2023 also reflects the impact of the CBAM transaction in March 2022.
The decrease in portfolio advisory and transaction fees, net and other for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily driven by transaction fees in our insurance and real assets credit strategies in 2022. The recognition of transaction fees and capital markets fees can be volatile as they are primarily generated by investment activity.
The increase in fee related performance revenues for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was due to higher fee related performance revenues from our Interval Fund and business development companies.
The weighted average management fee rate on our carry funds decreased from 1.08% at June 30, 2022 to 0.97% at June 30, 2023. The rate decrease was primarily due to investment activity in funds on which management fees are based on invested capital and have a lower fee rate, including separately managed accounts.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $7.5 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to increased headcount, as well as a $2.4 million increase in compensation associated with fee related performance revenues.
Cash-based compensation and benefits expense increased $20.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to increased headcount, as well as a $3.9 million increase in compensation associated with fee related performance revenues.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $5.3 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to foreign currency losses compared to gains in the comparable prior period, as well as higher conference expenses and professional fees.

General, administrative and other indirect expenses increased $3.5 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to foreign currency losses compared to gains in the comparable prior period, as well as higher conference, IT and travel expenses, partially offset by lower professional fees and external fundraising fees.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2023 and 2022
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2023	2022
Global Credit	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$2,765	$4,466
Fee-earning AUM based on invested capital	14,933	11,432
Fee-earning AUM based on collateral balances, at par	50,109	43,796
Fee-earning AUM based on net asset value	1,974	2,162
Fee-earning AUM based on fair value and other(2)	56,419	54,511
Total Fee-earning AUM	$126,200	$116,367
Weighted Average Management Fee Rates(3)
Global Credit Carry Funds	0.97%	1.08%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement and funds with fees based on gross asset value.
(3)    Represents the aggregate effective management fee rate for carry funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. As of June 30, 2023 and 2022, carry funds represented 13% and 10% of Global Credit Fee-earning AUM, respectively. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included. Fees related to Fortitude’s strategic advisory services agreement are based on Fortitude’s invested general account assets and are excluded.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$125,300	$67,250	$121,229	$51,718
Inflows(1)	2,080	53,253	3,313	70,577
Outflows (including realizations)(2)	(711)	(3,726)	(1,381)	(5,259)
Market Activity & Other(3)	(519)	162	2,828	166
Foreign Exchange(4)	50	(572)	211	(835)
Balance, End of Period	$126,200	$116,367	$126,200	$116,367
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
Fee-earning AUM of $126.2 billion at June 30, 2023 increased 1% from $125.3 billion at March 31, 2023, as inflows were partially offset by outflows and negative market activity during the period. Inflows of $2.1 billion included investments in several managed accounts which charge fees on invested capital, an increase in the collateral value of Carlyle Aviation Leasing Fund (CALF), and new fee-paying capital in our two latest vintage U.S. CLOs. Outflows of $0.7 billion included runoff of our CLO collateral balances and realization activity in our Direct Lending products. Negative market activity for the period of $0.5 billion primarily reflected a decrease in the value of the assets covered by the strategic advisory services agreement with Fortitude. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $126.2 billion at June 30, 2023, an increase of $5.0 billion, or approximately 4%, compared to $121.2 billion at December 31, 2022, as inflows and positive market activity were partially offset by outflows for the period. Inflows of $3.3 billion included investments in various cross-platform managed accounts and in our Credit Opportunities funds in which fees are based on invested capital, an increase in the collateral value of CALF, and fee-paying capital associated with the closing of our two latest vintage U.S. CLOs. Positive market activity of $2.8 billion was driven by an increase in the value of the assets covered by the strategic advisory services agreement with Fortitude. Outflows of $1.4 billion included runoff of our CLO collateral balances, distributions in CCOF II, and a reduction in the fee basis in one of our Direct Lending products.
Fee-earning AUM was $126.2 billion at June 30, 2023, an increase of $9.8 billion, or approximately 8%, compared to $116.4 billion at June 30, 2022, as inflows and positive market activity were partially offset by outflows during the period. Inflows of $10.8 billion were driven by fee-paying capital raised in our latest vintage U.S. and EUR CLOs, investments in our Credit Opportunities funds and various cross-platform managed accounts in which fees are charged on invested capital, and increases in the collateral values of our Carlyle Aviation funds. Positive market activity of $1.6 billion was driven by an increase in the value of the assets covered by the strategic advisory services agreement with Fortitude, as well increases in the gross asset values of our Direct Lending funds. Outflows of $3.0 billion included runoff of our CLO collateral balances, distributions in CCOF, and distributions and expired dry powder in CEMOF II.
Total AUM as of and for the Three and Six Months Ended June 30, 2023.
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$150,035	$146,302
Inflows(1)	2,231	4,148
Outflows (including realizations)(2)	(731)	(3,136)
Market Activity & Other(3)	(48)	4,002
Foreign Exchange(4)	52	223
Balance, End of Period	$151,539	$151,539
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

Total AUM was $151.5 billion at June 30, 2023, an increase of $1.5 billion, or approximately 1%, compared to $150.0 billion at March 31, 2023, as inflows were partially offset by outflows during the period. Inflows of $2.2 billion included the closing of our two latest vintage U.S. CLOs, subscriptions in CTAC, and fundraising in various cross-platform managed accounts. Outflows of $0.7 billion included runoff of our CLO collateral balances and distributions in CCOF.
Total AUM was $151.5 billion at June 30, 2023, an increase of $5.2 billion, or approximately 4%, compared to $146.3 billion at December 31, 2022, as inflows and positive market activity were partially offset by outflows during the period. Inflows of $4.1 billion were driven by fundraising in CCOF III and various cross-platform managed accounts, subscriptions in CTAC, and the closing of our two latest vintage U.S. CLOs. Positive market activity of $4.0 billion was driven by an increase in the value of the assets covered by the strategic advisory services agreement with Fortitude and appreciation across our Credit Opportunities funds. Outflows of $3.1 billion included runoff of our CLO collateral balances as well as the expiration of dry powder and realizations in various funds across the platform.
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
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of June 30, 2023, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of June 30, 2023
Fund (Fee Initiation Date/Stepdown Date)(11)	Committed Capital(12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Giveback) (7)
Global Credit Carry Funds
CCOF III (Feb 2023 / Dec 2027)	$1,999	$302	15%	$1	$309	1.0x	NM	NM	$—
CCOF II (Nov 2020 / Oct 2025)	$4,425	$4,643	105%	$602	$4,816	1.2x	15%	10%	$58
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,464	146%	$2,825	$1,807	1.3x	18%	13%	$37
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$923	$2,366	1.3x	13%	7%	$—
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$930	$58	1.4x	19%	9%	$—
CSP II (Dec 2007 / Jun 2011)	$1,352	$1,352	100%	$2,491	$1	1.8x	17%	11%	$—
CEMOF II (Dec 2015 / Jun 2019)	$1,692	$1,713	101%	$1,829	$336	1.3x	7%	3%	$—
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,193	$82	1.3x	18%	10%	$10
All Other Active Funds & Vehicles(9)		$8,961	n/a	$1,710	$7,304	1.0x	1%	Neg	$17
Fully Realized Funds & Vehicles(10)		$5,230	n/a	$5,643	$—	1.1x	3%	Neg	$—
TOTAL GLOBAL CREDIT CARRY FUNDS		$29,860	n/a	$18,149	$17,080	1.2x	10%	5%	$122
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
(12)All amounts shown represent total capital commitments as of June 30, 2023. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed Capital for CEMOF II reflects original committed capital of $2.8 billion, less $1.1 billion in commitments that were extinguished following a Key Person Event. Committed capital for CCOF II excludes $150 million in capital committed by a CCOF II investor to a side vehicle.

Global Investment Solutions
    The following table presents our results of operations for our Global Investment Solutions segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$57.9	$55.5	$114.6	$111.8
Fee related performance revenues	0.8	—	1.6	—
Total fund level fee revenues	58.7	55.5	116.2	111.8
Realized performance revenues	15.8	26.2	54.2	48.9
Realized principal investment income	0.7	0.9	3.6	2.7
Interest income	1.1	0.2	2.4	0.3
Total revenues	76.3	82.8	176.4	163.7
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	30.5	28.4	62.0	54.0
Realized performance revenues related compensation	12.7	25.1	49.3	46.0
Total compensation and benefits	43.2	53.5	111.3	100.0
General, administrative, and other indirect expenses	17.0	8.3	25.7	15.6
Depreciation and amortization expense	1.1	1.3	2.3	2.5
Interest expense	2.3	2.9	4.5	5.7
Total expenses	63.6	66.0	143.8	123.8
(=) Distributable Earnings	$12.7	$16.8	$32.6	$39.9
(-) Realized Net Performance Revenues	3.1	1.1	4.9	2.9
(-) Realized Principal Investment Income	0.7	0.9	3.6	2.7
(+) Net Interest	1.2	2.7	2.1	5.4
(=) Fee Related Earnings	$10.1	$17.5	$26.2	$39.7

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022 and Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Distributable Earnings
Distributable Earnings decreased $4.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and decreased $7.3 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2023:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 v. 2022
	(Dollars in millions)
Distributable Earnings, June 30, 2022	$16.8	$39.9
Increases (decreases):
Decrease in fee related earnings	(7.4)	(13.5)
Increase in realized net performance revenues	2.0	2.0
(Decrease) increase in realized principal investment income	(0.2)	0.9
Decrease in net interest	1.5	3.3
Total decrease	(4.1)	(7.3)
Distributable Earnings, June 30, 2023	$12.7	$32.6
Realized Net Performance Revenues. Global Investment Solutions had realized performance revenues of $15.8 million and $54.2 million during the three and six months ended June 30, 2023, respectively. However, most of these realizations are from AlpInvest fund vehicles in which we generally do not retain any carried interest, therefore our net realized performance revenues were $3.1 million and $4.9 million during the three and six months ended June 30, 2023, respectively.
Realized Principal Investment Income. Realized principal investment income increased $0.9 million for the six months ended June 30, 2023 as compared to the comparable prior year period, primarily due to higher realized gains on investments in our primary funds.
Fee Related Earnings
Fee Related Earnings decreased $7.4 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and decreased $13.5 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2023:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 v. 2022
	(Dollars in millions)
Fee Related Earnings, June 30, 2022	$17.5	$39.7
Increases (decreases):
Increase in fee revenues	3.2	4.4
Increase in cash-based compensation and benefits	(2.1)	(8.0)
Increase in general, administrative and other indirect expenses	(8.7)	(10.1)
Total decrease	(7.4)	(13.5)
Fee Related Earnings, June 30, 2023	$10.1	$26.2

Fee Revenues. Total fee revenues increased $3.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and increased $4.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily driven by the impact of fundraising and net investment activity in funds that charge fees on invested capital, as well as fee related performance revenues from CAPM, a newly-launched retail-oriented product.

Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $2.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and increased $8.0 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to an increase in headcount as well as compensation associated with fee related performance revenues.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $8.7 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and increased $10.1 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to higher external costs associated with fundraising activities for funds in which fees have not yet been activated.
Fee-earning AUM as of and for the Three and Six Months Ended June 30, 2023 and 2022
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2023	2022
Global Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$19,587	$19,344
Fee-earning AUM based on invested capital(2)	5,155	4,673
Fee-earning AUM based on net asset value	4,039	3,805
Fee-earning AUM based on lower of cost or fair market value	9,339	9,731
Total Fee-earning AUM	$38,120	$37,553
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Global Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$38,261	$37,145	$37,547	$37,449
Inflows(1)	795	1,868	1,939	3,170
Outflows (including realizations)(2)	(801)	(691)	(1,392)	(1,683)
Market Activity & Other(3)	(127)	630	(301)	774
Foreign Exchange(4)	(8)	(1,399)	327	(2,157)
Balance, End of Period	$38,120	$37,553	$38,120	$37,553
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
(3)Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value. During the three and six months ended June 30, 2023, this included the negative impact of foreign exchange resulting from the translation of our USD investments within our EUR-

denominated AlpInvest funds. During the three and six months ended June 30, 2022, this included the positive impact of foreign exchange resulting from the translation of our USD investments within our EUR-denominated AlpInvest funds.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Fee-earning AUM was $38.1 billion at June 30, 2023, a decrease of $0.2 billion, or approximately 1%, compared to $38.3 billion at March 31, 2023, as outflows and market depreciation outpaced inflows during the period. Outflows of $0.8 billion were driven by realizations in our AlpInvest carry funds that charge fees on invested capital. Market depreciation of $0.1 billion occurred in funds that charge fees on fair value. Inflows of $0.8 billion included the activation of fee-paying mandates in our Secondaries and Primary funds and investment activity in our Co-Investments and Secondaries funds. Global Investment Solutions had fundraising of $4.1 billion during the three months ended June 30, 2023, the majority of which we expect will activate fees in the second half of the year and is therefore not yet included in our Fee-earning AUM balance. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Global Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $38.1 billion at June 30, 2023, an increase of $0.6 billion, or approximately 2%, compared to $37.5 billion at December 31, 2022, as inflows were partially offset by outflows and market depreciation. Inflows of $1.9 billion included the activation of fee-paying mandates in our Primary and Secondaries funds and investment activity across all strategies. Outflows of $1.4 billion were driven by realizations in our AlpInvest carry funds that charge fees on invested capital. Market depreciation of $0.3 billion occurred in funds that charge fees on fair value.
Fee-earning AUM was $38.1 billion at June 30, 2023, an increase of $0.5 billion, or approximately 1%, compared to $37.6 billion at June 30, 2022, as inflows and positive foreign exchange activity were largely offset by outflows and market depreciation during the period. Inflows of $3.3 billion included the activation of fee-paying mandates in our Primary funds and investment activity in our Secondaries, Co-Investments, and Primary funds. Positive foreign exchange activity of $0.8 billion resulted from the translation of our EUR-denominated AUM to USD. Outflows of $3.0 billion were driven by realizations in our AlpInvest carry funds that charge fees on invested capital. Market depreciation of $0.5 billion occurred in funds that charge fees on fair value.
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(Dollars in millions)
Global Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$66,782	$63,291
Inflows(1)	4,124	5,682
Outflows (including realizations)(2)	(1,629)	(2,757)
Market Activity & Other(3)	1,009	3,328
Foreign Exchange(4)	164	906
Balance, End of Period	$70,450	$70,450
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

Total AUM was $70.5 billion at June 30, 2023, an increase of $3.7 billion, or approximately 6%, compared to $66.8 billion at March 31, 2023. The increase was driven by inflows of $4.1 billion related to fundraising primarily in our Secondaries and Coinvestments strategies and $1.0 billion of market appreciation. These increases were partially offset by outflows of $1.6 billion from distributions predominantly in our Secondaries and Primary funds.
Total AUM was $70.5 billion at June 30, 2023, an increase of $7.2 billion, or approximately 11%, compared to $63.3 billion at December 31, 2022. The increase was driven by $5.7 billion of inflows related to fundraising primarily in our Secondaries and Coinvestments strategies, $3.3 billion of market appreciation, and positive foreign exchange activity of $0.9 billion from the translation of our EUR-denominated AUM to USD. These increases were partially offset by outflows of $2.8 billion from distributions predominantly in our Secondaries and Primary funds.
Fund Performance Metrics
Fund performance information for our Global Investment Solutions funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2023, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. We also present fund performance information for portfolios of investments held by separately managed accounts, generally aggregated either as invested alongside the relevant commingled fund or over a specified time period. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Global Investment Solutions business.

(Amounts in millions)				TOTAL INVESTMENTS
				As of June 30, 2023
Global Investment Solutions (1)(8)		Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value (3)	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/(Giveback) (12)
				(Reported in Local Currency, in Millions)
Secondaries and Portfolio Finance	ASF VII	2020	$6,769	$3,917	$753	$4,751	$5,504	1.4x	29%	22%	$64
	ASF VII - SMAs	2020	€2,006	€1,321	€278	€1,607	€1,885	1.4x	29%	25%	$25
	ASF VI	2017	$3,333	$3,078	$2,780	$2,034	$4,814	1.6x	19%	15%	$58
	ASF VI - SMAs	2017	€2,817	€2,645	€1,920	€2,313	€4,233	1.6x	17%	15%	$45
	ASF V	2012	$756	$653	$974	$220	$1,194	1.8x	19%	15%	$9
	ASF V - SMAs	2012	€3,916	€4,084	€6,756	€912	€7,668	1.9x	21%	20%	$16
	SMAs 2009-2011	2010	€1,859	€2,015	€3,418	€69	€3,487	1.7x	19%	18%	$—
	All Other Active Funds & Vehicles (9)	Various		$911	$492	$716	$1,208	1.3x	22%	20%	$8
	Fully Realized Funds & Vehicles	Various		€4,278	€7,008	€40	€7,048	1.6x	19%	18%	$—
Co-Investments	ACF VIII	2021	$3,614	$2,668	$32	$3,092	$3,124	1.2x	14%	10%	$12
	ACF VIII - SMAs	2021	$1,060	$696	$19	$811	$830	1.2x	16%	13%	$4
	ACF VII	2017	$1,688	$1,619	$683	$2,322	$3,004	1.9x	19%	16%	$50
	ACF VII - SMAs	2017	€1,452	€1,420	€491	€1,967	€2,458	1.7x	19%	16%	$41
	SMAs 2014-2016	2014	€1,274	€1,118	€2,102	€837	€2,939	2.6x	26%	24%	$14
	SMAs 2012-2013	2012	€1,124	€1,068	€2,643	€401	€3,044	2.9x	28%	26%	$3
	SMAs 2009-2010	2010	€1,475	€1,385	€3,508	€546	€4,053	2.9x	23%	22%	$—
	Strategic SMAs	Various		$3,343	$941	$4,447	$5,389	1.6x	21%	19%	$51
	All Other Active Funds & Vehicles (9)	Various		€412	€583	€72	€655	1.6x	16%	14%	$2
	Fully Realized Funds & Vehicles	Various		€5,765	€9,919	€1	€9,920	1.7x	14%	13%	$—
Primary Investments	SMAs 2021-2023	2021	€4,224	€441	€5	€500	€506	1.1x	NM	NM	$—
	SMAs 2018-2020	2018	$3,101	$1,821	$220	$2,268	$2,488	1.4x	20%	18%	$1
	SMAs 2015-2017	2015	€2,501	€2,361	€1,835	€2,793	€4,628	2.0x	24%	23%	$10
	SMAs 2012-2014	2012	€5,080	€5,892	€8,002	€5,030	€13,032	2.2x	19%	19%	$19
	SMAs 2009-2011	2009	€4,877	€5,741	€9,758	€2,626	€12,385	2.2x	18%	17%	$1
	SMAs 2006-2008	2005	€11,500	€13,506	€21,769	€1,649	€23,417	1.7x	10%	10%	$—
	SMAs 2003-2005	2003	€4,628	€5,104	€8,041	€227	€8,268	1.6x	10%	9%	$—
	All Other Active Funds & Vehicles (9)	Various		€1,828	€1,718	€378	€2,096	1.1x	3%	3%	$—
	Fully Realized Funds & Vehicles	Various		€4,985	€8,104	€45	€8,149	1.6x	12%	11%	$—
TOTAL GLOBAL INVESTMENT SOLUTIONS (USD)(11)				$90,079	$113,738	$44,695	$158,433	1.8x	14%	13%	$435
(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by AlpInvest. Excluded from the performance information shown are: (a) investments that were not originated by AlpInvest (i.e., AlpInvest did not make the original investment decision or recommendation); (b) Direct Investments, which was spun off from AlpInvest in 2005; (c) Carlyle AlpInvest Private Markets Fund; and (d) LP co-investment vehicles managed by AlpInvest. As of June 30, 2023, these excluded portfolios amounted to approximately $4.0 billion of AUM in the aggregate.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Total Net Accrued Carry excludes approximately $3.1 million of net accrued carry which was retained as part of the sale of MRE on April 1, 2021.

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have historically required limited capital resources to support the working capital and operating needs of our business. Our management fees have largely covered our operating costs and all realized performance allocations, after covering the related compensation, are available for distribution to stockholders. Approximately 95% – 97% of all capital commitments to our funds are provided by our fund investors, with the remaining amount typically funded by Carlyle, our senior Carlyle professionals, advisors and other professionals. We may elect to invest additional amounts in funds focused on new investment areas.
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior revolving credit facility, which has $1.0 billion of available capacity as of June 30, 2023. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings and amounts available for borrowing from our senior revolving credit facility or other financings.
Cash and cash equivalents. Cash and cash equivalents were approximately $0.9 billion at June 30, 2023. However, a portion of this cash is allocated for specific business purposes, including, but not limited to, (i) performance allocations and incentive fee related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased. As of June 30, 2023, we had $44.5 million in corporate treasury investments.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash, cash equivalents, and corporate treasury investments, is approximately $0.8 billion as of June 30, 2023. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Revolving Credit Facility. On April 29, 2022, the Company entered into an amendment and restatement of its senior revolving credit facility. The capacity under the revolving credit facility is $1.0 billion and the facility is scheduled to mature on April 29, 2027. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (6.24% at June 30, 2023). As of June 30, 2023, there was no balance outstanding under the senior revolving credit facility.
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
Global Credit Revolving Credit Facility. Certain subsidiaries of the Company are parties to a $250.0 million revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment, which is scheduled to mature in September 2024. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the facility accrue interest at an alternate base rate plus applicable margin not to exceed 1.00%. As of June 30, 2023, there was no balance outstanding under the revolving credit facility.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Company’s CLO borrowings were $419.9 million and $421.7 million at June 30, 2023 and December 31, 2022, respectively. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of June 30, 2023, $402.4 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 6 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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
Our accrued performance allocations by segment as of June 30, 2023, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$4,863.0	$(18.4)	$4,844.6
Global Credit	238.0	(22.5)	215.5
Global Investment Solutions	1,430.8	—	1,430.8
Total	$6,531.8	$(40.9)	$6,490.9
Plus: Accrued performance allocations from NGP Carry Funds			599.4
Less: Net accrued performance allocations presented as fee related performance revenues			(13.4)
Less: Accrued performance allocation-related compensation			(3,363.2)
Plus: Receivable for giveback obligations from current and former employees			10.1
Less: Deferred taxes on certain foreign accrued performance allocations			(27.2)
Plus: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			5.6
Plus: Net accrued performance allocations attributable to Consolidated Funds, eliminated in consolidation			8.3
Net accrued performance revenues before timing differences			3,710.5
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			(28.4)
Net accrued performance revenues attributable to The Carlyle Group Inc.			$3,682.1

The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of June 30, 2023, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)						Net Accrued Performance Revenues
	Quarter-to-Date		Year-to-Date		Last Twelve Months
	Q2 2022	Q2 2023	Q2 2022	Q2 2023	Q2 2022	Q2 2023
Overall Carry Fund Appreciation/(Depreciation)	3%	2%	9%	4%	22%	5%
Global Private Equity(2):							$3,122.8
Corporate Private Equity	—%	1%	3%	2%	13%	5%	1,916.1
Real Estate	4%	1%	15%	1%	37%	2%	273.2
Infrastructure & Natural Resources	13%	3%	35%	3%	52%	13%	934.5

Global Credit Carry Funds	2%	2%	1%	5%	6%	7%	121.7

Global Investment Solutions Carry Funds	5%	2%	9%	7%	27%	4%	437.6

Net Accrued Performance Revenues							$3,682.1
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
Investments as of June 30, 2023 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,714.7	$971.1	$3,685.8
Less: Amounts attributable to non-controlling interests in consolidated entities	(171.6)	—	(171.6)
Plus: Investments in Consolidated Funds, eliminated in consolidation	235.0	—	235.0
Less: Strategic equity method investments in NGP Management	—	(371.6)	(371.6)
Less: Investment in NGP general partners - accrued performance allocations	—	(599.5)	(599.5)
Total investments attributable to The Carlyle Group Inc.	$2,778.1	$—	$2,778.1
(1) See Note 4 to our unaudited condensed consolidated financial statements.

Our investments as of June 30, 2023, can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$858.8
Global Credit funds(2)	1,011.5
Global Investment Solutions funds	218.0
Total investments in Carlyle Funds, excluding CLOs	2,088.3
Investments in CLOs	554.4
Other investments	135.4
Total investments attributable to The Carlyle Group Inc.	2,778.1
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc.(3)	(402.4)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$2,375.7
(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Includes the Company’s indirect investment in Fortitude through Carlyle FRL, a Carlyle-affiliated investment fund, as discussed in Note 4 to the consolidated financial statements. This investment has a carrying value of $582.5 million as of June 30, 2023.
(3) Of the $419.9 million in total CLO borrowings as of June 30, 2023 and as disclosed in Note 6 to the consolidated financial statements, $402.4 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $17.5 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
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
•repurchase our common stock.

Common Stockholder Dividends. Under our dividend policy for our common stock, our intention is to pay dividends to holders of our common stock in an amount of $0.35 per common share on a quarterly basis ($1.40 annually), commencing with the first quarter 2023 dividend paid in May 2023. Prior to the first quarter 2023 dividend, we paid dividends to holders of our common stock in an amount of $0.325 per share of common stock ($1.30 annually). For U.S. federal income tax purposes, any dividends we pay generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, with any excess dividends treated as return of capital to the extent of the stockholder’s basis. The declaration and payment of dividends to holders of our common stock will be at the sole discretion of our Board of Directors and in compliance with applicable law, and our dividend policy may be changed at any time.
With respect to distribution year 2023, the Board of Directors has declared a dividend to common stockholders totaling approximately $253.3 million, or $0.70 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2023
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2023	$0.35	$126.7	May 16, 2023	May 23, 2023
Q2 2023	0.35	126.6	August 15, 2023	August 23, 2023
Total	$0.70	$253.3

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

Dividends to common stockholders paid during the six months ended June 30, 2023 totaled $245.1 million, representing the amount paid in March 2023 of $0.325 per common share in respect of the fourth quarter of 2022. Dividends to common stockholders paid during the six months ended June 30, 2022 totaled $207.1 million, representing the amount paid in February 2022 of $0.25 per common share in respect of the fourth quarter of 2021.
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

Since our inception through June 30, 2023, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of June 30, 2023, consisted of the following (Dollars in millions):

Asset Class	Unfunded Commitment
Global Private Equity	$3,296.1
Global Credit	425.1
Global Investment Solutions	189.9
Total	$3,911.1
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
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of June 30, 2023, we had no unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Repurchase Program. In October 2021, our Board of Directors authorized the repurchase of up to $400 million of common stock, which replaced a repurchase authorization provided in February 2021 effective January 1, 2022. In February 2023, the Board of Directors replenished the repurchase program and expanded the limit to $500 million of common stock in aggregate, effective March 31, 2023. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. During the six months ended June 30, 2023, we paid an aggregate of $160.8 million to repurchase and retire approximately 5.2 million shares of common stock with all of the repurchases done via open market and brokered transactions. As of June 30, 2023, $440.0 million of repurchase capacity remained under the program.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Statements of Cash Flows Data
Net cash used in operating activities, including investments in Carlyle funds	$(849.0)	$(558.5)
Net cash used in investing activities	(55.3)	(635.8)
Net cash provided by financing activities	408.0	75.9
Effect of foreign exchange rate changes	10.5	(46.9)
Net change in cash, cash equivalents and restricted cash	$(485.8)	$(1,165.3)

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
Cash flows provided by (used in) operating activities during the six months ended June 30, 2023 and 2022, excluding the activities of our Consolidated Funds, were $74.2 million and $(113.7) million, respectively. Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative and other expenses. During the six months ended June 30, 2023 and 2022, cash inflows impacting net cash used in operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $1.6 billion and $1.8 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $1.3 billion and $1.4 billion for the six months ended June 30, 2023 and 2022, respectively, which includes payment of 2022 and 2021 year-end bonuses paid in January 2023 and 2022, respectively, as well as realized performance allocations related compensation paid during the six months ended June 30, 2023 and 2022. Operating outflows during the six months ended June 30, 2023 also included a $68.6 million payment relating to the Carlyle Aviation Partners earn-out and a $20.3 million payment to the former Carlyle Holdings unitholders related to amounts owed under the tax receivable agreement.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the six months ended June 30, 2023, investment proceeds were $137.2 million as compared to purchases of $126.5 million, which included our $50 million follow-on investment in Carlyle FRL. During the six months ended June 30, 2022, investment proceeds were $287.1 million as compared to purchases of $456.8 million, which included our $200 million investment in iStar through our real estate credit fund and our $49 million follow-on investment in Carlyle FRL.
The net cash provided by operating activities for the six months ended June 30, 2023 and 2022 also reflects the investment activity of our Consolidated Funds. For the six months ended June 30, 2023, purchases of investments by the Consolidated Funds were $1.7 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $0.9 billion. For the six months ended June 30, 2022, purchases of investments by the Consolidated Funds were $2.0 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1.6 billion.
Net Cash Used In Investing Activities. Our investing activities generally reflect cash used for acquisitions, fixed assets, software for internal use, and corporate treasury investments. For the six months ended June 30, 2023, cash used in investing activities principally reflects purchases of corporate treasury investments of $145.2 million, partially offset by proceeds from corporate treasury investments of $122.4 million. Purchases of fixed assets were $32.5 million and $17.4 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2022, cash used in investing activities principally reflects purchases of intangible assets and net CLO investments from the CBAM transaction of $618.4 million.
Net Cash Used in Financing Activities. Net cash used in financing activities during the six months ended June 30, 2023 and 2022, excluding the activities of our Consolidated Funds, was $513.0 million and $372.6 million, respectively. During the six months ended June 30, 2023 and 2022, we made no borrowings or repayments under the revolving credit facilities. We also paid $68.8 million and $68.8 million in January 2023 and 2022, respectively, representing the fourth and third annual installments of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion.
Dividends paid to our common stockholders were $245.1 million and $207.1 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, we paid $160.8 million and $105.3 million, respectively, to repurchase and retire 5.2 million and 2.4 million shares, respectively.
The net borrowings (payments) on loans payable by our Consolidated Funds during the six months ended June 30, 2023 and 2022 were $876.1 million and $405.9 million, respectively. Contributions from non-controlling interest holders were $55.5 million and $166.9 million for the six months ended June 30, 2023 and 2022, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the six months ended June 30, 2023 and 2022, distributions to non-controlling interest holders were $34.1 million and $156.6 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $21.4 billion at June 30, 2023, flat compared to December 31, 2022, as the decrease in Investments, including performance allocations of $0.6 billion and the decrease in Cash and cash equivalents of $0.5 billion were largely offset by an increase in Investments in Consolidated Funds of $0.6 billion and an increase in Cash and cash equivalents held by Consolidated Funds of $0.3 billion. The decrease in Investments, including performance allocations was primarily due to a decrease in accrued performance allocations, reflecting year-to-date realizations as well as performance allocation reversals in certain funds, which more than offset the impact of 4% appreciation in our carry funds year-to-date. Refer to “—Cash Flows” for details on the decrease in Cash and cash equivalents. Cash and cash equivalents were approximately $0.9 billion and $1.4 billion at June 30, 2023 and December 31, 2022, respectively.
Total liabilities were $14.7 billion at June 30, 2023, an increase of $0.2 billion from December 31, 2022. The increase in liabilities was primarily attributable to an increase in Loans payable to Consolidated Funds and an increase in Other liabilities of Consolidated Funds, partially offset by a decrease in accrued compensation and benefits of $0.5 billion as well as decreases in Deferred tax liabilities, Due to affiliates, and Accounts payable, accrued expenses and other liabilities. The decrease in Accrued compensation and benefits was primarily due to reversals of accrued compensation related to a decrease in performance allocations, as well as payments of year-end bonuses in the first quarter and the Carlyle Aviation Partners earn-out payment. The decrease in Deferred tax liabilities was primarily driven by a decrease in accrued performance allocations and the tax of impact of an increase in equity-based compensation expense, partially offset by the tax impact of an increase in intangibles amortization. The decrease in amounts due to affiliates was primarily driven by the fourth installment of deferred consideration to the former Carlyle Holdings unitholders as well as tax receivable agreement payments made in the first quarter of 2023.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At June 30, 2023, our total assets without the effect of the Consolidated Funds were $13.8 billion, including cash and cash equivalents of $0.9 billion and net accrued performance revenues of $3.7 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2023 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Jul. 1, 2023 to Dec. 31, 2023	2024-2025	2026-2027	Thereafter	Total
	(Dollars in millions)
Debt obligations(1)	$—	$18.1	$56.0	$2,224.3	$2,298.4
Interest payable(2)	60.1	233.5	221.8	1,795.3	2,310.7
Other consideration(3)	50.3	205.4	36.0	18.0	309.7
Operating lease obligations(4)	34.3	128.9	122.0	346.5	631.7
Capital commitments to Carlyle funds(5)	3,911.1	—	—	—	3,911.1
Tax receivable agreement payments(6)	—	6.9	11.6	61.1	79.6
Loans payable of Consolidated Funds(7)	181.3	720.3	719.3	8,344.2	9,965.1
Unfunded commitments of the CLOs(8)	3.0	—	—	—	3.0
Consolidated contractual obligations	4,240.1	1,313.1	1,166.7	12,789.4	19,509.3
Loans payable of Consolidated Funds(7)	(181.3)	(720.3)	(719.3)	(8,344.2)	(9,965.1)
Capital commitments to Carlyle funds(5)	(3,250.5)	—	—	—	(3,250.5)
Unfunded commitments of the CLOs(8)	(3.0)	—	—	—	(3.0)
Carlyle Operating Entities contractual obligations	$805.3	$592.8	$447.4	$4,445.2	$6,290.7
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
(2)The interest rates on the debt obligations as of June 30, 2023 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 4.69% to 11.63% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
(3)These obligations represent our estimate of amounts to be paid on the contingent cash obligations associated with our acquisitions of Carlyle Aviation Partners and Abingworth, deferred consideration related to our strategic investment in Fortitude, and other obligations. These obligations also include the deferred payment obligations to former holders of the Carlyle Holdings partnership units. In connection with the Conversion, former holders of Carlyle Holdings partnership units will receive cash payments aggregating to approximately $344 million, which is equivalent to $1.50 per Carlyle Holdings partnership unit exchanged in the Conversion, payable in five annual installments of $0.30, the fourth of which occurred during the first quarter of 2023. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the Company and its subsidiaries, and do not bear interest.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of June 30, 2023, at spreads to market rates pursuant to the debt agreements, and range from 1.15% to 13.85%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $41.3 million at June 30, 2023 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Abingworth, which are accounted for as compensation expense, and are accrued over the service period. If earned, payments are made in the year following the performance year to which the payments relate. For our acquisition of Abingworth, the contingent cash obligations relate to future incentive payments of up to $130.0 million that are payable upon the achievement of certain performance targets during 2023 through 2028, which is the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Abingworth as of June 30, 2023. There are no amounts recognized on the balance sheet related to these contingent cash obligations as of June 30, 2023.
In connection with our acquisition of Carlyle Aviation Partners, we had contingent cash payments related to an earn-out of up to $150.0 million that were payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025. Through December 31, 2022, we paid $53.6 million related to this earn-out. During the first quarter of 2023, we entered into a termination and settlement agreement with respect to the earn-out, pursuant to which we paid $68.6 million, and will pay an aggregate $2.4 million in installments in 2024 and 2025.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our unaudited condensed consolidated financial statements as of June 30, 2023. See Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to indemnifications.
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Carlyle Common Stock
A rollforward of our common stock outstanding from December 31, 2022 through June 30, 2023 is as follows:

	Shares as of December 31, 2022	Shares Issued	Shares Forfeited	Shares Repurchased / Retired	Shares as of June 30, 2023
The Carlyle Group Inc. common shares	362,298,650	2,815,080	—	(5,161,618)	359,952,112
Shares of The Carlyle Group Inc. common stock issued during the period from December 31, 2022 through June 30, 2023 relate to the vesting of the Company’s restricted stock units.
The total shares as of June 30, 2023 as shown above exclude approximately 1.7 million net common shares in connection with the vesting of restricted stock units subsequent to June 30, 2023 that will participate in the common shareholder dividend that will be paid August 23, 2023.
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
There was no material change in our market risks during the six months ended June 30, 2023. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended June 30, 2023 for the periods indicated:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
April 1, 2023 to April 30, 2023 (1)	—	$—	—	$500.0
May 1, 2023 to May 31, 2023 (1)(2)	1,316,110	$26.59	1,316,110	$465.0
June 1, 2023 to June 30, 2023 (1)(2)	846,695	$29.53	846,695	$440.0
Total	2,162,805		2,162,805

(1)On October 28, 2021, we announced that the Board of Directors of the Company authorized the repurchase of up to $400.0 million of common stock in the aggregate, effective January 1, 2022. In February 2023, the Board of Directors replenished the repurchase program and expanded the limit to $500 million of common stock in aggregate, effective March 31, 2023. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
(2)All of the shares of common stock purchased during this period were purchased in open market and brokered transactions and were subsequently retired.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Trading Arrangements
On May 10, 2023, each of Charles E. Andrews, Jr., Chief Accounting Officer, Curtis L. Buser, Chief Financial Officer, Christopher Finn, Chief Operating Officer, Bruce M. Larson, Chief Human Resources Officer, and on May 11, 2023, Jeffrey W. Ferguson, General Counsel (Messrs. Andrews, Buser, Finn, Larson, and Ferguson, collectively, the “officers”), entered into “sell-to-cover” arrangements that constitute non-Rule 10b5-1 trading arrangements. Such trading arrangements authorized the pre-arranged sale of shares solely to satisfy the tax withholding obligations of the Company arising from the vesting, on August 1, 2023, of 13,407; 51,754; 51,754; 26,878; and 24,002 restricted stock units, respectively, previously granted to the officers under The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan. The trading arrangements were entered into by the officers during an open trading window and will terminate following the completion of the applicable “sell-to-cover” transactions.

Item 6.     Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2023).

3.2	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.1†+	The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2023).

10.2*+	Form of Global Restricted Stock Unit Agreement for Time-Based Awards to Non-Employee Directors.

22*	Senior and Subordinated Notes, Issuers and Guarantors.

31.1*	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1*	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
†	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules to the SEC upon request.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group Inc.

Date: August 02, 2023	By:	/s/ Curtis L. Buser
	Name:	Curtis L. Buser
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)