Form 10-Q
period 2023-09-30
Carlyle Group Inc.
filed 2023-11-07
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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
As of November 3, 2023, there were 360,795,648 shares of common stock of the registrant outstanding.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements related to our expectations, estimates, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions and statements that are not historical facts, including our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, and our dividend policy. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties, and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described in this report and under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 9, 2023, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments, or otherwise, except as required by applicable law.

Website and Social Media Disclosure
We use our website (www.carlyle.com), our corporate Facebook page (www.facebook.com/onecarlyle), our corporate X account (@OneCarlyle or www.twitter.com/onecarlyle), our corporate Instagram account (@onecarlyle or www.instagram.com/onecarlyle), our corporate LinkedIn account (www.linkedin.com/company/the-carlyle-group), our corporate YouTube channel (www.youtube.com/user/onecarlyle), and our corporate WeChat account (ID: gh_3e34f090ec20) as channels of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at www.carlyle.com. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Carlyle when you enroll your email address by visiting the “Email Alerts” section at http://ir.carlyle.com/email-alerts. The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q and are not incorporated by reference herein.

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
(c)the amount of aggregate fee-earning collateral balance of our CLOs and other securitization vehicles, as defined in the fund indentures (pre-2020 CLO vintages are generally exclusive of equities and defaulted positions) as of the quarterly cut-off date;
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
“Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) our Interval Fund (“CTAC”) and (e) our retail-oriented product Carlyle AlpInvest Private Markets Fund (“CAPM”).
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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$1,267.7	$1,360.7
Cash and cash equivalents held at Consolidated Funds	352.3	209.0
Restricted cash	4.5	0.8
Corporate treasury investments	57.3	20.0
Investments, including accrued performance allocations of $6,209.2 million and $7,117.7 million as of September 30, 2023 and December 31, 2022, respectively	9,974.7	10,767.9
Investments of Consolidated Funds	7,059.2	6,894.4
Due from affiliates and other receivables, net	688.3	579.4
Due from affiliates and other receivables of Consolidated Funds, net	131.7	101.9
Fixed assets, net	154.8	139.9
Lease right-of-use assets, net	337.4	337.0
Deposits and other	119.9	78.4
Intangible assets, net	796.0	897.8
Deferred tax assets	13.5	15.8
Total assets	$20,957.3	$21,403.0
Liabilities and equity
Debt obligations	$2,275.5	$2,271.7
Loans payable of Consolidated Funds	6,419.2	5,905.2
Accounts payable, accrued expenses and other liabilities	263.5	369.2
Accrued compensation and benefits	3,694.4	4,320.9
Due to affiliates	290.0	362.5
Deferred revenue	413.8	126.4
Deferred tax liabilities	276.2	402.7
Other liabilities of Consolidated Funds	279.9	279.3
Lease liabilities	496.0	502.9
Accrued giveback obligations	44.0	40.9
Total liabilities	14,452.5	14,581.7
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (360,719,374 and 362,298,650 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	3.6	3.6
Additional paid-in-capital	3,337.8	3,138.5
Retained earnings	2,902.6	3,401.1
Accumulated other comprehensive loss	(323.9)	(322.2)
Non-controlling interests in consolidated entities	584.7	600.3
Total equity	6,504.8	6,821.3
Total liabilities and equity	$20,957.3	$21,403.0

See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Fund management fees	$502.6	$535.9	$1,511.2	$1,532.9
Incentive fees	21.1	15.1	61.9	42.6
Investment income (loss)
Performance allocations	(118.3)	298.1	(204.3)	1,346.2
Principal investment income	100.6	124.2	105.1	500.5
Total investment income (loss)	(17.7)	422.3	(99.2)	1,846.7
Interest and other income	57.9	35.5	152.1	92.5
Interest and other income of Consolidated Funds	152.7	79.7	411.7	204.6
Total revenues	716.6	1,088.5	2,037.7	3,719.3
Expenses
Compensation and benefits
Cash-based compensation and benefits	267.6	251.4	798.4	779.7
Equity-based compensation	64.4	54.2	186.8	139.3
Performance allocations and incentive fee related compensation	(53.9)	163.5	(40.4)	741.2
Total compensation and benefits	278.1	469.1	944.8	1,660.2
General, administrative and other expenses	143.0	149.2	470.7	387.2
Interest	31.4	27.3	91.8	82.0
Interest and other expenses of Consolidated Funds	102.5	53.7	298.3	137.1
Other non-operating expenses	0.1	0.3	0.2	0.8
Total expenses	555.1	699.6	1,805.8	2,267.3
Other income (loss)
Net investment income (loss) of Consolidated Funds	(9.3)	(30.3)	9.9	(51.0)
Income before provision for income taxes	152.2	358.6	241.8	1,401.0
Provision for income taxes	41.2	76.2	68.2	274.9
Net income	111.0	282.4	173.6	1,126.1
Net income attributable to non-controlling interests in consolidated entities	29.7	1.6	90.0	28.3
Net income attributable to The Carlyle Group Inc.	$81.3	$280.8	$83.6	$1,097.8
Net income attributable to The Carlyle Group Inc. per common share (see Note 12)
Basic	$0.23	$0.77	$0.23	$3.04
Diluted	$0.22	$0.77	$0.23	$3.00
Weighted-average common shares
Basic	360,568,375	362,895,064	361,583,260	360,657,999
Diluted	363,655,647	366,787,149	364,092,860	365,389,217
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$111.0	$282.4	$173.6	$1,126.1
Other comprehensive income (loss)
Foreign currency translation adjustments	(24.1)	(91.8)	4.9	(219.3)
Defined benefit plans
Unrealized loss for the period	(0.9)	(0.2)	(0.9)	(4.7)
Less: reclassification adjustment for gain (loss) during the period, included in cash-based compensation and benefits expense	(0.1)	0.2	(0.2)	0.7
Other comprehensive income (loss)	(25.1)	(91.8)	3.8	(223.3)
Comprehensive income	85.9	190.6	177.4	902.8
Comprehensive income (loss) attributable to non-controlling interests in consolidated entities	29.2	(11.3)	95.5	(2.8)
Comprehensive income attributable to The Carlyle Group Inc.	$56.7	$201.9	$81.9	$905.6
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at June 30, 2023	360.0	$3.6	$3,266.5	$2,992.9	$(299.3)	$680.9	$6,644.6
Shares repurchased	(1.3)	—	—	(42.9)	—	—	(42.9)
Equity-based compensation	—	—	68.9	—	—	—	68.9
Shares issued for equity-based awards	2.0	—	—	—	—	—	—
Dividend-equivalent rights on certain equity-based awards	—	—	2.4	(2.4)	—	—	—
Deconsolidation of a Consolidated Entity	—	—	—	—	—	(103.3)	(103.3)
Contributions	—	—	—	—	—	43.5	43.5
Dividends and distributions	—	—	—	(126.3)	—	(65.6)	(191.9)
Net income (loss)	—	—	—	81.3	—	29.7	111.0
Currency translation adjustments	—	—	—	—	(23.6)	(0.5)	(24.1)
Defined benefit plans, net	—	—	—	—	(1.0)	—	(1.0)
Balance at September 30, 2023	360.7	$3.6	$3,337.8	$2,902.6	$(323.9)	$584.7	$6,504.8

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2022	362.3	$3.6	$3,138.5	$3,401.1	$(322.2)	$600.3	$6,821.3
Shares repurchased	(6.5)	—	—	(203.7)	—	—	(203.7)
Equity-based compensation	—	—	192.3	—	—	—	192.3
Shares issued for equity-based awards	4.9	—	—	—	—	—	—
Dividend-equivalent rights on certain equity-based awards	—	—	7.0	(7.0)	—	—	—
Deconsolidation of a Consolidated Entity	—	—	—	—	—	(110.4)	(110.4)
Contributions	—	—	—	—	—	99.0	99.0
Dividends and distributions	—	—	—	(371.4)	—	(99.7)	(471.1)
Net income	—	—	—	83.6	—	90.0	173.6
Currency translation adjustments	—	—	—	—	(0.6)	5.5	4.9
Defined benefit plans, net	—	—	—	—	(1.1)	—	(1.1)
Balance at September 30, 2023	360.7	$3.6	$3,337.8	$2,902.6	$(323.9)	$584.7	$6,504.8

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

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$173.6	$1,126.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	137.0	102.7
Equity-based compensation	186.8	139.3
Non-cash performance allocations and incentive fees, net	427.3	184.1
Non-cash principal investment income	(91.6)	(483.8)
Other non-cash amounts	8.1	(27.4)
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(262.7)	319.3
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	252.8	(268.3)
Purchases of investments by Consolidated Funds	(2,321.1)	(3,090.1)
Proceeds from sale and settlements of investments by Consolidated Funds	1,693.8	2,418.4
Non-cash interest income, net	(21.2)	(7.6)
Change in cash and cash equivalents held at Consolidated Funds	(178.1)	(29.5)
Change in other receivables held at Consolidated Funds	(30.2)	15.8
Change in other liabilities held at Consolidated Funds	9.3	(380.1)
Purchases of investments	(221.3)	(559.6)
Proceeds from the sale of investments	338.4	388.3
Payments of contingent consideration	(68.6)	(5.7)
Changes in deferred taxes, net	(103.3)	(2.3)
Change in due from affiliates and other receivables	16.7	(62.6)
Change in deposits and other	(38.5)	(12.8)
Change in accounts payable, accrued expenses and other liabilities	(101.8)	(27.7)
Change in accrued compensation and benefits	(128.3)	(265.3)
Change in due to affiliates	(8.8)	2.4
Change in lease right-of-use assets and lease liabilities	(7.5)	(7.0)
Change in deferred revenue	290.0	274.9
Net cash used in operating activities	(49.2)	(258.5)
Cash flows from investing activities
Purchases of corporate treasury investments	(187.3)	(69.6)
Proceeds from corporate treasury investments	152.4	—
Purchases of fixed assets, net	(49.6)	(25.0)
Purchase of Abingworth, net of cash acquired	—	(150.2)
Purchase of CBAM intangibles and investments, net	—	(618.4)
Net cash used in investing activities	(84.5)	(863.2)
Cash flows from financing activities
Payments on CLO borrowings	(7.3)	(8.9)
Proceeds from CLO borrowings, net of financing costs	10.0	55.2
Net borrowings on loans payable of Consolidated Funds	777.2	449.4
Dividends to common stockholders	(371.4)	(325.4)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	99.0	282.1
Distributions to non-controlling interest holders	(99.7)	(173.5)
Common shares issued for performance allocations	—	38.9
Common shares repurchased	(203.7)	(146.9)
Change in due to/from affiliates financing activities	(82.7)	(13.2)
Net cash provided by financing activities	52.6	88.9
Effect of foreign exchange rate changes	(8.2)	(79.8)
Decrease in cash, cash equivalents and restricted cash	(89.3)	(1,112.6)
Cash, cash equivalents and restricted cash, beginning of period	1,361.5	2,475.1
Cash, cash equivalents and restricted cash, end of period	$1,272.2	$1,362.5
Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM and Abingworth	$—	$219.5
Net asset impact of deconsolidation of Consolidated Funds	$(110.4)	$—

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,267.7	$1,361.9
Restricted cash	4.5	0.6
Total cash, cash equivalents and restricted cash, end of period	$1,272.2	$1,362.5
Cash and cash equivalents held at Consolidated Funds	$352.3	$177.2
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
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.
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
As of September 30, 2023, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $7.6 billion and $6.7 billion, respectively. As of December 31, 2022, assets and liabilities of the consolidated VIEs reflected in the unaudited condensed consolidated balance sheets were $7.2 billion and $6.2 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees and contingent incentive fees have been eliminated as intercompany transactions. As of September 30, 2023, the Company held $115.9 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include certain investment funds in our Global Private Equity segment that are accounted for as consolidated VIEs due to the Company providing financing to bridge investment purchases. As of September 30, 2023, the Company held $309.8 million of notes receivable from these investment funds which represents its maximum risk of loss. The Company’s Consolidated Funds also include certain funds in our Global Credit and Global Investment Solutions segments that are accounted for as consolidated VIEs due to the Company having a significant indirect interest in these funds via the Company’s investment in Fortitude.
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
The assets recognized in the Company’s unaudited condensed consolidated balance sheets related to the Company’s variable interests in these non-consolidated VIEs were as follows:

	As of
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Investments	$1,110.7	$1,124.0
Accrued performance allocations	457.0	406.0
Management fee receivables	46.7	49.6
Total	$1,614.4	$1,579.6
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of September 30, 2023 and December 31, 2022.
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
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.4% to 0.5% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are generally due quarterly in arrears based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The Company will receive management fees for the CLOs, which is generally five to ten years after issuance, including after the CLO redemption date up until all eligible assets are disposed of or at such time the collateral manager waives fees as its discretion. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 1.0% of capital under management to 1.5% of gross assets, excluding cash and cash equivalents. Management fees for Carlyle Tactical Private Credit (“CTAC”) are due monthly in arrears at the annual rate of 1.0% of the month-end value of the CTAC’s net assets. Carlyle Aviation Partners’ funds have varying management fee arrangements depending on the strategy of the particular fund. Under the strategic advisory services agreement with Fortitude, the Company earns a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability and which is due quarterly in arrears.
Management fees for the Company’s carry fund vehicles in the Global Investment Solutions segment generally range from 0.25% to 1.0% of the vehicle’s capital commitments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period, the management fees generally range from 0.25% to 1.0% on (i) the net invested capital, (ii) the lower of cost or net asset value of the capital invested, or (iii) the net asset value for unrealized investments. Management fees for the Global Investment Solutions carry fund vehicles are generally due quarterly in advance and recognized over the related quarter.
The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. The Company is generally required to offset its fund management fees earned by a percentage of the transaction and advisory fees earned, which is referred to as the “rebate offset,” which generally ranges from 80% to 100%. The Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of $9.4 million and $34.5 million for the three months ended September 30, 2023 and 2022, respectively, and $39.3 million and $92.3 million for the nine months ended September 30, 2023 and 2022, respectively, net of rebate offsets as defined in the respective partnership agreements.

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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return, and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of September 30, 2023 and December 31, 2022, the Company has accrued $44.0 million and $40.9 million, respectively, for giveback obligations.
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying unaudited condensed consolidated statements of operations. Interest income of the Consolidated Funds was $135.2 million and $72.5 million for the three months ended September 30, 2023 and 2022, respectively, and $367.1 million and $188.2 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in interest and other income of Consolidated Funds in the accompanying unaudited condensed consolidated statements of operations.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees earned is due to employees and advisors of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As of September 30, 2023 and December 31, 2022, the Company had recorded a liability of $3.2 billion and $3.6 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheets.
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
Investments, at Fair Value
Investments include (i) the Company’s ownership interests (typically general partner interests) in the Funds, including the Company’s investment in Fortitude (which are accounted for as equity method investments), (ii) the Company’s investment in NGP (which is accounted for as an equity method investment), (iii) the investments held by the Consolidated Funds (which are presented at fair value in the Company’s unaudited condensed consolidated financial statements), and (iv) certain credit-oriented investments, including investments in the CLOs and the preferred securities of Carlyle Secured Lending, Inc. (“CSL,” formerly known as “TCG BDC, Inc.,” the preferred securities of which are referred to as the “BDC Preferred Shares”) (which are accounted for as trading securities).
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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of September 30, 2023, $294.1 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the unaudited condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the unaudited condensed consolidated balance sheets. See Note 6 for additional information.
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
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. Deferred revenue also includes transaction and portfolio advisory fees received by the Company that are required to offset fund management fees pursuant to the related fund agreements. The increase in the deferred revenue balance for the nine months ended September 30, 2023 was primarily driven by cash payments received in advance of the Company satisfying its performance obligations, partially offset by revenues recognized that were included in the deferred revenue balance at the beginning of the period.
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of September 30, 2023 and December 31, 2022 were as follows:

	As of
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Currency translation adjustments	$(322.6)	$(322.0)
Unrealized losses on defined benefit plans	(1.3)	(0.2)
Total	$(323.9)	$(322.2)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the unaudited condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $19.6 million and $15.9 million for the three months ended September 30, 2023 and 2022, respectively, and $(2.8) million and $39.1 million for the nine months ended September 30, 2023 and 2022, respectively, are included in general, administrative and other expenses in the unaudited condensed consolidated statements of operations.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2023:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds(1):
Equity securities(2)	$—	$—	$369.7	$369.7
Bonds	—	—	478.7	478.7
Loans	—	—	5,746.8	5,746.8
	—	—	6,595.2	6,595.2
Investments in CLOs and other:
Investments in CLOs	—	—	524.7	524.7
Other investments(3)	41.2	42.7	81.8	165.7
	41.2	42.7	606.5	690.4
Corporate treasury investments:
Commercial paper and other	—	57.3	—	57.3
	—	57.3	—	57.3
Foreign currency forward contracts	—	0.3	—	0.3
Subtotal	$41.2	$100.3	$7,201.7	$7,343.2
Investments measured at net asset value				475.1
Total				$7,818.3
Liabilities
Loans payable of Consolidated Funds(4)(5)	$—	$—	$6,249.7	$6,249.7
Total	$—	$—	$6,249.7	$6,249.7

(1)This balance excludes $464.0 million related to investments of consolidated funds that are included in investments measured at net asset value.
(2)This balance includes $321.6 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs as of September 30, 2023.
(3)The Level III balance excludes $50.1 million related to three corporate investments in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to ASC 321, Investments – Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(4)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interest held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(5)Loans payable of Consolidated Funds balance excludes a $169.5 million revolving credit balance related to loans payable of Consolidated Funds.

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended September 30, 2023
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$487.6	$548.4	$5,858.4	$538.1	$81.5	$7,514.0
Deconsolidation of funds(1)	(18.4)	—	—	—	—	(18.4)
Purchases	6.3	56.4	465.7	1.0	—	529.4
Sales and distributions	(109.0)	(116.2)	(422.7)	(16.7)	(0.9)	(665.5)
Settlements	—	—	(172.3)	—	—	(172.3)
Realized and unrealized gains (losses), net
Included in earnings	3.2	5.2	113.0	17.2	1.2	139.8
Included in other comprehensive income	—	(15.1)	(95.3)	(14.9)	—	(125.3)
Balance, end of period	$369.7	$478.7	$5,746.8	$524.7	$81.8	$7,201.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(1.5)	$4.4	$117.0	$17.2	$0.3	$137.4
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(12.7)	$(90.9)	$(14.9)	$—	$(118.5)

	Financial Assets
	Nine Months Ended September 30, 2023
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$430.6	$594.9	$5,352.9	$526.1	$79.4	$6,983.9
Deconsolidation of funds(1)	(18.8)	—	(372.2)	—	—	(391.0)
Purchases	64.8	128.0	1,903.9	1.0	—	2,097.7
Sales and distributions	(109.0)	(244.5)	(857.7)	(37.4)	(2.6)	(1,251.2)
Settlements	—	(8.2)	(451.2)	—	—	(459.4)
Realized and unrealized gains (losses), net
Included in earnings	2.1	13.3	206.3	33.1	5.0	259.8
Included in other comprehensive income	—	(4.8)	(35.2)	1.9	—	(38.1)
Balance, end of period	$369.7	$478.7	$5,746.8	$524.7	$81.8	$7,201.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(2.8)	$7.1	$184.6	$33.1	$2.4	$224.4
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(5.1)	$(40.5)	$1.9	$—	$(43.7)

(1) As a result of the deconsolidation of one fund during the three and nine months ended September 30, 2023.

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended September 30,
	2023	2022
Balance, beginning of period	$6,383.9	$5,757.8
Borrowings	5.4	26.4
Paydowns	(2.0)	(1.8)
Sales	(156.2)	(193.9)
Realized and unrealized (gains) losses, net
Included in earnings	131.0	(40.8)
Included in other comprehensive income	(112.4)	(244.0)
Balance, end of period	$6,249.7	$5,303.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$132.9	$(41.3)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(112.1)	$(235.5)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Nine Months Ended September 30,
	2023	2022
Balance, beginning of period	$5,491.6	$5,811.0
Borrowings	875.2	1,597.7
Paydowns	(51.0)	(419.1)
Sales	(276.8)	(863.4)
Realized and unrealized (gains) losses, net
Included in earnings	252.7	(268.3)
Included in other comprehensive income	(42.0)	(554.2)
Balance, end of period	$6,249.7	$5,303.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$225.5	$(262.6)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(36.1)	$(567.0)
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of September 30, 2023:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	September 30, 2023
Assets
Investments of Consolidated Funds:
Equity securities	$3.8	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 337.17 (0.14)
	321.6	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
			Terminal Growth Rate	0% - 7% (5%)
		Comparable Multiple	EBITDA Multiple	12.7x - 12.7x (12.7x)
			TCF Multiple	23.8x - 23.8x (23.8x)
	44.3	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
			Terminal Growth Rate	0% - 7% (5%)
		Comparable Multiple	TCF Multiple	23.8x - 23.8x (23.8x)

Bonds	478.7	Consensus Pricing	Indicative Quotes (% of Par)	30 - 108 (88)
Loans	5,717.4	Consensus Pricing	Indicative Quotes (% of Par)	0 - 115 (96)
	10.9	Discounted Cash Flow	Discount Rates	7% - 16% (15%)
	9.6	Discounted Cash Flow	Discount Rates	19% - 19% (19%)
			Constant Prepayment Rate	10% - 10% (10%)
			Constant Default Rate	2% - 2% (2%)
			Recovery Rate	30% - 30% (30%)
	8.9	Other(1)	N/A	N/A
6,595.2
Investments in CLOs:
Senior secured notes	465.1	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	71 - 100 (96)
			Discount Margins (Basis Points)	155 - 1,600 (311)
			Default Rates	2% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
Subordinated notes and preferred shares	59.6	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	2 - 96 (42)
			Discount Rates	11% - 28% (22%)
			Default Rates	2% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
Other investments:
BDC preferred shares	79.3	Market Yield Analysis	Market Yields	11% - 11% (11%)
Aviation subordinated notes	2.5	Discounted Cash Flow	Discount Rates	21% - 21% (21%)
Total	$7,201.7
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$6,040.9	Other(2)	N/A	N/A
Subordinated notes and preferred shares	208.8	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	19 - 99 (41)
			Discount Rates	15% - 28% (19%)
			Default Rates	2% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
Total	$6,249.7

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
4. Investments
Investments consist of the following:

	As of
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Accrued performance allocations	$6,209.2	$7,117.7
Principal equity method investments, excluding performance allocations	3,008.3	2,922.0
Principal investments in CLOs	524.7	526.1
Other investments	232.5	202.1
Total	$9,974.7	$10,767.9

Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Global Private Equity	$4,510.4	$5,577.1
Global Credit	281.4	193.9
Global Investment Solutions	1,417.4	1,346.7
Total	$6,209.2	$7,117.7
Approximately 10% and 13% of accrued performance allocations at September 30, 2023 and December 31, 2022, respectively, are related to Carlyle Partners VI, L.P., one of the Company’s Global Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee related compensation (see Note 7), and accrued giveback obligations, which are separately presented in the unaudited condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Global Private Equity	$(18.4)	$(18.4)
Global Credit	(25.6)	(22.5)
Total	$(44.0)	$(40.9)

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

	As of
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Global Private Equity(1)	$1,806.2	$1,853.5
Global Credit(2)	975.8	974.2
Global Investment Solutions	226.3	94.3
Total	$3,008.3	$2,922.0
(1) The balance includes $954.6 million and $1,015.7 million as of September 30, 2023 and December 31, 2022, respectively, related to the Company’s equity method investments in NGP.
(2) As of September 30, 2023 and December 31, 2022, the balance includes $595.4 million and $646.0 million, respectively, related to the Company’s investment in Fortitude.
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
In March 2022, the Company raised $2.0 billion in third-party equity capital from certain investors in Carlyle FRL and T&D, and committed $100 million from the Company for additional equity capital in Fortitude. In May 2022, Fortitude called $1.1 billion of the capital raise. In connection with the capital raise and subsequent funding, the Company’s indirect ownership of Fortitude decreased from 19.9% to 13.5%. As a result of the dilution, the Company recorded a reduction in the carrying value of its equity method investment and corresponding loss of $176.9 million. In May 2023, Fortitude called the remaining $1 billion of the capital commitments and the Company’s indirect ownership of Fortitude further decreased from 13.5% to 10.5%. As a result of the dilution, the Company recorded an additional reduction in the carrying value of its equity method investment and corresponding loss of $104.0 million. As of September 30, 2023, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude at fair value, was $595.4 million, relative to equity invested of $564.7 million.
The Company has an asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of September 30, 2023, Fortitude Holdings and certain Fortitude reinsurance counterparties have committed approximately $11.3 billion of capital to-date to various Carlyle strategies. On April 1, 2022, the Company entered into a strategic advisory services agreement with certain

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

subsidiaries of Fortitude through a newly-formed investment advisor, Carlyle Insurance Solutions Management L.L.C. (“CISM”). Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Third party investors who participated in the March 2022 capital raise also made a minority investment in CISM, which is reflected as non-controlling interest in consolidated entities in the unaudited condensed consolidated financial statements.
Investment in NGP
The Company has equity interests in NGP Management Company, L.L.C. (“NGP Management”), the general partners of certain carry funds advised by NGP, and principal investments in certain NGP funds. The Company does not control NGP and accounts for its investments in NGP under the equity method of accounting, and includes these investments in the Global Private Equity segment. These interests entitle the Company to an allocation of income equal to 55.0% of the management fee related revenues of NGP Management which serves as the investment advisor to certain NGP funds as well as 47.5% (40% or 42.75% in the case of certain funds) of the performance allocations received by certain current and future NGP fund general partners.
The Company’s investments in NGP as of September 30, 2023 and December 31, 2022 are as follows:

	As of
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Investment in NGP Management	$372.9	$369.7
Investments in NGP general partners - accrued performance allocations	516.3	564.5
Principal investments in NGP funds	65.4	81.5
Total investments in NGP	$954.6	$1,015.7
Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.5% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee related revenues from NGP Management are primarily driven by NGP XII and NGP XI during the three and nine months ended September 30, 2023 and 2022.
The Company records investment income (loss) for its equity income allocation from NGP management fee related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the investment and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Management fee related revenues from NGP Management	$20.5	$18.1	$58.4	$52.7
Expenses related to the investment in NGP Management	(3.5)	(3.5)	(11.0)	(8.9)
Amortization of basis differences from the investment in NGP Management	—	(0.4)	—	(1.1)
Net investment income from NGP Management	$17.0	$14.2	$47.4	$42.7
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
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitle it to 47.5% (40% or 42.75% in the case of certain funds) of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its unaudited condensed consolidated statements of operations. The Company recognized $51.2 million and $81.6 million of net investment earnings related to these performance allocations for the three months ended September 30, 2023 and 2022, respectively. The Company recognized $87.7 million and $532.2 million of net investment earnings related to these performance allocations for the nine months ended September 30, 2023 and 2022, respectively.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The Company recognized net investment earnings (losses) related to principal investment income in its unaudited condensed consolidated statements of operations of $6.7 million and $9.6 million for the three months ended September 30, 2023 and 2022, respectively, and $10.6 million and $43.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of September 30, 2023 and December 31, 2022 were $524.7 million and $526.1 million, respectively, and consisted of investments in CLO senior and subordinated notes. A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 6). As of September 30, 2023 and December 31, 2022, other investments include the Company’s investment in the BDC Preferred Shares at fair value of $79.3 million and $76.9 million, respectively (see Note 9).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Performance allocations
Realized	$49.1	$770.5	$614.8	$1,579.0
Unrealized	(167.4)	(472.4)	(819.1)	(232.8)
	(118.3)	298.1	(204.3)	1,346.2
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	177.8	70.6	181.9	34.3
Unrealized	(85.2)	80.3	(94.9)	536.5
	92.6	150.9	87.0	570.8
Principal investment income (loss) from investments in CLOs and other investments
Realized	0.5	6.2	0.4	9.4
Unrealized(1)	7.5	(32.9)	17.7	(79.7)
	8.0	(26.7)	18.1	(70.3)
Total	$(17.7)	$422.3	$(99.2)	$1,846.7
(1) The nine months ended September 30, 2023 includes investment loss of $13.3 million associated with the remeasurement of a corporate investment resulting from observable price changes pursuant to ASC 321, Investments - Equity Securities.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The performance allocations included in revenues are derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Global Private Equity	$(188.2)	$237.2	$(519.6)	$1,106.4
Global Credit	45.3	27.2	116.4	(3.6)
Global Investment Solutions	24.6	33.7	198.9	243.4
Total	$(118.3)	$298.1	$(204.3)	$1,346.2
The following table summarizes the funds that are the primary drivers of performance allocations for the periods presented, as well as the total revenue recognized, including performance allocations as well as fund management fees and principal investment income:

Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(Dollars in millions)			(Dollars in millions)
Global Private Equity	Carlyle Partners VI, L.P.	$(148.5)	Global Private Equity	Carlyle Partners VII, L.P	$(374.9)
Global Private Equity	Carlyle Partners VII, L.P	(112.0)	Global Private Equity	Carlyle Partners VI, L.P.	(202.0)
Global Private Equity	Carlyle Asia Partners V, L.P.	60.4	Global Private Equity	Carlyle Asia Partners V, L.P.	(41.2)
			Global Credit	Carlyle Credit Opportunities Fund II, L.P.	96.5

Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(Dollars in millions)			(Dollars in millions)
Global Private Equity	Carlyle Europe Partners V, L.P.	$79.6	Global Private Equity	Carlyle Realty Partners VIII, L.P.	$259.1
Global Private Equity	Carlyle Power Partners II, L.P.	63.1	Global Private Equity	Carlyle Power Partners II, L.P.	198.1
Global Private Equity	Carlyle Partners VII, L.P.	(16.7)	Global Private Equity	Carlyle Asia Partners V, L.P.	11.1
Global Private Equity	Carlyle Asia Partners V, L.P	(29.3)	Global Private Equity	Carlyle Partners VI, L.P.	(340.4)

Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Global Private Equity	$77.2	$124.7	$157.8	$698.8
Global Credit	15.0	26.8	(79.4)	(134.6)
Global Investment Solutions	0.4	(0.6)	8.6	6.6
Total	$92.6	$150.9	$87.0	$570.8
Principal investment loss for Global Credit during the nine months ended September 30, 2023 includes an investment loss of $104.0 million on the Company’s equity method investment in Carlyle FRL related to the dilution of the Company’s indirect ownership in Fortitude from 13.5% to 10.5%. Principal investment loss for Global Credit during the nine months ended September 30, 2022 includes an investment loss of $176.9 million on the Company’s equity method investment in Carlyle FRL related to the dilution of the Company’s indirect ownership in Fortitude from 19.9% to 13.5%.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the nine months ended September 30, 2023, the Company formed two new CLOs for which the Company is the primary beneficiary. Investments in Consolidated Funds as of September 30, 2023 also include $321.6 million related to investments that have been bridged by the Company to an investment fund and is accounted for as a consolidated VIE.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Interest income from investments	$135.2	$72.5	$367.1	$188.2
Other income	17.5	7.2	44.6	16.4
Total	$152.7	$79.7	$411.7	$204.6

Net Investment Income (Loss) of Consolidated Funds
Net investment income (loss) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment income (loss) of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$121.6	$(71.2)	$262.7	$(319.3)
Gains (losses) from liabilities of CLOs	(130.9)	40.9	(252.8)	268.3
Total	$(9.3)	$(30.3)	$9.9	$(51.0)
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Realized gains (losses)	$(24.1)	$(9.3)	$(63.0)	$(13.1)
Net change in unrealized gains (losses)	145.7	(61.9)	325.7	(306.2)
Total	$121.6	$(71.2)	$262.7	$(319.3)

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Acquired contractual rights	$920.8	$920.2
Accumulated amortization	(228.6)	(126.3)
Finite-lived intangible assets, net	692.2	793.9
Goodwill	103.8	103.9
Intangible Assets, net	$796.0	$897.8
As discussed in Note 2, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and the ability to raise new funds. For the three and nine months ended September 30, 2023, the Company recorded no impairment losses. For the three months ended September 30, 2022, the Company recorded no impairment losses. For the nine months ended September 30, 2022, the Company recorded an impairment charge of $4.0 million on certain acquired contractual rights related to Carlyle Aviation Partners as a result of impaired income streams from aircraft under lease in Russia.
Intangible asset amortization expense was $36.7 million and $32.0 million for the three months ended September 30, 2023 and 2022, respectively, and $102.4 million and $70.7 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the U.S. dollar. Any corresponding currency translation is recorded in other comprehensive income.
The following table summarizes the expected amortization expense for 2023 through 2027 and thereafter (Dollars in millions):

Year ending December 31,
2023 (excluding the nine months ended September 30, 2023)	$32.7
2024	130.7
2025	130.6
2026	130.5
2027	120.4
Thereafter	147.3
$692.2

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The Company’s debt obligations consist of the following:

	September 30, 2023		December 31, 2022
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$425.0	$421.3	$421.7	$418.1
3.500% Senior Notes Due 9/19/2029	425.0	422.3	425.0	422.0
5.625% Senior Notes Due 3/30/2043	600.0	600.6	600.0	600.6
5.650% Senior Notes Due 9/15/2048	350.0	346.3	350.0	346.3
4.625% Subordinated Notes Due 5/15/2061	500.0	485.0	500.0	484.7
Total debt obligations	$2,300.0	$2,275.5	$2,296.7	$2,271.7

Senior Credit Facility
As of September 30, 2023, the senior credit facility, which was amended on April 29, 2022, included $1.0 billion in a revolving credit facility. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. The revolving credit facility is scheduled to mature on April 29, 2027, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (at September 30, 2023, the interest rate was 6.42%). The Company made no borrowings under the revolving credit facility during the three and nine months ended September 30, 2023 and there was no balance outstanding at September 30, 2023.
Global Credit Revolving Credit Facility
Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. In August 2023, certain subsidiaries of the Company entered into an amendment to the Global Credit Revolving Credit Facility to increase the capacity of the existing revolving line of credit from $250 million to $300 million (the “2027 Tranche Revolving Loans”) and extend the maturity date to occur in September 2027. This amendment also provides for a new tranche of revolving loans with a capacity of $200 million maturing in August 2024 (the “2024 Tranche Revolving Loans,” together with the 2027 Tranche Revolving Loans, the “Global Credit Revolving Credit Facility”). The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the credit facility. Principal amounts outstanding under the facility accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. The Company made no borrowings under the credit facility during the three and nine months ended September 30, 2023, and there was no balance outstanding as of September 30, 2023.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding September 30, 2023	Borrowing Outstanding December 31, 2022	Maturity Date (1)	Interest Rate as of September 30, 2023
February 28, 2017	$38.2	$38.7	September 21, 2029	5.55%	(2)
June 29, 2017	50.0	54.8	July 20, 2030	6.79%	(4)
December 6, 2017	42.7	43.8	January 15, 2031	6.95%	(5)
March 15, 2019	1.7	1.8	March 15, 2032	11.95%	(3)
August 20, 2019	3.8	3.9	August 15, 2032	8.52%	(3)
September 15, 2020	18.8	19.1	April 15, 2033	5.25%	(3)
January 8, 2021	19.7	19.9	January 15, 2034	6.16%	(3)
March 9, 2021	17.5	19.1	August 15, 2030	5.17%	(3)
March 30, 2021	17.8	18.0	March 15, 2032	5.55%	(3)
April 21, 2021	3.4	3.4	April 15, 2033	9.51%	(3)
May 21, 2021	14.8	15.0	November 17, 2031	5.15%	(3)
June 4, 2021	19.8	20.0	January 16, 2034	5.94%	(3)
June 10, 2021	1.3	1.3	November 17, 2031	6.63%	(3)
July 15, 2021	14.8	15.0	July 15, 2034	5.96%	(3)
July 20, 2021	19.7	20.0	July 20, 2031	5.98%	(3)
August 4, 2021	16.0	16.2	August 15, 2032	5.53%	(3)
October 27, 2021	23.0	23.3	October 15, 2035	6.07%	(3)
November 5, 2021	13.7	13.8	January 14, 2034	5.75%	(3)
January 6, 2022	19.8	20.1	February 15, 2035	6.16%	(3)
February 22, 2022	19.9	20.1	November 10, 2035	6.22%	(3)
July 13, 2022	16.7	16.9	January 13, 2035	6.99%	(3)
October 25, 2022	17.3	17.5	October 25, 2035	7.48%	(3)
September 5, 2023	14.6	—	August 28, 2031	5.27%	(3)
	$425.0	$421.7

(1)    Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)     Outstanding borrowing of €36.1 million; incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)    Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(4)    Incurs interest at SOFR plus 1.46%.
(5)    Incurs interest at SOFR plus 1.64%.

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended September 30, 2023 and 2022 was $6.8 million and $2.8 million, respectively. Interest expense for the nine months ended September 30, 2023 and 2022 was $17.8 million and $6.8 million, respectively. The fair value of the outstanding balance of the CLO term loans at September 30, 2023 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions provided a term loan to the Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (5.55% at September 30, 2023). As of September 30, 2023, €36.1 million ($38.2 million) was outstanding under the term loan.

Master Credit Agreement - Term Loans
The Company assumed liabilities under master credit agreements previously entered into by CBAM under which a financial institution provided term loans to CBAM for the purchase of eligible interests in CLOs (see Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022). Term loans issued under these master credit agreements are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans generally bear interest at SOFR plus a weighted average spread over SOFR on the CLO notes, which is due quarterly. As of September 30, 2023, term loans under these agreements had $92.7 million outstanding. The master credit agreements mature in July 2030 and January 2031, respectively. Prior to the third quarter of 2023, the interest rate base under these agreements was LIBOR.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a master credit facility agreement (the “Carlyle CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Each transaction entered into under the Carlyle CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of September 30, 2023, €216.1 million ($228.6 million) was outstanding under the Carlyle CLO Financing Facility. Additional borrowings may be made on terms agreed upon by the Company and the counterparty subject to the terms and conditions of the Carlyle CLO Financing Facility.
The Company assumed liabilities under a master credit facility agreement previously entered into by CBAM (the “CBAM CLO Financing Facility,” together with the Carlyle CLO Financing Facility, the “CLO Financing Facilities”) to finance a portion of the risk retention investments in certain European CLOs managed by CBAM (see Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022). The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CBAM CLO Financing Facility. Each transaction entered into under the CBAM CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of September 30, 2023, €61.9 million ($65.5 million) was outstanding under the CBAM CLO Financing Facility.
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

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Senior Notes
Certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended September 30,		Nine Months Ended September 30,
	Aggregate Principal Amount	September 30, 2023	December 31, 2022	2023	2022	2023	2022
3.500% Senior Notes Due 9/19/2029 (2)	$425.0	$381.0	$364.1	$3.8	$3.8	$11.5	$11.5
5.625% Senior Notes Due 3/30/2043 (3)	600.0	497.5	545.8	8.4	8.4	25.3	25.3
5.650% Senior Notes Due 9/15/2048 (4)	350.0	289.7	322.2	4.9	5.0	14.9	14.9
				$17.1	$17.2	$51.7	$51.7
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
As of September 30, 2023 and December 31, 2022, the fair value of the Subordinated Notes was $328.4 million and $323.8 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For both the three months ended September 30, 2023 and 2022, the Company incurred $5.9 million of interest expense on the Subordinated Notes. For both the nine months ended September 30, 2023 and 2022, the Company incurred $17.6 million of interest expense on the Subordinated Notes.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of September 30, 2023.
Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the CLOs. As of September 30, 2023 and December 31, 2022, the following borrowings were outstanding (Dollars in millions):

	As of September 30, 2023
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$6,102.5	$6,040.9	6.12%		9.22
Subordinated notes(1)	349.7	208.8	N/A	(3)	9.41
Total	$6,452.2	$6,249.7

	As of December 31, 2022
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(2)	$5,849.2	$5,303.3	3.97%		9.48
Subordinated notes(1)	234.0	188.3	N/A	(3)	9.69
Total	$6,083.2	$5,491.6

(1)Borrowing Outstanding as of September 30, 2023 and December 31, 2022 includes $169.4 million and $178.0 million, respectively, of revolving credit balances that are carried at amortized cost.
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
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of September 30, 2023 and December 31, 2022, the fair value of the CLO assets was $6.6 billion and $6.2 billion, respectively.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$3,182.4	$3,625.3
Accrued bonuses	384.8	466.6
Employment-based contingent cash consideration(1)	2.9	76.5
Accrued pension liability	8.6	9.5
Other(2)	115.7	143.0
Total	$3,694.4	$4,320.9
(1) The acquisition of Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners,” formerly known as Apollo Aviation Group) in December 2018 included an earn-out of up to $150.0 million that was payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025, which was accounted for as compensation expense. During the three months ended March 31, 2023, the Company entered into a termination and settlement agreement with respect to the earn-out, pursuant to which the Company paid $68.6 million, based on Carlyle Aviation’s performance, and will pay an aggregate $2.4 million in installments in 2024 and 2025. The acquisition of Abingworth LLP (“Abingworth”) in August 2022 included an earn-out of up to $130.0 million payable upon the achievement of certain revenue and earnings performance targets during 2023 through 2028, which is accounted for as compensation expense. As of September 30, 2023, $0.5 million has been accrued related to this earn-out. See Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the Abingworth acquisition.
(2) Includes accrued payroll and benefits, payroll-related taxes as well as $12.9 million and $26.7 million of realized performance allocations and incentive fee related compensation not yet paid to participants as of September 30, 2023 and December 31, 2022, respectively.
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Realized	$40.4	$377.0	$337.5	$776.7
Unrealized	(94.3)	(213.5)	(377.9)	(35.5)
Total	$(53.9)	$163.5	$(40.4)	$741.2
8. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments to entities within the following segments as of September 30, 2023 (Dollars in millions):

Unfunded Commitments
Global Private Equity	$3,023.8
Global Credit	426.4
Global Investment Solutions	165.2
Total	$3,615.4
Of the $3.6 billion of unfunded commitments, approximately $3.0 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of September 30, 2023, the Company had $93.0 million unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the Company are the guarantors of revolving credit facilities for certain funds in the Global Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the total of net asset value of the guarantor subsidiaries plus any uncalled capital of the applicable general partner, and was approximately $9.4 million as of September 30, 2023. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $44.0 million at September 30, 2023 was shown as accrued giveback obligations in the unaudited condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2023. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2). The Company had $10.1 million of unbilled receivables from former and current employees and senior Carlyle professionals as of September 30, 2023 related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $152.4 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of September 30, 2023. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying unaudited condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of September 30, 2023, approximately $20.3 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $23.7 million.
If, at September 30, 2023, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.6 billion, on an after-tax basis where applicable, of which approximately $0.7 billion would be the responsibility of current and former senior Carlyle professionals.
Leases
The Company’s leases primarily consist of operating leases for office space in various countries around the world, including its largest offices in Washington, D.C., New York City, London and Hong Kong. These leases have remaining lease terms of one year to 13 years, some of which include options to extend for up to five years and some of which include an option to terminate the leases within one year. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company assesses its lease right-of-use assets for impairment consistent with its impairment assessment of other long-lived assets.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$14.8	$14.0	$43.7	$42.0
Sublease income	(1.5)	(1.8)	(4.4)	(4.7)
Total operating lease cost	$13.3	$12.2	$39.3	$37.3

Cash paid for amounts included in the measurement of operating lease liabilities	$16.9	$15.8	$51.1	$47.8

Weighted-average remaining lease term			10.4 years	11.7 years
Weighted-average discount rate			4.3%	4.4%
Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2023 (excluding the nine months ended September 30, 2023)	$17.0
2024	65.5
2025	62.2
2026	60.1
2027	60.7
Thereafter	344.9
Total lease payments	$610.4
Less imputed interest	114.4
Total lease liabilities	$496.0
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
The Authentix Matter
Authentix, Inc. (“Authentix”) was a majority-owned portfolio company in one of the Company’s investment funds, Carlyle U.S. Growth Fund III, L.P. (“CGF III”). When Authentix was owned by CGF III, two of the Company’s employees served on Authentix’s board of directors. After a lengthy sale process, Authentix was sold for an aggregate sale price of $87.5 million. On August 7, 2020, certain of the former minority shareholders in Authentix filed suit in Delaware Chancery Court, alleging that the Authentix board of directors, CGF III, and the Company breached various fiduciary duties by agreeing to a sale of Authentix at an inopportune time and at a price that was too low. Plaintiffs seek damages for a portion of the lost profits from the sale—the difference between the actual sale price and the purported maximum amount for which Authentix could have sold, multiplied by plaintiff’s ownership percentage. Plaintiffs also seek disgorgement of any profits received by the Company stemming from the sale. A trial is tentatively scheduled to begin in Delaware in January 2024. The former directors of Authentix are covered by indemnification from Authentix and an Authentix insurance policy. The defendants intend to contest the claims vigorously.
The Tax Receivable Agreement Matter
The Company came into existence on January 1, 2020, when its predecessor, The Carlyle Group, L.P. (the “PTP”), converted from a partnership into a corporation (the “Conversion”). On July 29, 2022, an alleged stockholder of the Company,

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the City of Pittsburgh Comprehensive Municipal Trust Fund (the “Plaintiff”), filed suit in the Delaware Court of Chancery, alleging a direct claim against the Company for breach of its certificate of incorporation and a derivative claim on behalf of the Company against certain current and former officers and directors of the Company. Plaintiff challenges the receipt, by certain officers of the PTP and certain directors of the general partner of the PTP, of a right to cash payments associated with the elimination of a tax receivable agreement in connection with the Conversion. Plaintiff is seeking monetary damages, restitution, and an injunction preventing the Company from making any future cash payments for the elimination of the tax receivable agreement in connection with the Conversion. By virtue of the derivative nature of the primary claims (i.e., that the claims are aimed primarily at certain officers and directors), it is remote that the Company itself will pay material damage awards based on the Plaintiff’s claims, although the Company is expected to incur legal defense fees to the extent not covered by insurance. The defendants filed a motion to dismiss the complaint and expect the court to make a ruling on the motion by the end of 2023 or soon thereafter. The officer and director defendants intend to contest the claims vigorously.
SEC Investigation
As part of a sweep investigation of financial services and investment advisory firms, in October 2022, the Company received from the SEC a request for information related to the preservation of certain types of electronic business communications (e.g., text messages and messages on WhatsApp, WeChat, and similar applications). The Company intends to cooperate fully with the SEC’s inquiry. Given the uncertainty of factors that may potentially affect the resolution of the matter, the Company is unable at this time to estimate the reasonably possible loss or range of loss that may result from this matter.
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2023, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($20.0 million as of September 30, 2023) for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
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
9. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Accrued incentive fees	$21.9	$16.4
Unbilled receivable for giveback obligations from current and former employees	10.1	10.4
Notes receivable and accrued interest from affiliates	135.7	41.5
Management fee receivable, net	226.7	220.4
Reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	293.9	290.7
Total	$688.3	$579.4
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to management fees receivable from limited partners, advisory fees receivable and expenses paid on behalf of these entities. These costs represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

from affiliate accounts at interest rates ranging up to 7.02% as of September 30, 2023. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable include loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of September 30, 2023 and December 31, 2022 also include interest-bearing loans of $26.0 million and $23.2 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (7.50% as of September 30, 2023) and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
These receivables are assessed regularly for collectability and amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.
Due to Affiliates
The Company had the following due to affiliates balances at September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$6.1	$16.4
Due to non-consolidated affiliates	114.8	87.1
Amounts owed under the tax receivable agreement	79.6	100.0
Deferred consideration for Carlyle Holdings units	66.6	134.4
Other	22.9	24.6
Total	$290.0	$362.5
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
Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals (see Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022). The Company terminated its remaining aircraft lease agreement in 2022 and had no active aircraft lease agreements in 2023. During the first quarter of 2023, the Company received a final reimbursement related to these aircraft totaling $0.4 million. During the three and nine months ended September 30, 2022, the Company made net payments related to these aircraft totaling $0.4 million and $0.9 million, respectively. The accrual of aircraft fees is included in general, administrative, and other expenses in the unaudited condensed consolidated statements of operations.
On May 5, 2020, the Company purchased 2,000,000 of the BDC Preferred Shares from CSL in a private placement at a price of $25 per share. Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at CSL’s option, 9.0% per annual payable in additional BDC Preferred Shares. The BDC Preferred Shares are convertible at the Company’s option, in whole or in part, into the number of shares of common stock equal to $25 per share plus any

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

accumulated but unpaid dividends divided by an initial conversion price of $9.50 per share, subject to certain adjustments. Effective May 5, 2023 and with the approval of its board of directors, CSL has the option to redeem the BDC Preferred Shares, in whole or in part. In such case, the Company has the right to convert its shares, in whole or in part, prior to the date of redemption. For both the three months ended September 30, 2023 and 2022, the Company recorded dividend income of $0.9 million. For both the nine months ended September 30, 2023 and 2022, the Company recorded dividend income of $2.6 million. Dividend income from the BDC Preferred Shares is included in interest and other income in the unaudited condensed consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which is recorded at fair value, was $79.3 million and $76.9 million as of September 30, 2023 and December 31, 2022, respectively, and is included in investments, including accrued performance allocations, in the unaudited condensed consolidated balance sheets.
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
10. Income Taxes
The Company’s provision for income taxes was $41.2 million and $76.2 million for the three months ended September 30, 2023 and 2022, respectively, and $68.2 million and $274.9 million for the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate was approximately 27% and 21% for the three months ended September 30, 2023 and 2022, respectively, and 28% and 20% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for the nine months ended September 30, 2023 and 2022 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes, non-controlling interest, and disallowed executive compensation. The effective tax rate for the nine months ended September 30, 2022 also reflects a deferred tax benefit resulting from a reduction in future foreign withholding taxes as well as the use of foreign tax credits. As of September 30, 2023 and December 31, 2022, the Company had federal, state, local and foreign taxes payable of $13.6 million and $39.7 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying unaudited condensed consolidated balance sheets.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2023, the Company’s U.S. federal income tax returns for the years 2019 through 2022 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2017 to 2022. Foreign tax returns are generally subject to audit from 2011 to 2022. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
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
On August 9, 2023, the State of New York issued proposed regulations that will implement comprehensive franchise tax reform for corporations, banks and insurance companies. The proposed regulations provide guidance with respect to the law that was originally enacted in 2014 (and its amendments), and these proposed regulations will not be effective until promulgated. The Company has not yet determined the effect of these proposed regulations on its tax provision.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA enacted a 15% corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations, which became effective on January 1, 2023. The Company does not expect the IRA to have a material impact to its provision for income taxes

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

given that any current year payments that would be made under CAMT would be permitted to be carried forward and used as credits in future years resulting in a deferred tax benefit. The Company will continue to monitor as additional guidance is released by the U.S. Department of the Treasury, the IRS, and other standard-setting bodies.
11. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	September 30, 2023	December 31, 2022
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$410.5	$412.0
Non-Carlyle interests in majority-owned subsidiaries	180.3	186.9
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(6.1)	1.4
Non-controlling interests in consolidated entities	$584.7	$600.3
The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$20.4	$(15.7)	$68.7	$14.0
Non-Carlyle interests in majority-owned subsidiaries	8.7	16.3	19.2	11.9
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	0.6	1.0	2.1	2.4
Non-controlling interests in income of consolidated entities	$29.7	$1.6	$90.0	$28.3

12. Earnings Per Common Share
Basic and diluted net income per common share are calculated as follows:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$81,300,000	$81,300,000	$83,600,000	$83,600,000
Weighted-average common shares outstanding	360,568,375	363,655,647	361,583,260	364,092,860
Net income per common share	$0.23	$0.22	$0.23	$0.23

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$280,800,000	$280,800,000	$1,097,800,000	$1,097,800,000
Weighted-average common shares outstanding	362,895,064	366,787,149	360,657,999	365,389,217
Net income per common share	$0.77	$0.77	$3.04	$3.00

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

    The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	360,568,375	360,568,375	361,583,260	361,583,260
Unvested restricted stock units	—	2,588,908	—	1,869,172
Issuable common shares and performance-vesting restricted stock units	—	498,364	—	640,428
Weighted-average common shares outstanding	360,568,375	363,655,647	361,583,260	364,092,860

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	362,895,064	362,895,064	360,657,999	360,657,999
Unvested restricted stock units	—	1,698,568	—	2,845,204
Issuable common shares and performance-vesting restricted stock units	—	2,193,517	—	1,886,014
Weighted-average common shares outstanding	362,895,064	366,787,149	360,657,999	365,389,217
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

13. Equity
Stock Repurchase Program
In October 2021, the Board of Directors of the Company authorized the repurchase of up to $400 million of common stock. In February 2023, the Board of Directors replenished the repurchase program and expanded the limit to $500 million of common stock in aggregate, effective March 31, 2023. Under this repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. This repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2023 and 2022, the Company paid an aggregate of $203.7 million and $146.9 million, respectively, to repurchase and retire approximately 6.5 million and 3.6 million shares, respectively, with all of the repurchases done via open market and brokered transactions. As of September 30, 2023, $396.8 million of repurchase capacity remained under the program.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Shares Issued for Performance Allocation Related Compensation
In October 2021, the Company commenced a program under which, at the Company’s discretion, up to 20% of realized performance allocations and incentive fee related compensation over a certain threshold amount may be distributed in fully vested, newly issued shares of the Company’s common stock. Shares issued under the program are accounted for as performance allocations and incentive fee related compensation and do not result in incremental compensation expense. In the third quarter of 2022, the Company paused the issuance of shares pursuant to this program and the Company did not issue shares for performance allocation related compensation during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company distributed 78,953 and 850,110, fully vested, newly issued common shares, respectively, related to previously accrued performance allocations and incentive fee related compensation of $2.4 million and $38.9 million, respectively.
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 10, 2022	May 17, 2022	$0.325	$117.6
August 9, 2022	August 16, 2022	0.325	118.3
November 18, 2022	November 25, 2022	0.325	118.2
February 22, 2023	March 1, 2023	0.325	118.4
Total 2022 Dividend Year		$1.30	$472.5

May 16, 2023	May 23, 2023	$0.35	$126.7
August 15, 2023	August 23, 2023	0.35	126.3
November 21, 2023	November 29, 2023	0.35	126.3
Total 2023 Dividend Year (through Q3 2023)		$1.05	$379.3
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
14. Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted the Equity Incentive Plan. The Equity Incentive Plan, which was amended on January 1, 2020 in connection with the Conversion to reflect shares of the Company’s common stock, is a source of equity-based awards permitting the Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s common shares. On June 1, 2021, the shareholders of the Company approved an amended and restated Equity Incentive Plan that removed a provision providing for the automatic increase in the number of the Company’s common stock available for grant and reset the total number of shares of common stock available for grant to 16,000,000 shares of common stock for awards granted under the plan after June 1, 2021. On May 30, 2023, the shareholders of the Company approved a further amended and restated Equity Incentive Plan which increased the total number of shares of common stock available for the grant of awards under the Equity Incentive Plan after June 1, 2021 by an additional 23,800,000 shares of common stock (from 16,000,000 shares of common stock to 39,800,000 shares of common stock). As of September 30, 2023, the total number of shares of the Company’s common stock available for grant under the amended and restated Equity Incentive Plan was 27,620,717.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

A summary of the status of the Company’s non-vested equity-based awards as of September 30, 2023 and a summary of changes for the nine months ended September 30, 2023, are presented below:

Unvested Shares	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares(1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2022	10,865,248	$35.78	452,880	$39.73
Granted(2)	17,179,652	$30.15	258,579	$34.65
Vested	4,673,231	$31.46	252,530	$37.91
Forfeited	1,084,408	$32.06	—	$—
Balance, September 30, 2023	22,287,261	$32.53	458,929	$37.87
(1) Includes common shares issued in connection with the Company’s investment in NGP.
(2) Includes 6,762,219 shares related to equity inducement awards granted in connection with the appointment of the Company’s Chief Executive Officer, as well as 230,289 shares reserved for issuance upon the settlement of dividend-equivalent rights carried by certain restricted stock units concurrently with the settlement of the restricted stock units for shares.
The Company recorded compensation expense, net of forfeitures, for restricted stock units of $64.4 million and $54.2 million for the three months ended September 30, 2023 and 2022, respectively, with $10.2 million and $6.1 million of corresponding deferred tax benefits, respectively. The Company recorded compensation expense, net of forfeitures, for restricted stock units of $186.8 million and $139.3 million for the nine months ended September 30, 2023 and 2022, respectively, with $30.7 million and $23.5 million of corresponding deferred tax benefits, respectively. As of September 30, 2023, the total unrecognized equity-based compensation expense related to unvested restricted stock units was $523.8 million, which is expected to be recognized over a weighted-average term of 2.4 years.
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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables present the financial data for the Company’s three reportable segments for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$330.1	$128.9	$59.1	$518.1
Portfolio advisory and transaction fees, net and other	4.0	7.2	—	11.2
Fee related performance revenues	0.7	21.1	1.6	23.4
Total fund level fee revenues	334.8	157.2	60.7	552.7
Realized performance revenues	164.6	2.7	13.1	180.4
Realized principal investment income	14.4	8.0	1.0	23.4
Interest income	8.8	9.7	1.6	20.1
Total revenues	522.6	177.6	76.4	776.6
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	142.3	81.3	32.4	256.0
Realized performance revenues related compensation	18.2	1.4	10.8	30.4
Total compensation and benefits	160.5	82.7	43.2	286.4
General, administrative, and other indirect expenses	46.0	26.2	9.4	81.6
Depreciation and amortization expense	7.1	2.1	1.2	10.4
Interest expense	16.8	11.8	2.2	30.8
Total expenses	230.4	122.8	56.0	409.2
Distributable Earnings	$292.2	$54.8	$20.4	$367.4
(-) Realized net performance revenues	146.4	1.3	2.3	150.0
(-) Realized principal investment income	14.4	8.0	1.0	23.4
(+) Net interest	8.0	2.1	0.6	10.7
(=) Fee Related Earnings	$139.4	$47.6	$17.7	$204.7

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2023
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$987.2	$378.4	$173.7	$1,539.3
Portfolio advisory and transaction fees, net and other	14.7	31.1	—	45.8
Fee related performance revenues	63.1	59.1	3.2	125.4
Total fund level fee revenues	1,065.0	468.6	176.9	1,710.5
Realized performance revenues	577.3	36.0	67.3	680.6
Realized principal investment income	39.5	25.2	4.6	69.3
Interest income	19.7	24.6	4.0	48.3
Total revenues	1,701.5	554.4	252.8	2,508.7
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	464.6	246.3	94.4	805.3
Realized performance revenues related compensation	209.1	16.8	60.1	286.0
Total compensation and benefits	673.7	263.1	154.5	1,091.3
General, administrative, and other indirect expenses	162.2	73.5	35.1	270.8
Depreciation and amortization expense	19.7	5.8	3.5	29.0
Interest expense	50.2	32.9	6.7	89.8
Total expenses	905.8	375.3	199.8	1,480.9
Distributable Earnings	$795.7	$179.1	$53.0	$1,027.8
(-) Realized Net Performance Revenues	368.2	19.2	7.2	394.6
(-) Realized Principal Investment Income	39.5	25.2	4.6	69.3
(+) Net Interest	30.5	8.3	2.7	41.5
(=) Fee Related Earnings	$418.5	$143.0	$43.9	$605.4
Segment assets as of September 30, 2023	$8,604.1	$3,210.4	$2,029.9	$13,844.4

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$776.6	$152.7	$(212.7)	(a)	$716.6
Expenses	$409.2	$111.2	$34.7	(b)	$555.1
Other income (loss)	$—	$(9.3)	$—	(c)	$(9.3)
Distributable earnings	$367.4	$32.2	$(247.4)	(d)	$152.2

	Three Months Ended September 30, 2022
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,401.7	$79.7	$(392.9)	(a)	$1,088.5
Expenses	$757.3	$62.0	$(119.7)	(b)	$699.6
Other income (loss)	$—	$(30.3)	$—	(c)	$(30.3)
Distributable earnings	$644.4	$(12.6)	$(273.2)	(d)	$358.6

The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the nine months ended September 30, 2023 and 2022, and Total Assets as of September 30, 2023.

	Nine Months Ended September 30, 2023
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$2,508.7	$411.7	$(882.7)	(a)	$2,037.7
Expenses	$1,480.9	$324.7	$0.2	(b)	$1,805.8
Other income (loss)	$—	$9.9	$—	(c)	$9.9
Distributable earnings	$1,027.8	$96.9	$(882.9)	(d)	$241.8
Total assets	$13,844.4	$7,553.6	$(440.7)	(e)	$20,957.3

	Nine Months Ended September 30, 2022
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$3,342.4	$204.6	$172.3	(a)	$3,719.3
Expenses	$1,866.4	$166.0	$234.9	(b)	$2,267.3
Other income (loss)	$—	$(51.0)	$—	(c)	$(51.0)
Distributable earnings	$1,476.0	$(12.4)	$(62.6)	(d)	$1,401.0

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Unrealized performance and fee related performance revenues	$(229.2)	$(376.2)	$(850.4)	$334.8
Unrealized principal investment income (loss)	17.1	(29.9)	18.5	(33.3)
Principal investment loss from dilution of indirect investment in Fortitude	—	—	(104.0)	(176.9)
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(3.5)	(3.8)	(11.0)	(9.9)
Tax expense associated with certain foreign performance revenues	—	0.1	—	—
Non-controlling interests and other adjustments to present certain costs on a net basis	23.5	28.4	118.2	60.0
Elimination of revenues of Consolidated Funds	(20.6)	(11.5)	(54.0)	(2.4)
	$(212.7)	$(392.9)	$(882.7)	$172.3

The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$552.7	$569.7	$1,710.5	$1,678.1
Adjustments(1)	(50.1)	(33.8)	(199.3)	(145.2)
Carlyle Consolidated - Fund management fees	$502.6	$535.9	$1,511.2	$1,532.9

(1) Adjustments represent the reclassification of NGP management fees from principal investment income, the reclassification of fee related performance revenues from business development companies and other products, management fees earned from Consolidated Funds which were eliminated in consolidation to arrive at the Company’s fund management fees, and the reclassification of certain amounts included in portfolio advisory fees, net and other in the segment results that are included in interest and other income in the U.S. GAAP results.

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$(90.3)	$(224.0)	$(378.8)	$(50.4)
Equity-based compensation	67.3	56.0	195.1	145.0
Acquisition or disposition-related charges (credits) and amortization of intangibles and impairment	50.6	42.4	113.0	124.9
Tax (expense) benefit associated with certain foreign performance revenues related compensation	(0.2)	3.7	(0.8)	3.0
Non-controlling interests and other adjustments to present certain costs on a net basis	10.7	7.5	85.9	35.8
Other adjustments including severance	5.4	3.1	11.6	5.4
Elimination of expenses of Consolidated Funds	(8.8)	(8.4)	(25.8)	(28.8)
	$34.7	$(119.7)	$0.2	$234.9

(c)The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings and to Fee Related Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Income (loss) before provision for income taxes	$152.2	$358.6	$241.8	$1,401.0
Adjustments:
Net unrealized performance and fee related performance revenues	138.9	152.2	471.6	(385.2)
Unrealized principal investment (income) loss	(17.1)	29.9	(18.5)	33.3
Principal investment loss from dilution of indirect investment in Fortitude	—	—	104.0	176.9
Equity-based compensation(1)	67.3	56.0	195.1	145.0
Acquisition or disposition-related charges (credits), including amortization of intangibles and impairment	50.6	42.4	113.0	124.9
Tax (expense) benefit associated with certain foreign performance revenues	(0.2)	3.8	(0.8)	3.0
Net income attributable to non-controlling interests in consolidated entities	(29.7)	(1.6)	(90.0)	(28.3)
Other adjustments including severance	5.4	3.1	11.6	5.4
Distributable Earnings	$367.4	$644.4	$1,027.8	$1,476.0
Realized performance revenues, net of related compensation(2)	150.0	391.1	394.6	780.0
Realized principal investment income(2)	23.4	56.7	69.3	126.8
Net interest	10.7	16.0	41.5	63.1
Fee Related Earnings	$204.7	$212.6	$605.4	$632.3

(1)Equity-based compensation for the three and nine months ended September 30, 2023 and 2022 includes amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s U.S. GAAP statement of operations.
(2)See reconciliation to most directly comparable U.S. GAAP measure below:

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2023
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(118.3)	$298.7	$180.4
Performance revenues related compensation expense	(53.9)	84.3	30.4
Net performance revenues	$(64.4)	$214.4	$150.0

Principal investment income (loss)	$100.6	$(77.2)	$23.4

	Nine Months Ended September 30, 2023
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(204.3)	$884.9	$680.6
Performance revenues related compensation expense	(40.4)	326.4	286.0
Net performance revenues	$(163.9)	$558.5	$394.6

Principal investment income (loss)	$105.1	$(35.8)	$69.3

	Three Months Ended September 30, 2022
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$298.1	$466.7	$764.8
Performance revenues related compensation expense	163.5	210.2	373.7
Net performance revenues	$134.6	$256.5	$391.1

Principal investment income (loss)	$124.2	$(67.5)	$56.7

	Nine Months Ended September 30, 2022
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,346.2	$174.8	$1,521.0
Performance revenues related compensation expense	741.2	(0.2)	741.0
Net performance revenues	$605.0	$175.0	$780.0

Principal investment income (loss)	$500.5	$(373.7)	$126.8

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

16. Subsequent Events
Dividends
In November 2023, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share of common stock to common stockholders of record at the close of business on November 21, 2023, payable on November 29, 2023.

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

17. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of September 30, 2023 and December 31, 2022 and results of operations for the three and nine months ended September 30, 2023 and 2022. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of September 30, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,267.7	$—	$—	$1,267.7
Cash and cash equivalents held at Consolidated Funds	—	352.3	—	352.3
Restricted cash	4.5	—	—	4.5
Corporate treasury investments	57.3	—	—	57.3
Investments, including performance allocations of $6,209.2 million	10,099.6	—	(124.9)	9,974.7
Investments of Consolidated Funds	—	7,059.2	—	7,059.2
Due from affiliates and other receivables, net	1,004.1	—	(315.8)	688.3
Due from affiliates and other receivables of Consolidated Funds, net	—	131.7	—	131.7
Fixed assets, net	154.8	—	—	154.8
Lease right-of-use assets, net	337.4	—	—	337.4
Deposits and other	109.5	10.4	—	119.9
Intangible assets, net	796.0	—	—	796.0
Deferred tax assets	13.5	—	—	13.5
Total assets	$13,844.4	$7,553.6	$(440.7)	$20,957.3
Liabilities and equity
Debt obligations	$2,275.5	$—	$—	$2,275.5
Loans payable of Consolidated Funds	—	6,729.0	(309.8)	6,419.2
Accounts payable, accrued expenses and other liabilities	263.5	—	—	263.5
Accrued compensation and benefits	3,694.4	—	—	3,694.4
Due to affiliates	283.9	6.1	—	290.0
Deferred revenue	413.8	—	—	413.8
Deferred tax liabilities	276.2	—	—	276.2
Other liabilities of Consolidated Funds	—	280.0	(0.1)	279.9
Lease liabilities	496.0	—	—	496.0
Accrued giveback obligations	44.0	—	—	44.0
Total liabilities	7,747.3	7,015.1	(309.9)	14,452.5
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,337.8	142.2	(142.2)	3,337.8
Retained earnings	2,902.6	—	—	2,902.6
Accumulated other comprehensive loss	(321.1)	(14.2)	11.4	(323.9)
Non-controlling interests in consolidated entities	174.2	410.5	—	584.7
Total equity	6,097.1	538.5	(130.8)	6,504.8
Total liabilities and equity	$13,844.4	$7,553.6	$(440.7)	$20,957.3

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

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$511.5	$—	$(8.9)	$502.6
Incentive fees	23.6	—	(2.5)	21.1
Investment income (loss)
Performance allocations	(118.9)	—	0.6	(118.3)
Principal investment income	108.8	—	(8.2)	100.6
Total investment loss	(10.1)	—	(7.6)	(17.7)
Interest and other income	59.5	—	(1.6)	57.9
Interest and other income of Consolidated Funds	—	152.7	—	152.7
Total revenues	584.5	152.7	(20.6)	716.6
Expenses
Compensation and benefits
Cash-based compensation and benefits	267.6	—	—	267.6
Equity-based compensation	64.4	—	—	64.4
Performance allocations and incentive fee related compensation	(53.9)	—	—	(53.9)
Total compensation and benefits	278.1	—	—	278.1
General, administrative and other expenses	143.1	—	(0.1)	143.0
Interest	31.4	—	—	31.4
Interest and other expenses of Consolidated Funds	—	111.2	(8.7)	102.5
Other non-operating expenses	0.1	—	—	0.1
Total expenses	452.7	111.2	(8.8)	555.1
Other income
Net investment income of Consolidated Funds	—	(9.3)	—	(9.3)
Income before provision for income taxes	131.8	32.2	(11.8)	152.2
Provision for income taxes	41.2	—	—	41.2
Net income	90.6	32.2	(11.8)	111.0
Net income attributable to non-controlling interests in consolidated entities	9.3	—	20.4	29.7
Net income attributable to The Carlyle Group Inc.	$81.3	$32.2	$(32.2)	$81.3

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,535.0	$—	$(23.8)	$1,511.2
Incentive fees	64.4	—	(2.5)	61.9
Investment income (loss)
Performance allocations	(202.0)	—	(2.3)	(204.3)
Principal investment income	122.9	—	(17.8)	105.1
Total investment loss	(79.1)	—	(20.1)	(99.2)
Interest and other income	159.7	—	(7.6)	152.1
Interest and other income of Consolidated Funds	—	411.7	—	411.7
Total revenues	1,680.0	411.7	(54.0)	2,037.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	798.4	—	—	798.4
Equity-based compensation	186.8	—	—	186.8
Performance allocations and incentive fee related compensation	(40.4)	—	—	(40.4)
Total compensation and benefits	944.8	—	—	944.8
General, administrative and other expenses	470.1	—	0.6	470.7
Interest	91.8	—	—	91.8
Interest and other expenses of Consolidated Funds	—	324.7	(26.4)	298.3
Other non-operating expenses	0.2	—	—	0.2
Total expenses	1,506.9	324.7	(25.8)	1,805.8
Other income
Net investment income of Consolidated Funds	—	9.9	—	9.9
Income before provision for income taxes	173.1	96.9	(28.2)	241.8
Provision for income taxes	68.2	—	—	68.2
Net income	104.9	96.9	(28.2)	173.6
Net income attributable to non-controlling interests in consolidated entities	21.3	—	68.7	90.0
Net income attributable to The Carlyle Group Inc.	$83.6	$96.9	$(96.9)	$83.6

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$542.1	$—	$(6.2)	$535.9
Incentive fees	15.2	—	(0.1)	15.1
Investment income
Performance allocations	297.8	—	0.3	298.1
Principal investment income	127.6	—	(3.4)	124.2
Total investment income	425.4	—	(3.1)	422.3
Interest and other income	37.6	—	(2.1)	35.5
Interest and other income of Consolidated Funds	—	79.7	—	79.7
Total revenues	1,020.3	79.7	(11.5)	1,088.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	251.4	—	—	251.4
Equity-based compensation	54.2	—	—	54.2
Performance allocations and incentive fee related compensation	163.5	—	—	163.5
Total compensation and benefits	469.1	—	—	469.1
General, administrative and other expenses	149.3	—	(0.1)	149.2
Interest	27.3	—	—	27.3
Interest and other expenses of Consolidated Funds	—	62.0	(8.3)	53.7
Other non-operating expenses	0.3	—	—	0.3
Total expenses	646.0	62.0	(8.4)	699.6
Other income (loss)
Net investment loss of Consolidated Funds	—	(30.3)	—	(30.3)
Income (loss) before provision for income taxes	374.3	(12.6)	(3.1)	358.6
Provision for income taxes	76.2	—	—	76.2
Net income (loss)	298.1	(12.6)	(3.1)	282.4
Net income attributable to non-controlling interests in consolidated entities	17.3	—	(15.7)	1.6
Net income (loss) attributable to The Carlyle Group Inc.	$280.8	$(12.6)	$12.6	$280.8

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,552.0	$—	$(19.1)	$1,532.9
Incentive fees	42.7	—	(0.1)	42.6
Investment income
Performance allocations	1,350.7	—	(4.5)	1,346.2
Principal investment income	463.9	—	36.6	500.5
Total investment income	1,814.6	—	32.1	1,846.7
Interest and other income	107.8	—	(15.3)	92.5
Interest and other income of Consolidated Funds	—	204.6	—	204.6
Total revenues	3,517.1	204.6	(2.4)	3,719.3
Expenses
Compensation and benefits
Cash-based compensation and benefits	779.7	—	—	779.7
Equity-based compensation	139.3	—	—	139.3
Performance allocations and incentive fee related compensation	741.2	—	—	741.2
Total compensation and benefits	1,660.2	—	—	1,660.2
General, administrative and other expenses	387.1	—	0.1	387.2
Interest	82.0	—	—	82.0
Interest and other expenses of Consolidated Funds	—	166.0	(28.9)	137.1
Other non-operating expenses	0.8	—	—	0.8
Total expenses	2,130.1	166.0	(28.8)	2,267.3
Other income (loss)
Net investment loss of Consolidated Funds	—	(51.0)	—	(51.0)
Income (loss) before provision for income taxes	1,387.0	(12.4)	26.4	1,401.0
Provision for income taxes	274.9	—	—	274.9
Net income (loss)	1,112.1	(12.4)	26.4	1,126.1
Net income attributable to non-controlling interests in consolidated entities	14.3	—	14.0	28.3
Net income (loss) attributable to The Carlyle Group Inc.	$1,097.8	$(12.4)	$12.4	$1,097.8

The Carlyle Group Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Cash flows from operating activities
Net income	$104.9	$1,112.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	137.0	102.7
Equity-based compensation	186.8	139.3
Non-cash performance allocations and incentive fees	425.0	179.4
Non-cash principal investment income	(100.0)	(434.9)
Other non-cash amounts	8.1	(27.4)
Purchases of investments	(244.9)	(582.4)
Proceeds from the sale of investments	351.8	410.2
Payments of contingent consideration	(68.6)	(5.7)
Change in deferred taxes, net	(103.3)	(2.3)
Change in due from affiliates and other receivables	16.9	(62.0)
Change in deposits and other	(38.5)	(12.8)
Change in accounts payable, accrued expenses and other liabilities	(101.8)	(27.7)
Change in accrued compensation and benefits	(128.3)	(265.3)
Change in due to affiliates	(8.8)	2.4
Change in lease right-of-use asset and lease liability	(7.5)	(7.0)
Change in deferred revenue	290.0	274.9
Net cash provided by operating activities	718.8	793.5
Cash flows from investing activities
Purchases of corporate treasury investments	(187.3)	(69.6)
Proceeds from corporate treasury investments	152.4	—
Purchases of fixed assets, net	(49.6)	(25.0)
Purchase of Abingworth, net of cash acquired	—	(150.2)
Purchase of CBAM intangibles and investments, net	—	(618.4)
Net cash used in investing activities	(84.5)	(863.2)
Cash flows from financing activities
Payments on CLO borrowings	(7.3)	(8.9)
Proceeds from CLO borrowings, net of financing costs	10.0	55.2
Dividends to common stockholders	(371.4)	(325.4)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	7.9	7.2
Distributions to non-controlling interest holders	(48.9)	(52.5)
Common shares issued for performance allocations	—	38.9
Common shares repurchased	(203.7)	(146.9)
Change in due to/from affiliates financing activities	(36.4)	(471.6)
Net cash used in financing activities	(718.6)	(972.8)
Effect of foreign exchange rate changes	(5.0)	(70.1)
Decrease in cash, cash equivalents and restricted cash	(89.3)	(1,112.6)
Cash, cash equivalents and restricted cash, beginning of period	1,361.5	2,475.1
Cash, cash equivalents and restricted cash, end of period	$1,272.2	$1,362.5

Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM and Abingworth	$—	$219.5

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,267.7	$1,361.9
Restricted cash	4.5	0.6
Total cash, cash equivalents and restricted cash, end of period	$1,272.2	$1,362.5

Cash and cash equivalents held at Consolidated Funds	$352.3	$177.2

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

•Global Private Equity — Our Global Private Equity segment advises our buyout, middle market and growth capital funds, our U.S. and internationally focused real estate funds, and our infrastructure and natural resources funds. The segment also includes the NGP Carry Funds advised by NGP. As of September 30, 2023, our Global Private Equity segment had $161 billion in AUM and $107 billion in Fee-earning AUM.

•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, aircraft financing and servicing, infrastructure debt, insurance solutions and global capital markets. As of September 30, 2023, our Global Credit segment had $150 billion in AUM and $124 billion in Fee-earning AUM.

•Global Investment Solutions — Our Global Investment Solutions segment advises global private equity programs and related co-investment and secondary activities. As of September 30, 2023, our Global Investment Solutions segment had $72 billion in AUM and $42 billion in Fee-earning AUM.
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

Our Global Investment Offerings
The following table provides a breakout of the product offerings and related acronyms included in our total assets under management of $382 billion as of September 30, 2023 for each of our three global business segments (in billions):

Global Private Equity[1]	$160.6	Global Credit	$150.1
Corporate Private Equity	$105.3	Insurance [5]	$52.1
U.S. Buyout (CP)	51.9	Liquid Credit	$51.1
Asia Buyout (CAP)	13.0	U.S. CLOs	37.7
Europe Buyout (CEP)	11.3	Europe CLOs	11.2
Carlyle Global Partners (CGP)	6.7	Revolving Credit and Other	2.2
Europe Technology (CETP)	6.1	Private Credit	$24.2
U.S. Growth (CP Growth / CEOF)	3.5	Opportunistic Credit (CCOF / CSP)	14.9
Japan Buyout (CJP)	3.0	Direct Lending [6]	9.2
Life Sciences (ABV / ACCD)	2.0	Real Assets Credit	$15.2
Asia Growth (CAP Growth / CAGP)	1.3	Aviation (SASOF / CALF)	11.4
Other [2]	6.5	Infrastructure (CICF)	3.0
Real Estate	$29.7	Other [7]	0.8
U.S. Real Estate (CRP)	18.9	Platform Initiatives and Other Products	$7.5
Core Plus Real Estate (CPI)	7.7	Strategic Solutions	2.9
International Real Estate (CER)	3.2	Carlyle Tactical Private Credit (CTAC)	2.8
Infrastructure & Natural Resources	$25.6	Other Platform Initiatives and Products	1.9
NGP Energy [3]	11.6	Global Investment Solutions	$71.6
International Energy (CIEP)	7.0	Secondaries and Portfolio Finance (ASF / ASPF)	$26.2
Infrastructure & Renewable Energy [4]	7.1	Co-Investments (ACF)	$19.6
		Primary Investments & Other [8]	$25.7

Note: All amounts shown represent total assets under management as of September 30, 2023, and totals may not sum due to rounding. In addition, certain carry funds included herein may not be included in fund performance if they have not made an initial capital call or commenced investment activity.
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
(7)Includes our Energy Credit (CEMOF) and Real Estate Credit (CNLI) funds.
(8)Includes Mezzanine funds and Carlyle AlpInvest Private Markets Fund (CAPM).

Trends Affecting our Business
The global economy leaves the third quarter of 2023 in much the same state as that in which it entered. U.S. economic growth exceeded expectations despite volatility across underlying expenditure categories, the Euro-area economy remained roughly flat as the downdraft from energy-intensive industrials and Germany offsets growth elsewhere, China’s economy regained momentum despite uneven growth rates across sectors, while India and Korea saw acceleration in economic activity and consumption. The U.S. economy grew at a 4.9% annualized rate in the third quarter of 2023. Industrial investment has emerged as a main driver of U.S. growth, with fixed investment in industrial structures such as semiconductor fabrication plants, green industry manufacturing facilities, and liquefaction terminals for LNG exports growing at a 16% annualized rate during the third quarter of 2023. While the overall level of spending on services (experiences) remains elevated, further growth from here may prove harder to achieve. After declining to 3.0% in June, headline inflation ticked up, rising 3.7% in September 2023 from a year earlier, driven by a spike in energy costs, with Brent crude oil prices rising 27% since June; while core prices, which exclude food and energy, have continued gradually decelerating, reaching 4.1% relative to year-ago levels in September. The Federal Reserve seems to be at, or at least near, the end of its tightening cycle, as the real interest rate has moved positive, signaling that the current monetary policy has become sufficiently restrictive to curb inflation. However, a resilient labor market, steady economic growth, and hawkish rhetoric from the Federal Reserve have driven the markets to anticipate that the Federal Reserve will maintain a peak policy rate in the 5.25% to 5.5% range through the remainder of the year and beyond.
In China, after a subdued second quarter of 2023, official data indicate the economy regained traction, growing at a 5.3% quarter-over-quarter annualized rate and 4.9% from a year ago. The expansion was largely driven by strength in services consumption, which both our proprietary portfolio company data and official data through September 2023 highlight. Economy-wide retail sales and catering and accommodation spending rose 6.8% and 14.4%, respectively, in the first three quarters of 2023 relative to the same period in 2022. This growth was partially offset by a weakness in property markets, where new floor space sold declined 11% from year-ago levels in September. Broad measures of economic activity in Korea suggest domestic demand bottomed in July and rebounded noticeably in September, and these measures in India suggest an 8.5% growth rate relative to year-ago levels.
Europe’s economy continued to perform reasonably well given the combined effects of the 450-basis point rise in base rates and the energy shock from Russia’s invasion of Ukraine. Our data are consistent with a 0.4% contraction in overall GDP for the quarter, but most of that can be attributed to the decline in German industrial orders and energy-intensive manufacturing activity. When excluding Germany, overall economic activity in Europe is up about 5.2% from the time of Russia’s invasion of Ukraine in February 2022. Euro-area core inflation was just 3.6% annualized over the course of the third quarter, which suggests that the 25 basis point rate increase in September could be the last for the ECB this cycle, placing them in a similar wait-and-see position to that of the Federal Reserve. The prospective end of the ECB rate hiking cycle contributed to a 6% decline in the Euro/U.S. Dollar exchange rate since the end of June. This depreciation will increase the domestic value of foreign sales and accelerate the next twelve months’ euro-denominated earnings growth rates for export-oriented businesses. Currency strength has been another headwind. Though the Euro hit a seven-year low against the U.S. Dollar on a real, adjusted basis in September, it looks strong against virtually everything else. On a real, trade-weighted basis, the Euro finished the quarter near nine-year highs.
Revenues for S&P 500 constituents are expected to have grown just 1.9% in the third quarter of 2023, a significant deceleration from the pace observed in 2022. Estimates of S&P 500 constituents' earnings growth currently stand at 0.4% for the third quarter, marking the first quarter of year-over-year earnings growth since the third quarter of 2022, with eight of eleven sectors reporting growth. The estimated blended net profit margin is 11.7% for the third quarter of 2023, down from 11.9% a year ago, as earnings decline faster than topline growth.
As interest rate expectations have adjusted, benchmark yields have surged, and equity markets have suffered losses. After carrying the S&P 500’s broader performance during the first half of 2023, the top seven stocks (Apple, Microsoft, NVIDIA, Alphabet, Amazon, Tesla, and Meta) began to show signs of weakness, with just three of them posting gains in the third quarter, and all performing much worse than they had in the first half of the year. In the third quarter and year-to-date 2023, the S&P 500 depreciated -3.6% and appreciated 11.7%, respectively, but excluding the top seven stocks, the “S&P 493” depreciated -2.5% and appreciated 0.7% in the respective periods. Broader U.S. equity markets followed suit, weakening in the third quarter of 2023. The Dow Jones and Nasdaq 100 declined -2.6% and -3.1%, respectively, from June 30, 2023 to September 30, 2023. Global equities posted negative returns as well in the third quarter: the MSCI ACWI, EuroStoxx 600 and Shanghai Composite returned -3.8%, -2.5%, and -2.9%, respectively, over the same period.
Our carry fund portfolio appreciated a modest 2% during the third quarter of 2023. Within our Global Private Equity segment in the third quarter, our corporate private equity funds appreciated 1%, our infrastructure and natural resources funds appreciated 5%, and our real estate funds appreciated 1%. Our Global Credit carry funds (which represent approximately 12% of the total Global Credit remaining fair value as of September 30, 2023) appreciated 2% in the third quarter. Carry funds in our Global Investment Solutions segment appreciated 2% in the third quarter. While our overall carry fund portfolio appreciated during the three months ended September 30, 2023, we recorded a reversal of previously recognized performance allocations of $(118.3) million in the period, primarily driven by reversals in CP VII, in which appreciation in the portfolio was outpaced by the preferred return hurdle, and CP VI, which experienced depreciation in its publicly traded investments. Rising interest rates and continued margin contraction have in some cases negatively impacted the performance and valuation of certain of our portfolio investments and companies, and may begin to do so elsewhere in the portfolio.
In leveraged finance markets, spreads tightened; however, given the continued increase in the base rate (SOFR rose over 500 bps from the beginning of 2022 through the end of the September 2023), financing costs remain close to previous peaks. Average debt multiples remained subdued during the third quarter. While leveraged loan issuance picked up moderately as LBO volume recovered, refinancings remained the main purpose of leveraged loan issuance, accounting for more than 50% of total issuance in the U.S. institutional loan market during the quarter. Despite considerably tighter financial conditions, U.S. LBO activity including add-ons regained some momentum, posting the largest deal volume since the second quarter of 2022, led by financial sponsors targeting acquisitions in the U.S. market. By contrast, venture capital and growth capital remained subdued, seeing the lowest number of funding rounds since 2014. As traditional credit remains scarce and companies reevaluate their capital structures particularly in light of impending debt maturities, we expect there will be strong deployment opportunities in our Global Credit segment, particularly in our opportunistic credit strategy.
We had $0.4 billion in CLO issuance during the third quarter, a pace that reflects sluggish volume in new broadly syndicated loan issuances, a market trend that we expect will continue through the remainder of the year; however, there are signs that the leveraged loan market is beginning to recover following a pullback in the market in connection with interest rate hikes. Our global CLO portfolio continues to experience a default rate less than the industry average, and we are actively managing our credit positions to maintain balanced risk-adjusted credit quality. However, while default rates have remained low, we have seen, and expect to continue to see, default rates increase in 2023 as inflation, higher financing costs and the threat of global recession continue to pressure borrower debt-service capacity. Additionally, over 40% of our CLO portfolio has exited the reinvestment period. We generally seek to reset our CLOs, which renews the reinvestment period; however, in the absence of a reset, the CLO will begin to use cash flows to repay the outstanding debt tranches, which would reduce our AUM and Fee-earning AUM over time as the underlying collateral runs off.
Gross originations in our direct lending strategy totaled $0.3 billion in the third quarter, a slower pace than the record levels of originations in 2022, reflecting the slowdown in sponsor M&A activity. However, current year originations have been at yields higher than our historical average and at higher credit quality. In addition to gross originations, $0.8 billion in existing positions, or 7% of our direct lending portfolio, had improved covenants and documentation or benefited from additional sponsor equity during the third quarter, with the effect of de-risking our portfolio and, in nearly half of the volume, increasing the spread or earning an amendment fee. Dividend yields on our business development companies as of September 30, 2023 were approximately 10%, and approximately 11% for CTAC, our interval fund.
Global M&A volumes totaled $734 billion in Q3 2023, a 54% decline from the same period in 2021. Global IPO activity remained sluggish as well in the first three quarters of 2023, with total proceeds of just under $100 billion, a 79% decline from the same period in 2021. As capital markets activity remains muted, we may continue to experience a corresponding reduction in the capital markets fees we earn in connection with activities related to the underwriting, issuance and placement of debt and equity securities. Consistent with the trends in the broader markets, our announced new investment and realization activity in our carry funds has been slower in 2023. We generated $5.6 billion in realized proceeds from our carry funds and we invested $4.1 billion in new or follow-on transactions in our carry funds during the third quarter of 2023, reflecting the sharp slowdown in market activity in connection with higher interest rates and uncertainty in the economic outlook. We expect this trend to continue in the near-term for both deployments and realizations. Larger transactions will likely continue to be more challenging in this environment; however, we expect to continue to see a pipeline of smaller transactions, including add-on acquisitions, that require less debt at closing. As a result, we expect that transaction fee revenue, realized performance fee revenue and realized investment income will be lower for the year than in 2022.
We raised $6.3 billion in new capital in the third quarter. The impact of muted realizations on investor liquidity has been exacerbated by an increase in demand on investor capital as the increased cost and reduced availability of subscription lines commonly used to bridge capital calls has led to borrowing repayments and restricted use in current investment activity. The impact of net negative distributions to investors, combined with increasing geopolitical risk and continued global economic uncertainty, has compounded an already challenging fundraising landscape. While we believe that we will continue to attract a significant amount of capital for our buyout funds, we have seen, and expect to continue to see, a decline in buyout fund sizes across most geographies, which may result in lower management fees in Global Private Equity in the future. As it relates to 2023 results, we currently expect Fee Related Earnings for the second half of 2023 to exceed the first half of the year.
The SEC has put forth several rule proposals, and we are evaluating the potential impacts to our business and operations and those of our portfolio companies. These proposals include, among others, extensive climate change disclosure regulations and safeguarding of advisory client assets for registered investment advisers. In July 2023, the SEC adopted final public company cybersecurity disclosure rules requiring issuers to provide current disclosure on Form 8-K of material cybersecurity incidents and periodic disclosures on Form 10-K of cybersecurity risk management, strategy, and governance. In August 2023, the SEC adopted final private fund adviser reform rules under the Investment Advisers Act of 1940 requiring private fund advisers registered with the SEC to, among other things, provide investors with quarterly and annual statements detailing information regarding private fund performance, fees, and expenses; obtain an annual audit for each private fund; obtain a fairness opinion or valuation opinion in connection with an adviser-led secondary transaction; not provide certain preferential rights to investors in a fund and disclose other preferential rights prior to an investor closing into the fund; and obtain investor consent prior to allocating certain fees or expenses to a fund or borrowing or receiving credit from a fund. We are closely evaluating potential impacts to our business of these rule adoptions and various financial, regulatory, and other proposals put forth by the current Administration and Congress, as well as the Inflation Reduction Act of 2022. The potential for policy changes may create regulatory uncertainty for our investment strategies and our portfolio companies and could adversely affect our profitability and the profitability of our portfolio companies.
Recent Transactions
Dividends
In November 2023, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share to common stockholders of record at the close of business on November 21, 2023, payable on November 29, 2023.
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
Fund management fees. Fund management fees include management fees and transaction and portfolio advisory fees. We earn management fees for advisory services we provide to funds in which we hold a general partner interest or to funds or certain portfolio companies with which we have an investment advisory or investment management agreement. Management fees also include catch-up management fees, which are episodic in nature and represent management fees charged to fund investors in subsequent closings of a fund which apply to the time period between the fee initiation date and the subsequent closing date. We also earn management fees on our CLOs and other structured products. Collectively, our carry funds and our CLOs and certain other products comprise 78% of our Fee-earning AUM as of September 30, 2023 and approximately 92% of our fund management fees during the three months then ended. The balance of our Fee-earning AUM and fund management fees are attributable to our Perpetual Capital products, which have an indefinite term and for which there is no immediate requirement to return capital to investors as investments are realized.
Management fees attributable to Carlyle Partners VIII, L.P. (“CP VIII”), our eighth U.S. buyout fund, were approximately 11% of fund management fees recognized during both the three and nine months ended September 30, 2023. Management fees attributable to CP VIII were approximately 11% and 10% of fund management fees recognized during the three and nine months ended September 30, 2022, respectively. Management fees attributable to Carlyle Partners VII, L.P. (“CP VII”), our seventh U.S. buyout fund, were approximately 10% of fund management fees recognized during the three and nine months ended September 30, 2022. No other fund generated over 10% of fund management fees in the periods presented.
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
Investment income (loss). Investment income (loss) consists of our performance allocations as well as the realized and unrealized gains and losses resulting from our equity method investments and other principal investments.
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
The following table summarizes performance allocation accruals and reversals of previously recognized performance allocations during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Performance allocation accruals	$290.7	$457.5	$750.8	$1,847.9
Reversal of previously recognized performance allocations	(409.0)	(159.4)	(955.1)	(501.7)
Total performance allocations	$(118.3)	$298.1	$(204.3)	$1,346.2

Our performance allocations are generated by a diverse set of funds with different vintages, geographic concentration, investment strategies and industry specialties. The table below presents funds which generated performance allocations in excess of 10% of total performance allocation accruals and funds which had reversals of performance allocations in excess of 10% of the total reversal of performance allocations during the three and nine months ended September 30, 2023 and 2022. No other fund generated over 10% of performance allocation accruals or reversals in the periods presented.

Three Months Ended September 30,				Nine Months Ended September 30,
2023		2022		2023		2022
(Dollars in millions)				(Dollars in millions)
CP VII	$(161.3)	CPP II	$57.7	CP VII	$(522.4)	CRP VIII	$214.1
CP VI	(145.0)	CEP V	53.7	CP VI	(208.5)	CPP II	185.1
CAP V	36.9	CAP V	(50.1)	CAP V	(105.8)	CAP V	(54.1)
		CP VII	(62.0)	CCOF II	78.1	CP VI	(353.3)

For an explanation of the fund acronyms used in these tables and throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, refer to “—Our Global Investment Offerings.”

The reversal of $161.3 million and $522.4 million in previously recognized performance allocations in CP VII during the three and nine months ended September 30, 2023, respectively, was primarily driven by appreciation being outpaced by preferred return. The reversal in previously recognized performance allocations of $145.0 million and $208.5 million in CP VI during the three and nine months ended September 30, 2023, respectively, was primarily driven by depreciation in its publicly traded investments. The reversal in previously recognized performance allocations of $105.8 million in CAP V during the nine months ended September 30, 2023 reflected depreciation in the portfolio as well as the accrual of preferred return.
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. This amount is known as the “giveback obligation.” In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations.
As of September 30, 2023, accrued performance allocations and accrued giveback obligations were $6.2 billion and $44.0 million, respectively. Each balance assumes a hypothetical liquidation of the funds’ investments at September 30, 2023 at their then current fair values. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. As of September 30, 2023, $20.3 million of the accrued giveback obligation was the responsibility of various current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company was $23.7 million. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee related compensation, (iii) performance allocations and incentive fee related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests. Net accrued performance revenues excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods, as well as net accrued performance revenues which are presented as fee related performance revenues when realized in our non-GAAP financial measures. Net accrued performance revenues as of September 30, 2023 were $3.5 billion.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. If, at September 30, 2023, all investments held by our carry funds were deemed worthless, the amount of realized and previously distributed performance allocations subject to potential giveback would be approximately $1.6 billion on an after-tax basis where applicable, of which approximately $0.7 billion would be the responsibility of current and former senior Carlyle professionals. See the related discussion of “Contingent Obligations (Giveback)” within Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

	Inception through September 30, 2023
	Total Giveback	Giveback Attributable to Carlyle
	(Dollars in millions)
Various Legacy Energy Funds	$160.8	$57.7
All other Carlyle Funds	81.6	14.6
Aggregate Giveback since Inception	$242.4	$72.3
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
We account for our strategic investments in NGP under the equity method of accounting. Our investments in NGP include the equity interests in NGP Management Company, L.L.C. (“NGP Management”) and the general partners of certain carry funds advised by NGP. These interests entitle us to an allocation of income equal to 55.0% of the management fee related revenues of NGP Management, which serves as the investment advisor to certain NGP funds as well as 47.5% (40% or 42.75% in the case of certain funds) of the performance allocations received by the NGP Carry Funds. We record investment income (loss) for our equity income allocation from NGP management fee related revenues and also record our share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. We also record our equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in our consolidated statements of operations. We recognized $51.2 million and $87.7 million of net investment earnings related to NGP performance allocations for the three and nine months ended September 30, 2023, respectively, compared to $81.6 million and $532.2 million for the three and nine months ended September 30, 2022, respectively, which reflected the impact of strong commodity prices in 2022 on NGP XI and NGP XII. We do not control or manage NGP. Moreover, we do not operate NGP’s business, have representation on NGP’s board or serve as an investment advisor to any investment fund sponsored by NGP, nor do we direct the operations of any of NGP portfolio companies. While we have consent rights over certain major actions by NGP outside of the ordinary course of NGP’s business (including, for example, consent rights over items such as amendments to the organizational documents of the entity in which we are invested, changes to the management fee streams earned by NGP under its fund agreements, or the incurrence of certain debt by NGP and other similar items), we have no voting rights or consent rights on any NGP investment committee that selects investments to be made by NGP funds. For further information regarding our strategic investments in NGP, refer to Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of September 30, 2023:

	As of September 30, 2023
	Global Private Equity	Global Credit	Global Investment Solutions	Total
Consolidated Results	(Dollars in millions)
Level I	$4,322	$1,889	$966	$7,177
Level II	1,218	33,224	133	34,575
Level III	117,664	104,401	47,560	269,625
Fair Value of Investments	123,204	139,514	48,659	311,377
Available Capital	37,410	10,558	22,913	70,881
Total AUM	$160,614	$150,072	$71,572	$382,258
Interest and other income. Interest and other income primarily represents reimbursement of certain costs incurred on behalf of our funds as well as interest income that we earn such as from our cash and money market accounts and other investments, including CLO senior and subordinated notes.
Interest and other income of Consolidated Funds. Interest and other income of Consolidated Funds primarily represents the interest earned on CLO assets. The Consolidated Funds are not the same entities in all periods presented. The Consolidated Funds in future periods may change due to changes in fund terms, formation of new funds, and terminations of funds.
Net investment income (loss) of Consolidated Funds. Net investment income (loss) of Consolidated Funds measures the change in the difference in fair value between the assets and the liabilities of the Consolidated Funds. Income (loss) indicates that the fair value of the assets of the Consolidated Funds appreciated more (less), or depreciated less (more), than the fair value of the liabilities of the Consolidated Funds. Income or loss is not necessarily indicative of the investment performance of the Consolidated Funds and does not impact the management or incentive fees received by Carlyle for its management of the Consolidated Funds. The portion of the net investment income (losses) of Consolidated Funds attributable to the limited partner investors is allocated to non-controlling interests. Therefore, income or loss is not expected to have a material impact on the revenues or profitability of the Company. Moreover, although the assets of the Consolidated Funds are consolidated onto our balance sheet pursuant to U.S. GAAP, ultimately we do not have recourse to such assets and such liabilities are generally non-recourse to us. Therefore, income or loss from the Consolidated Funds generally does not impact the assets available to our common stockholders.
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
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to vest ownership of a portion of their equity interests over a service period of generally one to four years, which under U.S. GAAP will result in compensation charges over current and future periods. During the years ended December 31, 2021 and 2022 and year-to-date 2023, we granted 11.2 million, 4.2 million and 17.2 million restricted stock units, respectively. In contrast, during the years ended December 31, 2019 and 2020, we granted a total of 6.2 million and 3.5 million restricted stock units, respectively. Grants in 2021 included approximately 7.1 million in long-term strategic restricted stock units to certain senior professionals, the majority of which are subject to vesting based on the achievement of annual performance targets over four years, with a larger proportion of the awards vesting based on the 2024 performance year. Grants in 2023 included 10.2 million restricted stock units under the Equity Incentive Plan, as well as an aggregate 7.0 million performance- and time-based inducement equity awards in connection with the appointment of our new Chief Executive Officer. As a result of the larger number of grants in 2023 and the strategic awards granted in 2021, equity-based compensation expense is higher, and will continue to be higher in the coming years, than it has been. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings. As of September 30, 2023, the total number of the Company’s common shares available for grant under the Equity Incentive Plan was 27,620,717.
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
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of September 30, 2023, our U.S. federal income tax returns for the years 2019 through 2022 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2017 to 2022. Foreign tax returns are generally subject to audit from 2011 to 2022. Certain of our affiliates are currently under audit by federal, state and foreign tax authorities.
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
(c)the amount of aggregate fee-earning collateral balance at par of our CLOs and other securitization vehicles, as defined in the fund indentures (pre-2020 CLO vintages are generally exclusive of equities and defaulted positions) as of the quarterly cut-off date;
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
The table below details Fee-earning AUM by its respective components at each period.

	As of September 30,
	2023	2022
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments	$71,399	$80,651
Fee-earning AUM based on invested capital	67,359	58,305
Fee-earning AUM based on collateral balances, at par	49,713	44,707
Fee-earning AUM based on net asset value	17,846	11,498
Fee-earning AUM based on fair value and other	66,710	65,053
Balance, End of Period(1)	$273,027	$260,214
(1)    Ending balances as of September 30, 2023 and 2022 exclude $10.5 billion and $11.5 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$271,399	$259,555	$266,577	$193,419
Inflows(1)	10,272	11,101	19,339	92,134
Outflows (including realizations)(2)	(4,885)	(3,886)	(12,027)	(15,395)
Market Activity & Other(3)	(1,901)	(3,151)	385	(2,018)
Foreign Exchange(4)	(1,858)	(3,405)	(1,247)	(7,926)
Balance, End of Period	$273,027	$260,214	$273,027	$260,214
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. Inflows for the three and nine months ended September 30, 2022 include $2 billion of Fee-earning AUM acquired as part of the August 2022 Abingworth transaction. Inflows for the nine months ended September 30, 2022 also include $48 billion of Fee-earning AUM associated with the strategic advisory services agreement with Fortitude which was effective April 1, 2022, as well as $15 billion of Fee-earning AUM acquired in the March 2022 CBAM transaction.
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

The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$384,791	$372,691
Inflows(1)	6,322	20,443
Outflows (including realizations)(2)	(6,478)	(18,072)
Market Activity & Other(3)	499	8,863
Foreign Exchange(4)	(2,876)	(1,667)
Balance, End of Period	$382,258	$382,258
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
Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) our Interval Fund (“CTAC”) and (e) our retail-oriented product Carlyle AlpInvest Private Markets Fund (“CAPM”). As of September 30, 2023, our total AUM and Fee-earning AUM included $62.3 billion and $59.6 billion, respectively, of Perpetual Capital.
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

	Carry Fund Appreciation/(Depreciation)(1)
	Quarter-to-Date		Year-to-Date
	Q3 2022	Q3 2023	Q3 2022	Q3 2023
Overall Carry Fund Appreciation/(Depreciation)	2%	2%	10%	5%
Global Private Equity:
Corporate Private Equity	1%	1%	4%	3%
Real Estate	2%	1%	17%	2%
Infrastructure & Natural Resources	8%	5%	45%	8%
Global Credit Carry Funds	0%	2%	1%	8%
Global Investment Solutions Carry Funds	0%	2%	9%	9%
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
While there is no perfectly comparable market index benchmark for the overall portfolio or any of its segments or strategies, the S&P 500 and MSCI ACWI appreciation (depreciation) for the three months ended September 30, 2023 were (3.6)% and (3.8)%, respectively, while the FTSE NAREIT Composite appreciation (depreciation) was (9.1)%, the S&P Oil and Gas Exploration and Production Index was 11.8%, and the S&P Leveraged Loan Index appreciation (depreciation) was 1.4%. Notably, after carrying the S&P 500’s broader performance during the first half of 2023, the top seven stocks (Apple, Microsoft, NVIDIA, Alphabet, Amazon, Tesla and Meta) began to show signs of weakness, with just three of seven posting gains in the third quarter, and all performing worse than they had in the first half of the year. In the third quarter and year-to-date 2023, the S&P 500 depreciated (3.6)% and appreciated 11.7%, respectively, but excluding the top seven stocks, the “S&P 493” depreciated (2.5)% and appreciated 0.7% in the respective periods. For the nine months ended September 30, 2023, S&P 500 and MSCI ACWI appreciation (depreciation) were 11.7% and 8.5%, respectively, while the FTSE NAREIT Composite appreciation (depreciation) was (8.3)%, the S&P Oil and Gas Exploration and Production Index was 0.1%, and the S&P Leveraged Loan Index appreciation (depreciation) was 3.1%.
Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our unaudited condensed consolidated financial statements. As of September 30, 2023, our Consolidated Funds represent approximately 2% of our AUM; 2% of our management fees for both the three and nine months ended September 30, 2023; and 43% and 20% of our total investment income or loss for the three and nine months ended September 30, 2023, respectively.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise. As of September 30, 2023, the assets and liabilities of the Consolidated Funds were primarily related to our consolidated CLOs which held approximately $6.6 billion of total assets of the Consolidated Funds and $6.5 billion of total liabilities of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022. The unaudited condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in U.S. GAAP, changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment income (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Revenues
Fund management fees	$502.6	$535.9	$1,511.2	$1,532.9
Incentive fees	21.1	15.1	61.9	42.6
Investment income (loss)
Performance allocations	(118.3)	298.1	(204.3)	1,346.2
Principal investment income (loss)	100.6	124.2	105.1	500.5
Total investment income (loss)	(17.7)	422.3	(99.2)	1,846.7
Interest and other income	57.9	35.5	152.1	92.5
Interest and other income of Consolidated Funds	152.7	79.7	411.7	204.6
Total revenues	716.6	1,088.5	2,037.7	3,719.3
Expenses
Compensation and benefits
Cash-based compensation and benefits	267.6	251.4	798.4	779.7
Equity-based compensation	64.4	54.2	186.8	139.3
Performance allocations and incentive fee related compensation	(53.9)	163.5	(40.4)	741.2
Total compensation and benefits	278.1	469.1	944.8	1,660.2
General, administrative and other expenses	143.0	149.2	470.7	387.2
Interest	31.4	27.3	91.8	82.0
Interest and other expenses of Consolidated Funds	102.5	53.7	298.3	137.1
Other non-operating expenses	0.1	0.3	0.2	0.8
Total expenses	555.1	699.6	1,805.8	2,267.3
Other income (loss)
Net investment income (losses) of Consolidated Funds	(9.3)	(30.3)	9.9	(51.0)
Income (loss) before provision for income taxes	152.2	358.6	241.8	1,401.0
Provision (benefit) for income taxes	41.2	76.2	68.2	274.9
Net income (loss)	111.0	282.4	173.6	1,126.1
Net income attributable to non-controlling interests in consolidated entities	29.7	1.6	90.0	28.3
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$81.3	$280.8	$83.6	$1,097.8

Revenues
Total revenues decreased $371.9 million, or 34.2%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and decreased $1,681.6 million, or 45.2%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The following table provides the components of the changes in total revenues for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 v. 2022
	(Dollars in millions)
Total Revenues, September 30, 2022	$1,088.5	$3,719.3
Increases (Decreases):
Decrease in fund management fees	(33.3)	(21.7)
Increase in incentive fees	6.0	19.3
Decrease in investment income, including performance allocations	(440.0)	(1,945.9)
Increase in interest and other income	22.4	59.6
Increase in interest and other income of Consolidated Funds	73.0	207.1
Total decrease	(371.9)	(1,681.6)
Total Revenues, September 30, 2023	$716.6	$2,037.7
Fund Management Fees. Fund management fees decreased $33.3 million, or 6.2%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and decreased $21.7 million, or 1.4%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 v. 2022
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$19.6	$63.3
Lower management fees resulting from the change in basis for funds where the investment period has expired, reductions for funds that are no longer calling for management fees, and from net investment activity in funds whose management fees are based on invested capital, including the impact of changes in rate and/or base under the strategic advisory services agreement with Fortitude	(21.5)	(57.6)
(Decrease) increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	(0.1)	7.5
Higher management fees due to CBAM and Abingworth acquisitions	1.7	27.1
Lower transaction and portfolio advisory fees	(25.1)	(53.0)
All other changes	(7.9)	(9.0)
Total decrease in Fund management fees(1)	$(33.3)	$(21.7)
(1)    Total decrease in Fund management fees does not include fluctuations in management fees from NGP. We do not control NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP. Therefore, Fund management fees associated with NGP are included in Principal investment income (loss) in our U.S. GAAP results.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $9.4 million and $34.5 million for the three months ended September 30, 2023 and 2022, respectively, and $39.3 million and $92.3 million for the nine months ended September 30, 2023 and 2022, respectively. Transaction and portfolio advisory fees for the three and nine months ended September 30, 2023 included lower capital markets fees than in the comparable periods of 2022. The nine months ended September 30, 2022 also included transaction fees in our insurance and aviation strategies. Transaction fees and capital markets fees will vary with activity levels in a given period.

Investment Income (loss). Investment income (loss) decreased $440.0 million to $(17.7) million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and decreased $1.9 billion to $(99.2) million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The components of Investment income (loss) are included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Performance allocations, excluding NGP (see below)	$(118.3)	$298.1	$(204.3)	$1,346.2
Investment income from NGP, which includes performance allocations	74.9	105.4	145.7	617.9
Investment income (loss) from our carry funds:
Global Private Equity	1.7	18.6	11.9	76.2
Global Credit	(5.6)	1.8	1.7	5.2
Global Investment Solutions	0.5	(1.1)	8.7	6.3
Investment income (loss) from our CLOs	10.9	(0.7)	27.5	(31.9)
Investment income (loss) from Carlyle FRL	12.9	30.8	(100.7)	(119.7)
Investment income (loss) from our other Global Credit products	7.7	(7.4)	21.0	(34.7)
Investment income (loss) on foreign currency hedges	(2.8)	(23.9)	0.3	(23.2)
All other investment income (loss)	0.4	0.7	(11.0)	4.4
Total investment income (loss)	$(17.7)	$422.3	$(99.2)	$1,846.7
The decrease in Investment income (loss) for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 primarily reflects a decrease in performance allocations driven by reversals in certain carry funds, including CP VII and CP VI, partially offset by portfolio appreciation in certain carry funds, and a decrease in investment income generated by our equity method investment in the general partners of certain carry funds advised by NGP. Carry fund appreciation was 5% during the nine months ended September 30, 2023 compared to appreciation of 10% during the nine months ended September 30, 2022, resulting in significantly higher performance allocations in 2022 compared to reversals in 2023. The nine months ended September 30, 2023 included an investment loss of $104.0 million related to our equity method investment in Carlyle FRL, which was recorded as a result of the dilution of our indirect ownership in Fortitude from 13.5% to 10.5% in connection with the final drawdown of the Fortitude capital raise (see Note 4 to the unaudited condensed consolidated financial statements for more information). The nine months ended September 30, 2023 also included an unrealized investment loss of $13.3 million associated with the remeasurement of a corporate investment in equity securities resulting from an observable price change pursuant to ASC 321, Investments–Equity Securities. The nine months ended September 30, 2022 included an investment loss of $176.9 million related to our equity method investment in Carlyle FRL, which was recorded as a result of the dilution of our indirect ownership in Fortitude from 19.9% to 13.5% in connection with the initial drawdown of the Fortitude capital raise.
We recorded investment income from our CLOs during the three and nine months ended September 30, 2023 as compared to investment loss from our CLOs during the three and nine months ended September 30, 2022. The fair value of the CLO investments held by the firm (before the effects of consolidation) decreased 1% during the quarter, with our investments in subordinated notes depreciating 2% and senior notes depreciating 1% during the three months ended September 30, 2023. The fair value of the CLO investments held by the firm (before the effects of consolidation) remained flat year-to-date, with our investments in subordinated notes depreciating 8% and senior notes appreciating 2% year-to-date.

Performance Allocations. Performance allocations decreased $416.4 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and decreased $1.6 billion for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Performance allocations by segment on a consolidated U.S. GAAP basis for the three and nine months ended September 30, 2023 and 2022 comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Global Private Equity	$(188.2)	$237.2	$(519.6)	$1,106.4
Global Credit	45.3	27.2	116.4	(3.6)
Global Investment Solutions	24.6	33.7	198.9	243.4
Total performance allocations	$(118.3)	$298.1	$(204.3)	$1,346.2

Total carry fund appreciation(1)	2%	2%	5%	10%
(1) Carry fund appreciation includes appreciation on the NGP Carry Funds. We do not control NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP. Therefore, performance allocations related to these funds of $51.2 million and $87.7 million for the three and nine months ended September 30, 2023, respectively, and $81.6 million and $532.2 million for the three and nine months ended September 30, 2022, respectively, are included in Principal investment income (loss) in our U.S. GAAP results.
Refer to “—Key Financial Measures” for a listing of the funds which generated performance allocations in excess of 10% of total performance allocation accruals and funds which had reversals of performance allocations in excess of 10% of the total reversal of performance allocations for the periods presented.
The global economy leaves the third quarter of 2023 in much the same state as it entered. U.S. economic growth exceeded expectations despite volatility across underlying expenditure categories, the Euro-area economy remained roughly flat as the downdraft from energy-intensive industrials and Germany offsets growth elsewhere, China’s economy regained momentum despite uneven growth rates across sectors, and Asia ex-China (India, Japan, and Korea) saw acceleration in economic activity and consumption. Our carry fund portfolio appreciated 2% in the third quarter of 2023, with 1% appreciation in our corporate private equity funds, appreciation of 5% in our infrastructure and natural resources funds, appreciation of 1% in our real estate funds, appreciation of 2% in our Global Credit carry funds (which represent approximately 12% of the total Global Credit remaining fair value as of September 30, 2023), and appreciation of 2% in our Global Investment Solutions funds.
Interest and Other Income. Interest and other income increased $22.4 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and increased $59.6 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily as a result of increases in the reimbursement of certain costs incurred on behalf of Carlyle funds, higher yields on cash and interest income on corporate treasury investments.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds increased $73 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and increased $207.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Substantially all of the increase in interest and other income of Consolidated Funds relates to increased interest income from CLOs. Our CLOs generate interest income primarily from investments in bonds and loans, inclusive of amortization of discounts, and generate other income from consent and amendment fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.

Expenses
Total expenses decreased $144.5 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and decreased $461.5 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The following table provides the components of the changes in total expenses for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 v. 2022
	(Dollars in millions)
Total Expenses, September 30, 2022	$699.6	$2,267.3
Increases (Decreases):
Decrease in total compensation and benefits	(191.0)	(715.4)
(Decrease) increase in general, administrative and other expenses	(6.2)	83.5
Increase in interest	4.1	9.8
Increase in interest and other expenses of Consolidated Funds	48.8	161.2
Decrease in other non-operating expense	(0.2)	(0.6)
Total decrease	(144.5)	(461.5)
Total Expenses, September 30, 2023	$555.1	$1,805.8
Total Compensation and Benefits. Total compensation and benefits decreased $191.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and decreased $715.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 v. 2022
	(Dollars in millions)
Increase in cash-based compensation and benefits	$16.2	$18.7
Increase in equity-based compensation	10.2	47.5
Decrease in performance allocations and incentive fee related compensation	(217.4)	(781.6)
Decrease in total compensation and benefits	$(191.0)	$(715.4)
Cash-based Compensation and Benefits. Cash-based compensation and benefits increased $16.2 million, or 6.4%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and increased $18.7 million, or 2.4%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 v. 2022
	(Dollars in millions)
Increase in headcount and bonuses	$20.7	$68.3
Decrease in compensation expense associated with contingent earn-out payments(1)	(4.5)	(49.6)
Total increase in cash-based compensation and benefits	$16.2	$18.7
(1) The December 2018 Carlyle Aviation Partners acquisition included an earn-out of up to $150.0 million and the August 2022 Abingworth acquisition included an earn-out of up to $130.0 million. During the nine months ended September 30, 2023, we entered into a termination and settlement agreement with respect to the Carlyle Aviation Partners earn-out, which resulted in a reversal of $0.7 million of previously accrued expense compared with expense of $3.6 million and $43.3 million during the three and nine months ended September 30, 2022. During the nine months ended September 30, 2023, we reversed previously accrued expense of $4.7 million related to the Abingworth earn-out based on revised performance expectations relative to earn-out targets. For additional information, refer to “—Liquidity and Capital Resources—Contingent Cash Payments For Business Acquisitions and Strategic Investments.”

Equity-based Compensation. Equity-based compensation, net of forfeitures, increased $10.2 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and increased $47.5 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. In 2023, we granted a total of 10.2 million restricted stock units to our personnel, including certain senior Carlyle professionals and other key personnel, as well as an aggregate 7.0 million time and performance-based inducement equity awards in connection with the appointment of our new chief executive officer. As a result of these grants, combined with grants of long-term strategic restricted awards in 2021, equity-based compensation expense is higher, and we expect that it will be higher in the coming years, than it has been in prior years. The three and nine months ended September 30, 2022 included approximately $15 million of net expense related to the modification of, and accelerated expense associated with, certain restricted stock awards in connection with the departure of our former chief executive officer.
Performance allocations and incentive fee related compensation expense. Performance allocations and incentive fee related compensation expense decreased $217.4 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and decreased $781.6 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Performance allocations and incentive fee related compensation expense by segment on a consolidated U.S. GAAP basis for the three and nine months ended September 30, 2023 and 2022 comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Global Private Equity	$(103.6)	$116.5	$(251.9)	$550.9
Global Credit	32.1	19.9	83.9	18.9
Global Investment Solutions	17.6	27.1	127.6	171.4
Total performance allocations and incentive fee related compensation	$(53.9)	$163.5	$(40.4)	$741.2
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
General, Administrative and Other Expenses. General, administrative and other expenses decreased $6.2 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and increased $83.5 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 v. 2022
	(Dollars in millions)
Higher intangible asset amortization(1)	$4.7	$31.7
Foreign exchange adjustments(2)	(3.7)	42.0
(Lower) higher external fundraising costs	(3.2)	3.5
Higher travel and conference expenses	—	12.0
Higher IT and other office expenses	2.6	10.5
Lower professional fees	(9.5)	(17.7)
Other changes (3)	2.9	1.5
Total (decrease) increase in general, administrative and other expenses	$(6.2)	$83.5

(1) Intangible asset amortization increases for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 are primarily related to the CBAM and Abingworth acquisitions. See Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
(2) Foreign exchange losses for the nine months ended September 30, 2023 as compared to foreign exchange gains for the nine months ended September 30, 2022, are primarily driven by the EUR appreciation relative to the USD.
(3) The nine months ended September 30, 2022 included $7.5 million in advances to a portfolio company. These amounts, which had previously been reserved, were recovered during the three months ended September 30, 2023. This was offset by a one-time litigation cost recovery of $8.2 million in the three months ended September 30, 2022.

Interest. Interest increased $4.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and increased $9.8 million for the nine months ended September 30, 2023 as compared to nine months ended September 30, 2022, primarily due to higher interest rates on CLO term loans. The nine months ended September 30, 2023 also included an increase in interest expense related to the acquisition of the CBAM portfolio of assets in the first quarter of 2022.
Interest and Other Expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $48.8 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and increased $161.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to higher interest expense on the consolidated CLOs. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.
Net Investment Income (Loss) of Consolidated Funds. The table below summarizes the components of net investment gains (losses) of our consolidated funds, including our consolidated CLOs and certain other funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Realized gains (losses)	$(24.1)	$(9.3)	$(63.0)	$(13.1)
Net change in unrealized gains (losses)	145.7	(61.9)	325.7	(306.2)
Total gains (losses)	121.6	(71.2)	262.7	(319.3)
Gains (losses) from liabilities of CLOs	(130.9)	40.9	(252.8)	268.3
Total net investment gains (losses) of Consolidated Funds	$(9.3)	$(30.3)	$9.9	$(51.0)

Provision (Benefit) for Income Taxes. The Company’s provision (benefit) for income taxes was $41.2 million and $76.2 million for the three months ended September 30, 2023 and 2022, respectively, and $68.2 million and $274.9 million for the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate was approximately 27% and 21% for the three months ended September 30, 2023 and 2022, respectively, and approximately 28% and 20% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for the nine months ended September 30, 2023 and 2022 is primarily comprised of the 21% U.S. federal corporate income tax rate plus U.S. state and foreign corporate income taxes, non-controlling interest, and disallowed executive compensation. The effective tax rate for the nine months ended September 30, 2022 also reflects a deferred tax benefit resulting from a reduction in future foreign withholding taxes. As of September 30, 2023 and December 31, 2022, the Company had federal, state, local and foreign taxes payable of $13.6 million and $39.7 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying unaudited condensed consolidated balance sheets.
Net Income Attributable to Non-controlling Interests in Consolidated Entities. Net income attributable to non-controlling interests in consolidated entities was $29.7 million for the three months ended September 30, 2023 as compared to net income of $1.6 million for the three months ended September 30, 2022. Net income attributable to non-controlling interests in consolidated entities was $90.0 million for the nine months ended September 30, 2023 as compared to net income of $28.3 million for the nine months ended September 30, 2022. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related fund’s limited partners or CLO investors, as well as net earnings from our Insurance Solutions business and certain other products that are allocated to certain third party investors. These amounts also reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions.

Net Income Attributable to The Carlyle Group Inc. Common Stockholders. Net income (loss) attributable to The Carlyle Group Inc. common stockholders was $81.3 million for the three months ended September 30, 2023, a $199.5 million decrease from net income of $280.8 million for the three months ended September 30, 2022. Net income (loss) attributable to The Carlyle Group Inc. common stockholders was $83.6 million for the nine months ended September 30, 2023, a $1,014.2 million decrease from net income of $1,097.8 million for the nine months ended September 30, 2022.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the three and nine months ended September 30, 2023 and 2022. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
The following table shows our total segment DE and FRE for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Total Segment Revenues	$776.6	$1,401.7	$2,508.7	$3,342.4
Total Segment Expenses	409.2	757.3	1,480.9	1,866.4
Distributable Earnings	$367.4	$644.4	$1,027.8	$1,476.0
(-) Realized Net Performance Revenues	150.0	391.1	394.6	780.0
(-) Realized Principal Investment Income	23.4	56.7	69.3	126.8
(+) Net Interest	10.7	16.0	41.5	63.1
(=) Fee Related Earnings	$204.7	$212.6	$605.4	$632.3
The following table sets forth our total segment revenues for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$518.1	$514.1	$1,539.3	$1,484.5
Portfolio advisory and transaction fees, net and other	11.2	35.0	45.8	93.4
Fee related performance revenues	23.4	20.6	125.4	100.2
Total fund level fee revenues	552.7	569.7	1,710.5	1,678.1
Realized performance revenues	180.4	764.8	680.6	1,521.0
Realized principal investment income	23.4	56.7	69.3	126.8
Interest income	20.1	10.5	48.3	16.5
Total Segment Revenues	$776.6	$1,401.7	$2,508.7	$3,342.4

The following table sets forth our total segment expenses for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$256.0	$246.7	$805.3	$752.2
Realized performance revenue related compensation	30.4	373.7	286.0	741.0
Total compensation and benefits	286.4	620.4	1,091.3	1,493.2
General, administrative, and other indirect expenses	81.6	100.8	270.8	265.0
Depreciation and amortization expense	10.4	9.6	29.0	28.6
Interest expense	30.8	26.5	89.8	79.6
Total Segment Expenses	$409.2	$757.3	$1,480.9	$1,866.4
Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Income (loss) before provision for income taxes	$152.2	$358.6	$241.8	$1,401.0
Adjustments:
Net unrealized performance and fee related performance revenues	138.9	152.2	471.6	(385.2)
Unrealized principal investment (income) loss	(17.1)	29.9	(18.5)	33.3
Principal investment loss from dilution of indirect investment in Fortitude	—	—	104.0	176.9
Equity-based compensation(1)	67.3	56.0	195.1	145.0
Acquisition or disposition-related charges (credits), including amortization of intangibles and impairment	50.6	42.4	113.0	124.9
Tax (expense) benefit associated with certain foreign performance revenues	(0.2)	3.8	(0.8)	3.0
Net (income) loss attributable to non-controlling interests in consolidated entities	(29.7)	(1.6)	(90.0)	(28.3)
Other adjustments including severance	5.4	3.1	11.6	5.4
(=) Distributable Earnings	$367.4	$644.4	$1,027.8	$1,476.0
(-) Realized net performance revenues(2)	150.0	391.1	394.6	780.0
(-) Realized principal investment income(2)	23.4	56.7	69.3	126.8
(+) Net interest	10.7	16.0	41.5	63.1
(=) Fee Related Earnings	$204.7	$212.6	$605.4	$632.3

(1)    Equity-based compensation includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.

(2) See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2023
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(118.3)	$298.7	$180.4
Performance revenues related compensation expense	(53.9)	84.3	30.4
Net performance revenues	$(64.4)	$214.4	$150.0

Principal investment income (loss)	$100.6	$(77.2)	$23.4

	Nine Months Ended September 30, 2023
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(204.3)	$884.9	$680.6
Performance revenues related compensation expense	(40.4)	326.4	286.0
Net performance revenues	$(163.9)	$558.5	$394.6

Principal investment income (loss)	$105.1	$(35.8)	$69.3

	Three Months Ended September 30, 2022
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$298.1	$466.7	$764.8
Performance revenues related compensation expense	163.5	210.2	373.7
Net performance revenues	$134.6	$256.5	$391.1

Principal investment income (loss)	$124.2	$(67.5)	$56.7

	Nine Months Ended September 30, 2022
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,346.2	$174.8	$1,521.0
Performance revenues related compensation expense	741.2	(0.2)	741.0
Net performance revenues	$605.0	$175.0	$780.0

Principal investment income (loss)	$500.5	$(373.7)	$126.8
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

Distributable Earnings for our reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Global Private Equity	$292.2	$505.7	$795.7	$1,175.5
Global Credit	54.8	111.7	179.1	233.6
Global Investment Solutions	20.4	27.0	53.0	66.9
Distributable Earnings	$367.4	$644.4	$1,027.8	$1,476.0
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

Global Private Equity
The following table presents our results of operations for our Global Private Equity segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$330.1	$330.1	$987.2	$971.3
Portfolio advisory and transaction fees, net and other	4.0	7.7	14.7	21.3
Fee related performance revenues	0.7	6.1	63.1	59.0
Total fund level fee revenues	334.8	343.9	1,065.0	1,051.6
Realized performance revenues	164.6	628.4	577.3	1,302.1
Realized principal investment income	14.4	46.0	39.5	94.4
Interest income	8.8	5.1	19.7	6.7
Total revenues	522.6	1,023.4	1,701.5	2,454.8
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	142.3	146.7	464.6	453.9
Realized performance revenues related compensation	18.2	283.5	209.1	588.7
Total compensation and benefits	160.5	430.2	673.7	1,042.6
General, administrative, and other indirect expenses	46.0	65.3	162.2	170.1
Depreciation and amortization expense	7.1	6.3	19.7	18.9
Interest expense	16.8	15.9	50.2	47.7
Total expenses	230.4	517.7	905.8	1,279.3
Distributable Earnings	$292.2	$505.7	$795.7	$1,175.5
(-) Realized Net Performance Revenues	146.4	344.9	368.2	713.4
(-) Realized Principal Investment Income	14.4	46.0	39.5	94.4
(+) Net Interest	8.0	10.8	30.5	41.0
(=) Fee Related Earnings	$139.4	$125.6	$418.5	$408.7

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022 and Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Distributable Earnings
Distributable Earnings decreased $213.5 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and decreased $379.8 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 v. 2022
	(Dollars in millions)
Distributable Earnings, September 30, 2022	$505.7	$1,175.5
Increases (decreases):
Increase in fee related earnings	13.8	9.8
Decrease in realized net performance revenues	(198.5)	(345.2)
Decrease in realized principal investment income	(31.6)	(54.9)
Decrease in net interest	2.8	10.5
Total decrease	(213.5)	(379.8)
Distributable Earnings, September 30, 2023	$292.2	$795.7

Realized Net Performance Revenues. Realized net performance revenues decreased $198.5 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and decreased $345.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, reflecting the sharp slowdown in market activity during 2023 in response to higher interest rates and uncertainty in the economic outlook. Realized net performance revenues were primarily generated by the following funds for the three and nine months ended September 30, 2023 and 2022:

Three Months Ended September 30,		Nine Months Ended September 30,
2023	2022	2023	2022
NGP XII (1)	CP VI	NGP XII (1)	CP VI
CRP VIII	CEP IV	CEOF II	CEP IV
CP VI	CGFSP II	CEOF I	CJP III
	CAP IV	CP VI	CRP VIII
	CRP VIII	CRP VIII	CAP IV
		CJP III	CEOF II
		CAP IV	CGFSP II
		CEP IV	CRP VII
CP V
(1) Our realized performance revenues related compensation as a percentage of realized performance revenues is generally 45% in our Global Private Equity segment. Our equity interests in the general partners of the NGP Carry Funds generally entitle us to 47.5% of performance revenues earned by such funds, which are primarily allocated to Carlyle because the investment teams for the NGP funds are not employed by Carlyle. As a result, realized performance revenues related compensation as a percentage of realized performance revenues in our Global Private Equity segment for the three and nine months ended September 30, 2023 was 11% and 36%, respectively. We do not control or advise the NGP Carry Funds.

Realized Principal Investment Income. Realized principal investment income was $14.4 million for the three months ended September 30, 2023 as compared to realized principal investment income of $46.0 million for the three months ended September 30, 2022. Realized principal investment income was $39.5 million for the nine months ended September 30, 2023 as compared to realized principal investment income of $94.4 million for the nine months ended September 30, 2022. The decrease for the three months ended September 30, 2023 was driven primarily by our U.S. and Europe buyout funds. The decrease for the nine months ended September 30, 2023, primarily driven by our U.S. buyout, Europe buyout and U.S. real estate funds, was partially offset by an increase in realized principal investment income from our infrastructure and natural resources funds.
Fee Related Earnings
Fee Related Earnings increased $13.8 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and increased $9.8 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 v. 2022
	(Dollars in millions)
Fee Related Earnings, September 30, 2022	$125.6	$408.7
Increases (decreases):
(Decrease) increase in fee revenues	(9.1)	13.4
Decrease (increase) in cash-based compensation and benefits	4.4	(10.7)
Decrease in general, administrative and other indirect expenses	19.3	7.9
All other changes	(0.8)	(0.8)
Total increase	13.8	9.8
Fee Related Earnings, September 30, 2023	$139.4	$418.5
Fee Revenues. Total fee revenues decreased $9.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and increased $13.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 v. 2022
	(Dollars in millions)
Higher fund management fees	$—	$15.9
Lower portfolio advisory and transaction fees, net and other	(3.7)	(6.6)
(Lower) higher fee related performance revenues	(5.4)	4.1
Total (decrease) increase in fee revenues	$(9.1)	$13.4
Fund management fees for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 remained flat. The impact of fundraising activity across the platform, as well as an increase in catch-up management fees to $11.6 million for the three months ended September 30, 2023 compared to $9.7 million for the three months ended September 30, 2022, was largely offset by realizations in funds which charge fees based on invested capital.
The increase in fund management fees for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to catch-up management fees of $22.0 million for the nine months ended September 30, 2023 compared to $11.1 million for the nine months ended September 30, 2022, as well as the impact of fundraising across the platform and management fees from Abingworth. These increases were partially offset by the impact of investment realizations in funds on which management fees are based on invested capital, as well as the basis step-downs in CETP IV and CRSEF.
The decrease in portfolio advisory and transaction fees, net and other for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 were primarily driven by the termination of portfolio fees in connection with the realization of investments in certain portfolio companies over the last twelve months, as well as a transaction fee related to our U.S. buyout strategy earned during the three months ended September 30, 2022.
The decrease in fee related performance revenues for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 as well as the increase in fee related performance revenues for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was due to fee related performance revenues from CPI, which will fluctuate from quarter to quarter. We expect CPI fee related performance revenues to remain low in the fourth quarter of 2023.
The total weighted-average management fee rate and the fee rate for funds in the investment period were 1.25% and 1.41% as of September 30, 2023, respectively, and were generally flat to September 30, 2022. Fee-earning assets under management were $107.4 billion and $106.5 billion as of September 30, 2023 and 2022, respectively, an increase of $0.9 billion.

Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $4.4 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a $2.6 million decrease in compensation associated with fee related performance revenues as well as a decrease in headcount.
Cash-based compensation and benefits expense increased $10.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to the impact of the Abingworth acquisition in August 2022, as well as a $1.9 million increase in compensation associated with fee related performance revenues.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $19.3 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to the reimbursement of $7.5 million in advances to a portfolio company, previously reserved in 2022, as well as higher foreign currency gains and lower external fundraising fees.
General, administrative and other indirect expenses decreased $7.9 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to lower external fundraising fees and professional fees as well as the reimbursement of $7.5 million in advances to a portfolio company, previously reserved in 2022, partially offset by foreign currency losses compared to gains in the comparable prior period, as well as higher conference expenses and travel costs.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2023 and 2022
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2023	2022
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$53,149	$55,250
Fee-earning AUM based on invested capital	44,502	40,496
Fee-earning AUM based on net asset value	6,644	5,832
Fee-earning AUM based on lower of cost or fair value	3,095	4,898
Total Fee-earning AUM	$107,390	$106,476
Weighted Average Management Fee Rates(2)
All Funds	1.25%	1.25%
Funds in Investment Period	1.41%	1.42%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Represents the aggregate effective management fee rate of each fund in the segment, weighted by each fund’s Fee-earning AUM, as of the end of each period presented.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Global Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$107,079	$105,635	$107,801	$104,252
Inflows(1)	1,541	4,800	5,356	12,086
Outflows (including realizations)(2)	(821)	(2,544)	(5,190)	(7,111)
Market Activity & Other(3)	121	(319)	(120)	(126)
Foreign Exchange(4)	(530)	(1,096)	(457)	(2,625)
Balance, End of Period	$107,390	$106,476	$107,390	$106,476
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
Fee-earning AUM of $107.4 billion at September 30, 2023 increased slightly from $107.1 billion at June 30, 2023, as inflows were offset by negative foreign exchange activity and outflows in the period. Inflows of $1.5 billion included additional fee-paying capital raised in NGP XIII and CP VIII, as well as investments made in funds which charge fees on invested capital or net asset value. Outflows of $0.8 billion were driven by realizations in funds that charge fees on invested capital or net asset value, while $0.5 billion of negative foreign exchange activity resulted primarily from the translation of balances in our EUR-denominated funds to USD. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM of $107.4 billion at September 30, 2023 decreased slightly from $107.8 billion at December 31, 2022, as outflows and negative foreign exchange activity were offset by inflows. Outflows of $5.2 billion were driven by realizations in funds which charge fees on invested capital or net asset value, as well as funds which stopped charging fees during the period, while $0.5 billion of negative foreign exchange activity resulted primarily from the translation of balances in our EUR-denominated funds to USD. Inflows of $5.4 billion included the impact of the activation of fees in NGP XIII, CRSEF II, and NGP RP II, additional fee-paying capital raised in CP VIII, as well as investments made in funds which charge fees on invested capital or net asset value.
Fee-earning AUM of $107.4 billion at September 30, 2023 increased slightly from $106.5 billion at September 30, 2022, as inflows and positive foreign exchange activity were largely offset by outflows in the period. Inflows of $6.3 billion included the activation of fees in NGP XIII, CRSEF II, and NGP RP II, additional fee-paying commitments raised in CP VIII and CETP V, and investments made in funds which charge fees on invested capital or net asset value. Positive foreign exchange activity of $1.0 billion was driven by the translation of balances in our EUR-denominated funds to USD. Outflows of $6.4 billion were driven by realizations in funds that charge fees on invested capital and funds which stopped charging fees during the period.

Total AUM as of and for the Three and Nine Months Ended September 30, 2023
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$162,802	$163,098
Inflows(1)	1,741	6,032
Outflows (including realizations)(2)	(4,287)	(9,988)
Market Activity & Other(3)	1,182	2,216
Foreign Exchange(4)	(824)	(744)
Balance, End of Period	$160,614	$160,614
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

Total AUM was $160.6 billion at September 30, 2023, a decrease of 1% from $162.8 billion at June 30, 2023 as outflows more than offset inflows and market appreciation for the period. Outflows of $4.3 billion included realizations from the NGP Energy, U.S. Real Estate, and U.S. Buyout funds. Inflows of $1.7 billion included additional capital raised in NGP XIII and CP VIII. Overall segment appreciation of $1.2 billion for the period included $0.3 billion in NGP XI, $0.3 billion in CP VIII, $0.3 billion in CP VII, and $0.3 billion in CAP V, partially offset by depreciation including $0.8 billion in CP VI.
Total AUM of $160.6 billion at September 30, 2023 decreased 2% from $163.1 billion at December 31, 2022, as outflows more than offset inflows and market appreciation. Outflows of $10.0 billion included realizations from the NGP Energy, U.S. Buyout, and International Energy funds. Inflows of $6.0 billion included capital raised in CAP VI, NGP XIII, and CP VIII. Overall segment appreciation of $2.2 billion for the period included appreciation of $0.8 billion in CP VII, $0.6 billion in CP VIII, and $0.6 billion in NGP XII, partially offset by deprecation of $1.1 billion in CP VI.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2023, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following tables reflect the performance of our significant funds in our Global Private Equity business. Please see “—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of September 30, 2023						As of September 30, 2023
Fund (Fee Initiation Date/Stepdown Date)(19)	Committed Capital(20)	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/(Giveback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,797	$7,262	49%	$1	$8,275	1.1x	NM	NM	$—	n/a	n/a	n/a
CP VII (May 2018 / Oct 2021)	$18,510	$17,740	96%	$2,106	$22,160	1.4x	12%	8%	$100	$1,615	1.2x	13%
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$23,745	$5,688	2.2x	19%	14%	$349	$26,401	2.5x	22%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$28,070	$830	2.2x	18%	14%	$88	$28,144	2.3x	20%
CEP V (Oct 2018 / Sep 2024)	€6,416	€5,291	82%	€1,433	€5,962	1.4x	19%	10%	$159	n/a	n/a	n/a
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,797	103%	€5,609	€1,972	2.0x	18%	12%	$183	€5,688	2.3x	23%
CEP III (Jul 2007 / Dec 2012)	€5,295	€5,177	98%	€11,716	€104	2.3x	19%	14%	$11	€11,648	2.3x	19%
CAP V (Jun 2018 / Jun 2024)	$6,554	$5,710	87%	$1,425	$5,998	1.3x	17%	8%	$56	$916	1.8x	142%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,146	107%	$6,360	$2,287	2.1x	18%	13%	$232	$7,477	2.8x	26%
CJP IV (Oct 2020 / Oct 2026)	¥258,000	¥166,230	64%	¥12,492	¥230,133	1.5x	43%	22%	$36	¥32,230	2.2x	103%
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥214,998	¥38,640	2.8x	24%	17%	$22	¥203,055	3.4x	27%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$942	94%	$383	$1,695	2.2x	31%	23%	$101	$781	6.2x	52%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,960	$539	2.7x	27%	20%	$45	$1,956	2.4x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,283	$333	26%	$—	$348	1.0x	NM	NM	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,361	98%	$3,068	$1,867	2.1x	21%	15%	$115	$3,113	2.9x	37%
CETP V (Mar 2022 / Jun 2028)	€3,180	€739	23%	€—	€770	1.0x	NM	NM	$—	n/a	n/a	n/a
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,177	87%	€813	€1,680	2.1x	40%	29%	$85	€788	9.3x	122%
CETP III (Jul 2014 / Jul 2019)	€657	€602	92%	€1,278	€634	3.2x	41%	29%	$53	€1,288	3.4x	46%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$16	$1,126	1.2x	10%	5%	$5	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,185	89%	$1,427	$3,074	1.4x	7%	5%	$68	$1,688	2.1x	16%
CAGP IV (Aug 2008 / Dec 2014)	$1,041	$954	92%	$1,130	$85	1.3x	6%	1%	$—	$1,128	1.3x	7%
CSABF (Dec 2009 / Dec 2016)	$776	$773	100%	$540	$340	1.1x	2%	Neg	$—	$654	1.3x	5%
All Other Active Funds & Vehicles(10)		$19,797	n/a	$16,559	$14,878	1.6x	21%	14%	$61	$16,669	2.1x	33%
Fully Realized Funds & Vehicles(11)(21)		$30,816	n/a	$74,046	$18	2.4x	28%	21%	$4	$74,064	2.4x	28%
TOTAL CORPORATE PRIVATE EQUITY(13)		$141,800	n/a	$184,412	$82,772	1.9x	25%	17%	$1,773	$186,715	2.4x	27%

Real Estate
CRP IX (Oct 2021 / Oct 2026)	$7,987	$3,107	39%	$—	$3,339	1.1x	NM	NM	$—	n/a	n/a	n/a
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$5,155	94%	$4,483	$4,445	1.7x	42%	26%	$174	$4,517	2.1x	55%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,843	92%	$4,909	$1,479	1.7x	18%	11%	$61	$4,875	1.8x	22%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,173	93%	$3,790	$151	1.8x	27%	18%	$5	$3,709	1.9x	29%
CPI (May 2016 / n/a)	$7,665	$7,509	98%	$2,297	$7,660	1.3x	16%	14%	n/a*	$1,376	1.7x	10%
All Other Active Funds & Vehicles(14)		$5,282	n/a	$4,349	$2,786	1.4x	7%	4%	$17	$4,006	1.4x	7%
Fully Realized Funds & Vehicles(15)(21)		$10,413	n/a	$16,268	$5	1.6x	11%	7%	$—	$16,273	1.6x	11%
TOTAL REAL ESTATE(13)		$37,482	n/a	$36,097	$19,864	1.5x	13%	8%	$256	$34,756	1.7x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,008	44%	$629	$944	1.6x	32%	14%	$31	$590	2.5x	NM**
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,401	96%	$2,170	$2,387	1.9x	17%	10%	$169	$3,446	2.8x	24%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,583	104%	$1,199	$1,738	1.9x	16%	11%	$113	$1,608	3.1x	31%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$1,836	83%	$432	$2,237	1.5x	22%	12%	$59	$273	1.5x	19%
NGP XIII (Feb 2023 / Feb 2028)	$1,311	$135	10%	$—	$135	1.0x	NM	NM	$—	n/a	n/a	n/a
NGP XII (Jul 2017 / Jul 2022)	$4,304	$2,972	69%	$3,403	$2,747	2.1x	23%	16%	$116	$3,554	3.5x	42%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$4,985	94%	$5,419	$4,414	2.0x	15%	11%	$386	$7,114	2.2x	25%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,404	$308	1.1x	3%	Neg	$—	$3,265	1.2x	5%
All Other Active Funds & Vehicles(17)		$4,972	n/a	$2,853	$4,570	1.5x	15%	12%	$30	$3,202	2.3x	24%
Fully Realized Funds & Vehicles(18)(21)		$1,190	n/a	$1,435	$—	1.2x	3%	1%	$—	$1,435	1.2x	3%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES(13)		$24,433	n/a	$20,944	$19,479	1.7x	13%	9%	$903	$24,488	2.1x	16%

Legacy Energy Funds(16)		$16,741	n/a	$24,001	$33	1.4x	12%	6%	$(1)	$23,568	1.5x	14%

*Net accrued fee related performance revenues for CPI of $14 million are excluded from Net Accrued Performance Revenues. These amounts will be reflected as fee related performance revenues when realized, and included in Fund level fee revenues in our segment results.
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
(11)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CP I, CP II, CP III, CP IV, CEP I, CAP I, CAP II, CAP III, CBPF I, CJP I, CJP II, CMG, CVP I, CVP II, CUSGF III, CGFSP I, CEVP I, CETP I, CETP II, CAVP I, CAVP II, CAGP III, CEOF I and Mexico.
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

(14)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: CCR, CER I, CER II and CEREP III.
(15)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CRP I, CRP II, CRP III, CRP IV, CRP V, CRCP I, CAREP I, CAREP II, CEREP I, and CEREP II.
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
(20)All amounts shown represent total capital commitments as of September 30, 2023. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.
(21)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$128.9	$128.4	$378.4	$345.8
Portfolio advisory and transaction fees, net and other	7.2	27.3	31.1	72.1
Fee related performance revenues	21.1	14.5	59.1	41.2
Total fund level fee revenues	157.2	170.2	468.6	459.1
Realized performance revenues	2.7	63.0	36.0	96.6
Realized principal investment income	8.0	9.2	25.2	28.2
Interest income	9.7	4.5	24.6	8.6
Total revenues	177.6	246.9	554.4	592.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	81.3	69.9	246.3	214.2
Realized performance revenues related compensation	1.4	28.9	16.8	45.0
Total compensation and benefits	82.7	98.8	263.1	259.2
General, administrative, and other indirect expenses	26.2	26.4	73.5	70.2
Depreciation and amortization expense	2.1	2.1	5.8	6.0
Interest expense	11.8	7.9	32.9	23.5
Total expenses	122.8	135.2	375.3	358.9
(=) Distributable Earnings	$54.8	$111.7	$179.1	$233.6
(-) Realized Net Performance Revenues	1.3	34.1	19.2	51.6
(-) Realized Principal Investment Income	8.0	9.2	25.2	28.2
(+) Net Interest	2.1	3.4	8.3	14.9
(=) Fee Related Earnings	$47.6	$71.8	$143.0	$168.7

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022 and Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Distributable Earnings
Distributable Earnings decreased $56.9 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and decreased $54.5 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 v. 2022
	(Dollars in millions)
Distributable Earnings, September 30, 2022	$111.7	$233.6
Increases (decreases):
Decrease in fee related earnings	(24.2)	(25.7)
Decrease in realized net performance revenues	(32.8)	(32.4)
Decrease in realized principal investment income	(1.2)	(3.0)
Decrease in net interest	1.3	6.6
Total decrease	(56.9)	(54.5)
Distributable Earnings, September 30, 2023	$54.8	$179.1
Realized Net Performance Revenues. Realized net performance revenues decreased $32.8 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a decrease in realized net performance revenues generated by our structured credit fund and CCOF I. During the three months ended September 30, 2023, we realized a net giveback obligation of $1.7 million for CSP III.
Realized net performance revenues decreased $32.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to decreases in realized net performance revenues generated by our structured credit fund and CCOF I, partially offset by realized net performance revenues generated by CSP II during the nine months ended September 30, 2023. We realized net giveback obligations of $1.7 million and $5.9 million for CSP III during the nine months ended September 30, 2023 and 2022, respectively.
Realized Principal Investment Income. Realized principal investment income decreased $1.2 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily driven by lower realized principal investment income from our Europe CLOs as well as our real estate credit and credit opportunities funds, partially offset by higher realized principal investment income from our business development companies and U.S. CLOs.
Realized principal investment income decreased $3.0 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily driven by lower realized principal investment income from our Europe CLOs and our real estate credit fund, partially offset by higher realized principal investment income from our business development companies.
Fee Related Earnings
Fee Related Earnings decreased $24.2 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and decreased $25.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 v. 2022
	(Dollars in millions)
Fee Related Earnings, September 30, 2022	$71.8	$168.7
Increases (decreases):
(Decrease) increase in fee revenues	(13.0)	9.5
Increase in cash-based compensation and benefits	(11.4)	(32.1)
Decrease (increase) in general, administrative and other indirect expenses	0.2	(3.3)
Total decrease	(24.2)	(25.7)
Fee Related Earnings, September 30, 2023	$47.6	$143.0
Fee Revenues. Fee revenues decreased $13.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and increased $9.5 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 v. 2022
	(Dollars in millions)
Higher fund management fees	$0.5	$32.6
Lower portfolio advisory and transaction fees, net and other	(20.1)	(41.0)
Higher fee related performance revenues	6.6	17.9
Total (decrease) increase in fee revenues	$(13.0)	$9.5
The increase in fund management fees for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily driven by increases of $8.4 million and $48.2 million, respectively, in our private credit and liquid credit strategies, partially offset by decreases of $7.9 million and $15.6 million, respectively, in our insurance and real assets credit strategies, which in part reflects the impact of changes in the rate and base under the strategic advisory services agreement with Fortitude. The increases in private credit and liquid credit reflect the impact of U.S. and Europe CLO issuances in 2022, as well as investment activity at CCOF II, partially offset by the impact of investment realizations in CEMOF II and CCOF I. The increase in fund management fees in liquid credit for the nine months ended September 30, 2023 also reflects the impact of the CBAM transaction in March 2022.
The decrease in portfolio advisory and transaction fees, net and other for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily driven by transaction fees in our insurance and real assets credit strategies in 2022, as well as a decrease in capital markets fees. The recognition of transaction fees and capital markets fees can be volatile as they are primarily generated by investment activity.
The increase in fee related performance revenues for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was due to higher fee related performance revenues from CTAC and our business development companies.
The weighted average management fee rate on our carry funds of 1.03% at September 30, 2023 was generally flat compared to 1.05% at September 30, 2022. Fee-earning assets under management were $124.0 billion and $117.3 billion as of September 30, 2023 and 2022, respectively, an increase of $6.7 billion or 6%.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $11.4 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to increased headcount, as well as a $2.5 million increase in compensation associated with fee related performance revenues.
Cash-based compensation and benefits expense increased $32.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to increased headcount, as well as a $6.4 million increase in compensation associated with fee related performance revenues.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $3.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to foreign currency losses compared to gains in the comparable prior period, as well as higher IT, office and travel expenses, partially offset by lower professional fees and external fundraising fees.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2023 and 2022
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2023	2022
Global Credit	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$2,765	$6,305
Fee-earning AUM based on invested capital	14,935	13,021
Fee-earning AUM based on collateral balances, at par	49,713	44,707
Fee-earning AUM based on net asset value	2,051	2,029
Fee-earning AUM based on fair value and other(2)	54,580	51,256
Total Fee-earning AUM	$124,044	$117,318
Weighted Average Management Fee Rates(3)
Global Credit Carry Funds	1.03%	1.05%
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement and funds with fees based on gross asset value.
(3)    Represents the aggregate effective management fee rate for carry funds, weighted by each fund’s Fee-earning AUM, as of the end of each period presented. As of September 30, 2023 and 2022, carry funds represented 14% of Global Credit Fee-earning AUM. Management fees for CLOs are based on the total par amount of the assets (collateral) and principal balance of the notes in the fund and are not calculated as a percentage of equity and are therefore not included. Fees related to Fortitude’s strategic advisory services agreement are based on Fortitude’s invested general account assets and are excluded.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$126,200	$116,367	$121,229	$51,718
Inflows(1)	1,635	5,566	4,948	76,143
Outflows (including realizations)(2)	(858)	(755)	(2,239)	(6,014)
Market Activity & Other(3)	(2,590)	(3,169)	238	(3,003)
Foreign Exchange(4)	(343)	(691)	(132)	(1,526)
Balance, End of Period	$124,044	$117,318	$124,044	$117,318
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. Inflows for the nine months ended September 30, 2022 include $48 billion of Fee-earning AUM associated with the strategic advisory services agreement with Fortitude which was effective April 1, 2022 and $14 billion of Fee-earning AUM acquired in the CBAM transaction in March 2022.

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
Fee-earning AUM of $124.0 billion at September 30, 2023 decreased 2% from $126.2 billion at June 30, 2023, as negative market activity and outflows more than offset inflows during the period. Negative market activity for the period of $2.6 billion primarily reflected a decrease in the value of the assets covered by the strategic advisory services agreement with Fortitude. Outflows of $0.9 billion included runoff of our CLO collateral balances and realization activity in our Opportunistic Credit funds. Inflows of $1.6 billion included new fee-paying capital in our latest vintage U.S. CLO and investment activity in CTAC and other funds which charge fees on invested capital. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM was $124.0 billion at September 30, 2023, an increase of $2.8 billion, or approximately 2%, compared to $121.2 billion at December 31, 2022, as inflows were partially offset by outflows for the period. Inflows of $4.9 billion included investment activity in our Opportunistic Credit funds, CTAC, and various cross-platform managed accounts which fees are based on invested capital, and fee-paying capital associated with the closing of our three latest vintage U.S. CLOs. Outflows of $2.2 billion included runoff of our CLO collateral balances and distributions from our Opportunistic Credit funds.
Fee-earning AUM was $124.0 billion at September 30, 2023, an increase of $6.7 billion, or approximately 6%, compared to $117.3 billion at September 30, 2022, as inflows and positive market activity were partially offset by outflows during the period. Inflows of $6.9 billion were driven by investments in our Opportunistic Credit funds and various cross-platform managed accounts in which fees are charged on invested capital, as well as fee-paying capital raised in our four latest vintage U.S. CLOs and our latest vintage EUR CLO. Positive market activity of $2.1 billion was driven by an increase in the value of the assets covered by the strategic advisory services agreement with Fortitude. Outflows of $3.1 billion included runoff of our CLO collateral balances and distributions from our Opportunistic Credit funds and various cross-platform managed accounts.
Total AUM as of and for the Three and Nine Months Ended September 30, 2023.
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$151,539	$146,302
Inflows(1)	2,180	6,328
Outflows (including realizations)(2)	(852)	(3,988)
Market Activity & Other(3)	(2,434)	1,568
Foreign Exchange(4)	(361)	(138)
Balance, End of Period	$150,072	$150,072
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
(3)    Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles, and separately managed accounts, as well as the impact of fees, expenses and non-

investment income, change in gross asset value for our business development companies, changes in the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement, and other changes in AUM.
(4)    Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.

Total AUM was $150.1 billion at September 30, 2023, a decrease of $1.4 billion, or approximately 1%, compared to $151.5 billion at June 30, 2023, as negative market activity and outflows were partially offset by inflows during the period. Negative market activity of $2.4 billion was driven by a decrease in the value of the assets covered by the strategic advisory services agreement with Fortitude. Outflows of $0.9 billion included runoff of our CLO collateral balances, realizations in our Opportunistic Credit funds, and redemptions in CTAC. Inflows of $2.2 billion included new funds raised in our Opportunistic Credit funds, subscriptions in CTAC, and the closing of our latest vintage U.S. CLO.
Total AUM was $150.1 billion at September 30, 2023, an increase of $3.8 billion, or approximately 3%, compared to $146.3 billion at December 31, 2022, as inflows and positive market activity more than offset outflows during the period. Inflows of $6.3 billion were driven by fundraising in Opportunistic Credit funds and various cross-platform managed accounts, the closing of our three latest vintage U.S. CLOs, and subscriptions in CTAC. Positive market activity of $1.6 billion was driven by appreciation across our Opportunistic Credit funds and an increase in the value of the assets covered by the strategic advisory services agreement with Fortitude. Outflows of $4.0 billion included runoff of our CLO collateral balances as well as the expiration of dry powder and distributions in various funds across the platform.
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
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of September 30, 2023, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of September 30, 2023
Fund (Fee Initiation Date/Stepdown Date)(11)	Committed Capital(12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Giveback) (7)
Global Credit Carry Funds
CCOF III (Feb 2023 / Jun 2028)	$1,999	$458	23%	$7	$486	1.1x	NM	NM	$—
CCOF II (Nov 2020 / Oct 2025)	$4,425	$4,817	109%	$909	$4,858	1.2x	15%	10%	$73
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,469	146%	$2,889	$1,800	1.4x	17%	12%	$38
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$932	$2,299	1.3x	11%	5%	$—
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$931	$31	1.4x	18%	8%	$—
CEMOF II (Dec 2015 / Jun 2019)	$1,692	$1,713	101%	$1,836	$332	1.3x	7%	3%	$—
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,193	$77	1.3x	18%	10%	$10
All Other Active Funds & Vehicles(9)		$9,206	n/a	$1,849	$7,571	1.0x	2%	0%	$23
Fully Realized Funds & Vehicles(10)(13)		$6,625	n/a	$8,190	$—	1.2x	9%	3%	$—
TOTAL GLOBAL CREDIT CARRY FUNDS		$30,482	n/a	$18,735	$17,455	1.2x	10%	5%	$144
(1)Represents the original cost of investments since the inception of the fund. For CSP III and CSP IV, reflects amounts net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
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
(10)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CSP I, CSP II, CEMOF I, CSC, CMP I, CMP II, SASOF II, and CASCOF.
(11)The fund stepdown date represents the contractual stepdown date under the respective fund agreements for funds on which the fee basis stepdown has not yet occurred. Funds without a listed Fee Initiation Date and Stepdown Date have not yet initiated fees.
(12)All amounts shown represent total capital commitments as of September 30, 2023. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed Capital for CEMOF II reflects original committed capital of $2.8 billion, less $1.1 billion in commitments that were extinguished following a Key Person Event. Committed capital for CCOF II excludes $150 million in capital committed by a CCOF II investor to a side vehicle.
(13)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.

Global Investment Solutions
    The following table presents our results of operations for our Global Investment Solutions segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$59.1	$55.6	$173.7	$167.4
Fee related performance revenues	1.6	—	3.2	—
Total fund level fee revenues	60.7	55.6	176.9	167.4
Realized performance revenues	13.1	73.4	67.3	122.3
Realized principal investment income	1.0	1.5	4.6	4.2
Interest income	1.6	0.9	4.0	1.2
Total revenues	76.4	131.4	252.8	295.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	32.4	30.1	94.4	84.1
Realized performance revenues related compensation	10.8	61.3	60.1	107.3
Total compensation and benefits	43.2	91.4	154.5	191.4
General, administrative, and other indirect expenses	9.4	9.1	35.1	24.7
Depreciation and amortization expense	1.2	1.2	3.5	3.7
Interest expense	2.2	2.7	6.7	8.4
Total expenses	56.0	104.4	199.8	228.2
(=) Distributable Earnings	$20.4	$27.0	$53.0	$66.9
(-) Realized Net Performance Revenues	2.3	12.1	7.2	15.0
(-) Realized Principal Investment Income	1.0	1.5	4.6	4.2
(+) Net Interest	0.6	1.8	2.7	7.2
(=) Fee Related Earnings	$17.7	$15.2	$43.9	$54.9

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022 and Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Distributable Earnings
Distributable Earnings decreased $6.6 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and decreased $13.9 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 v. 2022
	(Dollars in millions)
Distributable Earnings, September 30, 2022	$27.0	$66.9
Increases (decreases):
Increase (decrease) in fee related earnings	2.5	(11.0)
Decrease in realized net performance revenues	(9.8)	(7.8)
(Decrease) increase in realized principal investment income	(0.5)	0.4
Decrease in net interest	1.2	4.5
Total decrease	(6.6)	(13.9)
Distributable Earnings, September 30, 2023	$20.4	$53.0
Realized Net Performance Revenues. Global Investment Solutions had realized performance revenues of $13.1 million and $67.3 million during the three and nine months ended September 30, 2023, respectively. However, most of these realizations are from AlpInvest fund vehicles in which we generally do not retain any carried interest, therefore our net realized performance revenues were $2.3 million and $7.2 million during the three and nine months ended September 30, 2023, respectively.
Fee Related Earnings
Fee Related Earnings increased $2.5 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and decreased $11.0 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 v. 2022
	(Dollars in millions)
Fee Related Earnings, September 30, 2022	$15.2	$54.9
Increases (decreases):
Increase in fee revenues	5.1	9.5
Increase in cash-based compensation and benefits	(2.3)	(10.3)
Increase in general, administrative and other indirect expenses	(0.3)	(10.4)
Total increase (decrease)	2.5	(11.0)
Fee Related Earnings, September 30, 2023	$17.7	$43.9

Fee Revenues. Total fee revenues increased $5.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and increased $9.5 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily driven by the activation of fees in our secondaries and co-investment strategies during the third quarter of 2023, net investment activity in funds that charge fees on invested capital, and fee related performance revenues from CAPM, a newly-launched retail-oriented product.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $2.3 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and increased

$10.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to an increase in headcount as well as compensation associated with fee related performance revenues.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $0.3 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and increased $10.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to higher external costs associated with fundraising activities.
Fee-earning AUM as of and for the Three and Nine Months Ended September 30, 2023 and 2022
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2023	2022
Global Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$15,485	$19,096
Fee-earning AUM based on invested capital(2)	7,922	4,788
Fee-earning AUM based on net asset value	9,151	3,637
Fee-earning AUM based on lower of cost or fair market value	9,035	8,899
Total Fee-earning AUM	$41,593	$36,420
(1)For additional information concerning the components of Fee-earning AUM, see “—Fee-earning Assets under Management.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Global Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$38,120	$37,553	$37,547	$37,449
Inflows(1)	7,096	735	9,035	3,905
Outflows (including realizations)(2)	(3,206)	(587)	(4,598)	(2,270)
Market Activity & Other(3)	568	337	267	1,111
Foreign Exchange(4)	(985)	(1,618)	(658)	(3,775)
Balance, End of Period	$41,593	$36,420	$41,593	$36,420
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
(3)Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value. During the three and nine months ended September 30, 2023 as well as the three and nine months ended September 30, 2022, this included the positive impact of foreign exchange resulting from the translation of our USD investments within our EUR-denominated AlpInvest funds.

(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Fee-earning AUM was $41.6 billion at September 30, 2023, an increase of $3.5 billion, or approximately 9%, compared to $38.1 billion at June 30, 2023, as inflows outpaced outflows and negative foreign exchange activity during the period. Inflows of $7.1 billion were primarily driven by the activation of fees in our secondaries and co-investment strategies, partially offset by outflows of $3.2 billion, which were driven by fee basis step-downs in the prior vintage secondaries and co-investment funds. Negative foreign exchange activity of $1.0 billion resulted from the translation of our EUR-denominated AUM to USD. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital. Increases in fair value have an impact on Fee-earning AUM for Global Investment Solutions as fully committed funds are based on the lower of cost or fair value of the underlying investments.
Fee-earning AUM was $41.6 billion at September 30, 2023, an increase of $4.1 billion, or approximately 11%, compared to $37.5 billion at December 31, 2022, as inflows were partially offset by outflows. Inflows of $9.0 billion were primarily driven by the activation of of fees in our secondaries and co-investment strategies and investment activity across all strategies. Outflows of $4.6 billion were driven by fee basis step-downs in the prior vintage secondaries and co-investment funds, as well as realizations in our AlpInvest carry funds that charge fees on invested capital.
Fee-earning AUM was $41.6 billion at September 30, 2023, an increase of $5.2 billion, or approximately 14%, compared to $36.4 billion at September 30, 2022, as inflows and positive foreign exchange activity outpaced outflows during the period. Inflows of $9.6 billion were primarily driven by the activation of of fees in our secondaries and co-investment strategies and investment activity across all strategies. Positive foreign exchange activity of $1.5 billion resulted from the translation of our EUR-denominated AUM to USD. Outflows of $5.6 billion were driven by fee basis step-downs in the prior vintage secondaries and co-investment funds and realizations in our AlpInvest carry funds that charge fees on invested capital.
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(Dollars in millions)
Global Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$70,450	$63,291
Inflows(1)	2,401	8,083
Outflows (including realizations)(2)	(1,339)	(4,096)
Market Activity & Other(3)	1,751	5,079
Foreign Exchange(4)	(1,691)	(785)
Balance, End of Period	$71,572	$71,572
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
Total AUM was $71.6 billion at September 30, 2023, an increase of $1.1 billion, or approximately 2%, compared to $70.5 billion at June 30, 2023. The increase was driven by inflows of $2.4 billion related to fundraising primarily in our secondaries and co-investment strategies and $1.8 billion of market appreciation. These increases were partially offset by negative foreign exchange activity of $1.7 billion from the translation of our EUR-denominated AUM to USD and outflows of $1.3 billion from realizations predominantly in our primary and secondaries funds.
Total AUM was $71.6 billion at September 30, 2023, an increase of $8.3 billion, or approximately 13%, compared to $63.3 billion at December 31, 2022. The increase was driven by $8.1 billion of inflows related to fundraising primarily in our secondaries and co-investment strategies,and $5.1 billion of market appreciation. These increases were partially offset by outflows of $4.1 billion from realizations predominantly in our primary and secondaries funds.
Fund Performance Metrics
Fund performance information for our Global Investment Solutions funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2023, which we refer to as our “significant funds” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. We also present fund performance information for portfolios of investments held by separately managed accounts, generally aggregated either as invested alongside the relevant commingled fund or over a specified time period. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Global Investment Solutions business.

(Amounts in millions)				TOTAL INVESTMENTS
				As of September 30, 2023
Global Investment Solutions (1)(8)		Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value (3)	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/(Giveback) (12)
				(Reported in Local Currency, in Millions)
Secondaries and Portfolio Finance	ASF VIII	2023	$3,891	$41	$—	$254	$254	NM	NM	NM	$—
	ASF VII	2020	$6,769	$4,117	$820	$5,001	$5,821	1.4x	27%	20%	$68
	ASF VII - SMAs	2020	€2,006	€1,452	€312	€1,761	€2,073	1.4x	27%	23%	$27
	ASF VI	2017	$3,333	$3,094	$2,824	$1,965	$4,789	1.5x	18%	14%	$56
	ASF VI - SMAs	2017	€2,817	€2,746	€2,061	€2,308	€4,369	1.6x	16%	15%	$44
	ASF V	2012	$756	$649	$983	$196	$1,179	1.8x	19%	15%	$8
	ASF V - SMAs	2012	€3,916	€4,182	€6,983	€840	€7,823	1.9x	21%	20%	$15
	SMAs 2009-2011	2010	€1,859	€2,053	€3,481	€71	€3,552	1.7x	19%	18%	$—
	All Other Active Funds & Vehicles (9)	Various		$1,084	$503	$956	$1,459	1.3x	23%	21%	$10
	Fully Realized Funds & Vehicles	Various		€4,363	€7,147	€37	€7,184	1.6x	19%	18%	$—
Co-Investments	ACF IX	2023	$2,049	$12	$—	$12	$12	NM	NM	NM	$—
	ACF VIII	2021	$3,614	$2,844	$32	$3,323	$3,355	1.2x	13%	9%	$14
	ACF VIII - SMAs	2021	$1,060	$727	$19	$854	$873	1.2x	14%	12%	$4
	ACF VII	2017	$1,688	$1,609	$715	$2,296	$3,011	1.9x	18%	15%	$50
	ACF VII - SMAs	2017	€1,452	€1,456	€532	€2,016	€2,548	1.7x	18%	15%	$42
	SMAs 2014-2016	2014	€1,274	€1,139	€2,149	€804	€2,953	2.6x	25%	23%	$13
	SMAs 2012-2013	2012	€1,124	€1,089	€2,771	€306	€3,077	2.8x	28%	26%	$2
	SMAs 2009-2010	2010	€1,475	€1,416	€3,594	€594	€4,188	3.0x	23%	22%	$—
	Strategic SMAs	Various		$3,352	$1,007	$4,472	$5,479	1.6x	20%	18%	$52
	All Other Active Funds & Vehicles (9)	Various		€431	€595	€83	€679	1.6x	16%	14%	$2
	Fully Realized Funds & Vehicles	Various		€5,884	€10,096	€1	€10,097	1.7x	14%	12%	$—
Primary Investments	SMAs 2021-2023	2021	€4,371	€580	€6	€630	€635	1.1x	NM	NM	$—
	SMAs 2018-2020	2018	$3,101	$1,874	$228	$2,299	$2,527	1.3x	17%	16%	$1
	SMAs 2015-2017	2015	€2,501	€2,449	€1,987	€2,711	€4,698	1.9x	22%	21%	$9
	SMAs 2012-2014	2012	€5,080	€6,044	€8,394	€4,836	€13,230	2.2x	19%	18%	$18
	SMAs 2009-2011	2009	€4,877	€5,856	€10,039	€2,670	€12,710	2.2x	18%	17%	$1
	SMAs 2006-2008	2005	€11,500	€13,814	€22,332	€1,604	€23,936	1.7x	10%	10%	$—
	SMAs 2003-2005	2003	€4,628	€5,204	€8,199	€206	€8,405	1.6x	10%	9%	$—
	All Other Active Funds & Vehicles (9)	Various		€1,879	€1,778	€362	€2,139	1.1x	3%	2%	$—
	Fully Realized Funds & Vehicles	Various		€5,095	€8,289	€43	€8,332	1.6x	12%	11%	$—
TOTAL GLOBAL INVESTMENT SOLUTIONS (USD)(11)				$90,412	$113,696	$44,777	$158,473	1.8x	14%	13%	$437
(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by AlpInvest. Excluded from the performance information shown are: (a) investments that were not originated by AlpInvest (i.e., AlpInvest did not make the original investment decision or recommendation); (b) Direct Investments, which was spun off from AlpInvest in 2005; (c) Carlyle AlpInvest Private Markets Fund; and (d) LP co-investment vehicles managed by AlpInvest. As of September 30, 2023, these excluded portfolios amounted to approximately $4.0 billion of AUM in the aggregate.
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
(9)Includes AlpInvest Atom Fund, all mezzanine investment portfolios, all ‘clean technology’ private equity investment portfolios, all strategic portfolio finance portfolios, ASF VIII - SMAs, ACF IX - SMAs, and any state-focused investment mandate portfolios.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Net accrued carry excludes $3 million of net accrued carry as of September 30, 2023, which was retained as part of the sale of Metropolitan Real Estate on April 1, 2021.

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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior revolving credit facility, which has $1.0 billion of available capacity as of September 30, 2023. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings and amounts available for borrowing from our senior revolving credit facility or other financings.
Cash and cash equivalents. Cash and cash equivalents were approximately $1.3 billion at September 30, 2023. However, a portion of this cash is allocated for specific business purposes, including, but not limited to: (i) performance allocations and incentive fee related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation and amounts owed to non-controlling interests, (ii) proceeds received from realized investments that are allocable to non-controlling interests, and (iii) regulatory capital.
Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased. As of September 30, 2023, we had $57.3 million in corporate treasury investments.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash, cash equivalents, and corporate treasury investments, is approximately $1.2 billion as of September 30, 2023. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Revolving Credit Facility. The capacity under the revolving credit facility is $1.0 billion and the facility is scheduled to mature on April 29, 2027. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (6.42% at September 30, 2023). As of September 30, 2023, there were no amounts outstanding under the senior revolving credit facility.
The senior revolving credit facility is unsecured. We are required to maintain management fee earning assets (as defined in the amended and restated senior revolving credit facility) of at least $126.6 billion and a total leverage ratio of less than 4.0 to 1.0, in each case, tested on a quarterly basis. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the senior revolving credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding and a termination of the senior revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.
Global Credit Revolving Credit Facility. Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. In August 2023, certain subsidiaries of the Company entered into an amendment to the Global Credit Revolving Credit Facility to increase the capacity of the existing revolving line of credit from $250 million to $300 million (the “2027 Tranche Revolving Loans”) and extend the maturity date to occur in September 2027. This amendment also provides for a new tranche of revolving loans with a capacity of $200 million maturing in August 2024 (the “2024 Tranche Revolving Loans,” together with the 2027 Tranche Revolving Loans, the “Global Credit Revolving Credit Facility”). The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the credit facility. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the credit facility. Principal amounts outstanding under the facility accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. The Company made no borrowings under the credit facility during the three and nine months ended September 30, 2023 and there was no balance outstanding as of September 30, 2023.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements. The Company’s CLO borrowings were $421.3 million and $421.7 million at September 30, 2023 and December 31, 2022, respectively. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO and generally do not have recourse to any other Carlyle entity. As of September 30, 2023, $404.4 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 6 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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
Obligations of CLOs. Loans payable of the Consolidated Funds primarily comprise amounts due to holders of debt securities issued by the CLOs. We are not liable for any loans payable of the CLOs. Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consists of cash and cash equivalents, corporate loans, corporate bonds and other securities.
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
Our accrued performance allocations by segment as of September 30, 2023, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$4,510.4	$(18.4)	$4,492.0
Global Credit	281.4	(25.6)	255.8
Global Investment Solutions	1,417.4	—	1,417.4
Total	$6,209.2	$(44.0)	$6,165.2
Plus: Accrued performance allocations from NGP Carry Funds			516.3
Less: Net accrued performance allocations presented as fee related performance revenues			(14.0)
Less: Accrued performance allocation-related compensation			(3,182.4)
Plus: Receivable for giveback obligations from current and former employees			10.1
Less: Deferred taxes on certain foreign accrued performance allocations			(26.8)
Plus: Net accrued performance allocations attributable to non-controlling interests in consolidated entities			8.5
Plus: Net accrued performance allocations attributable to Consolidated Funds, eliminated in consolidation			7.8
Net accrued performance revenues before timing differences			3,484.7
Less/Plus: Timing differences between the period when accrued performance allocations are realized and the period they are collected/distributed			29.7
Net accrued performance revenues attributable to The Carlyle Group Inc.			$3,514.4

The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of September 30, 2023, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)						Net Accrued Performance Revenues
	Quarter-to-Date		Year-to-Date		Last Twelve Months
	Q3 2022	Q3 2023	Q3 2022	Q3 2023	Q3 2022	Q3 2023
Overall Carry Fund Appreciation	2%	2%	10%	5%	17%	5%
Global Private Equity(2):							$2,930.9
Corporate Private Equity	1%	1%	4%	3%	10%	4%	1,773.2
Real Estate	2%	1%	17%	2%	28%	1%	256.0
Infrastructure & Natural Resources	8%	5%	45%	8%	52%	11%	902.7

Global Credit Carry Funds	—%	2%	1%	8%	2%	10%	143.7

Global Investment Solutions Carry Funds	—%	2%	9%	9%	16%	5%	439.8

Net Accrued Performance Revenues							$3,514.4
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
Investments as of September 30, 2023 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,876.3	$889.2	$3,765.5
Less: Amounts attributable to non-controlling interests in consolidated entities	(159.1)	—	(159.1)
Plus: Investments in Consolidated Funds, eliminated in consolidation	117.1	—	117.1
Less: Strategic equity method investments in NGP Management	—	(372.9)	(372.9)
Less: Investment in NGP general partners - accrued performance allocations	—	(516.3)	(516.3)
Total investments attributable to The Carlyle Group Inc.	$2,834.3	$—	$2,834.3
(1) See Note 4 to our unaudited condensed consolidated financial statements.

Our investments as of September 30, 2023, can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$872.3
Global Credit funds(2)	1,060.4
Global Investment Solutions funds	227.6
Total investments in Carlyle Funds, excluding CLOs	2,160.3
Investments in CLOs	541.8
Other investments	132.2
Total investments attributable to The Carlyle Group Inc.	2,834.3
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc.(3)	(404.4)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$2,429.9
(1) Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2) Includes the Company’s indirect investment in Fortitude through Carlyle FRL, a Carlyle-affiliated investment fund, as discussed in Note 4 to the consolidated financial statements. This investment has a carrying value of $595.4 million as of September 30, 2023.
(3) Of the $421.3 million in total CLO borrowings as of September 30, 2023 and as disclosed in Note 6 to the consolidated financial statements, $404.4 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $16.9 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
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
With respect to dividend year 2023, the Board of Directors has declared a dividend to common stockholders totaling approximately $379.3 million, or $1.05 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2023
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2023	$0.35	$126.7	May 16, 2023	May 23, 2023
Q2 2023	0.35	126.3	August 15, 2023	August 23, 2023
Q3 2023	0.35	126.3	November 21, 2023	November 29, 2023
Total	$1.05	$379.3

With respect to dividend year 2022, the Board of Directors declared cumulative dividends to common stockholders totaling approximately $472.5 million, consisting of the following:

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

Dividends to common stockholders paid during the nine months ended September 30, 2023 totaled $371.4 million, including the amount paid in March 2023 of $0.325 per common share in respect of the fourth quarter of 2022. Dividends to common stockholders paid during the nine months ended September 30, 2022 totaled $325.4 million, including the amount paid in February 2022 of $0.25 per common share in respect of the fourth quarter of 2021.
Fund Commitments. Generally, Carlyle commits to fund approximately 0.75% of the capital commitments to our future carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds and our CLO vehicles. Our investments in our European CLO vehicles will comply with the risk retention rules as discussed in “Risk Retention Rules” later in this section.

Since our inception through September 30, 2023, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. The current unfunded commitment of Carlyle and our senior Carlyle professionals, operating executives and other professionals to our investment funds as of September 30, 2023, consisted of the following (Dollars in millions):

Asset Class	Unfunded Commitment
Global Private Equity	$3,023.8
Global Credit	426.4
Global Investment Solutions	165.2
Total	$3,615.4
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives and other professionals through our internal co-investment program. Of the $3.6 billion of unfunded commitments, approximately $3.0 billion is subscribed individually by senior Carlyle professionals, operating executives and other professionals, with the balance funded directly by the Company.
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of September 30, 2023, we had $93.0 million unfunded commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Repurchase Program. In October 2021, our Board of Directors authorized the repurchase of up to $400 million of common stock, which replaced a repurchase authorization provided in February 2021 effective January 1, 2022. In February 2023, the Board of Directors replenished the repurchase program and expanded the limit to $500 million of common stock in aggregate, effective March 31, 2023. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. During the nine months ended September 30, 2023, we paid an aggregate of $203.7 million to repurchase and retire approximately 6.5 million shares of common stock with all of the repurchases done via open market and brokered transactions. As of September 30, 2023, $396.8 million of repurchase capacity remained under the program.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Statements of Cash Flows Data
Net cash used in operating activities, including investments in Carlyle funds	$(49.2)	$(258.5)
Net cash used in investing activities	(84.5)	(863.2)
Net cash provided by financing activities	52.6	88.9
Effect of foreign exchange rate changes	(8.2)	(79.8)
Net change in cash, cash equivalents and restricted cash	$(89.3)	$(1,112.6)

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
Cash flows provided by (used in) operating activities during the nine months ended September 30, 2023 and 2022, excluding the activities of our Consolidated Funds, were $718.8 million and $793.5 million, respectively. Operating cash inflows primarily include the receipt of management fees, realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation and general, administrative and other expenses. During the nine months ended September 30, 2023 and 2022, cash inflows impacting net cash used in operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $2.5 billion and $3.4 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $1.7 billion and $2.1 billion for the nine months ended September 30, 2023 and 2022, respectively, which includes payment of 2022 and 2021 year-end bonuses paid in January 2023 and 2022, respectively, as well as realized performance allocations related compensation paid during the nine months ended September 30, 2023 and 2022. Operating outflows during the nine months ended September 30, 2023 also included a $68.6 million payment relating to the Carlyle Aviation Partners earn-out and a $20.3 million payment to the former Carlyle Holdings unitholders related to amounts owed under the tax receivable agreement.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the nine months ended September 30, 2023, investment proceeds were $338.4 million as compared to purchases of $221.3 million, which included our $50 million follow-on investment in Carlyle FRL and our $40 million investment in Carlyle Capital Income Fund (“CCIF”), an NYSE listed closed-end fund that primarily invests in equity and junior debt tranches of CLOs. During the nine months ended September 30, 2022, investment proceeds were $388.3 million as compared to purchases of $559.6 million, which included our $200 million investment in iStar through our real estate credit fund and our $49 million follow-on investment in Carlyle FRL.
The net cash provided by operating activities for the nine months ended September 30, 2023 and 2022 also reflects the investment activity of our Consolidated Funds. For the nine months ended September 30, 2023, purchases of investments by the Consolidated Funds were $2.3 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1.7 billion. For the nine months ended September 30, 2022, purchases of investments by the Consolidated Funds were $3.1 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $2.4 billion.
Net cash used in investing activities. Our investing activities generally reflect cash used for acquisitions, fixed assets, software for internal use, and corporate treasury investments. For the nine months ended September 30, 2023, cash used in investing activities principally reflects purchases of corporate treasury investments of $187.3 million, partially offset by proceeds from corporate treasury investments of $152.4 million. For the nine months ended September 30, 2022, cash used in investing activities principally reflects purchases of intangible assets and net CLO investments from the CBAM transaction of $618.4 million, the purchase of Abingworth of $150.2 million, and net purchases of corporate treasury investments of $69.6 million. Purchases of fixed assets were $49.6 million and $25.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Net cash provided by financing activities. Net cash provided by financing activities during the nine months ended September 30, 2023 and 2022, excluding the activities of our Consolidated Funds, was $(718.6) million and $(972.8) million, respectively. During the nine months ended September 30, 2023 and 2022, we made no borrowings or repayments under the revolving credit facilities. We also paid $68.8 million in each of January 2023 and 2022, representing the fourth and third annual installments of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion. Net cash used in financing activities for the nine months ended September 30, 2022 (prior to the effects of consolidation) includes $471.6 million primarily related to the amounts funded to bridge investment activity in consolidated funds that are actively fundraising in our Global Private Equity segment. This investment activity is reflected as purchases of investments in our consolidated statement of cash flows.
Dividends paid to our common stockholders were $371.4 million and $325.4 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, we paid $203.7 million and $146.9 million, respectively, to repurchase and retire 6.5 million and 3.6 million shares, respectively.
The net borrowings (payments) on loans payable by our Consolidated Funds during the nine months ended September 30, 2023 and 2022 were $777.2 million and $449.4 million, respectively. Contributions from non-controlling interest holders were $99.0 million and $282.1 million for the nine months ended September 30, 2023 and 2022, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the nine months ended September 30, 2023 and 2022, distributions to non-controlling interest holders were $99.7 million and $173.5 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $21.0 billion at September 30, 2023, a decrease of $0.4 billion compared to December 31, 2022, primarily attributable to a decrease in Investments, including performance allocations of $0.8 billion, partially offset by an increase in Investments in Consolidated Funds of $0.2 billion and an increase in Cash and cash equivalents held by Consolidated Funds of $0.1 billion. The decrease in Investments, including performance allocations was primarily due to a decrease in accrued performance allocations, reflecting year-to-date realizations as well as performance allocation reversals in certain funds, which more than offset the impact of 5% appreciation in our carry funds year-to-date.

Total liabilities were $14.5 billion at September 30, 2023, a decrease of $0.1 billion from December 31, 2022. The decrease in liabilities was primarily attributable to a decrease in accrued compensation and benefits of $0.6 billion as well as decreases in Deferred tax liabilities and Accounts payable, accrued expenses and other liabilities, partially offset by an increase in Loans payable to Consolidated Funds of $0.5 billion and an increase in Deferred revenue of $0.3 billion. The decrease in Accrued compensation and benefits was primarily due to reversals of accrued compensation related to a decrease in performance allocations, as well as payments of year-end bonuses in the first quarter and the Carlyle Aviation Partners earn-out payment. The decrease in Deferred tax liabilities was primarily driven by a decrease in accrued performance allocations and the tax of impact of an increase in equity-based compensation expense, partially offset by the tax impact of an increase in intangibles amortization. The decrease in Accounts payable, accrued expenses and other liabilities was primarily driven by federal and state tax payments. The increase in Deferred revenue was driven by the receipt of management fees not yet recognized.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 17 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At September 30, 2023, our total assets without the effect of the Consolidated Funds were $13.8 billion, including cash and cash equivalents of $1.3 billion and net accrued performance revenues of $3.5 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2023 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Oct. 1, 2023 to Dec. 31, 2023	2024-2025	2026-2027	Thereafter	Total
	(Dollars in millions)
Debt obligations(1)	$—	$17.5	$88.4	$2,194.1	$2,300.0
Interest payable(2)	30.4	236.9	224.2	1,761.5	2,253.0
Other consideration(3)	0.3	206.0	35.8	12.0	254.1
Operating lease obligations(4)	17.0	127.7	120.8	344.9	610.4
Capital commitments to Carlyle funds(5)	3,615.4	—	—	—	3,615.4
Tax receivable agreement payments(6)	—	7.5	13.6	58.5	79.6
Loans payable of Consolidated Funds(7)	94.9	753.9	752.9	8,243.4	9,845.1
Unfunded commitments of the CLOs(8)	1.7	—	—	—	1.7
Consolidated contractual obligations	3,759.7	1,349.5	1,235.7	12,614.4	18,959.3
Loans payable of Consolidated Funds(7)	(94.9)	(753.9)	(752.9)	(8,243.4)	(9,845.1)
Capital commitments to Carlyle funds(5)	(2,976.1)	—	—	—	(2,976.1)
Unfunded commitments of the CLOs(8)	(1.7)	—	—	—	(1.7)
Carlyle Operating Entities contractual obligations	$687.0	$595.6	$482.8	$4,371.0	$6,136.4
(1)The table above assumes that no prepayments are made on the senior and subordinated notes and that the outstanding balances, if any, on the senior credit facility and Global Credit Revolving Credit Facility are repaid on the maturity dates of credit facilities. The CLO term loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 6 to the unaudited condensed consolidated financial statements for the various maturity dates of our borrowings.
(2)The interest rates on the debt obligations as of September 30, 2023 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 5.15% to 11.95% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
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
(5)These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.6 billion of unfunded commitments to the funds, approximately $3.0 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2023, at spreads to market rates pursuant to the debt agreements, and range from 1.15% to 14.19%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $41.9 million at September 30, 2023 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Abingworth, which are accounted for as compensation expense, and are accrued over the service period. If earned, payments are made in the year following the performance year to which the payments relate. For our acquisition of Abingworth, the contingent cash obligations relate to future incentive payments of up to $130.0 million that are payable upon the achievement of certain performance targets during 2023 through 2028, which is the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Abingworth as of September 30, 2023. There are no material amounts recognized on the balance sheet related to these contingent cash obligations as of September 30, 2023.
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
Risk Retention Rules
We will continue to comply with the risk retention rules governing CLOs issued in Europe for which we are a sponsor, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals and/or third party financing.
Guarantees
See Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to all of our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our unaudited condensed consolidated financial statements as of September 30, 2023. See Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to indemnifications.
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Carlyle Common Stock
A rollforward of our common stock outstanding from December 31, 2022 through September 30, 2023 is as follows:

	Shares as of December 31, 2022	Shares Issued	Shares Forfeited	Shares Repurchased / Retired	Shares as of September 30, 2023
The Carlyle Group Inc. common shares	362,298,650	4,925,761	—	(6,505,037)	360,719,374
Shares of The Carlyle Group Inc. common stock issued during the period from December 31, 2022 through September 30, 2023 relate to the vesting of the Company’s restricted stock units and shares issued and delivered in connection with our equity method investment in NGP.
The total shares as of September 30, 2023 as shown above exclude approximately 0.1 million net common shares in connection with the vesting of restricted stock units subsequent to September 30, 2023 that will participate in the common shareholder dividend that will be paid on November 29, 2023.
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
There was no material change in our market risks during the nine months ended September 30, 2023. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended September 30, 2023 for the periods indicated:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
July 1, 2023 to July 31, 2023 (1)	—	$—	—	$440.0
August 1, 2023 to August 31, 2023 (1)(2)	1,343,419	$32.18	1,343,419	$396.8
September 1, 2023 to September 30, 2023 (1)	—	$—	—	$396.8
Total	1,343,419		1,343,419

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
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Trading Arrangements
On August 8, 2023, each of Charles E. Andrews, Jr., Chief Accounting Officer, Jeffrey W. Ferguson, General Counsel, Christopher Finn, Chief Operating Officer, and Bruce M. Larson, Chief Human Resources Officer, and on September 1, 2023, Harvey M. Schwartz, Chief Executive Officer (Messrs. Andrews, Ferguson, Finn, Larson, and Schwartz, collectively, the “officers”), entered into “sell-to-cover” arrangements that constitute Rule 10b5-1 trading arrangements. Such trading arrangements authorize the sale of shares solely to satisfy the tax withholding obligations of the Company arising from the vesting of restricted stock units either previously granted to the officers under The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (the “Plan”) (or, with respect to Mr. Schwartz, pursuant to the Performance-Based Restricted Stock Unit Agreement and Global Restricted Stock Unit Agreement, in each case, between Mr. Schwartz and the Company and dated February 15, 2023) or that may be granted in the future under the Plan. The trading arrangements were entered into by the officers during an open trading window and will remain active until terminated by the applicable officer. Such sell-to-cover arrangements shall be subject to the Compensation Committee’s election to require the officers to satisfy any tax withholding obligations through the withholding of shares by the Company in accordance with the terms of the Plan.

Item 6.     Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2023).

3.2	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

22*	Senior and Subordinated Notes, Issuers and Guarantors.

31.1*	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1*	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
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

The Carlyle Group Inc.

Date: November 07, 2023	By:	/s/ John C. Redett
	Name:	John C. Redett
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)