Form 10-K
period 2023-12-31
Carlyle Group Inc.
filed 2024-02-22
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2023 was $8,383,674,409.
The number of the Registrant’s shares of common stock outstanding as of February 16, 2024 was 362,113,740.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of the shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Forward-Looking Statements
This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the
Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements related to our expectations, estimates, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions and statements that are not historical facts, including our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, and our dividend policy. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,”
“expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,”
“estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties, and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those listed below and those described under the section entitled “Risk Factors” in this Annual Report on Form 10-K, as such factors may be updated from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments, or otherwise, except as required by applicable law.

Summary of Risk Factors
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations, and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth in Item 1A “Risk Factors.”
Risks Related to Our Company
•Adverse economic and market conditions and other events or conditions throughout the world could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise capital, any of which could materially reduce our revenue, earnings, and cash flow and adversely affect our financial prospects and condition.
•Our use of leverage may expose us to substantial risks.
•Our revenue, earnings, net income, and cash flow can all vary materially, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.
•Given our focus on achieving superior investment performance and maintaining and strengthening investor relations, we may reduce our AUM, restrain its growth, reduce our fees, or otherwise alter the terms under which we do business when we deem it in the best interest of our investors—even in circumstances where such actions might be contrary to the near-
term interests of our stockholders.
•We depend on our senior Carlyle professionals, including our Chief Executive Officer, and the loss of their services or investor confidence in such personnel could have a material adverse effect on our business, results of operations, and financial condition.
•Recruiting and retaining our professionals has become more difficult and may continue to be difficult in the future, which could adversely affect our business, results of operations, and financial condition.
•We may not be successful in expanding into new investment strategies, geographic markets, and businesses and new types of investors, which could adversely affect our business, results of operations, and financial condition.
Risks Related to Regulation and Litigation
•Laws and regulations relating to privacy, data protection, data transfers, data localization, and data security worldwide may limit the use and adoption of our services and adversely affect our business.
•Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business, and creates the potential for significant liabilities and penalties.
•Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.
•Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.

•Increasing scrutiny from stakeholders on sustainability matters, including our ESG reporting, exposes us to reputational and other risks.
•We are subject to substantial risk of litigation and regulatory proceedings and may face significant liabilities and damage to our professional reputation as a result of litigation and regulatory allegations and negative publicity.
Risks Related to Our Business Operations
Risks Related to the Assets We Manage
•The alternative asset management business is intensely competitive.
•Poor performance of our investment funds would cause a decline in our revenue, income, and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future investment
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
•High interest rates and challenging debt market conditions could negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets on attractive terms, which could adversely affect investment and realization opportunities, lead to lower-yielding investments, and potentially decrease our net income.
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
•Our CLO business and investment into CLOs involves certain risks.
•Our Global Investment Solutions business is subject to additional risks.
Industry Risks Related to the Assets We Manage
•Our real estate funds are subject to risks inherent in the ownership and operation of real estate and the construction and development of real estate.
•Our energy business is involved in oil and gas investments (i.e., exploration, production, storage, transportation, logistics, refining, marketing, trading, petrochemicals, energy services, and other opportunistic investments), which entail a high degree of risk.
•Investments in the natural resources industry, including the infrastructure and power industries, involve various operational, construction, and regulatory risks.
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
•Our amended and restated certificate of incorporation does not limit the ability of our former general partner, founders, directors, officers, or stockholders to compete with us.
•Anti-takeover provisions in our organizational documents and Delaware law may discourage or delay acquisition attempts for us that stockholders might consider favorable.
Risks Related to Taxation
•Changes in relevant tax laws, regulations, or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate, tax liability, and/or the performance of certain funds should unexpected taxes be assessed to portfolio investments (companies) or fund income.
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
Disclosures referring to carry funds will also include the impact of certain commitments that do not earn carried interest, but are either part of, or associated with our carry funds. The rate of carried interest, as well as the share of carried interest allocated to
Carlyle, may vary across the carry fund platform. Carry funds generally include the following investment vehicles across our three business segments:
•Global Private Equity: Buyout, middle market and growth capital, real estate, infrastructure and natural resources funds advised by Carlyle, as well as certain energy funds advised by our strategic partner NGP Energy Capital
Management (“NGP”) in which Carlyle is entitled to receive a share of carried interest (“NGP Carry Funds”);
•Global Credit: Opportunistic credit, aircraft finance, and other closed-end credit funds advised by Carlyle; and
•Global Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. and its affiliates
(“AlpInvest”), which include primary fund, secondary and portfolio financing, and co-investment strategies.
Carry funds specifically exclude certain legacy Abingworth funds in which Carlyle is not entitled to receive a share of carried interest, collateralized loan obligation vehicles (“CLOs”), our business development companies and associated managed accounts, as well as capital raised from strategic third-party investors which directly invest in Fortitude (defined below)
alongside a carry fund.

For an explanation of the fund acronyms used throughout this report, refer to Item 1 “Business–Our Global Investment
Offerings.”
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
See Note 5 to the consolidated financial statements in Part II, Item 8 of this report for more information regarding the
Company’s strategic investment in Fortitude.
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
(c)the amount of aggregate fee-earning collateral balance of our CLOs and other securitization vehicles, as defined in the fund indentures (pre-2020 CLO vintages are generally exclusive of equities and defaulted positions) as of the quarterly cut-off date;
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
(d)the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement; and
(e) the gross assets (including assets acquired with leverage) of our business development companies, plus the capital that
Carlyle is entitled to call from investors in those vehicles pursuant to the terms of their capital commitments to those vehicles.
We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”) and the NGP Carry Funds that are advised by NGP. Our calculation of AUM also includes third-party capital raised for the investment in Fortitude through a Carlyle-affiliated investment fund and from strategic investors which directly invest in Fortitude alongside the fund. The total AUM and Fee-
earning AUM related to the strategic advisory services agreement with Fortitude is inclusive of the net asset value of investments in Carlyle products. These amounts are also reflected in the AUM and Fee-earning AUM of the strategy in which they are invested.
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
“Performance Fee Eligible AUM” represents the AUM of funds for which we are entitled to receive performance allocations, inclusive of the fair value of investments in those funds (which we refer to as “Performance Fee Eligible Fair
Value”) and their Available Capital. Performance Fee Eligible Fair Value is “Performance Fee-Generating” when the associated fund has achieved the specified investment returns required under the terms of the fund’s agreement and is accruing performance revenue as of the quarter-end reporting date. Funds whose performance allocations are treated as fee related performance allocations are excluded from these metrics.
“Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) our Interval Fund (“CTAC”) and (e) our closed-end tender offer fund Carlyle AlpInvest Private Markets Fund
(“CAPM”).
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

PART I.

ITEM 1.BUSINESS
Overview
Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit and Global Investment Solutions. Our teams invest across a range of strategies that leverage our deep industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Since our firm was founded in Washington, D.C. in 1987, we have grown to manage $426 billion in AUM as of December 31, 2023. Our experienced and diverse team of more than 2,200 employees includes more than 720 investment professionals in 28 offices across four continents, and we serve more than 3,000 active carry fund investors from 87 countries.
We seek to invest with a clarity of purpose, adaptability, and alignment between our interests and the interests of our fund investors, shareholders, and other stakeholders.
Operational and strategic highlights for our firm for 2023 include:
•In order to continue to enhance stakeholder alignment, we updated our employee compensation program to increase the proportion of our performance allocations used to compensate our employees, effective
December 31, 2023. Under the realigned program, we expect to allocate a range of 60% to 70% of performance allocations and incentive fees to our employees, up from a range of generally 45% to 50% prior to December 31, 2023. We expect FRE to increase and the portion of realized performance revenues retained by the Company to decrease beginning in 2024.
•Assets under management grew 14% to $426 billion as of December 31, 2023 from $373 billion as of
December 31, 2022, and fee-earning assets under management increased 15% to $307 billion, driven by inflows of $24 billion from Fortitude’s transaction with Lincoln Financial Group as well as total fundraising of $37.1 billion. Perpetual Capital products now comprise $89 billion, or 29%, of our fee-earning assets under management.
•We invested $19.8 billion in our carry funds during 2023 and realized proceeds of $20.6 billion for our carry fund investors.
•We appointed several new leaders to our executive team in 2023 to develop and implement Carlyle’s strategy for driving long-term growth and to position the firm for the future, including, among others, our Head of
Wealth Strategy, our Chief Information Officer and Head of Technology Transformation, and our Global
Head of Distribution.
•We remained focused on the professional development and the health and well-being of our employees in
2023. We continued to roll out several leadership development programs and implemented a well-being strategy focused on enabling employees to foster emotional, physical, financial, environmental, and social well-being.
•During 2023, with feedback received from employee surveys, we continued to reimagine our processes, office environment, and business operations.
•We continued to significantly enhance our Sustainability and Diversity, Equity, and Inclusion (“DEI”) efforts:
◦We are a signatory of the United Nations-backed Principles for Responsible Investment and remain involved with several important industry initiatives in the field, including, among others, the
Environmental, Social, and Governance (“ESG”) Data Convergence Initiative, the International
Sustainability Standards Board Investor Advisory Group (IIAG), the Alternative Investment
Management Association (AIMA) Global Responsible Investment Steering Committee, and the One
Planet Private Equity Funds Initiative.
◦We continued to deepen the integration of Sustainability and ESG within our investment teams and portfolio companies, with ESG assessments included in most Carlyle investment decisions using proprietary due diligence tools in our Global Private Equity, Global Credit, and Global Investment
Solutions segments.
◦We invested in enhancing DEI through our third year of the DEI Incentive Awards program, where we granted approximately $2 million in awards to 64 employees from around the globe who made an impact on DEI at Carlyle.

◦We continued the DEI Leadership Network, a coalition of portfolio company CEOs around the globe to develop a peer group for shared resources and insights that can help advance DEI within their respective companies.
▪Operational and strategic highlights for our three global business segments for 2023 include:
Global Private Equity (“GPE”):
◦During 2023, GPE invested $8.6 billion across the segment, including $6.1 billion in the Americas, $2.0 billion in Europe, and $0.4 billion in Asia.
◦Our GPE funds realized proceeds of $13.5 billion for our GPE carry fund investors in 2023, across a mix of trade-sales, public market block trades, recapitalizations, and dividends.
◦During 2023, we raised $8.7 billion in new capital commitments for our GPE funds, which included the launch of our sixth Asia buyout fund (“CAP VI”) and our fifth Japan buyout fund (“CJP V”).
Global Credit (“GC”):
◦In total, we raised $15.7 billion in new capital commitments to our Global Credit products during 2023, and increased overall AUM to $187.8 billion, reflecting fundraising as well as the inflows related to the
Fortitude Lincoln transaction. Carlyle Tactical Private Credit Fund (“CTAC”), our closed-end interval fund, which invests across the entire Global Credit platform, had a record fundraise of $1.3 billion in
2023, contributing to a 64% increase in CTAC’s total AUM to $3.3 billion at December 31, 2023.
◦In our CLO business, we closed $2.2 billion of new CLOs in the U.S. We have $49.3 billion of total
AUM across our U.S. and Europe CLOs at December 31, 2023, as well as $1.9 billion of total AUM across our middle market CLOs.
Global Investment Solutions (“GIS”):
◦During 2023, we raised $12.8 billion in capital commitments, including the launch of our newest vintage co-investments and secondaries and portfolio finance funds, including over $3.5 billion in capital commitments to separately managed accounts. We deployed $7.8 billion in investments across our
Global Investment Solutions platform and we realized proceeds of $5.0 billion for our Global Investment
Solutions investors.
Business Segments
We operate our business across three segments: (1) Global Private Equity, (2) Global Credit and (3) Global Investment
Solutions. Information about our segments should be read together with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Global Private Equity
Our GPE segment advises our buyout, growth, real estate, infrastructure and natural resources funds. Across our GPE funds, as of December 31, 2023, we had investments in more than 300 active portfolio companies that employ nearly 1.5 million people around the world. Our GPE teams have the following areas of focus:
Corporate Private Equity. Our corporate private equity teams advise a diverse group of funds that invest in transactions that focus either on a particular geography or strategy. Our buyout funds focus on corporate buyouts and strategic minority investments. The investment mandate for our growth capital funds is to seek out companies with the potential for disruptive growth. Our core strategy seeks longer duration private equity opportunities, targeting stable businesses with sustainable market leadership, which have opportunities for operational improvement. Our corporate private equity funds are advised by teams of local professionals who live and work in the markets where they invest. In 2023, we invested $3.7 billion in new and follow-on investments through our corporate private equity funds. As of December 31, 2023, our corporate private equity funds had, in the aggregate, $108.1 billion in AUM.
Real Estate. Our real estate team advises real estate funds that invest in the U.S. and Europe, with a focus on a broad range of opportunities including residential properties, senior living facilities, industrial properties, and self-storage properties, but have limited our exposure to office buildings, hotels and retail properties. Our real estate funds generally focus on acquiring single-property assets rather than large-cap companies with real estate portfolios and made more than 1,550 investments in more than 750 cities or metropolitan statistical areas around the world from inception through December 31, 2023. As of
December 31, 2023, our real estate funds managed, in the aggregate, $27.8 billion in AUM.

Infrastructure & Natural Resources. Our active infrastructure and natural resources funds focus on infrastructure and energy investing. Our infrastructure business is comprised of teams that invest in six primary sectors: renewables, energy infrastructure, water and waste, transportation, digital infrastructure, and power generation. Our energy activities focus on buyouts, growth capital investments and strategic joint ventures in the midstream, upstream, downstream, energy and oilfield services sectors around the world. Our international energy investment team focuses on investments across the energy value chain outside of North America. We conduct our North American energy investing through our strategic investment in NGP, a
Texas-based energy investor. As of December 31, 2023, we managed $25.4 billion in AUM through our infrastructure and natural resources funds.
The following table presents certain data about our Global Private Equity segment as of December 31, 2023 (dollar amounts in billions).

AUM(1)	% of Total AUM	Fee-earning AUM	Active Investments	Active Funds(3)	Available Capital	Investment Professionals(2)	Amount Invested Since Inception	Investments Since Inception
$161	38%	$107	925+	75	$37	425	$225	2,550+
(1)Total AUM includes NGP, which advises eight funds with $11.2 billion in AUM as of December 31, 2023. Through our strategic partnership with NGP, we are entitled to 55% of the management fee related revenue of the NGP entities that serve as advisors to the
NGP Energy Funds, and an allocation of income related to the carried interest received by the fund general partners of the NGP Carry
Funds.
(2)Total GPE investment professionals excludes NGP employees.
(3)Active GPE funds includes eight NGP Carry Funds advised by NGP. We do not control NGP, and we do not serve as an investment adviser to the NGP funds.
Global Credit
Our Global Credit segment, which had $187.8 billion in assets under management as of December 31, 2023, advises products that pursue investment strategies across the credit spectrum, including: liquid credit, private credit, and real assets credit, as well as platform initiatives such as Carlyle Tactical Private Credit Fund (“CTAC”) and Credit Strategic Solutions.
Global Credit, which also includes our Insurance Solutions and Global Capital Markets businesses, has been Carlyle’s fastest-
growing segment in the past five years, with total AUM increasing over four times in that period. Since the establishment of
Global Credit in 1999, these various capital sources have provided the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of our 205 investment professionals and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers.
Primary areas of focus for our Global Credit platform include:
Liquid Credit
•Loans and Structured Credit. Our structured credit funds invest primarily in performing senior secured bank loans through CLOs and other investment vehicles. In 2023, we closed five new U.S. CLOs with an aggregate size of
$2.2 billion. As of December 31, 2023, our loans and structured credit team advised structured credit funds totaling $53.2 billion in AUM.
Private Credit
•Direct Lending. Our direct lending business includes our business development companies (“BDCs”) that invest primarily in middle market first-lien loans (which include unitranche, “first out” and “last out” loans) and second-
lien loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $25 million to $100 million, that lack access to the broadly syndicated loan and bond markets. As of December 31,
2023, our direct lending investment team advised AUM totaling $9.6 billion.
•Opportunistic Credit. Our opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt-like instruments, as well as preferred and common equity. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). In certain investments, our funds may seek to restructure pre-
reorganization debt claims into controlling positions in the equity of the reorganized companies. As of
December 31, 2023, our opportunistic credit team advised products totaling $15.8 billion in AUM.

Real Assets Credit
•Aircraft Finance. Carlyle Aviation Partners is our multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment throughout the commercial aviation industry. As of
December 31, 2023, Carlyle Aviation Partners had approximately $12.1 billion in AUM across carry funds, securitization vehicles, liquid strategies, and other vehicles.
•Infrastructure Debt. Our Infrastructure debt team invests primarily in directly originated and privately negotiated debt instruments related to global infrastructure projects, primarily in the power, energy, transportation, water/
waste, telecommunications and social infrastructure sectors. The team focuses primarily on senior, subordinated, and mezzanine debt and seeks to invest primarily in developed markets within the Organization for Economic
Cooperation and Development (“OECD”). As of December 31, 2023, our infrastructure debt team managed
$3.9 billion in AUM.
Platform Initiatives
•Cross-Platform Credit Products. Our platform initiatives include CTAC, our closed-end interval fund that invests across Carlyle’s entire credit platform, as well as cross-platform separately managed accounts that are tailored to invest across Carlyle’s credit platform based on the specific investment needs of individual investors. These products also include structured solutions that focus on private, primarily investment-grade investments, backed by assets with contractual cash flows. As of December 31, 2023, the Global Credit platform initiatives represented
$5.4 billion in AUM.
•Credit Strategic Solutions. Credit Strategic Solutions (“CSS”) is an asset-backed, private fixed income investment strategy within Global Credit that seeks to generate a premium return profile compared to traditional fixed income and credit investments by acquiring and lending against diversified pools of assets with contractual cash flows.
CSS combines Carlyle’s long-standing history in structured credit, private asset underwriting expertise, and capital markets capabilities, to deliver tailored asset-focused financing solutions across the entire debt and equity capital structure. As of December 31, 2023, CSS represented $6.4 billion in AUM.
Insurance Solutions
•Carlyle Insurance Solutions (“CIS”) combines our deep insurance expertise with portfolio construction capabilities, capital sourcing and asset origination strengths to provide comprehensive liability funding and reinsurance, asset management and advisory solutions for (re)insurance companies and fund investors. The CIS team oversees the investment in Fortitude, as well as the strategic advisory services agreement with certain subsidiaries of Fortitude. As of December 31, 2023, AUM related to capital raised from third-party investors to acquire a controlling interest in Fortitude was $5.9 billion. As of December 31, 2023, AUM related to the strategic advisory services agreement was $74.7 billion, which has increased more than 50% since signing the agreement in
April 2022. This balance includes the net asset value of investments in Carlyle products, which is also reflected in the AUM and Fee-earning AUM of the strategy in which they are invested. Fortitude and certain Fortitude reinsurance counterparties have committed approximately $17.5 billion of capital to-date to various Carlyle strategies.
Global Capital Markets
•Carlyle Global Capital Markets (“GCM”) is a loan syndication and capital markets business that launched in 2018.
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
The following table presents certain data about our Global Credit segment as of December 31, 2023 (dollar amounts in billions).

AUM	% of Total AUM	Fee-earning AUM	Available Capital	Active Funds	Investment Professionals
$188	44%	$155	$16	128	205

Global Investment Solutions
Our Global Investment Solutions segment, established in 2011, provides comprehensive investment opportunities and resources for our investors and clients to build private equity portfolios through fund of funds, secondary purchases or financings of existing portfolios and managed co-investment programs. Beginning in 2023, investors can also invest across our platform through Carlyle AlpInvest Private Markets Fund (“CAPM”), a closed-end tender offer fund. Global Investment
Solutions executes these activities through AlpInvest, one of the world’s largest investors in private equity.
The primary areas of focus for our Global Investment Solutions teams include:
•Private Equity Secondary and Portfolio Finance Investments. Funds managed by AlpInvest build an investment portfolio of private equity owned assets through the acquisition of limited partnership interests in the secondary market and other types of transactions such as fund recapitalizations, portfolio restructurings and spin-outs, and portfolio financings. Private equity investors who desire to sell or restructure their pre-existing investment commitments to a fund may negotiate to sell the fund interests to AlpInvest. In this manner, AlpInvest’s secondary and portfolio finance investments team provides the full range of liquidity and restructuring solutions from debt to equity for third-party private equity investors. As of December 31, 2023, our secondary and portfolio finance investments program totaled $30.2 billion in AUM.
•Private Equity Co-investments. AlpInvest invests alongside other private equity and mezzanine funds in which it or certain AlpInvest limited partners typically has a primary fund investment throughout Europe, North America and Asia. These investments are generally made when an investment opportunity is too large for a particular fund and the sponsor of the fund therefore seeks to raise additional “co-investment” capital from sources such as
AlpInvest. As of December 31, 2023, our co-investment programs totaled $20.9 billion in AUM.
•Private Equity Fund Investments. Our fund of funds vehicles advised by AlpInvest make investment commitments directly to buyout, growth capital, venture and other alternative asset funds advised by other general partners. As of December 31, 2023, AlpInvest advised $25.8 billion in AUM in private equity fund investments.
The following table presents certain data about our Global Investment Solutions segment as of December 31, 2023
(dollar amounts in billions).

AUM	% of Total AUM	Fee-earning AUM	Fund Vehicles	Available Capital	Investment Professionals	Amount Invested Since Inception
$77	18%	$46	383	$24	93	$95
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
◦Expertise. Our deep bench of investment professionals and industry specialists provide extensive sector-
specific knowledge and local market expertise. Our investment teams benefit from best-in-class support services and infrastructure provided through the global Carlyle organization. Carlyle’s overall infrastructure and support services cover the full range of administrative functions, including fund management, accounting, legal and compliance, human resources, information technology, tax, and external affairs. Additionally, where appropriate we may seek to partner with third parties whose sector or market expertise may enhance our value creation in an investment. For example, in our U.S. real estate funds we may partner with joint venture partners or managers with significant operational expertise and/or deal sourcing capabilities.
◦Insights. To supplement our investment expertise, we have retained a group of 45 operating executives and advisors as independent consultants to work with our investment teams, provide board-level governance and support and advise our portfolio companies. These operating executives and advisors are typically former
CEOs and other high-level executives of some of the world’s most successful corporations and currently sit on the boards of directors of a diverse mix of companies. Operating executives and advisors are independent consultants and are not Carlyle employees. Operating executives and advisors are often engaged by Carlyle primarily to assist with deal sourcing, due diligence and market intelligence. Operating executives and advisors may also be engaged and compensated by our portfolio companies as directors or to otherwise advise portfolio company management.
◦Data. The goal of our research function is to extract as much information as possible from our portfolio about the current state of the economy and its likely evolution over the near-to-medium term. Our corporate private equity investment portfolio includes more than 200 active corporate investments as of December 31, 2023, across a diverse range of industries and geographies that each generate multiple data points (e.g., orders, shipments, production volumes, occupancy rates, bookings). By evaluating this data on a systematic basis, we work to identify the data with the highest correlation with macroeconomic data and map observed movements in the portfolio to anticipated variation in the economy, including changes in growth rates across industries and geographies. We incorporate this proprietary data into our investment portfolio management strategy and exit decisions on an ongoing basis. We believe this robust data gives us an advantage over our peers who do not have as large of a global reach. Additionally, we are leveraging technological innovations and Artificial
Intelligence tools which offer operational efficiency potential across the deal life cycle from sourcing and diligence, all the way through to exits. These tools allow our deal teams to operate more efficiently by democratizing access to data analysis and automating more routine tasks allowing teams more time to focus on the key issues and drive greater investment insights.
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
As of December 31, 2023, over 150 portfolio companies are actively participating in the optional program, benefiting from more than 100 category arrangements and preferred vendor arrangements.
▪Sustainability. We are committed to the principle that building a better business means investing responsibly and engaging in the communities where we work and invest. As a responsible global organization dedicated to driving value by seeking to serve its stakeholders, Carlyle has made it a priority to invest in a framework and the necessary resources for understanding, monitoring, and managing Sustainability and ESG-related risks and opportunities across our portfolio. We believe that Sustainability and ESG provide an additional lens to help us assess and mitigate risks and identify and capitalize on potential opportunities.
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
•Conduct Fundamental Due Diligence and Perform Capital Structure Analyses. After an opportunity is identified, our Global Credit investment professionals conduct fundamental due diligence to determine the relative value of the potential investment and capital structure analyses to determine credit worthiness. Our due diligence approach typically incorporates meetings with management, company facility visits, discussions with industry analysts and consultants and an in-depth examination of financial results and projections. In conducting due diligence, our
Global Credit team employs an integrated, cross-platform approach with industry-dedicated credit research analysts and non-investment grade expertise across the capital structure. Our Global Credit team also seeks to leverage resources from across the firm, utilizing information obtained from our more than 300 active portfolio companies and lending relationships, credit industry research team, and in-house government affairs and economic research teams. We utilize a proprietary ESG materiality assessment tool across our Global Credit platform to help our investment professionals efficiently understand a company’s or asset’s exposure to material
ESG risks as part of the due diligence process.
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
•Well-Informed, Disciplined Investment Process. We follow a disciplined, highly-selective investment process and seek to achieve diversification by deploying capital across economic cycles, segments and investment styles. Our integrated and collaborative culture across our strategies, reinforced by investment in information technology solutions, provides deep insight into fund manager portfolios and operations to support our rigorous selection process.
•Proactive Sourcing. AlpInvest’s extensive network of private equity managers across the globe positions us to identify investment opportunities that may be unavailable to other investors. Our investment strategy is defined by a strong belief that the most attractive opportunities are found in areas that are subject to fewer competitive pressures. As a result, our teams actively seek out proprietary investments that would otherwise be difficult for our investors to access alone.
•Global Scale and Presence. Our scale and on-the-ground presence across three continents—Asia, Europe and
North America—give us a distinct and comprehensive perspective on the private equity markets. Our stable, dedicated, and experienced teams have deep knowledge of their respective markets across the globe. We believe this enhances our visibility across the global investment market and provides detailed local information that enhances our investment evaluation process.

Our Global Investment Offerings
The following table provides a breakout of the product offerings and related acronyms included in our total assets under management of $426 billion as of December 31, 2023 for each of our three global business segments (in billions):

Global Private Equity[1]	$161.3	Global Credit	$187.8
Corporate Private Equity	$108.1	Insurance [5]	$80.6
U.S. Buyout (CP)	52.2	Liquid Credit	$53.2
Asia Buyout (CAP)	13.2	U.S. CLOs	37.8
Europe Buyout (CEP)	11.1	Europe CLOs	11.5
Carlyle Global Partners (CGP)	6.7	Revolving Credit	2.0
Europe Technology (CETP)	6.5	CLO Investment Products	1.9
Japan Buyout (CJP)	5.1	Private Credit	$25.4
U.S. Growth (CP Growth / CEOF)	3.6	Opportunistic Credit (CCOF / CSP)	15.8
Life Sciences (ABV / ACCD)	2.1	Direct Lending [6]	9.6
Asia Growth (CAP Growth / CAGP)	1.2	Real Assets Credit	$16.9
Other [2]	6.3	Aviation (SASOF / CALF)	12.1
		Infrastructure (CICF)	3.9
Real Estate	$27.8	Other [7]	0.8
U.S. Real Estate (CRP)	16.9	Platform Initiatives	$11.8
Core Plus Real Estate (CPI)	7.5	Credit Strategic Solutions	6.4
International Real Estate (CER)	3.3	Carlyle Tactical Private Credit (CTAC)	3.3
		Other Cross-Platform Credit Products	2.0
Infrastructure & Natural Resources	$25.4	Global Investment Solutions	$76.9
NGP Energy [3]	11.2	Secondaries and Portfolio Finance (ASF / ASPF)	$30.2
Infrastructure & Renewable Energy [4]	7.5	Co-Investments (ACF)	$20.9
International Energy (CIEP)	6.7	Primary Investments & Other [8]	$25.8

Note: All amounts shown represent total assets under management as of December 31, 2023, and totals may not sum due to rounding. In addition, certain carry funds included herein may not be included in fund performance if they have not made an initial capital call or commenced investment activity.
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
(4)Includes our Infrastructure (CGIOF), Renewable Energy (CRSEF) and Power funds (CPP / CPOCP).
(5)Includes Carlyle FRL, capital raised from strategic third-party investors which directly invest in Fortitude alongside Carlyle FRL, as well as the fair value of the general account assets covered by the strategic advisory services agreement with Fortitude.
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
Limited Partner Relations
Our diverse and sophisticated investor base includes more than more than 3,000 active investors in our products located in 87 countries. Included among our many longstanding fund investors are pension funds, sovereign wealth funds, insurance companies and high net worth individuals in the United States, Asia, Europe, the Middle East, and South America.

We have a dedicated in-house investor relations group that strives to cultivate long-term, strategic partnerships with our limited partners. Our team combines strong segment sales with firm-level strategy and coordination to bring the best of
Carlyle to our limited partners. Each segment team consists of a combination of geographically focused professionals and dedicated product specialists who collaborate to deliver on investor needs. Segment teams are supported by a central staff responsible for data analytics and additional fulfillment responsibilities. In addition, our Carlyle Private Wealth team is dedicated to fundraising in the private wealth channel globally and is organized regionally within each of its three constituent segments: Family Wealth, Wealth Management, and National Accounts.
Our Investor Relations professionals are in regular dialogue with our fund investors, enabling us to monitor investor preferences and tailor future fund offerings to meet investor demand. We seek to secure a first-mover advantage with key investors, often by establishing a local presence and providing a broad and diverse range of investment opportunities. In addition, we continually endeavor to expand our partnerships by sharing our insights and perspectives on the market and investment environment, as well as discussing how we can help investors achieve their objectives. We also continue to use technology to augment our fund transparency and communication around insights, as well as facilitate consistent dialogue through both virtual and in-person meetings and events. This partnership approach to fundraising has been critical in raising
$118.3 billion over the past three years.
As of December 31, 2023, approximately 94% of commitments (by dollar amount) were from investors who are committed to more than one product and approximately 78% of commitments (by dollar amount) were from investors who are committed to more than five products. We believe the loyalty of our carry fund investor base, as evidenced by our substantial number of multi-fund relationships, enhances our ability to raise new funds and successor funds in existing strategies.
Investor Services
We have a team of 841 investor services professionals worldwide. The investor services group performs a range of functions to support our investment teams, LP relations group and the corporate infrastructure of Carlyle. Our investor services professionals provide an important control function, ensuring that transactions are structured pursuant to the partnership agreements, assisting in global regulatory compliance requirements, and investor reporting to enable investors to easily monitor the performance of their investments. We have devoted substantial resources to creating comprehensive and timely investor reports, which are increasingly important to our investor base. The investor services group also works closely with the investment teams throughout each fund’s lifecycle, from fund formation and investments to portfolio monitoring and fund liquidation. We maintain an internal global legal and compliance team, which includes 44 professionals and a government relations group of 6 professionals with a presence around the globe as of December 31, 2023.
Structure and Operation of Our Investment Funds
We conduct the sponsorship and management of our carry funds and other investment vehicles primarily through limited partnerships, which are organized by us, to accept commitments and/or funds for investment from institutional investors and high net worth individuals. In general, each investment fund that is a limited partnership, or “partnership” fund, has a general partner that is responsible for the management and operation of the fund’s affairs and makes all policy and investment decisions relating to the conduct of the investment fund’s business. Generally, the limited partners of such funds take no part in the conduct or control of the business of such funds, have no right or authority to act for or bind such funds, and have no influence over the voting or disposition of the securities or other assets held by such funds, although such limited partners may vote on certain partnership matters including the removal of the general partner or early liquidation of the partnership by majority vote, as discussed below. Most of our funds also have an investor advisory committee, comprising representatives of certain limited partners, which may consider and/or waive conflicts of interest or otherwise consult with the general partner on certain partnership matters. In the case of certain separately managed accounts advised by us, the investor, rather than us, may control the asset or the investment decisions related thereto or certain investment vehicles or entities that hold or have custody of such assets.
Each investment fund and in the case of our separately managed accounts, the client, engages an investment adviser.
Carlyle Investment Management L.L.C. (“CIM”) or one of its subsidiaries or affiliates serves as an investment adviser for most of our carry funds and is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Carlyle
Global Credit Investment Management L.L.C. (“CGCIM”) is an affiliate of CIM and serves as investment adviser for most of our Global Credit carry funds, as well as two of our BDCs. CGCIM also serves as an investment adviser for Carlyle Credit
Income Fund (“CCIF”) and CTAC, which are registered investment funds under the Advisers Act. In addition, AlpInvest
Partners B.V. and its affiliates serve as investment adviser for most of our Global Investment Solutions funds and vehicles. Our investment advisers are generally entitled to a management fee from each investment fund for which they serve as investment advisers. For a discussion of the management fees to which our investment advisers are entitled across our various types of investment funds, see “Incentive Arrangements / Fee Structure” below.

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
With limited exceptions, our carry funds, BDCs, NGP Predecessor Funds, and certain other investment vehicles, are closed-end funds. In a closed-end fund structure, once an investor makes an investment, the investor is generally not able to withdraw or redeem its interest, except in very limited circumstances. Furthermore, the governing agreement of each investment vehicle contains restrictions on an investor’s ability to transfer its interest in the fund. In the funds we advise that offer redemption rights, investors’ interests are usually locked up for a period of time after which investors may generally redeem their interests on a quarterly basis, to the extent that sufficient cash is available.
With respect to our closed-end Global Private Equity and Global Credit carry funds, investors generally agree to fund their commitment over a period of time. For such carry funds, the commitment period generally runs until the earliest of (i) the sixth anniversary of either the effective date (as defined in the applicable limited partnership agreement), or the initial closing date; (ii) the fifth anniversary of the final closing date of the fund; (iii) the date the general partner cancels the investors’
obligation to fund capital contributions due to changes in applicable laws, business conditions or when at least a significant portion (which may range between 75% and 90%) of the capital commitments to the fund have been invested, committed or reserved for investments; (iv) the date a supermajority in interest (based on capital commitments) of investors vote to terminate the commitment period; or (v) the occurrence of a Key Person Event, unless upon any of these events the investors vote to continue the commitment period. Following the termination of the commitment period, an investor generally will be released from any further obligation with respect to its undrawn capital commitment except to the extent necessary to pay partnership expenses and management fees, fund outstanding borrowings and guarantees, complete investments with respect to transactions committed to prior to the end of the commitment period and make follow-on investments in existing investments (collectively, the “post-termination obligations”). Generally, an investor’s obligation to fund follow-on investments continues following the end of the commitment period, although certain funds have a limit on when and how much the fund is permitted to fund for such follow-on investments. In those funds where such limitations exist, they generally range from 15% to 20% of the fund’s aggregate capital commitment.
For the latest generation of our closed-end real estate funds, the length of the commitment period varies from fund to fund, typically running for a period of between four and five years from the final closing date, provided that the general partner may unilaterally extend such expiration date for one year and may extend it for another year with the consent of a majority of the limited partners for that fund. Investors in the latest generation of our closed-end real estate funds are also obligated to continue to make capital contributions with respect to follow-on investments and to repay indebtedness for a period of time after the original expiration date of the commitment period, as well as to fund partnership expenses and management fees during the life of the fund.
The term of each of the closed-end Global Private Equity and Global Credit carry funds generally will end 10 years from the initial closing date or, in some cases, from the final closing date, but such termination date may be earlier in certain circumstances (e.g., six years, in the case of certain Carlyle Aviation Partners funds and seven years, in the case of certain
Global Credit funds) or later if extended by the general partner (in many instances with the consent of a majority in interest
(based on capital commitments) of the investors or the investment advisory committee) for successive one-year periods, typically up to a maximum of two years. Certain of such investment funds may have a longer initial termination date (such funds, “longer-dated funds”), such as 15 years from the final closing date, or may be open-ended.

With respect to our Global Investment Solutions vehicles and separately managed accounts, other than Carlyle
AlpInvest Private Markets Fund (“CAPM”), the commitment period generally runs for a period of one to five years after the initial closing date of the vehicle and the term of each of the funds generally will end 8 to 12 years from the initial closing date.
In some cases, the termination date may be later if extended by the general partner (in many instances with the consent of a majority in interest (based on capital commitments) of the investors or the investment advisory committee) for successive and up to three-year periods, or until such time as is reasonably necessary for the general partner to be able to liquidate the fund’s assets.
Incentive Arrangements / Fee Structure
Fund Management Fees. We provide management services to funds in which we hold a general partner interest or with which we have an investment advisory agreement. For closed-end carry funds in the Global Private Equity segment, management fees generally range from 1.0% to 2.0% of limited partners’ capital commitments during the fund’s commitment period. For closed-end carry funds in the Global Credit segment, management fees generally range from 1.0% to 2.0% of limited partners’ invested capital. Following the expiration or termination of the commitment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charged may also be reduced. These terms may vary for separately managed accounts, open-end funds, and longer-dated carry funds and other closed end funds. The investment adviser will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later (e.g., if extended for successive one-year periods, typically up to a maximum of two years, or until the disposition of the last investment). The terms of the investment advisory agreement and related agreements specify the frequency of when management fees are called (e.g., quarterly or semi-annually) and whether they are called in advance or in arrears.
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from
0.4% to 0.5% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are due quarterly. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The investment advisers will receive management fees for the CLOs until redemption of the securities issued by the CLOs. Management fees for the BDCs are due quarterly in arrears at annual rates that range from 1.0% of net asset value
(as adjusted for capital called, dividends reinvested, distributions paid, and issuer share repurchases made) to 1.5% of gross assets (excluding cash and cash equivalents). Management fees for CTAC are due monthly in arrears at the annual rate of 1.0%
of the month-end value of CTAC’s net assets. Management fees for Carlyle Capital Income Fund (“CCIF”) are due monthly in arrears at the annual rate of 1.75% of the month-end value of CCIF’s managed assets. Carlyle Aviation Partners’ funds have varying management fee arrangements depending on the strategy of the particular fund. Under the strategic advisory services agreement with Fortitude, the Company earns a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability and which is due quarterly in arrears. Managed accounts across the Global Credit segment have varying management fee arrangements depending on the strategy of the particular account.
The investment adviser of our Global Investment Solutions carry funds generally receives an annual management fee that ranges from 0.25% to 1.5% of the fund’s capital commitments or its committed capital to investments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period, the management fees generally range from 0.25% to 1.5% on (i) net invested capital; (ii) the lower of cost or net asset value of the capital invested; or
(iii) the net asset value for unrealized investments. Management fees are charged for the entire duration of the applicable Global
Investment Solutions carry funds based on (i) net invested capital of, (ii) net asset value of, plus unfunded commitments to, or
(iii) net invested capital of, plus unfunded commitments to, the underlying investments. The management fees we receive from our Global Investment Solutions carry fund vehicles typically are payable quarterly in advance. The investment adviser to
CAPM is entitled to receive a monthly management fee equal to 1.25% on an annualized basis of the fund’s net asset value as of the last day of the month.
Our equity interest in NGP entitles us to an allocation of income equal to 55% of the management fee related revenues of the NGP entities that serve as advisors to the NGP Energy Funds.
The general partners or investment advisers to certain of our Global Private Equity and Global Credit carry funds from time to time receive customary transaction fees upon consummation of many of our funds’ acquisition transactions, receive monitoring fees from many of their portfolio companies following acquisition, and may receive other fees in connection with their activities. The ongoing monitoring fees that they receive are generally calculated either as a fixed amount or as a percentage of a specified financial metric of a particular portfolio company. The transaction fees that they receive are generally calculated either as a fixed amount or as a percentage (that generally ranges up to 1%, but may exceed 1% in certain circumstances) of the total enterprise value or capitalization of the investment. The management fees charged to investors in our carry funds are generally 100% of the allocable portions of such transaction fees, monitoring fees, and certain other fees that are received by the general partners and their affiliates. For our most recent vintages, management fees are generally not offset by fees received by Carlyle Global Capital Markets (“GCM”) in connection with capital markets activities.
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
Performance Allocations. The general partner of each of our carry funds also receives carried interest from the carry funds. Carried interest entitles the general partner to a special residual allocation of profit on third-party capital. In the case of our closed-end carry funds, carried interest is generally calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% allocation (or approximately 2% to 12.5% in the case of most of our more mature Global Investment Solutions carry funds) of the net realized profit (generally taking into account unrealized losses)
generated by third-party capital invested in such fund. Net realized profit or loss is not netted between or among funds. Our senior Carlyle professionals and other personnel who work in these operations also own interests in the general partners of our carry funds in order to better align their interests with our own and with those of the investors in the funds, and such certain other personnel participate in a commingled carried interest pool program. Historically, we allocated a range of generally 45%
to 50% of any carried interest that we earned to those individuals and our carried interest pool program. Effective December 31,
2023, in the future we expect to allocate approximately 60% to 70% of performance allocations and incentive fees to our personnel.
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
The receipt of carried interest in respect of investments of our carry funds is dictated by the terms of the partnership agreements that govern such funds, which generally allow for carried interest distributions in respect of an investment upon a realization event after satisfaction of obligations relating to the return of capital from all realized investments, any realized losses, allocable fees and expenses, and the applicable annual preferred return. Carried interest is ultimately realized and distributed when: (i) an underlying investment is profitably disposed of; (ii) certain costs borne by the investors have been reimbursed; (iii) the investment fund’s cumulative realized returns are in excess of the preferred return; and (iv) we have decided to collect carry rather than return additional capital to investors. Distributions to eligible senior Carlyle professionals in respect of such carried interest are generally made shortly thereafter. Our decision to collect carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to investors, and the length of time the fund has been in carry, as well as other qualitative measures. Our Global Investment Solutions funds are not eligible for carried interest distributions until all capital contributions for investments and expenses and the preferred return hurdle have been returned. Although Carlyle has seldom been obligated to pay a giveback obligation, such obligation, if any, in respect of previously realized carried interest, is determined and due upon the winding up or liquidation of a carry fund pursuant to the terms of the fund’s partnership agreement and in many cases the giveback is also calculated at prior intervals.
With respect to our separately managed accounts, BDCs, CCIF, CAPM, and CTAC, carried interest is generally referred to as an “Incentive Fee.” Incentive Fees consist of performance-based incentive arrangements pursuant to management contracts when the return on assets under management exceeds certain benchmark returns or other performance targets.
Incentive Fees are recognized when the performance benchmark has been achieved.
Under our arrangements with the historical owners of Carlyle Aviation Partners, we are entitled to 100% of the management fee related revenues and advisory fee related revenues of Carlyle Aviation Partners that serve as advisers or service providers of the Carlyle Aviation Partners funds and portfolios of investments.

With respect to our arrangements with NGP, we are entitled to an allocation of income equal to 47.5% of the carried interest received by the general partners of certain current and future NGP Carry Funds. Pursuant to the updated employee compensation program effective December 31, 2023, we expect to allocate approximately 60% to 70% of performance allocations and incentive fees received under these arrangements to our employees.
Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest in respect of the historical investments and commitments to our fund of funds vehicles that existed as of July 1,
2011 (including any options to increase any such commitments exercised after such date). In some instances, we are entitled to
15% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and
2020.
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
Capital Invested in and Alongside Our Investment Funds
To further align our interests with those of investors in our investment funds, we have invested our own capital and that of our senior Carlyle professionals in and alongside the investment funds we sponsor and advise. Carlyle has generally committed to fund approximately 0.75% of the capital commitments to our future Global Private Equity and Global Credit carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We also intend to make investments in our Global Investment Solutions carry funds, our open-end funds, our BDCs and other 1940 Act regulated vehicles, and our CLO vehicles. In addition, certain qualified Carlyle professionals and other qualified individuals (including certain individuals who may not be employees of the firm but who have pre-existing business relationships with Carlyle or industry expertise in the sector in which a particular investment fund may be investing) are permitted, subject to certain restrictions, to invest alongside the investment funds we sponsor and advise. Fees assessed or profit allocations on such investments by such persons may be eliminated or substantially reduced.
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
As of December 31, 2023, we employed more than 2,200 individuals, including over 720 investment professionals, located in
28 offices across four continents.
One Carlyle Culture
Our employees around the globe are united by our One Carlyle culture, which is driven by our mission to invest wisely and create value while delivering on our strategic plan to grow, build, and perform. We seek to achieve our mission and deliver on our strategic plan by creating a culture where employees strive to excel, deliver for the firm, challenge the status quo, and leverage diverse perspectives. In addition, we encourage our employees to leave their comfort zone and seek out a leading edge while working with passion, creativity, and a relentless determination to deliver for our stakeholders. We also seek to foster lateral working relationships across and beyond Carlyle while working as one team to drive long-term value creation.
Moreover, we strive to lead by example in driving and embracing change. We foster diverse perspectives by encouraging our employees to engage with others with candor and diversity of thought, promoting a team conscience that is inclusive and empowering.
Diversity, Equity, and Inclusion
We are committed to growing and cultivating an environment that fosters diversity, equity, and inclusion (“DEI”) and values the diverse perspectives, backgrounds, experiences, and geographies of our employees and other stakeholders. We seek to promote greater diversity among our employees, enhance knowledge and understanding of key DEI issues, reward progress on our DEI goals, and foster an environment where our employees and other stakeholders feel included and valued for their diverse experiences and perspectives. We strive to embed DEI into everything we do by leveraging our spheres of influence. As we ignite action within Carlyle, our investments, and the business community, we are making strides in DEI in the near term and laying the foundation for even greater impact into the future.
Carlyle. A focus on DEI efforts is embedded into the highest levels of our firm, including our Board of Directors, and is guided by our DEI Council, comprised of members of our executive team, as well as key senior leaders across the globe. We strive to create a workplace culture that enhances our ability to recruit, develop, and retain talent from a broad set of backgrounds and experiences and, to this end, we have asked all of our employees to set a personal DEI objective since 2021.
Inclusive leadership is one of our core leadership competencies, and the DEI Council is involved in reviewing the promotion process for our senior personnel. All of our employees who were nominated for promotion to a Managing Director or Partner role during 2023 were evaluated on their inclusive leadership and management skills. To continue to enhance inclusive decision-making, during 2023 we continued the “Better Decisions” initiative that launched in 2019, which provides education and tools to build awareness of unconscious bias and to mitigate its negative effects. The majority of our employees across all levels have participated in in-person or virtual sessions of this program. In 2022, we launched a new workshop that helps our people managers understand the power they have as leaders to maximize the performance of their teams. Thus far, over 200 leaders have completed a “Power” session and applied practical tools and guidance to create the conditions for teams to thrive across various divisions. In addition to these initiatives, we encourage our employees to engage with and support one another through our global Employee Resource Groups, which include DiverseAbility, LGBTQ+, Multicultural, Veterans, Women,
Working Parents, and NextGen groups, that were formed to cultivate and retain a diverse, equitable, and inclusive workforce.
For the last three years, we have invested in enhancing DEI through the DEI Incentive Awards program, in which we have granted approximately $2 million in awards annually to employees from around the globe who made an impact on DEI at
Carlyle by developing our people, attracting and recruiting talent, building an inclusive culture, and/or furthering board diversity at our portfolio companies. Award recipients were nominated by their peers, reviewed by group heads, and confirmed by the DEI Council. In 2023, 64 employees were awarded as DEI Incentive Award Changemakers. We also continued the DEI
Leadership Network, a coalition of portfolio company CEOs around the globe to develop a peer group for shared resources and insights that can help advance DEI within their respective companies.
Business and Community. The communities we touch provide us with an opportunity to drive change. As part of ongoing efforts to elevate DEI within our industry, Carlyle strives to improve diversity and promote an inclusive culture for women and underrepresented professionals within the industry. Carlyle is a founding signatory to the Institutional Limited
Partners Association’s Diversity in Action initiative and has joined the Milken Institute as a strategic partner and first underwriter for the DEI in Asset Management Program, which was created to improve recruitment, retention, and advancement for women and persons who are Black, Indigenous, and People of Color within the asset management industry. In addition, we have received a perfect score for six consecutive years on the Human Rights Campaign Corporate Equality Index, which recognizes corporate efforts to support LGBTQ+ employees. Carlyle is also a member of the 30% Coalition, which works to achieve diversity in senior leadership and the corporate boardroom. Moreover, we have partnerships with organizations such as the 10,000 Black Interns Programme in the UK, Level 20, Out for Undergrad, and the Diversity and Inclusion in Asia Network.
Employee Engagement
We routinely evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity, and efficiency. In this respect, we provide robust feedback training and communication campaigns to deliver real-
time feedback, as well as formal performance conversations and a streamlined performance management system. In order to measure employee engagement, we conduct an annual engagement survey as well as other pulse surveys. We have continued to focus on the satisfaction and wellness of our employees over the past year, and we plan to continue to use annual and pulse surveys to evaluate our performance and guide our decision-making.
We continue to expand our employee training programs, including those focused on enhancing management and leadership capability at all levels of the firm. Our programs focus on the development of our professionals at all levels, from the
Partner and Managing Director level to the Associate level, through our Admirals Program, Future Leaders Academy, Career
Strategies Initiative, Leadership Principles Program, Better Leaders Program, and Better Managers Program, as well as a global mentoring program. Through these programs, we are investing in our professionals and in the future of the firm by focusing on developing and cultivating leadership skills while providing valuable mentoring resources.
Compensation and Benefits
We believe that equitable compensation and incentive programs are critical to hiring and retaining highly qualified people. We seek to provide a pay and benefits package that is competitive within the local marketplace for our industry to reward and retain our employees and attract and retain talent. Compensation comprises a base salary for salaried employees and compensation per hour for hourly employees in connection with satisfying the daily expectations of their roles. Our annual, discretionary performance-based bonus program is a significant component of our compensation program and rewards employees based on firm, segment, investment fund, department, and individual performance to directly align our employees with our financial performance and strategic goals. To further align the interests of our employees with our stockholders and to cultivate a strong sense of ownership and commitment to our firm, certain employees also are eligible to receive awards of restricted stock units and/or participate in our other long-term incentive programs. In order to further drive the alignment of the interests of our personnel with our stockholders and to improve retention of our personnel, a portion of the performance-based bonuses for performance in 2023 was paid to certain senior Carlyle professionals in the form of a grant of restricted stock units that vests in installments over a period of three years. In addition, in February 2024, we awarded restricted stock units with performance-based vesting conditions to a select number of senior Carlyle professionals that have the accountability to help us achieve our growth objectives. These units are highly aligned with our stockholders as they only vest with share price appreciation.
The success of our business is fundamentally connected to the well-being of our people. We are committed to their health, safety, and wellness and seek to provide benefits that are locally relevant for our global employees. For example, our
U.S. benefits programs include health and welfare benefits (including healthcare, dental benefits, and vision benefits, among others), retirement offerings (including employer matching contributions, subject to eligibility requirements), an Employee
Assistance Program, family and caregiver-oriented benefits, and commuting benefits, among other benefits. In addition, we have various time-off policies for eligible employees for sick leave, vacation leave, personal days, paid holidays, and paid parental leave. We also seek to provide strong benefits programs globally in line with local market practices.
Consistent with our guiding principle that building better businesses means investing responsibly and engaging in the communities where we work and invest, we encourage our employees to get involved where they live, work, and invest through our volunteer and wealth sharing programs. In 2023, more than 270 Carlyle employees gave over 600 philanthropic gifts, which we matched. These gifts supported over 230 nonprofit organizations globally. Carlyle employees also put their time and expertise to work through volunteer activities across our offices.
Employee Wellness
We believe that a key component to investing in our employees is investing in their wellness. We focus on five pillars of well-being for our employees: physical, environmental, emotional, social, and financial. During 2023, we provided our employees with activities dedicated to well-being, including seminars with external wellness providers and interactive physical activities. For the third consecutive year, during 2023 we also provided our eligible employees with an annual $750 well-being stipend to use for personal wellness needs and we established a firmwide week-long holiday during August 2023 to provide a coordinated break for our employees. We have continued to engage with our employees to adapt to changing circumstances while remaining committed to the health and safety of our employees.
Sustainability
We are committed to the principle that building a better business means investing responsibly and engaging in the communities where we work and invest. As a responsible global organization dedicated to driving value by seeking to serve its stakeholders, Carlyle has made it a priority to invest in a framework and the necessary resources for understanding, monitoring, and managing Environmental, Social, and Governance (“ESG”) risks and opportunities across our portfolio. We believe ESG integration provides an additional lens to help us assess and mitigate risks and identify and capitalize on potential opportunities.
To implement these principles into our investment process, in 2008, we developed a set of Guidelines for Responsible
Investment, which helped inform our investment practices. In December 2020, we expanded upon these guidelines through the publication of our comprehensive ESG Policy, which outlines our approach to ESG integration, and our resourcing, scope, and investment application and replaced our Guidelines for Responsible Investment.
We continuously have sought to strengthen our governance, resourcing, reporting, and transparency on sustainability and ESG-related matters. In 2010, we became one of the first major private equity firms to publish an ESG report and in 2014, we hired our first dedicated sustainability professional. Since then, we have continued to expand our team of dedicated sustainability professionals. In 2020, we further strengthened our policies and practices around evaluating new investments for
ESG implications, establishing a senior ESG review committee to evaluate more complex ESG issues, in order to help inform our investment analysis. Also in 2020, we published our inaugural Task Force on Climate-related Financial Disclosures (TCFD)
Report, underscoring our evolving approach to climate change, as well as published our first corporate sustainability disclosures, utilizing Global Reporting Initiative (GRI) Standards, which provide an internationally recognized framework to communicate sustainability and ESG matters to our various stakeholders. In 2022, we became a signatory of the United
Nations-backed Principles for Responsible Investment and remain involved with several important industry initiatives in the field, including, among others, the ESG Data Convergence Initiative, the International Sustainability Standards Board Investor
Advisory Group (IIAG), the Alternative Investment Management Association (AIMA) Global Responsible Investment Steering
Committee, and the One Planet Private Equity Funds Initiative.
Our Board of Directors oversees our firm’s approach to sustainability given the critical importance with which we view the topic. The Board receives regular updates on our sustainability strategy and certain investment implications, and receives information on thematic topics, such as our approach to climate risk and opportunity and DEI. The Nominating and
Corporate Governance Committee of the Board, which takes a leadership role in shaping our corporate governance, including our sustainability strategy, has appointed a member of the Board to serve as the sustainability lead, responsible for oversight of the firm’s work in this area. In addition, Carlyle’s Co-Heads of Sustainability are directly responsible for our climate strategy, with ultimate oversight from the firm’s Chief Operating Officer.
With respect to our investments, we may track certain ESG key performance indicators (KPIs) that we consider potentially relevant as drivers of risk mitigation and/or value creation across diverse geographies and assets for our corporate private equity and natural resources investments, including climate-related metrics. For some of our larger strategies, we generally work with qualifying portfolio companies on collecting more tailored ESG KPIs and climate-related data such as carbon footprints.
Carlyle has an internal, dedicated Sustainability team with a breadth of experience to help identify critical ESG matters in our investment processes, as well as a network of outside experts to enable our investment teams to selectively go deeper on important sustainability and ESG factors and identify potential growth opportunities for a given investment over our projected investment periods. We believe our approach to sustainability may strengthen strategy, bring new ideas for operational efficiency, and help unlock value for certain portfolio companies.
Since Carlyle was established, we have recognized the value and benefits of maintaining a business model grounded in investment fundamentals, strong governance, and transparency. We are committed to maintaining strong internal corporate governance processes and fiduciary functions and are subject to regulatory supervision. Carlyle professionals receive regular and targeted training on many issues related to corporate governance and compliance, such as anti-corruption, conflicts of interest, economic sanctions, and anti-money laundering. Our policy requires all employees to annually certify their understanding of and compliance with key global Carlyle policies and procedures.
Global Technology & Solutions
Global Technology & Solutions, which we refer to as GTS, is essential for Carlyle to conduct investment activities, manage internal administration activities, and connect our global enterprise. As part of our GTS strategy and governance processes, we develop and routinely refine our technology architecture and solutions to deliver value to our investors. Our systems, data, network, and infrastructure are monitored and administered by formal controls and risk management processes that help protect the data and privacy of our employees, investors, and other stakeholders. In addition, our business continuity plans are designed to allow critical business functions to continue in an orderly manner in the event of a system outage. Our
GTS team works closely with our business segment teams to maintain operational resilience through business continuity planning and annual IT disaster recovery and incident response plan testing, which collectively support the goal of mitigating risk were an emergency to occur.
Our Board of Directors oversees our enterprise risk management strategy, including our strategy on cybersecurity risks, directly and through its committees. The Audit Committee of the Board of Directors oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Our
Information Security Steering Committee (“ISSC”), which is chaired by our Chief Information Security Officer and composed of senior representatives from our business, compliance, and risk management departments, monitors threats and prioritizes the initiatives of our information security program. In addition, we seek to educate our employees on how to safeguard Carlyle’s information assets through security awareness training focused on cyber risks, as well as simulated phishing exercises that provide insight into the effectiveness of our security training. Employees serve an integral role in protecting Carlyle’s data and attest to complying with various requirements both during onboarding and on an annual basis.
Competition
As a global investment firm, we compete with a broad array of regional and global investment firms, as well as global banking institutions and other types of financial institutions and markets, for employees, investors, and investment opportunities. Generally, our competition varies across business lines, geographies, distribution channels, and financial markets.
We believe that our competition for investors is based primarily on investment performance, business relationships, the quality of services provided to investors, reputation and brand recognition, pricing, market sentiment, and the relative attractiveness of the particular opportunity in which a particular fund intends to invest. To stay competitive, we believe it is also important to be able to offer fund investors a customized suite of investment products that enable them to tailor their investments across the product offerings in our three global business segments. As we continue to target high net worth investors, we also face competition for these investors from mutual funds and investment firms that have competing retail products. We believe that competition for investment opportunities varies across business lines, but is generally based on industry expertise and potential for value-add, pricing, terms, and the structure of a proposed investment and certainty of execution.
We generally compete with sponsors of public and private investment funds across all of our segments. In addition to these traditional competitors, we increasingly have faced competition from local and regional firms, insurance and reinsurance companies, sovereign wealth funds, family offices, and agencies and instrumentalities of governments in the various countries in which we invest. This trend has been especially apparent in emerging markets, where local firms tend to have more established relationships with the companies in which we are attempting to invest. Large institutional investors and sovereign wealth funds increasingly have begun to develop their own in-house investment capabilities and may compete against us for investment opportunities and greater reliance on advisory firms or in-house investment management may reduce fund of funds’
appeal to large institutional investors.
Within our GPE segment, our main competitors for investment opportunities are generally other private equity sponsors, sovereign wealth funds, and operating companies acting as strategic acquirers, as well as real estate development companies and other infrastructure investment business. In our Global Credit segment, our main competitors are private credit strategies, business development companies, distressed debt funds, mezzanine funds, lessors of commercial aircraft, infrastructure lenders, other CLO issuers, and asset-backed lenders. In our Global Investment Solutions segment, our main competitors are other fund of funds managers and/or with advisers that are turning their business models towards discretionary investment advisory services. As larger sovereign wealth funds and pension funds pursue direct commitments and secondary transactions, our Global Investment Solutions funds may face increased competition for investments and coinvestment opportunities.
Some of the entities that we compete with are substantially larger and have greater financial, technical, marketing, and other resources and more personnel than we do. Many of our competitors also have recently raised, or are expected to raise, significant amounts of capital and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities and investor capital. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us when sourcing investment opportunities. In addition, some of our competitors may have higher risk tolerances, different risk assessments, or lower return thresholds, which could allow them to consider a wider range of investments and to bid more aggressively than us for investments. Strategic buyers may also be able to achieve synergistic cost savings or revenue enhancements with respect to a targeted portfolio company, which we may not be able to achieve through our own portfolio, and this may provide them with a competitive advantage in bidding for such investments.
Regulatory and Compliance Matters
United States
Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United
States and elsewhere. In general, the SEC, Commodity Futures Trading Commission (the “CFTC”), and other regulators around the globe have in recent years significantly increased their regulatory activities with respect to global investment firms.
Certain of our subsidiaries are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients, and general anti-fraud prohibitions. In addition, our registered investment advisers are subject to routine periodic and other examinations by the SEC staff. In accordance with our efforts to enhance our compliance program and in response to recommendations received from the SEC in the course of such examinations, certain additional policies and procedures have been put into place, but no material changes to our registered investment advisers’ operations have been made as a result of such examinations. Our registered investment advisers also have not been subject to material regulatory or disciplinary actions by the SEC. Moreover, certain of our investment advisers are subject to limited SEC disclosure requirements as “exempt reporting advisers.”
Effective January 3, 2022, Carlyle’s two affiliated broker-dealer entities, TCG Securities, L.L.C. (“TCG Securities”)
and TCG Capital Markets L.L.C. (“TCG Capital Markets”), restructured and now operate as TCG Capital Markets. TCG
Capital Markets is registered as a broker-dealer with the SEC and in 50 states, the District of Columbia, the Commonwealth of
Puerto Rico, and the Virgin Islands, and is a member of the Financial Industry Regulatory Authority (“FINRA”). In addition,
TCG Capital Markets operates under an international dealer exemption in the Canadian provinces of Alberta, British Columbia,
Manitoba, New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, Quebec, and Saskatchewan. TCG Capital
Markets may act as an underwriter, syndicator, or placement agent in securities offerings and TCG Senior Funding L.L.C. may act as an underwriter, originator, syndicator, or placement agent for loan originations. TCG Capital Markets also conducts U.S.-
based marketing and fundraising activities for our Global Private Equity, Global Credit, and Global Investment Solutions
business lines, and houses our anti-money laundering compliance function. TCG Capital Markets acts as a placement agent, on a best-efforts basis, for interests in private funds and other investment vehicles for such business lines.
Registered broker-dealers are subject to routine periodic and other examinations by the staff of FINRA. No material changes to our broker-dealer operations have been made as a result of such examinations.

Broker-dealers are subject to rules relating to transactions on a particular exchange and/or market, and rules relating to the internal operations of the firms and their dealings with customers including, but not limited to, the form or organization of the firm, qualifications of associated persons, officers and directors, net capital and customer protection rules, books and records, and financial statements and reporting. In particular, as a result of its registered status, TCG Capital Markets is subject to the SEC’s uniform net capital rule, Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange
Act”), which specifies both the minimum level of net capital a broker-dealer must maintain relative to the scope of its business activities and net capital liquidity parameters. The SEC and FINRA require compliance with key financial responsibility rules, including maintenance of adequate funds to meet expenses and contractual obligations, as well as early warning rules that compel notice to the regulators via accelerated financial reporting anytime a firm’s capital falls below the minimum required level. The uniform net capital rule limits the amount of qualifying subordinated debt that is treated as equity to a specific percentage under the debt-to-equity ratio test, and further limits the withdrawal of equity capital, which is subject to specific notice provisions. Moreover, compliance with net capital rules may limit a firm’s ability to expand its operations, particularly to those activities that require the use of capital. Violation of the net capital rule may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees, or other similar consequences by regulatory bodies. To date, TCG Capital Markets has not had any capital adequacy issues and is currently capitalized in excess of the minimum maintenance amount required by regulators.
Carlyle Global Credit Investment Management L.L.C. (“CGCIM”) and CSL III Advisor, LLC, subsidiaries of Carlyle, serve as investment advisers to certain closed-end investment companies that have elected to be regulated as BDCs under the
Investment Company Act (as well as to certain private funds and other clients). Accordingly, these BDCs are subject to all relevant provisions under the Investment Company Act as registered investment companies. In addition, CGCIM serves as the investment adviser to CTAC and CCIF, each of which is regulated as a registered investment company under the Investment
Company Act. Moreover, AlpInvest Private Equity Investment Management, LLC, a subsidiary of Carlyle, serves as the investment adviser to CAPM, which is regulated as a registered investment company under the Investment Company Act.
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
In the UK, the principal legislation regulating financial services is the Financial Services and Markets Act 2000 (the
“FSMA”) and the principal European pieces of legislation affecting the conduct of our business in the EU is implemented under the Markets in Financial Instruments Directive (“MiFID”) and the Alternative Investment Fund Managers Directive
(“AIFMD”), although there are also a number of other pieces of legislation both in the UK and the EU that affect our business, such as the General Data Protection Regulation (and its UK equivalent). The FSMA rules and EU laws that have either been adopted into UK law in connection with the UK’s withdrawal from the EU (e.g., the Markets in Financial Instruments
Regulation) or already implemented in the UK through domestic legislation or regulatory rules prior to such withdrawal (e.g.,
MiFID and AIFMD), comprehensively regulate the provision of most aspects of our asset management and advisory business in the UK, including sales, research and trading practices, provision of investment advice, corporate finance, dealing, use and safekeeping of client funds and securities, record keeping, margin practices and procedures, anti-money laundering, periodic reporting, settlement procedures, securitization, derivative trading, prudential capital requirements, data protection, and interest rate benchmarks. Legislation not yet in effect and future legislative initiatives will impact our business. See Item 1A “Risk
Factors—Risks Related to Regulation and Litigation—Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.”
CECP Advisors LLP (“CECP”), one of our subsidiaries in the UK, is authorized under the FSMA and regulated by the
Financial Conduct Authority (the “FCA”). CECP has permission to undertake certain investment advisory and related activities in the UK—broadly these are advising on, and arranging deals in relation to certain types of, investments. CECP is only permitted to carry out these activities in relation to eligible counterparties and professional clients.
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
In August 2023, we completed the submission of an application for authorization to the FCA for AlpInvest Partners
LLP to carry on investment advisory and related activities, including advising on and arranging deals in relation to certain types of investments in relation to eligible counterparties and professional clients. This application remains subject to FCA approval.
In 2022, we acquired Abingworth LLP (“Abingworth”), which is authorized and regulated by the FCA, with permissions for establishing, operating, or winding up a collective investment scheme, and managing an unauthorized AIF.
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
Following the UK’s exit from the EU on January 31, 2020, and the end of the Brexit transition period on December 31,
2020, EEA passporting rights (which previously entitled CECP and CELF to provide certain investment services in or into the
EEA on a cross-border basis and Abingworth to market its funds in the EEA on a cross-border basis) are no longer available to
CECP, CELF, and Abingworth. Certain EEA investor-facing activities previously carried on by those firms have been reorganized such that they are now performed by different, EEA-established, affiliates under alternative licensing arrangements, and this may continue to change in the future. These arrangements may subject us to additional regulatory obligations and may impede our ability to raise capital from EEA investors. The UK and the EU announced, on December 24, 2020, that they have reached agreement on a Trade and Cooperation Agreement (the “TCA”), which addresses the future relationship between the parties. The TCA was approved by the UK Parliament on December 30, 2020. The TCA was formally ratified by the European
Parliament and has applied permanently since May 1, 2021. However, the TCA does not substantively address future cooperation in the financial services sector or reciprocal market access into the EU by UK-based firms under equivalence arrangements or otherwise. Nevertheless, the implications and operations of the TCA may be subject to change and/or develop on short notice. In addition, the Temporary Marketing Permission Regime (the “TMPR”) allowed EU AIFMs to continue to market in the UK those funds that were in existence on December 31, 2020, on broadly the same terms as previously applied.
The TMPR expired on December 31, 2023. Any marketing of a new fund coming into existence after December 31, 2020, must be under the UK’s national private placement regime.
Certain of our European subsidiaries are subject to compliance requirements in connection with AIFMD, which regulates alternative investment fund managers (“AIFMs”) established in the EEA that manage alternative investment funds
(“AIFs”). In the UK, a retained version of the AIFMD exists. The AIFMD also regulates and imposes regulatory obligations in respect of the marketing in the EEA by AIFMs (whether established in the EEA or elsewhere) of AIFs (whether established in the EEA or elsewhere). The AIFMD generally became effective in countries across the EEA in 2014. Currently, Carlyle has three authorized AIFMs in the EEA: AlpInvest, CIM Europe S.a.r.l. (“CIM Europe”), and Carlyle Real Estate SGR S.p.A. In
the UK, Abingworth is authorized under the UK retained version of AIFMD.
The AIFMD imposes significant regulatory requirements on AIFMs. The AIFMD regulates fund managers by, among other things, prescribing authorization conditions for an AIFM, restricting the activities that can be undertaken by an AIFM, prescribing the organizational requirements, operating conditions, and regulatory standards relating to such things as initial capital, remuneration, conflicts, risk management, leverage, liquidity management, delegation of duties, transparency, and reporting requirements. The AIFMD has the potential to restrict Carlyle’s fund marketing strategy and places additional compliance obligations on its authorized AIFMs in the form of, among other things, remuneration policies, capital requirements, reporting requirements, leverage oversight, and liquidity management.
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
CIM Europe has also submitted a regulatory application to the Luxembourg regulator on December 21, 2023, to add additional
MiFID investment services to its license, which is pending regulatory approval. Carlyle Real Estate SGR S.p.A. registered at the Bank of Italy’s AIFM register under no.127 in 2017.
The AIFMD allows member states to permit marketing within their member state by non-EEA fund managers (under what are known as national private placement regimes), provided the local law imposes certain minimum requirements.
Member states may impose more stringent requirements. At present, some EEA states have chosen not to operate a national private placement regime at all, some EEA states apply the minimum requirements, others require the minimum plus a few additional requirements (e.g., the appointment of a depository), and some require compliance with substantially all of the
AIFMD. Certain of Carlyle’s funds are currently offered in selected member states of the EEA in accordance with the national private placement regimes of the relevant EEA jurisdiction.
On November 10, 2023, the European Commission published a near-final directive amending the AIFMD, commonly referred to as “AIFMD II.” Assuming AIFMD II is adopted promptly and published in the Official Journal without delay in
2024, most of the changes will come into effect in 2026, subject to some grandfathering periods for certain requirements.
AIFMD II imposes a number of amendments to the AIFMD, including more onerous delegation requirements, enhanced substance requirements, additional liquidity management provisions for AIFMs to the extent that they manage open-ended
AIFs, and revised regulatory reporting and investor disclosures requirements. It also imposes significant new requirements relating to the activities of funds that originate loans (which may affect a number of our funds), including new restrictions on the structure that such funds may take and leverage limits for funds with material loan origination activities.
In addition, AIFMD II introduces new conditions for non-EEA AIFMs, such as certain of our U.S. affiliates, to be able to make use of the national private placement regimes of EEA states, including a condition that the jurisdiction of neither of the
AIFM and AIF have been identified as non-cooperative third countries for tax purposes nor deemed by the EU not to comply fully with the standards laid down in Article 26 of the OECD Model Tax Convention on Income and on Capital and thereby to ensure an effective exchange of information in tax matters. This gives rise to a risk that certain of our AIFs may not be able to take advantage of such regimes to raise capital from EEA investors, potentially with little notice. Given the significance of
AIFMD II as well as its potential impact on the European fund industry framework, we continue to consider its potential impact on our business. Compliance with AIFMD II may, among other things, increase the cost and complexity of raising capital, may slow the pace of fundraising, limit operations, increase operational costs, and disadvantage our investment funds as bidders for and potential owners of private companies located in the EEA when compared to non-AIF/AIFM competitors. The changes in
AIFMD II will not be replicated in the UK, but the FCA has indicated that there may be some targeted relaxation of the UK
AIFMD requirements.
In August 2021, Directive (EU) 2019/1160 and Regulation (EU) 2019/1156 (the “Cross-Border Marketing Rules”)
came into force in the European Union. The Cross-Border Marketing Rules were introduced to streamline certain aspects of marketing investment funds by harmonizing the ability for EU AIFMs to distribute AIFs across the EU, including by introducing a new regime for “pre-marketing.” Moreover, these regulations also impose new restrictions and new obligations on fund managers that are pre-marketing their funds in the European Union. Moreover, some EU member states (but not all) also apply, or intend to apply, certain of the Cross-Border Marketing Rules to non-EU fund managers (including UK and U.S. fund managers) in relation to the process of marketing of their funds. Accordingly, our ability to market our funds in the European
Union will vary from country to country notwithstanding this pan-EU regulation.
As outlined above, certain of our European subsidiaries, notably CECP, CELF, and CIC in the United Kingdom, must comply with the regulatory framework established by MiFID (including as retained in the UK), which regulates the provision and conduct of investment services and activities throughout the EEA. Certain aspects of MiFID also apply to AlpInvest by virtue of its MiFID “top up” permission as part of its AIFMD authorization and, subject to regulatory approval, will also apply to CIM Europe. MiFID prescribes detailed requirements governing the organization and business conduct of investment firms, regulated markets, and certain other entities such as credit institutions to the extent they perform investment services or activities.
The latest iteration of MiFID, Directive 2014/65/EU (“MiFID II”) together with the accompanying Regulation (EU)
No 600/2014 (the “Markets in Financial Instruments Regulation” or “MiFIR”), extended the MiFID requirements in a number of areas and require investment firms to comply with more prescriptive and onerous obligations in relation to such things as:
costs and charges disclosure, product design and governance, the receipt and payment of inducements, the receipt of and payment for investment research, suitability and appropriateness assessments, conflicts of interest, record-keeping, best execution, transaction and trade reporting, remuneration, training and competence, and corporate governance. Failure to comply with MiFID II and its associated legislative acts could result in sanctions from national regulators, the loss of market access, and a number of other adverse consequences, which would have a detrimental impact on our business. Although the UK has now withdrawn from the EU, its rules implementing MiFID continue to have effect and MiFIR has been adopted into UK law
(subject to certain amendments to ensure it operates properly in a UK-specific context) in connection with this withdrawal. In
August 2022, the EU introduced amendments to MiFID II. The key requirement is that EU MiFID firms who are providing financial advice and portfolio management need to carry out a mandatory assessment of the sustainability preferences of their clients. Broadly, sustainability preferences address taxonomy alignment, Sustainable Finance Disclosure Regulation (“SFDR”)
sustainable investment alignment, and consideration of principal adverse impacts. EU MiFID firms must take these into account in the selection process of financial products.

The UK introduced a prudential regulatory framework for UK investment firms (the “Investment Firm Prudential
Regime” or the “IFPR”), which is closely based on an equivalent regulatory framework introduced at the EU-level through the
EU Investment Firm Regulation and Investment Firm Directive (together, “IFR/IFD”). The IFPR took effect from January 1,
2022, and applies to our subsidiaries that are UK investment firms under MiFID II, namely CECP, CELF, and subject to FCA approval, AlpInvest Partners LLP. Under the IFPR, among other requirements, both CECP and CELF, and subject to FCA approval, AlpInvest Partners LLP, are required to maintain a more onerous policy on remuneration, set an appropriate ratio between the variable and fixed components of total remuneration, and meet requirements on the structure of variable remuneration. These requirements may make it more difficult for us to attract and retain staff in certain circumstances.
Importantly, the broad discretion for UK firms that used to be available to disapply certain remuneration rules on the basis of
“proportionality” does not apply in relation to IFPR. Under IFPR, CECP, and CELF, and subject to FCA approval, AlpInvest
Partners LLP, are each required to also make public disclosures on their websites in relation to their (i) own funds, own funds requirements, and governance structures; (ii) risk management; and (iii) remuneration, including quantitative information on remuneration paid to staff. IFPR has resulted in increased regulatory capital and liquidity adequacy requirements for CECP, in particular, and may continue to increase the costs of doing business and may impede intra-group capital and cash flows.
In the EU, IFR/IFD took effect from June 26, 2021, and represents a complete overhaul of “prudential” regulation in the EU and substantially increases regulatory capital requirements for certain investment firms and imposes more onerous remuneration rules, and revised and extended internal governance, disclosure, reporting, liquidity, and group “prudential”
consolidation requirements, among other things. IFR/IFD affects AlpInvest, one of our subsidiaries, because it is an AIFM in the Netherlands with top-up permissions to provide investment services. In particular, as AlpInvest’s assets under management attributable to separate accounts regulated by MiFID II increases so will AlpInvest’s regulatory capital and liquidity adequacy requirements, which may increase the costs of doing business and may impede intra-group capital and cash flows. It is possible that in the future, CIM Europe may also have to comply with IFR/IFD in relation to its MiFID top-up permissions; however,
Luxembourg does not currently apply the regime to AIFMs with MiFID top-ups.
The UK has introduced an important and substantial regime, the “Consumer Duty,” designed to improve outcomes for retail investors, which began to apply to funds that are open from July 31, 2023, and will begin to apply to funds that are closed from July 31, 2024. Although Carlyle entities do not generally deal with consumers in the ordinary sense, the regime may apply to certain of our funds unless Carlyle can rely on an important exemption from the regime for products with certain minimum denomination. This exemption has been called into question by the FCA previously but continues to be available to asset managers of investment funds. If removed, this could make the impact of the Consumer Duty more significant and widespread and have important implications for Carlyle entities if they are unable to rely on another exemption. We intend to continue to work closely with external counsel and advisors to monitor any developments.
Other Jurisdictions
Certain of our subsidiaries are subject to registration and compliance with laws and regulations of non-U.S.
governments, their respective agencies, and/or various self-regulatory organizations or exchanges relating to, among other things, investment advisory services and the marketing of investment products, and any failure to comply with these regulations could expose us to liability and/or damage our reputation. Certain of our private funds are also required to comply with the trading and disclosure rules and regulations of non-U.S. securities regulators.
The Organization for Economic Cooperation and Development (the “OECD”) has developed Common Reporting
Standard (“CRS”) rules for the automatic exchange of FATCA-like financial account information amongst OECD member states. Like FATCA, CRS imposes certain due diligence, documentation, and reporting requirements on various
Carlyle entities. While CRS does not contain a potential withholding requirement, noncompliance could subject Carlyle to certain reputational harm and potential financial penalties.
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
In connection with its continued expansion in Asia, AlpInvest is also seeking an investment advisory license for
AlpInvest Partners Limited from the Hong Kong Securities and Futures Commission for the carrying out of Type 4 “advising on securities” regulated activities, which is expected to be granted in the first quarter of 2024.
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
Carlyle Japan Equity Management LLC (“CJEM”) is registered with the Financial Services Agency of Japan to carry out Type II Financial Instruments Business as a Financial Instruments Business Operator and it is also a member of the the
Type II Financial Instruments Firms Association, a self-regulatory organization in Japan. Pursuant to this registration, CJEM is permitted to perform marketing activities to and private placements for specified investors with respect to interests in a limited partnership.
Carlyle Japan, LLC (“CJLLC”) is registered with the Financial Services Agency of Japan to carry out Investment
Advisory and Agency Business as a Financial Instruments Business Operator and it is also a member of Japan Investment
Advisers Association, a self-regulatory organization in Japan. Pursuant to this registration, CJLLC is permitted to carry out investment advisory and agency business as defined by the Financial Instruments and Exchange Act of Japan.
Carlyle MENA Investment Advisors Limited, a company limited by shares in the Dubai Financial Centre, holds a
Category 3C license issued by the Dubai Financial Services Authority and is authorized to arrange credit or deal in investments, advise on financial products or credit and manage collective investment funds.
Carlyle MENA Advisors Limited, a company limited by shares in the Abu Dhabi Global Market, is authorized by the
Abu Dhabi Financial Services Regulatory Authority and is authorized to arrange deals in investments, advise on investments or credit, and manage collective investment funds.
Carlyle Singapore Investment Advisors Pte Limited holds a capital markets license and an exempt financial adviser status with the Monetary Authority of Singapore to carry on fund management and dealing in regulated capital market products activities in respect of institutional and accredited investors.
AlpInvest Partners Pte Limited holds a capital markets license with the Monetary Authority of Singapore to carry on fund management activities in respect of institutional and accredited investors.
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
An investment fund advised by us holds an indirect controlling interest in Fortitude Re and Fortitude International
Reinsurance Ltd. (“Fortitude International Re”), Bermuda companies registered as a Class 4 and Class E insurers. Fortitude Re and Fortitude International Re are subject to regulation and supervision by the Bermuda Monetary Authority (the “BMA”) and
compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to the
Insurance Act of 1978 (Bermuda) and the rules and regulations promulgated thereunder (the “Bermuda Insurance Act”). In addition, as a result of ownership of Fortitude by our investment fund, certain Carlyle affiliates that serve as general partner and investment advisor to the fund are subject to certain insurance laws and regulations in Bermuda as a “controller” of Fortitude
Re and Fortitude International Re under the Bermuda Insurance Act. These laws and regulations include certain notice requirements for any person that has become, or as a result of a disposition ceased to be, a shareholder controller of a registered insurer, and failure to comply with such requirements is an offense punishable by law.
In addition, we and/or our affiliates and subsidiaries may become subject to additional regulatory demands in the future to the extent we expand our investment advisory business in existing and new jurisdictions. There are also a number of pending or recently enacted legislative and regulatory initiatives in the United States and around the world that could significantly impact our business. See Item 1A “Risk Factors—Risks Related to Regulation and Litigation—Extensive
regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties,” “Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business,” and
“Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.”

Our businesses have operated for many years within a framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities, and we take our obligation to comply with all such laws, regulations, and internal policies seriously. Our reputation depends on the integrity and business judgment of our employees, and we strive to maintain a culture of compliance throughout the firm. We have developed, and adhere to, compliance policies and procedures such as codes of conduct, compliance systems, education, and communication of compliance matters. These policies focus on matters such as insider trading, anti-corruption, document retention, conflicts of interest, anti-money laundering, and other matters. Our legal and compliance team monitors our compliance with all of the legal and regulatory requirements to which we are subject and manages our compliance policies and procedures. Our legal and compliance team also monitors the information barriers that we maintain to restrict the flow of confidential information, including material non-public information, across our business. Our enterprise risk management function analyzes our operations and investment strategies to identify key risks facing the firm and works closely with the legal and compliance team to address them. The firm also has an independent and objective Internal Audit department that employs a risk-based audit approach that focuses on Sarbanes-Oxley compliance, enterprise risk management functions, and other areas of perceived risk and aims to give management and our Board of Directors reasonable assurance that our risks are well-managed, and controls are appropriate and effective.
Website, Social Media Disclosure, and Availability of SEC Filings
Our website address is www.carlyle.com. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any
amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “SEC
Documents” portion of our “Shareholders” page on our website. You may also access the reports and other documents we file with the SEC at a website maintained by the SEC at www.sec.gov.
We use our website (www.carlyle.com), our corporate Facebook page (www.facebook.com/onecarlyle), our corporate
X account (@OneCarlyle or www.twitter.com/onecarlyle), our corporate Instagram account (@onecarlyle or
www.instagram.com/onecarlyle), our corporate LinkedIn account (www.linkedin.com/company/the-carlyle-group), our corporate YouTube channel (www.youtube.com/user/onecarlyle), and our corporate WeChat account (ID: gh_3e34f090ec20) as channels of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at www.carlyle.com. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Carlyle when you enroll your email address by visiting the
“Email Alerts” section at http://ir.carlyle.com/email-alerts. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K and are not incorporated by reference herein.
The Carlyle Group Inc. was formed in Delaware as a partnership on July 18, 2011, and converted to a corporation on
January 1, 2020. Our principal executive offices are located at 1001 Pennsylvania Avenue, NW, Washington, D.C. 20004-2505.
ITEM 1A.RISK FACTORS
Risks Related to Our Company
Adverse economic and market conditions and other events or conditions throughout the world could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise capital, any of which could materially reduce our revenue, earnings, and cash flow and adversely affect our financial prospects and condition.
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
interest rates, inflationary pressures, heightened geopolitical tensions (including those between the U.S. and China, China and
Taiwan, Israel and Hamas, and between Russia and Ukraine), the imposition of export controls and trade barriers, the imposition of economic and political sanctions (upon specific individuals or companies and country, industry and sector wide restrictions), ongoing trade negotiations with major U.S. trading partners, and changes in U.S. tax regulations.

In this respect, our investment funds focused on Asia, and portfolio companies within non-Asia investment funds with significant operations or connectivity and reliance on Asia companies, and listed securities or debt instruments of companies or industries, could be impacted by any disruptions to the global supply chain that may result from escalating tensions, disputes, or potential conflicts in the region surrounding the Taiwan Strait. The resulting actions taken, the response of the international community, and other factors affecting trade with China or political or economic conditions in Taiwan could disrupt the manufacture of multiple business critical products or hardware components, including specifically semiconductors and these events may impact entire sectors and industries regardless of their business proximity to the Taiwan Strait. For example, in the event that such conditions impact suppliers, contract manufacturers, logistics providers, and/or distributors, this could lead to adverse business and trading conditions, including material and long-term increases in the cost of materials, higher shipping and transportation rates, and material impacts or delays on the delivery of products to and from impacted regions, which could adversely affect the business and operations of portfolio companies within and outside Asia, including their revenues and financial results. These conditions, events, and factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to them. In the event of a market downturn, each of our businesses could be affected in different ways.
Over the twelve months ending on December 31, 2023, the S&P 500 rose by 24.2%, while the MSCI All Country
World Index (MSCI) increased by 20.1%. Global markets strengthened despite persistent inflation, hawkish monetary policy, and geopolitical concerns, such as Russia’s ongoing war with Ukraine. However, aggressive and synchronized tightening by central banks has posed an elevated risk to further global expansion, as positive impulses are likely to fade due to the time lags in which monetary policy affects economic activity and inflation. While policy rates have likely reached their terminal level, market participants remain uncertain about how long interest rates will stay near current levels. Central banks have reiterated that, although underlying macroeconomic conditions have moderated, inflation remains elevated above targets. Factors that impact global markets, including inflation, interest rates, regulatory, and political environments, can be unpredictable and investor sentiment could change quickly in the future while market volatility could accelerate in the face of negative macro or geopolitical developments. If global markets become unstable, it is possible sellers of assets may readjust their valuations and attractive investment opportunities may become available. On the other hand, the valuations of certain assets we planned to sell in the near future could be negatively impacted, as well as the valuations of our portfolio companies and, as a result, our accrued performance revenues.
Market volatility could adversely affect our fundraising efforts in several ways. Investors often allocate to alternative asset classes (including private equity) based on a target percentage of their overall portfolio. If the value of an investor’s portfolio decreases as a whole, the amount available to allocate to alternative assets (including private equity) could decline. In addition, investors often evaluate the amount of distributions they have received from existing funds when considering commitments to new funds. Investors may also weigh the likely impact of geopolitical tensions, cross-border regulations, and other factors such as general market volatility and/or a reduction in distributions to investors when considering their allocations to new investment funds. A decrease in the amount an investor commits to our funds could have an impact on the ultimate size of our funds and amount of management fees we generate.
The availability and cost of financing for significant acquisition and disposition transactions could be impacted if equity and credit markets experience heightened volatility. For example, in the United States, market volatility persisted throughout 2023, as persistently high inflation motivated the U.S. Federal Reserve to continue raising short-term interest rates.
Over the twelve months ending December 31, 2023, 10-year Treasury yields were volatile, peaking at 110 basis points (bps)
higher than year-end 2022, but ultimately ending the year at the same level, and high yield credit spreads remained wide at 339 bps. Obtaining financing in both the high yield bond market and the leveraged loan market is currently challenging. If credit markets weaken further in the future, it is possible that we and our investment funds may not be able to consummate significant acquisition and disposition transactions on acceptable terms or at all if we or our funds are unable to finance these types of transactions on attractive terms or if the counterparty to the transaction is unable to secure suitable financing.
Global merger and acquisition volume totaled $2.9 trillion in 2023, a 21% decline from 2022. If there is a continued
slowdown in global merger and acquisition activity due to the lack of availability of suitable financing or an increase in risk aversion and uncertainty, this could cause a slowdown in our investment pace, which in turn could have an adverse impact on our ability to generate future performance revenues and to fully invest the available capital in our funds and reduce opportunities to exit and realize value from our fund investments. A slowdown in the deployment of our available capital could impact the management fees we earn on those carry funds and managed accounts that generate fees based on invested (and not committed) capital. A slowdown in the deployment of our available capital could also adversely affect our ability to raise and the timing of raising successor investment funds. In 2023, we invested nearly $20 billion through our carry funds.

The current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S.
foreign investment, trade, taxation, economic, environmental, and other policies under the current administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or a further escalation in conflict between Russia and Ukraine or Israel and Hamas, could lead to disruption, instability, and volatility in the global markets, which may also have an impact on our exit opportunities across negatively impacted sectors or geographies. The consequences of previously enacted legislation could also impact our business operations in the future. For example, bipartisan legislation enacted in August 2018 has significantly increased and may continue to significantly increase the number and types of investment transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”). Under the final regulations implementing the reform legislation, which became effective in
October 2020, CFIUS has the authority to review, and potentially recommend that the President unwind, block, or impose conditions on certain non-controlling foreign investments in U.S. businesses that deal in certain ways with “critical technology,” “critical infrastructure,” and/or “sensitive personal data” of U.S. citizens (as those terms are defined in the regulations). CFIUS’ expanded jurisdiction may reduce the number of potential buyers of and investors in U.S. companies and, accordingly, may limit the ability of our funds to realize value and/or exit from certain existing and future investments. Our flexibility in structuring or financing certain transactions may likewise be constrained and we are unable to predict whether and to what extent uncertainty surrounding economic and market conditions or adverse conditions or events in particular sectors may cause our performance to suffer. The current administration may also pursue tax policies seeking to increase the corporate tax rate and further limit the deductibility of interest and compensation, or materially alter the taxation of capital gains, among other things. Such changes could materially increase the taxes imposed on us or our funds’ portfolio companies. See “Risks
Related to Taxation—Changes in relevant tax laws, regulations, or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate, tax liability, and/or the performance of certain funds should unexpected taxes be assessed to portfolio investments (companies) or fund income.” In addition, negative public sentiment could lead to heightened scrutiny and criticisms of our business and investments.
During periods of difficult market conditions or slowdowns (which may occur across one or more industries or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing, and increased funding costs. Negative financial results in our funds’ portfolio companies may result in less appreciation across the portfolio and lower returns in our funds.
Because our investment funds will generally make a limited number of investments, and such investments generally involve a high degree of risk, negative financial results in a few of an investment fund’s portfolio companies could severely impact the fund’s total returns. This could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. During such periods of weakness, our funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. In addition, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, or in the case of certain real estate funds, the abandonment or foreclosure of investments, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company or real assets and a significant negative impact to the fund’s performance and consequently our operating results and cash flow, as well as to our reputation. Negative market conditions could also increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our Global Credit funds. Moreover, as capital markets activity slows, we may experience a corresponding reduction in the capital markets fees we earn through Carlyle Global Capital Markets (“GCM”) in connection with activities related to the underwriting, issuance, and placement of debt and equity securities.
In addition, during periods of difficult market conditions or slowdowns, the valuations of the investments in our carry funds could suffer. If we were to realize investments at these lower values, we may not achieve investment returns in excess of return hurdles required to realize performance revenues or we may become obligated to repay performance revenues previously received by us. The payment of less or no performance revenues could cause our cash flow from operations to significantly decrease, which could materially and adversely affect our liquidity position and the amount of cash we have on hand to conduct our operations and to dividend to our stockholders. The generation of less performance revenues could also impact our leverage ratios and compliance with our term loan covenants. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets, which may not be available to us on acceptable terms or at all) to conduct our operations, which include, for example, funding significant general partner and co-investment commitments to our carry funds. In addition, during adverse economic and market conditions, we may not be able to renew or refinance all or part of our credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.

Another pandemic or global health crisis like the COVID-19 pandemic may adversely impact our performance and results of operations.
From 2020 to 2022, in response to the COVID-19 pandemic, many countries took measures to limit the spread of the virus, including instituting quarantines or lockdowns, imposing travel restrictions, and vaccination mandates for certain workers or activities and limiting operations of certain non-essential businesses. Such restrictions caused labor shortages and disrupted global supply chains, which contributed to prolonged disruption of the global economy. A widespread reoccurrence of
COVID-19, or the occurrence of another pandemic or global health crisis, could increase the possibility of periods of increased restrictions on business operations, which may adversely impact our business, financial condition, results of operations, liquidity, and prospects materially, and exacerbate many of the other risks discussed in this “Risk Factors” section.
In the event of another pandemic or global health crisis like the COVID-19 pandemic, our funds’ portfolio companies may experience decreased revenues and earnings, which may adversely impact our ability to realize value from such investments and in turn reduce our performance revenues. Investments in certain sectors, including hospitality, location-based entertainment, retail, travel, leisure, and events and, in certain geographies, office and residential, could be particularly negatively impacted, as was the case during the COVID-19 pandemic. Our funds’ portfolio companies may also face increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams and limited access or higher cost of financing, which may result in potential impairment of our or our funds’ investments. In addition, borrowers of loans, notes, and other credit instruments in our credit funds’ portfolios may be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by our funds may not be able to pay rents in a timely manner or at all, resulting in a decrease in value of our funds’ credit and real estate investments. In the event of significant credit market contraction as a result of a pandemic or similar global health crisis, certain of our funds may be limited in their ability to sell assets at attractive prices or in a timely manner in order to avoid losses and margin calls from credit providers. In our liquid investment vehicles, such a contraction could cause investors to seek liquidity in the form of redemptions from our funds, adversely impacting management fees. Our management fees may also be negatively impacted if we experience a decline in the pace of capital deployment or fundraising.
In addition, a pandemic or global health crisis may pose enhanced operational risks. For example, our employees may become sick or otherwise unable to perform their duties for an extended period, and extended public health restrictions and remote working arrangements may impact employee morale, integration of new employees, and preservation of our “One
Carlyle” culture. Remote working environments may also be less secure and more susceptible to hacking attacks. Moreover, our third-party service providers could be impacted by an inability to perform due to pandemic-related restrictions or by failures of, or attacks on, their technology platforms.
Our use of leverage may expose us to substantial risks.
We periodically use indebtedness as a means to finance our business operations, which exposes us to risks associated with using leverage. We are dependent on financial institutions extending credit to us on reasonable terms to finance our business. There is no guarantee that financial institutions will continue to extend credit to us or will renew the existing credit agreements we have with them on as favorable terms or at all, or that we will be able to refinance our outstanding notes or other obligations when they mature. In addition, the incurrence of additional debt in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and/or increase our cost of borrowing. As borrowings under our credit facility or any other indebtedness mature, we may be required to refinance them by entering into a new facility or issuing additional debt, which could result in higher borrowing costs, or to issue additional equity, which would dilute existing stockholders. In addition, we could repay them by using cash on hand, cash provided by our continuing operations, or cash from the sale of our assets, which could reduce dividends to our stockholders. We could also have difficulty entering into new facilities or issuing debt or equity securities in the future on attractive terms, or at all.
From time to time, we may access the capital markets by issuing debt securities. In 2021, we issued $500 million aggregate principal amount of 4.625% subordinated notes due May 2061. We also have senior notes with an aggregate principal amount of $1,375.0 million as of December 31, 2023, as well as a credit agreement that provides a $1.0 billion revolving facility with a final maturity date of April 29, 2027 (see Note 7 to the consolidated financial statements in Part II, Item 8 of this
Annual Report on Form 10-K for more information regarding our senior and subordinated notes and credit agreements). The credit agreement contains financial and non-financial covenants with which we need to comply to maintain access to this source of liquidity. Noncompliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain financial or non-financial covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the credit agreement.
In addition, to the extent we incur additional debt relative to our current level of earnings or experience a decrease in our level of earnings, our credit rating could be adversely impacted, which would increase our interest expense under our credit facility.
Standard & Poor’s and Fitch both affirmed our “A-” credit rating with a stable rating outlook in November 2023 and October
2023, respectively.
A significant contraction in the market for debt financing or other adverse change relating to the terms of debt financing, including rapidly increasing interest rates from U.S. Federal Reserve actions and equity requirements and more restrictive covenants, could have a material adverse impact on our business and that of our investment funds and their portfolio companies.
Since January 1, 2022, U.S. banks have not been allowed to issue any new debt tied to the London Interbank Offered
Rate (“LIBOR”). The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended the Secured Overnight Financing Rate
(“SOFR”) as its preferred alternative rate for LIBOR. We have amended our credit agreements and related loan documentation, as well as our CLOs, to reference SOFR. At this time, it is not possible to predict the full effect that the discontinuance of
LIBOR, or the establishment of alternative reference rates such as SOFR, will have on us or our borrowing costs. SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given the limited history of
SOFR and potential volatility as compared to other benchmark or market rates, the future performance of SOFR cannot be predicted based on historical performance. The consequences of the transition from LIBOR to SOFR could include an increase in the cost of our variable rate indebtedness.
Our revenue, earnings, net income, and cash flow can all vary materially, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.
Our revenue, earnings, net income, and cash flow are variable. For example, our cash flow fluctuates because we receive carried interest from our carry funds only when investments are realized and achieve a certain preferred return. We may also experience fluctuations in our quarterly and annual results, including our revenue and net income, due to a number of other factors, including changes in the carrying values and performance of our funds’ investments that can result in significant volatility in the carried interest that we have accrued (or as to which we have reversed prior accruals) from period to period, as well as changes in the amount of distributions, gains, dividends, or interest paid in respect of investments in our funds and strategic investments (e.g., our investment in Fortitude), changes in our operating expenses, the degree to which we encounter competition, and general economic and market conditions. The valuations of investments made by our funds could also be impacted by geopolitical conflict as well as changes, or anticipated changes, in government policy, including policies related to tax reform, financial services regulation, international trade, immigration, environmental, healthcare, labor, infrastructure, and energy. The carrying value of fund investments, particularly the public portion of our carry fund portfolios, may be more variable during times of market volatility. As of December 31, 2023, 5% of our Global Private Equity carry fund portfolio was in public securities. Rising interest rates and continued margin contraction, coupled with restrictions on the deductibility of interest expense, may negatively impact the performance and valuation of our portfolio investments and companies going forward.
GCM generates capital markets fees in connection with activities related to the underwriting, issuance, and placement of debt and equity securities and loan syndication for our portfolio companies and, to a lesser extent, third-party clients. Capital markets fees generated are typically dependent on transaction frequency and volume, and a slowdown in market activity could adversely affect the amount of fees generated by capital markets business. We are seeking to bolster and grow our capital markets business, and associated fee stream, related to the underwriting, issuance, and placement of debt and equity securities and loan syndication for our portfolio companies and, to a lesser extent, third-party clients, which we expect, if successful, will positively impact capital markets fees over time. We also earn transaction fees in respect of our carry funds that are generally shared with our fund investors. The recognition of these fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by both the pace and size of our carry fund investments.
Higher fundraising activity may generate incremental expenses and, as new capital commitments may not immediately generate fees until they activate management fees, we could incur fundraising related costs ahead of generating revenues. In addition, a downturn in the equity markets may make it more difficult to exit investments by selling equity securities at a reasonable value. If we were to have a realization event in a particular quarter, that event may have a significant impact on our quarterly results and cash flow for that particular quarter and may not be replicated in subsequent quarters. We cannot predict precisely when, or if, realizations of investments will occur, where a fund will be in its lifecycle when the realizations occur, or whether a fund will realize carried interest.

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
The timing and receipt of realized carried interest also varies with the life cycle of our carry funds and there is often a difference between the time we start accruing carried interest for financial reporting purposes and the realization and distribution of such carried interest. However, performance revenues are ultimately realized when an investment is profitably disposed of, certain costs borne by the limited partner investors have been reimbursed, the investment fund’s cumulative net returns are in excess of the preferred return, and we have decided to collect carried interest rather than return additional capital to limited partner investors. In deciding to realize carried interest we consider such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to limited partner investors, the length of time the fund has been in carry, and other qualitative measures. In most funds, we will initially defer realizing carried interest even when contractually entitled to take it, allowing carried interest to accrue until it is determined that giveback risk is substantially reduced. As a result of this deferral, we are generally entitled to a disproportionate “catch-up” level of profit allocation at some point during the harvesting period. In certain circumstances, we may also need to reduce the rate at which we realize carried interest, or temporarily stop realizing carried interest, in order to maintain a sufficient level of reserves and reduce the risk of potential future giveback obligations. In addition to the timing uncertainty of realized carried interest in a single fund, there may also be a generational trough or gap in the realized carried interest of a fund family, as a predecessor fund transitions to its successor fund. In such cases, even when both the predecessor and successor fund have strong performance and earn carried interest, the predecessor fund may substantially exit its investment portfolio before the successor fund is in a sufficient position to begin realizing carried interest. See “Risks Related to Our Business Operations—Risks Related to the Assets We Manage—
Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
Our fee revenue may also depend on the pace of investment activity in our funds. In many of our carry funds, the base management fee may be reduced when the fund has invested substantially all of its capital commitments, or the aggregate fair market value of a fund’s investments is below its cost. We may receive a lower management fee from such funds if there has been a decline in value or after the investing period and during the period the fund is harvesting its investments. As a result, the variable pace at which many of our carry funds invest capital and dispose of investments may cause our management fee revenue to vary from one quarter to the next. In addition, certain funds derive management fees only on the basis of invested capital whereby the pace at which we make investments, the length of time we hold such investment, and the timing of dispositions will directly impact our revenues.
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
Given our focus on achieving superior investment performance and maintaining and strengthening investor relations, we may reduce our AUM, restrain its growth, reduce our fees, or otherwise alter the terms under which we do business when we deem it in the best interest of our investors—even in circumstances where such actions might be contrary to the near-term interests of our stockholders.
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
Many of our investment funds utilize subscription lines of credit to fund investments prior to the receipt of capital contributions from the fund’s investors. As capital calls made to a fund’s investors are delayed when using a subscription line of credit, the investment period of such investor capital is shortened, which may increase the net internal rate of return of an investment fund. However, because interest expense and other costs of borrowings under subscription lines of credit are an expense of the investment fund, the investment fund’s net multiple of invested capital will be reduced, as will the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund will adversely affect our revenues. See “Risks Related to our Company— Adverse economic and market conditions and other events or conditions throughout the world could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise capital, any of which could materially reduce our revenue, earnings, and cash flow and adversely affect our financial prospects and condition.”
We may also take other actions, including waiving management fees for a particular investment or fund, that could adversely impact our short-term results of operations when we deem such action appropriate. Furthermore, we typically delay the realization of carried interest to which we are otherwise entitled if we determine (based on a variety of factors, including the stage of the fund’s life cycle and the extent of fund profits accrued to date) that there would be an unacceptably high risk of potential future giveback obligations. Any such delay could result in a deferral of realized carried interest to a subsequent period. See “Risks Related to Our Company— Our revenue, earnings, net income, and cash flow can all vary materially, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.”
We depend on our senior Carlyle professionals, including our Chief Executive Officer, and the loss of their services or investor confidence in such personnel could have a material adverse effect on our business, results of operations, and financial condition.
We depend on the efforts, skill, reputations, and business contacts of our senior Carlyle professionals, including our
Chief Executive Officer, Harvey M. Schwartz, and our other executive officers, the members of the investment committees of our investment funds and senior members of our investment teams, the information and deal flow they and others generate during the normal course of their activities, and the synergies among the diverse fields of expertise and knowledge held by our professionals.
In February 2023, we appointed Mr. Schwartz as our Chief Executive Officer and a member of our Board. As Mr.
Schwartz continues to develop and implement his leadership vision, he may seek additional changes in our business operations that create uncertainty for our business and investors, including our employees, shareholders, and other stakeholders. In addition, our executive officers and senior Carlyle professionals are not obligated to remain employed with us in their current capacities or at all. To continue to enhance our talent base, we have and will continue to hire and internally develop senior professionals to assume key leadership positions throughout the firm into the future. The availability and efficacy of such future leadership may constitute an adverse risk to our business.
Our senior Carlyle professionals, including our founders, possess substantial experience and expertise and have strong business relationships with investors in our funds and other members of the business community. As a result, the loss of these personnel, including any potential departures or retirements, could jeopardize our relationships with investors in our funds and members of the business community and result in reduction of AUM or fewer investment opportunities. For example, if any of our senior Carlyle professionals were to join or form a competing firm, that action could have a material adverse effect on our business, results of operations, and financial condition. Personnel have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key personnel will have on our ability to achieve our objectives. The loss of the services of any of our key personnel could have a material adverse effect on our revenues, net income, and cash flow and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future. The governing agreements of many of our investment funds generally require investors in those funds to vote to continue the investment period in the event that certain “key persons” in our investment funds do not provide the specified time commitment to the fund or our firm ceases to control the general partner.
Recruiting and retaining our professionals has become more difficult and may continue to be difficult in the future, which could adversely affect our business, results of operations, and financial condition.
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior
Carlyle professionals and other employees. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior Carlyle professionals and other employees to strategically recruit, retain, and motivate talented personnel, including senior Carlyle professionals. The market for qualified professionals is extremely competitive across levels and areas of expertise, and we may not be successful in our efforts to recruit, retain, and motivate these professionals. There has also been a shift to a hybrid work model and, in our recruiting efforts, we have seen increased focus by prospective candidates on remote and hybrid work arrangements and arrangements providing more flexibility, including around location. Although we have generally moved to a hybrid work model in which many of our employees are permitted to work remotely for a designated portion of their working time and are expected to come to a Carlyle office for a designated portion of their working time, we continue to see focus on remote work arrangements. We have also experienced upward pressure on compensation packages given the increased competition to hire and retain talented personnel, and we may be required to adjust the amount of cash compensation and types, terms, and amounts of equity incentives we provide to our employees, which could have positive or negative effects on the financial metrics commonly used to measure our performance. Even when we offer top-of-market compensation packages, we may not be able to attract and retain all of our desired personnel due to shifting employee priorities.
In addition, the minimum retained ownership requirements and transfer restrictions to which equity incentives are subject in certain instances lapse over time, may not be enforceable in all cases, and can be waived. There is no guarantee that the noncompetition and nonsolicitation agreements to which certain of our senior Carlyle professionals are subject, together with our other arrangements with them, will prevent them from leaving, joining our competitors, or otherwise competing with us. In addition, there is no assurance that such agreements will be enforceable in all cases. These noncompetition and nonsolicitation agreements also expire after a certain period of time, at which point such senior Carlyle professionals would be free to compete against us and solicit our clients and employees. In this respect, in January 2023, the U.S. Federal Trade Commission (“FTC”)
published a proposed rule that, if finally issued, would generally prohibit post-employment noncompete clauses (or other clauses with comparable effect) in agreements between employers and their employees. We are monitoring the proposed rule and the impact it may have on our ability to recruit and retain our professionals.
For our investment professionals, we have historically relied in part on their interests in our investment funds’ carried interest and incentive fees to discourage them from leaving the firm. Effective December 31, 2023, we expect to pay approximately 60% to 70% of performance allocations and incentive fees to our personnel, which will further tie the financial interests of a broader group of our personnel to the success of our investment funds. To the extent our investment funds perform poorly, thereby reducing the potential for distributions in respect of carried interest and incentive fees, those interests become less valuable and may become a less effective retention tool. There are also factors beyond our control that may affect our efforts to recruit, retain, and motivate investment professionals, in particular as they relate to tax considerations regarding carried interest. The tax treatment of carried interest has been an area of focus for policymakers and government officials in recent years. For example, the Tax Cuts and Jobs Act (the “TCJA”) enacted in 2017 generally requires that carried interest satisfy a more-than-three-year holding period (as opposed to a more-than-one-year holding period under prior law) to qualify as a long-term capital gain that is taxed at preferential rates for individuals. Congress and the current administration may consider proposals to treat carried interest as ordinary income rather than as capital gain for tax purposes, to impose a surcharge on carried interest, to further extend the holding period for carried interest to qualify for long-term capital gain treatment, or to increase the capital gains tax rate, each of which could result in a material increase in the amount of taxes that our carry participants would be required to pay. While most proposals regarding the taxation of carried interest require realization of gains before applying ordinary income rates, U.S. federal legislation has previously been introduced that would require holders of carried interest to recognize a specified amount of deemed compensation income each year regardless of whether the investment partnership recognizes income or gain and regardless of whether and when the holders receive distributions in respect of their carried interests. If the tax treatment of carried interest continues to be an area of focus for policymakers and government officials, it could result in further regulatory action by federal, state, or non-U.S. governments. For example, certain states, including New York and California, have previously proposed legislation to levy additional state tax on carried interest.
We have seen similar policy discussions in respect of the appropriate treatment of carried interest in many of the international jurisdictions in which we have investment professionals. The additional pressures of fiscal deficits have heightened these risks as international authorities consider ways to increase tax revenues. Such legislative and regulatory changes that modify the tax treatment of carried interest could make it more difficult for us to incentivize, recruit, and retain investment professionals,

which may have an adverse effect on our ability to achieve our investment objectives and thereby reduce the after-tax income and gain related to our business, our distributions to stockholders, and the market price of our shares.
We have granted and expect to grant equity awards in respect of our shares of common stock. This includes awards from our Equity Incentive Plan, with respect to which our shareholders approved an additional 23.8 million shares for the issuance of awards at our 2023 Annual Meeting of Shareholders, and an award of restricted stock units to our Chief Executive
Officer in connection with his hiring, which were granted outside of the Equity Incentive Plan and with respect to which, as of
December 31, 2023, we have granted a total of approximately 7.1 million restricted stock units (including dividend equivalent units that are credited on such award). The prior and future grants of equity awards in respect of our shares of common stock have caused and will cause dilution. While we evaluate the grant of equity awards from our Equity Incentive Plan to employees on an annual basis, the size of the grants, if any, is made at our discretion and may vary significantly from year-to-year, including as the result of special programs or significant senior personnel hirings. If we increase the use of equity awards from our Equity Incentive Plan in the future, expenses associated with equity-based compensation may increase materially. In 2023, we incurred equity compensation expenses of $249.1 million in connection with grants of restricted stock units. In February
2024, we granted a total of 18.1 million restricted stock units to our personnel, which will increase our equity-based compensation expense in the coming years. Of these 18.1 million restricted stock units, 13.2 million restricted stock units were granted to senior Carlyle professionals and are eligible to vest in installments over a period of three years based on the achievement of absolute stock price targets of 120%, 140% and 160% of the applicable starting share price. Following the foregoing grants, taken together with other restricted stock unit grants since the initial approval of the Equity Incentive Plan in
June 2021, there were 10.1 million remaining shares of common stock available for grant under the Equity Incentive Plan.
As of December 31, 2023, our employees held an aggregate of 22.2 million unvested restricted stock units, which vest over various time periods (generally from one year to four years from the date of grant) and/or subject to the achievement of various performance targets. All of the shares of common stock held by our founders are fully vested. In order to recruit and retain existing and future senior Carlyle professionals and other key personnel, we may need to increase the level of compensation that we pay to them, which could include grants of significant amounts of restricted stock unit awards or other equity incentive awards under our Equity Incentive Plan. Accordingly, as we promote or hire new senior Carlyle professionals and other key personnel over time or attempt to retain the services of certain of our key personnel, we may increase the level of compensation we pay to these individuals, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability.
We may not be successful in expanding into new investment strategies, geographic markets, and businesses and new types of investors, which could adversely affect our business, results of operations, and financial condition.
Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets, and business and new types of investors we have traditionally not pursued, such as retail fund investors. In this respect, our growth strategy focuses on providing resources to foster the development of new product offerings and business strategies by our investment professionals. Given our diverse platform, these initiatives could create conflicts of interests with existing products, increase our costs, and expose us to new market risks and legal and regulatory requirements. These products may have different economic structures than our traditional investment funds and may require a different marketing approach. These activities also may impose additional compliance burdens on us, subject us to enhanced regulatory scrutiny, and expose us to greater reputation and litigation risk.
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
•our ability to identify and manage risks in new lines of businesses and new types of investors;
•our ability to implement and maintain adequate investment processes, controls, and procedures around our platforms;

•our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays; and
•our ability to successfully negotiate and enter into beneficial arrangements with our counterparties.
In some instances, we may determine that growth in a specific area is best achieved through the acquisition of an existing business, or a smaller scale lift out of an investment team to enhance our platform. Our ability to consummate an acquisition will depend on our ability to identify and value potential acquisition opportunities accurately and successfully compete for these businesses against companies that may have greater financial resources. Even if we are able to identify and successfully negotiate and complete an acquisition, these transactions can be complex, and we may encounter unexpected difficulties or delays or incur unexpected costs.
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
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar or from which we are currently exempt, and may lead to increased liability, litigation, regulatory risk, and expense. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations may be adversely affected. Moreover, if a new product, business, or venture developed internally or by acquisition is unsuccessful, we may decide to wind down, liquidate, and/or discontinue it. Such actions could negatively impact our relationships with investors in those businesses, could subject us to litigation or regulatory inquiries and can expose us to additional expenses, including impairment charges and potential liability from investor or other complaints.
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
Operational risks (including those associated with our business model), system security risks, breaches of data protection, cyberattacks, or actions or failure to act by our employees or others with authorized access to our networks, including our ability to insure against such risks, may disrupt our businesses, result in losses, or limit our growth.
We rely heavily on our financial, accounting, information, and other data processing systems. We face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data, or disable, degrade, or sabotage our systems. These security threats originate from a wide variety of sources, including known or unknown external third parties and current or former employees and contractors who have or had access to our facilities, systems, and information.
There has been an increase in the frequency and sophistication of the security threats we face, with thwarted attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as a global investment management firm, we hold a significant amount of confidential and sensitive information about our investors, our portfolio companies, potential investments, and our employees. As a result, we may face a heightened risk of a security breach, online extortion attempt, or business disruption with respect to this information resulting from an attack by a variety of bad actors, including hacktivists, cyber criminals, foreign governments, cyber extortionists, or cyber terrorists. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations due to, among other things, the loss or exposure of investor or proprietary data, the loss or exposure of personal information that we retain, interruptions or delays in our business, and damage to our reputation. Our suppliers, contractors, investors, and other third parties with whom we do business also experience cyber threats and attacks that are similar in frequency and sophistication. Supply chain attacks are increasing in frequency and impact on the businesses they affect. We do not have continuous visibility into the security of our supply chain entities or the suppliers that service our supply chain entities and must rely on contractual assurances and the controls and safeguards put in place by our suppliers, contractors, investors, and other third parties to defend against, respond to, and report such attacks. In certain instances, there are limited suppliers that can provide a particular service, such as fund administration, and the inability to work with these suppliers or unavailability of these suppliers could have a material adverse impact on our ability to provide such service.
Those who have or had authorized access to our networks, including current and former employees and contractors, may introduce vulnerabilities in our systems by user error or if they are the target of “phishing,” social engineering, bribery, coercion, or harbor malintent toward us. We have therefore implemented a security awareness training program. The objective of this program is to inform Carlyle personnel and contractors of their responsibility for information security and includes online training, live awareness events, and phishing simulations. This training is in addition to our existing required onboarding and annual cybersecurity trainings.
We cannot know the potential impact of future cyber incidents, which vary widely in severity and scale. There can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems, especially because the cyber-attack techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources. If any of the controls we put in place do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack, or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our funds and investors, regulatory investigations, intervention and fines, and reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or otherwise indemnified. Significant security incidents at competitor global investment firms in which we are not directly impacted could indirectly lead to increased costs from investor due diligence, revisions to insurance premiums, and more extensive and/or frequent regulatory inspections.
Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. For example, our existing systems may not be adequate to identify or control the relevant risks in investment strategies employed by new investment funds we may introduce. Any failure to accommodate growth or an increase in costs related to such information systems, could have a material adverse effect on us.
In addition, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our business development companies, registered investment companies, structured credit funds, and Global Investment Solutions segment. For example, Carlyle contracts information system backup and recovery services to certain companies. These third-party service providers have faced and continue to face ongoing cybersecurity threats and, as a result, unauthorized individuals could improperly gain access to our confidential data. Any attack on or interruption or deterioration in the performance of these third parties or failures of their information systems and technology could also impair the quality of the funds’ operations, affect our reputation, and adversely affect our businesses.
Our technology, data, and intellectual property and the technology, data, and intellectual property of our portfolio companies are also subject to a heightened risk of theft, disruption, or compromise to the extent we and our portfolio companies engage in operations outside the United States, particularly in those jurisdictions that do not have comparable levels of protection of proprietary information and intangible assets, such as intellectual property and customer information and records.
In addition, we and our portfolio companies may be required to compromise protections or forgo rights to technology, data, and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse consequence on us or our investments.
A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. For example, systemic risks such as a massive and prolonged global failure of Amazon or Microsoft’s cloud services could result in cascading catastrophic systems failures. We may also need to commit additional management, operational, and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. The market for hiring talented professionals, including IT and cybersecurity professionals, is competitive and we may not be able to grow at the pace we desire.
In addition, we and our portfolio companies may not be able to obtain or maintain sufficient insurance (including cyber insurance) on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse effect on our business. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, cyber incidents, fraud, business interruption, and various other potential claims, whether or not such claims are valid. Insurance and other safeguards may only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Because of market conditions, premiums, and deductibles for certain insurance policies, particularly directors and officers, cyber, and property insurance, have increased substantially and may increase further and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. Moreover, the dollar amount of claims and/or the number of claims we experience may also increase at any time, which may have the result of further increasing our costs.
Certain losses of a catastrophic nature, such as wars, systemic risk associated with cyber-kinetic warfare, earthquakes, floods, typhoons, pandemics, terrorist attacks, or other similar events may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our investment funds, and their portfolio companies. Losses related to the COVID-19 pandemic have generally been excluded under most business property insurance policies and business interruption policies and, going forward, will not be covered under new policies. In general, losses related to terrorism and catastrophic nation-state hacks are becoming harder and more expensive to insure against. In this respect, some insurers are excluding coverage of terrorist acts and catastrophic nation-state hacks from their all-risk policies. In some cases, insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, we, our investment funds, and their portfolio companies may not be insured or fully insured against terrorism or certain other catastrophic losses.
Our portfolio companies also rely on data and processing systems and the secure processing, storage, and transmission of information including highly sensitive financial, medical, and critical infrastructure data. A disruption or compromise of these systems, including from a cyber-attack or cyber-incident, could have a material adverse effect on the value of these businesses. Our investment funds may invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have adverse consequences on our investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.
Failure to maintain the security of our information and technology networks, including personally identifiable information, intellectual property, and proprietary business information, could have a material adverse effect on us.
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, investors, and potential investors, in our data centers, on our networks, on our cloud environments, and with our third-party service providers. Such data may be subject to U.S. and foreign data protection and privacy laws and other contractual obligations. The secure processing, maintenance, and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, including mechanisms for governance, strategy, and risk management, there can be no assurance that these measures and investments will provide adequate protection. In this respect, the COVID-19 pandemic exacerbated these risks due to heavier and continued reliance on online communication and a hybrid work environment, which may be less secure, and there has been a significant increase in malicious cyber activity involving ransomware, extortion, and business email compromise. In 2023, Carlyle experienced no material cyber incidents and responded promptly and effectively to routine events, such as user errors, phishing campaigns, and vendor breach notifications, resulting in no substantial harm to Carlyle. In addition, we and our employees have been and expect to continue to be the target of fraudulent calls and emails, the subject of impersonations, and fraudulent requests for money, including attempts to redirect material payment amounts to fraudulent bank accounts, and other forms of spam attacks, phishing or other social engineering, supply chain attacks, ransomware, or other events. We also have been, and could in the future be, the target of a type of wire transfer fraud known as business email compromise where a third party seeks to benefit from misrepresenting an employee or fund investor by improperly authorizing a wire transfer or change in wire instructions. While our policies and procedures have been largely effective against this fraud to date, a significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee, or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, noncompliance with our contractual or other legal obligations regarding such data or intellectual property, or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation, or regulatory actions against us by the U.S. federal and state governments, the European Union, or other jurisdictions, or by various regulatory organizations or exchanges. Such an event could also disrupt our operations and the services we provide to investors, damage our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position, and investor confidence.
Use of artificial intelligence technology by us could lead to the exposure of our data or other adverse effects and such technology also may lead to more effective threat actors.
Recent technological advances in artificial intelligence and machine learning technologies (collectively, “AI
Technologies”), including, for example, the OpenAI ChatGPT application, create opportunities for us, our funds, investment vehicles and accounts, and portfolio companies, as well as risks. We use and plan to expand our use of AI Technologies in connection with our business and investment activities and our portfolio companies and investments also use such technologies.
We and our portfolio companies continue to evaluate the rapidly evolving landscape of AI Technologies. Actual use of AI
Technologies varies across our business, funds and portfolio companies, and investments. While we expect, from time to time, to adopt and adjust usage policies and procedures governing the use of AI Technologies by our personnel, there is a risk of misuse of such AI Technologies.
In addition, AI Technologies are reliant on the collection and analysis of large amounts of data and complex algorithms. In this respect, it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate, nor do we expect to be involved in the collection of such data or development of algorithms in the ordinary course of our business. Therefore, it is expected that the data in such models will contain a degree of inaccuracy and error, potentially to a material degree, and that such data and algorithms could otherwise be inadequate or flawed, which would likely degrade the effectiveness of AI Technologies and could adversely impact us and our portfolio companies and investments to the extent we or they rely on the work product of such AI Technologies.
The volume and reliance on data and algorithms also make AI Technologies, and in turn us and our portfolio companies and investments, more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data, or other intellectual property. We and our portfolio companies and investments could be exposed to risks to the extent third-party service providers, or any counterparties use AI Technologies in their business activities. In this respect, we are not able to control the way third-party products are developed or maintained or the way third-
party services utilizing AI Technologies are provided to us. In addition, AI Technologies may be competitive with the business of our portfolio companies or increase the potential for obsolescence of a portfolio company’s products or services (particularly as the capabilities of AI Technologies improve) and, accordingly, the increased adoption and use of AI Technologies may have an adverse effect on our portfolio companies or their respective businesses. See “Risks Related to Our Company—Operational risks (including those associated with our business model), system security risks, breaches of data protection, cyberattacks, or actions or failure to act by our employees or others with authorized access to our networks, including our ability to insure against such risks, may disrupt our businesses, result in losses, or limit our growth.”
Moreover, use of AI Technologies could include the input of our confidential information (including material non-
public information) by third parties in contravention of non-disclosure agreements or by our personnel or other related parties in contravention of our policies and procedures (or by any such parties in accordance with our policies, procedures, and/or non-
disclosure agreements) and could result in such confidential information becoming part of a dataset that is generally accessible by AI Technologies applications and users.
AI Technologies and their current and potential future applications, including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve. It is impossible to predict the full extent of current or future risks related thereto.
Risks Related to Regulation and Litigation
Laws and regulations relating to privacy, data protection, data transfers, data localization, and data security worldwide may limit the use and adoption of our services and adversely affect our business.
Legislators and regulators around the world identify data security and privacy as top priorities. As a result, we are subject to an increasing variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, and other processing of personal information and other confidential data. The global legal frameworks for privacy, data protection, and data transfers are rapidly evolving and are likely to remain uncertain for the foreseeable future. Certain of our activities may be subject to the General Data
Protection Regulation (“GDPR”), U.S. state privacy laws, the Cayman Islands Data Protection Act (“DPA”), the UK Data

Protection Act (“UK GDPR”), the Personal Information Protection Law (the “PIPL”), and other existing and developing laws and regulations.
In February 2022, the SEC proposed rules regarding cybersecurity that would require registered investment advisers and registered funds to implement written policies and procedures designed to address cybersecurity risks, report significant cybersecurity incidents to the SEC using a proposed form and within a prescribed time period, and keep enumerated cybersecurity-related books and records. In addition, in March 2022, the SEC issued a proposed rule, which was finalized in
July 2023, to require public companies to report material cybersecurity incidents on Form 8-K and mandate disclosure of cybersecurity risk management, strategy, and governance. In light of these proposed and final rules and the focus of federal regulators on cybersecurity generally in recent years, we expect increasing SEC enforcement activity related to cybersecurity matters, including by the SEC’s Office of Compliance Inspections and Examinations in its examination programs, where cybersecurity has been prioritized with an emphasis on, among other things, proper configuration of network storage devices, information security governance, and policies and procedures related to retail trading information security.
Although we maintain cybersecurity controls designed to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that we believe are compliant, but the SEC deems otherwise. In addition, many jurisdictions in which we operate have other laws and regulations relating to data privacy, cybersecurity, data transfers, data localization, and protection of personal information. Our use of AI technologies could also subject us to additional cybersecurity risks as well as regulatory scrutiny. See “Risk Related to Our Company— Use of artificial intelligence technology by us could lead to the exposure of our data or other adverse effects and such technology also may lead to more effective threat actors.” Any regulatory investigation into compliance with these laws and regulations would be costly and could lead to significant fines, service interruption, loss of licensure, and other harms to the Company.
In the European Economic Area (“EEA”), the General Data Protection Regulation (“GDPR”) establishes requirements applicable to the processing of personal data, affords data protection rights to individuals, and imposes penalties for violations of each EEA states’ law implementing the GDPR, including those that result in serious data breaches. In addition, Brexit took effect in January 2020, which has led to the UK GDPR and further legislative changes that increase the burden of processing and transferring personal data of EEA and UK residents. To satisfy these requirements, we may also need to make use of alternative data transfer mechanisms such as standard contractual clauses approved by the European Commission, or the SCCs.
Any future updates to data transfer rules may require us to expend significant resources to update our contractual arrangements and to otherwise comply with such obligations. Moreover, data protection authorities may require measures to be put in place in addition to SCCs for transfers to countries outside of the EEA. Our third-party service providers may also be affected by these changes. In addition to other impacts, we may experience additional costs to comply with these changes, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the United States and other non-EEA countries. The UK and EEA are considering or have enacted a variety of other laws and regulations such as the Digital Operational Resilience Act (EEA), Online Safety Act (UK), and the Artificial Intelligence Act
(EEA), all of which could have a material impact on Carlyle and its portfolio companies’ ability to conduct our businesses. We cannot predict how these data protection laws or regulations may develop.
China continues to strengthen its protections of personal information and tighten control over cross-border data transfers with the implementation of the Cybersecurity Law (“CSL”), Data Security Law (the “DSL”), and the Personal
Information Protection Law (the “PIPL”). These laws may affect the business of Carlyle and our portfolio companies in the following ways. First, Carlyle and our portfolio companies may be subject to these laws when conducting business and processing personal information or other data in China. Second, these laws may apply extra-territorially to the processing of personal information and other data originating in China when conducted by Carlyle or our portfolio companies outside of
China. Third, these laws may impose new regulations on cross-border data transfers and transfers to third-party vendors conducted by Carlyle and our portfolio companies. The PIPL imposes several conditions that limit certain cross-border transfer of personal information of Chinese residents, while the DSL restricts transfer of “important data” outside of China. The scope of “important data” remains unclear but may include certain data collected and/or generated by Carlyle and our portfolio companies in China, in which case these restrictions could harm Carlyle and its portfolio companies that rely on the ability to freely transfer data outside China. Finally, Carlyle and our portfolio companies may be contractually bound by certain compliance obligations when dealing with counterparties in China as a result of these laws.
In addition, the National Intelligence Law (“NIL”), coupled with the recently enacted Espionage Act, allows authorities to request organizations like Carlyle and its portfolio companies to provide necessary support, assistance, and cooperation to the Chinese government. The NIL codifies broad police power, including the ability for intelligence officials to enter relevant restricted areas and venues, learn from and question relevant organizations, and collect relevant files, materials, or items, including electronic information.
The costs of compliance with, and other burdens imposed by the PIPL, CSL, DSL, and NIL, along with any other cybersecurity and related laws in China, could have an adverse impact on our business and increase our compliance burden. A determination by the Chinese government that Carlyle or its portfolio companies have violated one of these laws could result in a variety of penalties, including fines of up to 5% of global revenues, warnings, disgorgement, suspension of business activities or licenses, shutting down websites or applications that collect sensitive information, and revocation of business licenses or relevant permits. Certain penalties can also apply to individual staff members responsible for a violation. The lack of clarity and regulatory guidance on some issues adds to the compliance risks. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or comply with Chinese laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability and could damage our reputation and adversely affect our business and the business of our portfolio companies.
Many other foreign countries and governmental bodies in jurisdictions where Carlyle and our portfolio companies conduct business have privacy and data protection laws and regulations that are more restrictive than those in the United States.
For example, the Hong Kong Personal Data (Privacy) Ordinance, the Australian Privacy Act, and the Brazilian Bank Secrecy
Law. Global laws in this area are rapidly increasing in the scope and depth of their requirements, which are often extra-
territorial in nature, and global regulators are seeking to enforce their countries’ laws outside of their borders. In addition, we frequently have added privacy compliance requirements as a result of our contractual obligations with counterparties. These legal and contractual obligations heighten our privacy obligations in the ordinary course of conducting our business in the
United States and internationally.
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
California voters also approved the California Privacy Rights Act (“CPRA”) in November 2020. Effective starting on
January 1, 2023, the CPRA made significant modifications to the CCPA, including by expanding rights with respect to certain sensitive personal information and creating a new state agency for enforcing the CCPA. Unless and until a federal privacy law that preempts state laws is enacted, states will continue to shape the data privacy environment nationally. For example, Virginia enacted the Virginia Consumer Data Protection Act (the “VCDPA”), effective January 1, 2023, Colorado passed the Colorado
Privacy Rights Act (the “CPA”), effective July 1, 2023, Connecticut passed the Connecticut Data Privacy Act (the “CDPA”), effective July 1, 2023, and Utah passed the Utah Consumer Privacy Act (the “UCPA”), effective December 31, 2023. Several other U.S. states enacted privacy laws in 2023 that will take effect in the years to come and many other proposals exist in states across the United States that could increase our potential liability, increase our compliance costs, and affect our ability to process personal information integral to our business. Aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional compliance costs.
Complying with various existing, proposed, or yet to be proposed laws, regulations, amendments to or re-
interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, costs for remediation, and other liabilities.
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

Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business, and creates the potential for significant liabilities and penalties.
Our business is subject to extensive regulation, including periodic examinations, inquiries, and investigations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct examinations, inquiries, investigations, and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other actions, including censure, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against us or our personnel.
Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the costs incurred in responding to such matters could be material and the adverse publicity relating to the investigation, proceeding, or imposition of those sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors or discourage others from doing business with us. Some of our investment funds invest in businesses that operate in highly regulated industries, including in businesses that are regulated by the U.S. Federal Communications Commission and U.S. federal and state banking authorities. The regulatory regimes to which such businesses are subject may, among other things, condition our funds’ ability to invest in those businesses upon the satisfaction of applicable ownership restrictions or qualification requirements. Our failure to obtain or maintain any regulatory approvals necessary for our funds to invest in such industries may disqualify our funds from participating in certain investments or require our funds to divest themselves of certain assets.
In recent years, the SEC and its staff have focused on issues relevant to global investment firms and have formed specialized units devoted to examining such firms and, in certain cases, brought enforcement actions against the firms, their principals, and their employees. We have seen and expect to continue to see a greater level of SEC enforcement activity under the current administration, and while we believe that we have a robust compliance program in place, it is possible this enforcement activity will target practices that we believe are compliant. Recent SEC focus areas have also included the use and compensation of, and disclosure regarding, operating partners or consultants, outside business activities of firm principals and employees and group purchasing arrangements, books and records retention, and general conflicts of interest disclosures. The
SEC is also focused on adherence to practices disclosed in fund offering documents, management of conflicted transactions, management fee calculation, performance advertising, and investment due diligence practices.
It is generally expected that the SEC’s oversight of global investment firms will continue to focus on concerns related to transparency, investor disclosure practices, investment risks and conflicts of interest, fees and expenses, liquidity, valuation of assets, and controls around material non-public information, which could impact Carlyle in various ways. For example, our private equity funds frequently engage operating executives and senior advisors who often work with our investment teams during due diligence, provide board-level governance, and support and advise portfolio company management. Operating executives and senior advisors generally are third parties, are not considered Carlyle employees, and typically are engaged by us pursuant to consulting agreements, and the investors in our private equity funds may bear the cost of the operating executive or senior advisor compensation, as permitted under the relevant fund legal documents. In some cases, an operating executive or senior advisor may be retained by a portfolio company directly and, in such instances, the portfolio company may compensate the operating executive or senior advisor directly (meaning that investors in our private equity funds may indirectly bear the cost of the operating executive’s or senior advisor’s compensation). While we believe we have made appropriate and timely disclosures regarding the engagement and compensation of our operating executives and senior advisors, the SEC staff may disagree.
The SEC has also signaled that it will continue to focus on issues specific to private investment funds, including performance advertising, the inclusion of preferred liquidity and disclosure terms in side letters, transparency of fund fees and expenses, and reporting of information to the SEC on Form ADV and Form PF, including proposed amendments to Form ADV that would require enhanced disclosure regarding cybersecurity incidents and ESG practices and final amendments to Form PF that will introduce “current reporting” requirements for certain events and require enhanced disclosure regarding fund investments and structures. In addition, in February 2024, the SEC and CFTC jointly adopted amendments that expand the information that private fund advisers must report on their Form PF filings. The compliance date for these joint amendments to
Form PF is expected to be in the first half of 2025. Any new rulemaking by the SEC in these areas could have an impact on our business practices and result in additional operational, administrative, and compliance burden and costs and could potentially result in reductions to our revenue, earnings, and cash flow. See “Risks Related to Regulation and Litigation—Financial

regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.” We also regularly are subject to requests for information, inquiries, and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate. In the current regulatory environment, even historical practices that have been previously examined are being revisited. For example, as part of a sweep investigation of financial services and investment advisory firms, in October
2022, we received a request for information from the SEC related to the preservation of certain types of electronic business communications (e.g., text messages and messages on WhatsApp, WeChat, and similar applications). We intend to cooperate fully with the SEC’s inquiry. These additional regulatory requirements will increase our compliance costs and may expose us to liabilities and penalties if we fail to comply with the applicable laws, rules, and regulations.
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
Similarly, in conducting our asset management activities outside the United States, we rely on available exemptions from regulatory regimes of various foreign jurisdictions. These exemptions from regulation within the United States and abroad are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected. Moreover, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements. See Item 1 “Business—Regulatory and Compliance Matters.”
We may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform, including registered product offerings for retail investors. For example, we have several closed-end investment companies in our Global Credit and Global Investment Solutions segments that are subject to the Investment
Company Act and the rules thereunder, which, among other things, impose regulatory restrictions on principal transactions between, and joint transactions among, the investment company and certain of its affiliates, including its investment adviser.
Certain of these investment companies are subject to additional securities law requirements due to their status as a publicly traded issuer, as well as the listing standards of the applicable national securities exchange. Other jurisdictions, particularly in
Europe and the United Kingdom, impose similar (if not greater) regulatory burdens on registered product offerings. We expect to offer more of these registered investment products in the future to U.S. and non-U.S. investors. These additional regulatory requirements will increase our compliance costs and may expose us to liabilities and penalties if we fail to comply with the applicable laws, rules, and regulations.
We are subject to U.S. and foreign anti-corruption, anti-bribery, and anti-money laundering laws, including the U.S.
Foreign Corrupt Practices Act, as amended (“FCPA”), the U.S. domestic bribery statute, and the U.S. Travel Act, and other anti-corruption, anti-bribery, and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit us from authorizing, offering, or providing, directly or indirectly, improper payments or things of value to recipients in the public or private sector. In February 2024, the U.S. Department of the Treasury’s
Financial Crimes Enforcement Network (“FinCEN”) proposed a rule that would require registered investment advisers and exempt reporting advisers (“ERAs”) to, among other measures, adopt an anti-money laundering and countering the financing of terrorism (“AML/CFT”) program and file certain reports with FinCEN. The proposed rule would also delegate authority to the
SEC to examine registered investment advisers’ and ERAs’ compliance with these requirements. If this proposal is adopted, it could impose additional regulatory obligations related to AML/CFT on our investment advisory business. In addition, we are subject to the accounting and internal controls provisions of the FCPA, which require us to maintain accurate books and records and a system of internal controls sufficient to detect and prevent corrupt conduct. We are also subject to U.S. export controls and economic sanctions administered by the U.S. Commerce Department, the Office of Foreign Assets Control (“OFAC”) of
the U.S. Department of the Treasury, and the U.S. Department of State. Such export control laws and regulations and economic sanctions are based on U.S. foreign policy and national security goals, and are enforced against targeted countries, jurisdictions, territories, regimes, entities, organizations, and individuals.
Laws in non-U.S. jurisdictions, including those addressing anti-bribery, anti-corruption, anti-money laundering, economic sanctions, or export control, may impose stricter or more onerous requirements than such laws of the United States, and complying with these foreign laws may disrupt our business or cause us to incur significantly more costs to comply with those laws. For example, in the United Kingdom, we are subject to the UK Proceeds of Crime Act 2002 regarding the prevention of money laundering and the financing of terrorism, as well as the UK Bribery Act 2010 prohibiting private and public sector bribery. Different laws may also contain conflicting provisions, making compliance with all laws more difficult.
We cannot predict the nature, scope, or effect of future regulatory requirements to which we may be subject or the manner in which existing laws might be administered, interpreted, or enforced. Our funds’ portfolio companies’ compliance policies and procedures may not prevent all instances of money laundering or bribery, or other prohibited transactions, including those arising from actions by employees, representatives, or other agents, for which we or they might be held responsible.
These various anti-corruption, anti-money laundering, export control, and sanctions laws and regulations relate to several aspects of our businesses, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as the activities of our funds’ portfolio companies, and require ongoing monitoring of both investors and portfolio assets. U.S. government regulators, including the U.S. Department of Justice, the SEC, and OFAC, have devoted more resources to enforcement of the FCPA and export control and sanctions laws as enforcement has become more of a priority in recent years. Several other countries, including countries where we and our funds’ portfolio companies maintain operations or conduct business, have also significantly expanded their enforcement activities, particularly regarding anti-corruption. Recently, the U.S. government has also used sanctions and export controls to address broader foreign and international economic policy goals. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and other anti-corruption laws, as well as export control and economic sanctions laws, we cannot ensure that none of our employees, representatives, contractors, partners, and agents will take actions in violations of our policies and applicable law, for which we may be ultimately held responsible. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, disbarment, and a general loss of investor confidence, any one of which could have a material adverse effect on our results of operations, financial condition, and cash flow, as well as our reputation.
In addition, the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) expanded the scope of U.S.
sanctions against Iran and Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran, or other individuals and entities targeted by certain sanctions promulgated by OFAC, by the reporting company or any of its affiliates, including in our case some of our portfolio companies, during the period covered by the relevant periodic report. In some cases, the ITRA requires companies to disclose transactions even if they were permissible under U.S. law. In addition, the ITRA imposes an obligation to separately file with the SEC a notice that specified activities have been disclosed in our quarterly and annual reports, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. Disclosure of ITRA-specified activity, even if such activity is legally permissible and not subject to sanctions under applicable law, and any fines or penalties actually imposed on us or our affiliates as a result of any impermissible activities, could harm our reputation and have a negative impact on our business. In the past, we have disclosed pursuant to Section 13 of the Exchange Act, certain permissible dealings and transactions and, to date, we have not received notice of any investigation into such activities.
In January 2022, the U.S. Department of Justice Antitrust Division and the FTC launched a joint public inquiry aimed at strengthening enforcement against illegal mergers, citing evidence that many industries across the economy are becoming more concentrated and less competitive and, in July 2023, the Justice Department and the FTC released a draft update to the merger guidelines, which were finalized in December 2023, that describe and guide the agencies’ review of mergers and acquisitions to determine compliance with federal antitrust laws. In this respect, antitrust regulators in several foreign jurisdictions have announced similar antitrust enforcement initiatives. These initiatives are expected to increase scrutiny of mergers and acquisitions and to result in the adoption of more stringent guidelines for pre-approval of mergers. As a result, the process of obtaining pre-approval from the FTC and other non-U.S. antitrust authorities for mergers and acquisitions undertaken by the investment funds we manage is expected to become more challenging, more time consuming, and more expensive. If certain proposed acquisitions or dispositions of portfolio companies by our managed investment funds are delayed or rejected by antitrust regulators, it could have an adverse impact on our ability to generate future performance revenues and to fully invest the available capital in our funds, as well as reduce opportunities to exit and realize value from our fund investments.
If we fail to comply with this multitude of laws and regulations, even where conflicts of law arise, we could be exposed to claims for damages, civil or criminal penalties, incarceration of our employees, restrictions on our operations
(including disbarment), and other liabilities, especially as non-U.S. regulators increase their enforcement activities, which could materially and adversely affect our business, results of operations, financial condition, cash flow, and our reputation. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable anti-
corruption, sanctions, or export control laws committed by companies in which we or our funds invest or which we or our funds acquire.

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
The Volcker Rule, as amended by the Reform Act, generally prohibits any “banking entity” (broadly defined as any insured depository institution, subject to certain exceptions including for depository institutions that do not have, and are not controlled by a company that has, more than $10 billion in total consolidated assets or significant trading assets and liabilities, any company that controls such an institution, a non-U.S. bank that is treated as a bank holding company for purposes of U.S.
banking law and any affiliate or subsidiary of the foregoing entities) from sponsoring, acquiring, or retaining an ownership interest in a fund that is not subject to the provisions of the 1940 Act in reliance upon either Section 3(c)(1) or Section 3(c)(7)
of the 1940 Act. The Volcker Rule also authorizes the imposition of additional capital requirements and certain other quantitative limits on such activities engaged in by certain nonbank financial companies that have been determined to be systemically important by the Financial Stability Oversight Council (“FSOC”) and subject to supervision by the Federal
Reserve, although such entities are not expressly prohibited from sponsoring or investing in such funds. In July 2019, U.S.
federal regulatory agencies adopted amendments to the Volcker Rule regulations to implement the Volcker Rule amendments included in the Reform Act and, also in 2019, such U.S. federal regulatory agencies adopted certain targeted amendments to the
Volcker Rule regulations to simplify and tailor certain compliance requirements relating to the Volcker Rule. In June 2020,
U.S. federal regulatory agencies adopted additional revisions to the Volcker Rule’s restrictions on banking entities sponsoring and investing in certain covered hedge funds and private equity funds, including by adopting new exemptions allowing banking entities to sponsor and invest without limit in credit funds, venture capital funds, customer facilitation funds, and family wealth management vehicles (the “Covered Fund Amendments”). The Covered Fund Amendments also loosen certain other restrictions on extraterritorial fund activities and direct parallel or co-investments made alongside covered funds. The Covered
Fund Amendments should therefore expand the ability of banking entities to invest in and sponsor private funds. The Covered
Fund Amendments, the Reform Act, and such regulatory developments and various other proposals focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our businesses or otherwise reducing investment opportunities, which could adversely affect us.
In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. The rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives, or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government client. Any failure on our part to comply with the rule could expose us to significant penalties, loss of fees, and reputational damage. In August 2017, FINRA’s “pay to play”
regulations went into effect. These FINRA rules effectively prohibit the receipt of compensation from state or local government agencies for solicitation and distribution activities within two years of a prohibited contribution by a broker-dealer or one of its covered associates. There have also been similar laws, rules, and regulations and/or policies adopted by a number of states and municipal pension plans, which prohibit, restrict, or require disclosure of payments to (and/or certain contracts with) state officials by individuals and entities seeking to do business with state entities, including investment by public retirement funds.
The Dodd-Frank Act also imposes a regulatory structure on the “swaps” market, including requirements for clearing, exchange trading, capital, margin, reporting, and recordkeeping. The CFTC has finalized many rules applicable to swap market participants, including business conduct standards for swap dealers, reporting and recordkeeping, mandatory clearing for certain swaps, exchange trading rules applicable to swaps, initial and variation margin requirements for uncleared swap transactions, and regulatory requirements for cross-border swap activities. These requirements could reduce market liquidity and adversely affect our business, including by reducing our ability to enter swaps.
The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. On May 16, 2016, the SEC and other federal regulatory agencies proposed a rule that would apply requirements on incentive-based compensation arrangements of “covered financial institutions,” including certain registered investment advisers and broker-dealers above a specific asset threshold. This rule, if adopted, could limit our ability to recruit and retain investment professionals and senior management executives. However, the proposed rule remains pending and may be subject to significant modifications. In addition, as directed under the Dodd-Frank Act, on October 26,
2022, the SEC adopted final rules under which companies listed on the NYSE and Nasdaq are required to adopt “clawback”
policies that mandate recovery by companies of certain incentive-based compensation awarded to current and former executives in the event of an accounting restatement.
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act became law, which modified automatic additional regulatory compliance issues for financial entities that were deemed “Systemically Important Financial
Institutions” (SIFI) from $50 billion AUM to $250 billion AUM. There is risk that future legislation could revert such designation back to $50 billion and expand its application to include private equity asset management firms.
Following the 2020 presidential and congressional elections in the United States, there has been an increased risk of legislative and regulatory action that could adversely limit and affect our and our funds’ portfolio companies’ business. For example, proposed legislation that was introduced into the U.S. Congress in July 2019 was reintroduced in October 2021, containing a number of provisions that would adversely impact alternative asset management firms. Among other things, the bill proposed to: (1) subject private funds and certain holders of economic interests therein to joint and several liability for all liabilities of portfolio companies; (2) require private funds to offer identical terms and benefits to all limited partners; (3)
require disclosure of names of each limited partner invested in a private fund, as well as sensitive fund and portfolio company-
level information; (4) impose a limitation on the deductibility of interest expense only applicable to companies owned by private funds; (5) modify settled bankruptcy law to target transactions by private equity funds; (6) increase tax rates on carried interest; and (7) prohibit portfolio companies from paying dividends or repurchasing their shares or outsourcing jobs at portfolio companies during the first two years following the acquisition of the portfolio company. In addition, in August 2021, legislation was introduced in the Senate that would require holders of carried interest to recognize a specified amount of deemed compensation income each year regardless of whether the investment partnership recognizes income or gain and regardless of whether and when the holders receive distributions in respect of their carried interests. If similar legislation were to become law, it could negatively impact us, our funds’ portfolio companies, and our investors.
The SEC’s amended rule for investment adviser marketing became effective in November 2022. The rule increases regulatory obligations and potential scrutiny and imposes more prescriptive requirements on investment advisers’ marketing activities, including but not limited to prohibitions on advertisements that are misleading or contain material statements that an investment adviser cannot substantiate as well as requirements for performance advertising and the use of testimonials, endorsements, and placement agent arrangements. The rule impacts the marketing of certain of our funds and other investment advisory functions. Compliance with the new rule entails compliance and operational costs. The SEC has also already instituted and settled multiple actions against investment advisers for violating the marketing rule, and publications by the SEC staff have indicated that it will remain focused on investment advisers’ ongoing compliance with the marketing rule.
Future legislation, regulation or guidance may have an adverse effect on the fund industry generally and/or us specifically. Financial services regulation, including regulations applicable to our business, has increased significantly in recent years, and may in the future be subject to further enhanced governmental scrutiny and/or increased regulation, including resulting from changes in U.S. executive administration or Congressional leadership. The SEC has adopted certain rules and proposed multiple other rules that will impact the business operations and compliance obligations of Carlyle’s investment advisers and funds:
•In August 2023, the SEC adopted new rules and amendments to existing rules under the Advisers Act (collectively, the
“Private Fund Adviser Rules”) specifically related to investment advisers and their activities with respect to private funds they advise. In particular, the Private Fund Adviser Rules require registered investment advisers to: prepare and distribute to private fund investors quarterly statements containing detailed information about compensation, fees and expenses, portfolio investments, capital inflows and outflows, and performance, among other things; obtain an annual audit for the private funds that they manage; and require registered advisers to obtain a fairness or valuation opinion and make certain disclosures in connection with adviser-led secondary transactions. In addition, the Private Fund
Adviser Rules restrict all investment advisers from engaging in the following practices unless they satisfy certain disclosure, and in some cases consent, requirements: charging private fund clients for fees and expenses associated with regulatory and investigation-related expenses, charging non-pro rata fee and expense allocations, reducing the amount of any clawback of advisory fees by actual, potential or hypothetical taxes, and borrowing money from a private fund client. The Private Fund Adviser Rules also prohibit investment advisers from providing preferential treatment to investors with regard to liquidity and information rights unless they meet specified conditions, and require advisers to make certain disclosures to private fund investors with regard to preferential treatment provided to investors in that fund. The compliance dates for the Private Fund Adviser Rules are in September 2024 or March 2025.
Although there is a pending legal challenge to the Private Fund Adviser Rules, it is uncertain whether such legal challenge will succeed. While the full extent of the Private Funds Adviser Rules’ impact cannot yet be determined, it is generally anticipated that they will have a significant effect on private fund advisers and their operations, including by increasing regulatory and compliance costs and burdens and heightening the risk of regulatory action. It is expected that the private funds advised by Carlyle will bear (either directly or indirectly) certain regulatory and compliance costs relating to the Private Fund Adviser Rules. The Private Fund Adviser Rules could also divert time, attention, and resources of Carlyle’s investment advisers and its personnel away from managing the Fund’s investment activities and overseeing its portfolio companies. For these reasons, the Private Fund Adviser Rules could have a material negative impact on the operations and financial performance of Carlyle’s investment adviser entities and the private funds that they manage.
In addition, the SEC amended the books and records and compliance rules under the Advisers Act to require, respectively, registered investment advisers to private funds to retain certain records evidencing their compliance with the Private Fund Adviser Rules and all registered investment advisers to document their annual compliance review.
•In May 2023, the SEC adopted changes to Form PF, a confidential form relating to reporting by private funds and intended to be used by the Financial Stability Oversight Counsel (“FSOC”) for systemic risk oversight purposes. This amendment expands existing reporting obligations by requiring large hedge fund advisers to make a filing within 72 hours of certain current reporting events including extraordinary investment losses and certain events related to margin and redemptions, private equity fund advisers to make quarterly filings of adviser-led secondaries and removal of the fund’s general partner, and large private equity fund advisers to provide additional information regarding general partner clawbacks and fund strategy and borrowing in their annual Form PF filings. The compliance date for certain of these expanded Form PF reporting requirements was in December 2023 and the compliance date for the other requirements is June 2024. In addition, in February 2024, the SEC and CFTC jointly adopted amendments that expand the information that private fund advisers must report on their Form PF filings. The compliance date for these joint amendments to Form PF is expected to be in the first half of 2025.
•In July 2023, the SEC adopted new and amended rules that require public companies such as Carlyle to describe their processes for assessing and managing material risks from cybersecurity threats, inform boards of directors regarding these processes, and promptly disclose any material cybersecurity incident through a Form 8-K filing. The compliance dates for these rules were December 2023. In addition, in February 2022, the SEC proposed rules regarding registered investment advisers’ and funds’ cybersecurity risk management, which would require them to adopt and implement cybersecurity policies and procedures, enhance disclosures concerning cybersecurity incidents and risks in regulatory filings, and investment advisers to promptly report certain cybersecurity incidents to the SEC. Moreover, in March
2023, the SEC proposed changes to Regulation S-P, its financial privacy rules, which would require, among other things, that investment companies, broker-dealers, and SEC-registered investment advisers notify affected individuals of a breach involving their personal financial information within 30 days of becoming aware that it occurred. This adopted rule, and either or both of these proposals, could increase our compliance costs and potential regulatory liability related to cybersecurity. See “Risks Related to Regulation and Litigation— Laws and regulations relating to privacy, data protection, data transfers, data localization, and data security worldwide may limit the use and adoption of our services and adversely affect our business.”
•In February 2023, the SEC proposed extensive amendments to the custody rule for SEC-registered investment advisers. If adopted, the amendments would require, among other things, the adviser to: obtain certain contractual terms from each advisory client’s qualified custodian; document that privately-offered securities cannot be maintained by a qualified custodian; and promptly obtain verification from an independent public accountant of any purchase, sale, or transfer of privately-offered securities. The amendments also would apply to all assets of a client, including real estate, contracts, and other assets that generally are not considered securities under the federal securities laws. If adopted, these amendments could expose our registered investment advisers to additional regulatory liability, increase compliance costs, and impose limitations on our investing activities.
•In 2023, the SEC adopted new or amended rules that accelerate the filing deadlines for companies to make filings of beneficial ownership and expand the scope of instances where such a filing is required, require certain asset managers to file with the SEC on a monthly basis certain data related to their short sales activity, and require annual reporting of how they voted on say-on-pay proxy matters. The adoption of these rules is expected to require us to devote additional resources to fulfilling these reporting obligations and may result in additional regulatory attention focused on such activities. In October 2022, the SEC proposed a new rule and related amendments that would impose substantial obligations on registered investment advisers to conduct initial due diligence and ongoing monitoring of a broad universe of service providers that we may use in our investment advisory business. If these proposed rules take effect,

they could increase limitations on our ability to use service providers in connection with our investment advisory business, impose additional costs and burdens on our use and monitoring of service providers, and subject us to heightened regulatory scrutiny.
•In July 2023, the SEC proposed new predictive data analytics rules, which would require registered investment advisers (and broker-dealers) to eliminate or neutralize (rather than disclose and mitigate) certain conflicts of interest posed by covered technologies including artificial intelligence and machine-learning, with respect to their interactions with clients and investors in pooled investment vehicles. If adopted, this rule could expose Carlyle to additional regulatory uncertainty, liability, and increased compliance and other costs. In order to limit their potential liability under this rule, our investment adviser entities could choose to change or discontinue some of their activities, or refrain from engaging in activities related to such technologies, which could be detrimental to the funds, their investors, and their financial performance. See “Risks Related to Our Company— Use of artificial intelligence technology by us could lead to the exposure of our data or other adverse effects and such technology also may lead to more effective threat actors.”
•The SEC has also adopted or proposed numerous new and amended rules that would apply to market participants that we regularly interact with as counterparties or to our other business activities, including broker-dealers’ execution of trades and clearance and settlement of trades. These rules could affect our business by making it more costly financially or burdensome for us to engage in certain business transactions. In addition, an amended SEC rule and subsequent guidance would, beginning in January 2025, prohibit broker dealers from providing price quotations for certain private debt security offerings unless information about the issuer of these securities is current and publicly available. This rule could affect our ability to trade in certain private debt securities.
•In September 2023, the SEC adopted amendments to its fund names rule to require that funds subject to the Investment
Company Act of 1940 whose names suggest that its investments incorporate one or more ESG factors must adopt a policy to invest at least 80% of their assets consistently with this policy. The compliance date for this amendment to the names rule is December 2025.
Between September 2022 and February 2024, the SEC announced charges against approximately 40 broker-dealers and/or investment advisory firms for widespread and longstanding failures by the firms and their employees to maintain and preserve electronic communications. The firms admitted the facts set forth in their respective SEC orders, acknowledged that their conduct violated recordkeeping provisions of the federal securities laws, agreed to pay combined penalties of approximately $1.3 billion, and agreed to implement improvements to their compliance policies and procedures to settle these matters. As part of a sweep investigation of financial services and investment advisory firms, in October 2022, we received a request for information from the SEC related to the preservation of certain types of electronic business communications (e.g., text messages and messages on WhatsApp, WeChat, and similar applications). We intend to cooperate fully with the SEC’s inquiry.
It is difficult to determine the full extent of the impact on us of any new laws, regulations, or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, impact our ability to generate revenue, require the attention of our senior management, or result in limitations on the manner in which we conduct our business.
Moreover, we anticipate there may be an increase in regulatory investigations of the trading and other investment activities of private funds, including our investment funds. Compliance with any new laws or regulations (including recent heightened SEC scrutiny regarding adviser compliance with advisers’ own internal policies) could make compliance more difficult and expensive, affect the manner in which we conduct our business, and adversely affect our profitability.
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
Managers of certain pooled investment vehicles with exposure to certain types of derivatives may be required to register with the CFTC as commodity pool operators (“CPOs”) and/or commodity trading advisors (“CTAs”) and become members of the National Futures Association (the “NFA”). As such, certain of our or our subsidiaries’ risk management or other commodities interest-related activities may be subject to CFTC oversight. Consequently, certain CFTC rules expose global investment firms, such as us, to increased registration and reporting requirements in connection with transactions in futures, swaps, and other derivatives regulated by the CFTC. These regulations have required us to reassess certain business practices related to our pooled vehicles, consider registration of certain entities with the CFTC, or file for additional exemptions from such registration requirements. In addition, as a result of their derivatives-related activities, certain of our entities may be subject to a wide range of other regulatory requirements, such as:
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
The short-term and long-term impact of the Basel capital standards remains uncertain.
In June 2011, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations and certain other types of financial institutions. The Basel III standards were revised in 2017 as part of a package of reforms referred to as “Basel IV”(or more recently “Basel III Endgame”) by the banking industry. These standards generally require banks to hold more capital, predominantly in the form of common equity, than under the previous capital framework, reduce leverage, and improve liquidity standards. U.S. federal banking regulators, including the Federal
Reserve, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation, have adopted, and continue to adopt, final regulations to implement these standards for U.S. banking organizations.
The ongoing adoption of these rules could restrict the ability of banks to maintain certain levels or types of capital market exposures under the present structure of their balance sheets, and cause these entities to raise additional capital in order to stay active in our marketplaces. As a result, their businesses, results of operations, financial condition, or prospects could be materially adversely affected, which in turn could have unintended adverse consequences for us, through higher borrowing costs, reduced access to certain types of credit, and increased costs and difficulty for us or our funds to enter into transactions in the normal course of our business. Moreover, these increased regulatory responsibilities and increased costs could reduce trading by a number of market participants, which could in turn adversely impact liquidity and increase volatility in the markets and expose our funds to greater risks in connection with their trading activities.
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
Prudential regimes for EU and UK investment firms. From June 26, 2021, the Investment Firm Regulation and the
Investment Firm Directive (together, “IFR/IFD”) replaced the prudential framework that applied previously to EU investment firms. IFR/IFD represents a complete overhaul of “prudential” regulation (i.e., capital adequacy, liquidity adequacy, governance, remuneration policies and practices, public transparency and regulatory reporting) in the EU and substantially increases regulatory capital requirements for certain investment firms and imposes more onerous remuneration rules, and revised and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements

(among other things). IFR/IFD affects AlpInvest, one of our subsidiaries, because it is an alternative investment fund manager in the Netherlands with MiFID top-up permissions to provide investment services. It is possible that in the future, CIM Europe may also have to comply with IFR/IFD in relation to its MiFID top-up permissions; however, Luxembourg does not currently apply the regime to AIFMs with MiFID top-ups.
The UK has implemented its own version of IFR/IFD, the Investment Firms Prudential Regime (the “IFPR”), which took effect from January 1, 2021. The IFPR applies to our subsidiaries that are UK investment firms under the post-Brexit UK-
retained Markets in Financial Instruments Directive (as restated, “MiFID II”), namely CECP, CELF and subject to FCA approval, AlpInvest Partners LLP. Under the IFPR, among other requirements, both CECP and CELF, and subject to FCA approval, AlpInvest Partners LLP, are required to maintain a more onerous policy on remuneration, set an appropriate ratio between the variable and fixed components of total remuneration and meet requirements on the structure of variable remuneration. These requirements may make it more difficult for us to attract and retain staff in certain circumstances. IFPR also resulted in increased regulatory capital and liquidity adequacy requirements for CECP, in particular, which may continue to increase the costs of doing business and may impede intra-group capital and cash flows.
AIFMD. The AIFMD was implemented in most jurisdictions in the EEA, on July 22, 2014. The AIFMD regulates alternative investment fund managers (“AIFMs”) established in the EEA that manage alternative investment funds (“AIFs”).
The AIFMD also regulates and imposes regulatory obligations in respect of the marketing in the EEA by AIFMs (whether established in the EEA or elsewhere) of AIFs (whether established in the EEA or elsewhere). The UK implemented AIFMD while it was still a member of the EU and “onshored” it as part of UK law, such that similar requirements continue to apply in the UK notwithstanding Brexit. Abingworth is authorized in the UK as an AIFM by the FCA. AlpInvest, one of our
subsidiaries, obtained authorization in 2015 and is licensed as an AIFM in the Netherlands. Moreover, in 2017, one of our
subsidiaries, Carlyle Real Estate SGR S.p.A, was registered as an AIFM in Italy and in 2018, one of our subsidiaries, CIM
Europe, obtained authorization as an AIFM in Luxembourg.
On November 10, 2023, the European Commission published a near-final directive amending the AIFMD, commonly referred to as “AIFMD II.” Assuming AIFMD II is adopted promptly and published in the Official Journal without delay in
2024, most of the changes will come into effect in 2026, subject to some grandfathering periods for certain requirements.
AIFMD II imposes a number of amendments to the AIFMD, including more onerous delegation requirements, enhanced substance requirements, additional liquidity management provisions for AIFMs to the extent that they manage open-ended
AIFs, and revised regulatory reporting and investor disclosures requirements. It also imposes significant new requirements relating to the activities of funds that originate loans (which may affect a number of our funds), including new restrictions on the structure that such funds may take and leverage limits for funds with material loan origination activities.
In addition, AIFMD II introduces new conditions for non-EEA AIFMs, such as certain of our U.S. affiliates, to be able to make use of the national private placement regimes of EEA states, including a condition that the jurisdiction of neither of the
AIFM and AIF have been identified as non-cooperative third countries for tax purposes nor deemed by the EU not to comply fully with the standards laid down in Article 26 of the OECD Model Tax Convention on Income and on Capital and thereby to ensure an effective exchange of information in tax matters. This gives rise to a risk that certain of our AIFs may not be able to take advantage of such regimes to raise capital from EEA investors, potentially with little notice.
Given the significance of AIFMD II as well as its potential impact on the European fund industry framework, we continue to consider its potential impact on our business, particularly with regard to our funds that engage in loan origination, delegation of certain AIFM duties to third-countries that may affect both operating models of CIM Europe and AlpInvest, any extension of the directive to third country firms, and a push towards harmonization of the Collective Investment in Transferable
Securities (“UCITS”) and AIFMD frameworks. AIFMD II has the potential to limit market access for our non-EU funds.
Moreover, compliance with AIFMD II may, among other things, increase the cost and complexity of raising capital, may slow the pace of fundraising, limit operations, increase operational costs, and disadvantage our investment funds as bidders for and potential owners of private companies located in the EEA when compared to non-AIF/AIFM competitors.
CBDF Directive and CBDF Regulation. In August 2021, two main legislative instruments, Directive (EU) 2019/1160
(the “CBDF Directive”) and Regulation (EU) 2019/1156 (the “CBDF Regulation”), came into effect. The CBDF Regulation and CBDF Directive lay out, among other things, general principles to be adhered to by fund managers when drafting pre-
marketing and marketing communications. The legislative instruments also harmonize the pre-marketing requirements across the EEA by requiring EU AIFMs to notify their local regulator of their intention to pre-market in certain EEA jurisdictions within two weeks of pre-marketing having begun. CIM Europe and AlpInvest began to file such pre-marketing notifications with the CSSF for any new fund and we are working to incorporate the relevant requirements under the CBDF Directive and
CBDF Regulation into the firm’s global marketing policy.

Solvency II. The European solvency framework and prudential regime for insurers and reinsurers, under the Solvency
II Directive 2009/138/EC (“Solvency II”), took effect in full on January 1, 2016. Solvency II is a regulatory regime that imposes economic risk-based solvency requirements across all EU member states and consists of three pillars: Pillar I, quantitative capital requirements, based on a valuation of the entire balance sheet; Pillar II, qualitative regulatory review, which includes governance, internal controls, enterprise risk management, and supervisory review process; and Pillar III, market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Solvency II is supplemented by European Commission Delegated Regulation (E.U.) 2015/35 (the “Delegated Regulation”), other European
Commission “delegated acts” and binding technical standards, and guidelines issued by the European Insurance and
Occupational Pensions Authority. The Delegated Regulation sets out detailed requirements for individual insurance and reinsurance undertakings, as well as for groups, based on the overarching provisions of Solvency II, which together make up the core of the single prudential rulebook for insurance and reinsurance undertakings in the European Union.
Solvency II sets out stronger capital adequacy and risk management requirements for European insurers and reinsurers and, in particular, dictates how much capital such firms must hold against their liabilities and introduces a risk-based assessment of those liabilities. In addition, Solvency II imposes, among other things, substantially greater quantitative and qualitative capital requirements for insurers and reinsurers as well as other supervisory and disclosure requirements. While we are not subject to Solvency II, many of our European insurer or reinsurer fund investors are subject to this directive, as applied under applicable domestic law. Solvency II also may impact insurers’ and reinsurers’ investment decisions and their asset allocations. Moreover, insurers and reinsurers will be subject to more onerous data collation and reporting requirements. As a result, there is potential for Solvency II to have an adverse indirect effect on our businesses by, among other things, restricting the ability of European insurers and reinsurers to invest in our funds and imposing on us extensive disclosure and reporting obligations for those insurers and reinsurers that do invest in our funds. A broad review of Solvency II was carried out by the
European Commission in 2020 (the “Solvency II 2020 review”), with input from the European Insurance and Occupational
Pensions Authority (“EIOPA”). This included a related public consultation launched by the European Commission in July
2020. On December 17, 2020, EIOPA submitted its opinion on the Solvency II 2020 review to the European Commission. The
Solvency II 2020 review is expected to result in amendments to various aspects of Solvency II, although the extent of such amendments is currently unknown. Following this, on September 22, 2021, the European Commission published proposed legislation to amend the Solvency II Directive. The proposals are subject to the EU ordinary legislative process and are still being considered by the European Parliament and the European Council, with the implementation date of the revised Solvency
II Directive currently unknown. It is unclear at this stage the extent to which the proposed amendments to Solvency II will have an indirect effect on our businesses.
Post-Brexit, Solvency II was onshored in the UK. In November 2022, His Majesty’s Treasury (“HM Treasury”) issued its response to its consultation on a review of Solvency II, outlining the areas of reform that would be delivered through changes to the UK Prudential Regulation Authority’s (“PRA”) rules and legislation. Two consultation papers have since followed, the first published on June 29, 2023, and the second on September 28, 2023. The first consultation paper focused on simplifying the existing framework with the intent of reducing the administrative and reporting requirements (and in turn, costs)
for UK insurance firms. The second consultation paper included proposals to reform insurers’ matching adjustment mechanism, with the intention of widening the categories of assets that insurers can hold in their portfolios. The intended implementation date for the majority of the changes proposed in the consultation papers is December 31, 2024, with the reforms to the matching adjustment reforms taking effect from June 30, 2024. It is unclear at this stage the extent to which the proposed amendments to the UK’s version of Solvency II will have an indirect effect on our businesses.
MiFID II. The recast Markets in Financial Instruments Directive and Markets in Financial Instruments Regulation
(collectively referred to as “MiFID II”) came into effect on January 3, 2018. Although the UK has now withdrawn from the EU, its rules implementing the recast Markets in Financial Instruments Directive continue to have effect and the Markets in
Financial Instruments Regulation has been onshored into UK law (subject to certain amendments to ensure it operates properly in a UK-specific context) in connection with such withdrawal. MiFID II amended the existing MiFID regime and, among other requirements, introduced new organizational and conduct of business requirements for investment firms in the EEA. Certain requirements of MiFID II also apply to AIFMs with a MiFID “top-up” permission, such as AlpInvest.
MiFID II extended MiFID requirements in a number of areas such as the receipt and payment of inducements
(including investment research), suitability and appropriateness assessments, conflicts of interest, record-keeping, costs and charges disclosures, best execution, product design and governance, and transaction and trade reporting. Under MiFID II, national competent authorities are also required to establish position limits in relation to the maximum size of positions that a relevant person can hold in certain commodity derivatives. The limits apply to contracts traded on trading venues and their economically equivalent OTC contracts. The position limits established, as amended from time to time, and our ability to rely on any exemption thereunder may affect the size and types of investments we may make. Failure to comply with MiFID II and its associated legislative acts could result in sanctions from national regulators, the loss of market access, and a number of other adverse consequences that would have a detrimental impact on our business. Certain aspects of MIFID II and Markets in
Financial Instruments Regulations (“MiFIR”) are subject to review and change in both the EU and the UK.
Swiss Marketing Regulations. The Swiss Financial Services Act (FinSA) and the Financial Institution Act (FinIA)
came into force on January 1, 2020, with a transition period that ended on December 31, 2021. FinSA seeks to protect clients of financial service providers and to establish comparable conditions for the provision of financial services by financial service providers (FSP), and thus contributes to enhancing the reputation and competitiveness of Switzerland’s financial center. FinIA introduces coordinated supervision for the various categories of financial institutions: portfolio managers, trustees, managers of collective assets, fund management companies, and securities firms. The new Swiss regulations have an impact on the offering and marketing foreign investment fund shares into Switzerland on a cross-border basis and creates new requirements for financial service providers.
Anti-Money Laundering. During 2020, two new EU Anti-Money Laundering (AML) Directives came into force: the fifth AML EU Directive (AMLD5) and the sixth AML EU Directive (AMLD6). AMLD5 was implemented into UK law on
January 10, 2020. The changes under AMLD5 include new more stringent customer due diligence measures and requirements to report discrepancies between information held and the Companies House register and to conduct risk assessments prior to the launch or use of new products and business practices. AMLD5 has added complexity to our internal processes and any perceived shortcomings in our adoption of AMLD5 could create reputational risks to our business. AMLD6 harmonizes the definition of money laundering across the EU, expands the number of offenses that fall under the definition of money laundering and extends criminal liability to include punishments for legal persons, including partnership entities. On July 20,
2021, the European Commission presented an ambitious package of legislative proposals to strengthen the EU’s anti-money laundering and countering the financing of terrorism (AML/CFT) rules, including the creation of a new pan-EU supervisory authority to combat money laundering. The UK government opted out of AMLD6. However, the HM Treasury launched a consultation on reforming the UK’s AML/CFT regime in June 2023 and is expected to propose some amendments to the existing regime.
Securitization Regulation. Regulation (EU) 2017/2402 (the “Securitization Regulation”) is a framework for European securitizations, which came into effect on January 1, 2019. There is a risk that a non-EU AIFM that markets funds in the EU that invest in securitization positions could be within scope of certain requirements under the Securitization Regulation. To the extent a non-EU AIFM is within the scope of the Securitization Regulation, it could only hold a securitization exposure where the originator, sponsor, or original lender retains 5% of the securitization. If our non-EU AIFMs fall within the scope of the
Securitization Regulation, it could affect the asset values of certain of our funds, force divestment of certain assets at depressed prices, and increase the operating cost of our CLOs. The UK has adopted the Securitization Regulation notwithstanding Brexit.
However, the UK intends to repeal its current implementation and diverge from the EU’s Securitization Regulation. It has published draft legislation (the “Securitisation Regulations 2023”) as part of a policy statement identifying several areas for revision in the United Kingdom. The Securitisation Regulations 2023 are still under review and so the final rules remain unclear, and we continue to monitor industry practice and its implementation.
ESG and Sustainable Finance Regulation. New regulatory initiatives related to ESG and sustainable finance that are or will be applicable to us, our funds, and their portfolio companies could adversely affect our business. In 2018, the European
Commission adopted an “action plan on financing sustainable growth” (the “Action Plan”). The Action Plan is, among other things, designed to define and reorient investment towards more sustainable economic activities. The Action Plan contemplates, among other things, creating an EU green bond standard and establishing EU labels for green financial products, clarifying asset managers’ and institutional investors’ duties regarding sustainability in their investment decision-making processes, increasing disclosure requirements in the financial services sector around sustainability, increasing the transparency of companies on their ESG policies and related processes and management systems, and introducing a “green supporting factor” in the EU prudential rules for banks and insurance companies to incorporate climate risks and other environmental factors into banks’ and insurance companies’ risk management policies.
On June 22, 2020, the Official Journal of the European Union published a classification system that establishes a list of environmentally sustainable economic activities and sets out four overarching conditions that an economic activity has to meet in order to qualify as environmentally sustainable (Regulation (EU) 2020/852 of the European Parliament and of the Council of
18 June 2020 on the establishment of a framework to facilitate sustainable investment, and amending Regulation (EU)
2019/2088, “Taxonomy Regulation”). The Taxonomy Regulation, among other things, introduced mandatory disclosure and reporting requirements and supplements the framework set out in the Sustainable Financial Disclosure Regulation (Regulation
(EU) 2019/2088 of the European Parliament and of the Council of 27 November 2019 on sustainability‐related disclosures in the financial services sector, “SFDR”), which requires certain disclosures in relation to whether and, if so, how sustainability risks and negative impacts on environmental and social factors are taken into account in the investment process and the likely impacts of sustainability risks on the returns of the financial products. Financial products that have as their objective
“sustainable investment” or that promote binding environmental or social characteristics are required to disclose that objective or those characteristics in pre-contractual disclosures required pursuant to the AIFMD and report on an ongoing basis their performance in achieving that objective or those characteristics in periodic reports produced pursuant to the AIFMD. In addition, if a financial product does not promote environmental or social characteristics or does not have as its objective
“sustainable investment,” the information to be disclosed in accordance with applicable sectoral legislation must also be followed by a statement indicating that the financial product does not take into account EU criteria for environmentally sustainable economic activities. The disclosure requirements in the SFDR are supplemented by Commission Delegated
Regulation (EU) 2022/1288 of 6 April 2022, which requires enhanced disclosures in pre-contractual documents, on websites and in periodic reports. The European Supervisory Authorities published a proposal on December 4, 2023, which amends certain of the disclosure requirements under SFDR.
In September 2023, the European Commission launched a consultation on SFDR in the form of a questionnaire, the product of which, including the amended rules, are commonly referred to as “SFDR II.” Compliance with any new requirements under SFDR II may lead to increased management burdens and costs. The consultation did not contain much by way of policy suggestions or draft amendments and, although the scope of questions gave some indication of the Commission’s thinking on reform, we cannot guarantee that our current approach to compliance will meet future regulatory requirements, reporting frameworks, or best practices, which could increase the risk of related enforcement actions.
For us, this primarily impacts our AIFMs and the funds they manage by requiring certain firm-level disclosures on our website relating to how sustainability risks are integrated into investment processes, consideration of adverse impacts of investment decisions on sustainability factors, and transparency of remuneration policies on the integration of sustainability risk, as well as inclusion of certain information in pre-contractual and periodic disclosures required pursuant to the AIFMD. We have been working with external counsel to prepare such disclosures and to ensure that relevant internal teams understand the investor relations and other implications of product categorization and reporting. In respect of public website disclosure requirements for private funds, we intend to continue to comply with and monitor EU public transparency requirements while also complying with securities offering laws, such as the Securities Act.
Commission Delegated Regulation (EU) 2021/1255 amends Delegated Regulation (EU) 231/2013 to require that sustainability risks are integrated into the investment decision-making, risk management, and compliance functions and processes of EU AIFMs. These requirements became effective and have applied to us since August 2022. Commission
Delegated Regulation (EU) 2021/1253, amending Regulation (EU) 2017/565, requires, among other things, certain firms to carry out a mandatory assessment of the sustainability preferences of clients, integrate sustainability into risk management policies, and consider sustainability factors in the product approval and governance process, which also became effective and have applied to us since August 2022.
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
In this respect, sustainable finance initiatives continue to evolve rapidly, and it is not possible at this stage to fully assess how our business will be affected with certainty. We are monitoring developments in relation to EU sustainable finance as well as corporate sustainability reporting and proposals for laws requiring due diligence of supply chains. Guidance from EU policymakers and financial supervisors changes frequently. We, our funds, and their portfolio companies are subject to a risk that similar measures might be introduced in other jurisdictions in which we or they currently have investments or plan to invest in the future.
Moreover, on January 5, 2023, the Corporate Sustainability Reporting Directive (“CSRD”) came into force. Broadly,
CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks, and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). CSRD will require a much broader range of companies to produce detailed and prescriptive reports on sustainability-related matters within their financial statements, including large
EU companies (including EU subsidiaries of non-EU parent companies), EU and non-EU-companies (including small and midsize enterprises) with listed securities on EU-regulated markets (except micro-undertakings), and non-EU companies with significant turnover and a legal presence on EU markets.

The reporting requirements will be phased in from 2024, with the first reports including audited information on sustainability-related matters being published in 2025 to cover the 2024 fiscal year. There is still uncertainty around the specific requirements of CSRD reporting as the sector-specific reporting standards under CSRD are still due to be published within delegated acts and only the draft standards are currently available. There can be no assurance that adverse developments with respect to such risks will not adversely affect assets held by our funds in certain countries or the returns from these assets.
The FCA introduced a regulatory framework that focused on implementing the recommendations of the Financial
Stability Board Taskforce on Climate-related Financial Disclosures (“TCFD”), in particular, by introducing mandatory TCFD-
aligned disclosure requirements for certain FCA authorized firms. These rules are set out in the ESG Sourcebook in the
Business Standards section of the FCA Handbook of Rules and Guidance (“ESG Sourcebook”). The rules capture certain asset managers including, so far as relevant, certain private fund advisors such as CECP and investment portfolio managers such as
CELF, as well as insurers and FCA-regulated pension providers. There is a phased approach to the implementation of these rules. For the largest in-scope firms (those with over £50 billion in AUM calculated as a 3-year rolling average), the rules applied beginning January 1, 2022, with the first public disclosures to be made by June 30, 2023. For those below this threshold but above £5 billion in AUM (calculated as a 3-year rolling average), the rules applied beginning January 1, 2023, with disclosures to be made by June 30, 2024.
On November 28, 2023, the UK FCA published rules and guidance for sustainability disclosure requirements (“SDR”)
and sustainability labels for investment products (“PS23/16”), which specifies, among other requirements, an anti-greenwashing rule and sustainability-related disclosure requirements in respect of certain financial products and firms. The new rules have been added to the ESG Sourcebook and focus on UK managers and UK-managed funds and do not cover overseas managers or products marketed in the UK. However, the FCA has indicated that it intends to undertake a further consultation on expanding the scope of these requirements potentially to cover portfolio managers (particularly discretionary wealth management services, although the scope of the extension is unclear and could be much broader), overseas products, and pension products, which could capture more substantively our UK advisors and non-UK entities in future. The only rule under SDR that applies to all
FCA-regulated firms is the new anti-greenwashing rule, which applies when communicating with or approving financial promotions directed at UK clients from May 31, 2024. This regime diverges from other international sustainability-related disclosure regimes, including the EU SFDR and the SEC proposals. We are monitoring these developments, particularly how they may impact our businesses. Additional regulatory costs may be incurred if following an extension, SDR materially applies to our UK authorized entities and/or funds in future. Such new rules may also have an impact on our fund investment strategies and financial returns, as a result.
In March 2021, the SEC announced the establishment of an enforcement task force to examine ESG practices and disclosures by public companies and investment managers. In 2022, the SEC commenced enforcement actions against at least two investment advisers relating to ESG disclosures and policies and procedures failures, and we expect that there will be a greater level of enforcement activity in this area in the future. In addition, in May 2022, the SEC announced two rule proposals that would result in more stringent regulations of ESG funds and ESG-related claims: (i) the proposed rule on “Enhanced
Disclosures by Certain Investment Advisers and Investment Companies about Environmental, Social, and Governance
Investment Practices” (the “ESG Funds Reporting Rule”) and (ii) the proposed rule on “Investment Company Names,” which would amend Rule 35d-1 (the “Names Rule”) under the 1940 Act. These proposals would prevent registered funds other than
ESG-focused funds (as defined in the SEC’s enhanced disclosure proposal) from using ESG terminology such as “green,”
“sustainable,” or “ESG-focused” in their names and require funds that integrate ESG factors into their investment strategies to provide enhanced disclosures regarding ESG strategies, how ESG (including greenhouse gas emissions) is integrated into investment decision-making, and how funds engage with portfolio companies on ESG matters. Under the ESG Funds Reporting
Rule, funds that make ESG factors a significant or primary consideration in investment decisions would be required, subject to certain exceptions, to report on portfolio company greenhouse gas emissions, including carbon footprint and weighted average carbon intensity. In September 2023, the SEC adopted amendments to the Names Rule to require that funds which are subject to the Investment Company Act of 1940 whose names suggest that its investments incorporate one or more ESG factors must adopt a policy to invest at least 80% of their assets consistently with this policy. The compliance date for this amendment to the
Names Rule is December 2025.
In 2022, the SEC also proposed extensive rules aimed at enhancing and standardizing climate-related disclosures in an effort to foster greater consistency, comparability, and reliability of climate-related information. The proposed rules build on the mandatory framework and disclosures implemented in the UK under TCFD. The proposal, if adopted, would require domestic registrants and foreign private issuers to include certain climate-related information in their registration statements and annual reports, including data regarding greenhouse gas emissions and information regarding climate-related risks and opportunities and related financial impacts, governance, and strategy. Although the ultimate date of effectiveness and the final form and substance of the requirements for the proposed rule is not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting, and financial compliance costs, and make some activities more difficult, time-consuming, and costly. The SEC, in its Fall 2023 Reg Flex Agenda, has confirmed that it is delaying the date for final action on the climate change disclosure rules until April 2024 (i.e., a year after the initially proposed timeframe for adoption).
Moreover, the SEC has also announced that it is working on proposals for mandatory disclosure of certain other ESG-
related matters, including with respect to board diversity and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective. As regulations develop, we will consider the implications for our business of the overlapping global measures, and how they fit together. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, increase the risk that we are subject to enforcement, affect the manner in which we or our portfolio companies conduct our businesses, and adversely affect our profitability.
Compliance with sustainable finance frameworks of this nature, including the Taxonomy Regulation, the SFDR, and
CSRD, has and will continue to create an additional compliance burden and increased legal, compliance, governance, reporting, and other costs to us, our funds, and their portfolio companies because of the need to collect certain information to meet the disclosure requirements, the need to update or develop new policies and processes to meet regulatory requirements and associated ESG commitments, claims, and initiatives, and changes to the manner in which we, our funds or, their portfolio companies conduct business. In addition, where there are uncertainties regarding the operation of sustainable finance frameworks, a lack of official, conflicting, or inconsistent regulatory guidance, a lack of established market practice, and/or data gaps or methodological challenges affecting the ability to collect relevant data us and our portfolio companies may be required to engage third party advisors and/or service providers to fulfill the requirements, thereby exacerbating any increase in compliance burden and costs.
Appointed Representative Arrangements. Appointed representative arrangements are an area of increased regulatory focus in the United Kingdom. The FCA has reemphasized the need for principals to take effective responsibility for, and have appropriate systems in place to adequately supervise, their appointed representatives. CECP is a principal firm that bears responsibility for CIC. On December 8, 2022, the FCA updated the rules on appointed representatives, which include more extensive obligations on principal firms, and we have updated our policies and procedures to take account of the amended rules to ensure CIC and CECP remain compliant.
Leveraged Transactions. In May 2017, the European Central Bank (“ECB”) issued guidance on leveraged transactions, which applies to significant credit institutions supervised by the ECB in member states of the Eurozone. Under the guidance, credit institutions should have in place internal policies that include a definition of “leveraged transactions.” Loans or credit exposures to a borrower should be regarded as leveraged transactions if: (i) the borrower’s post-financing level of leverage exceeds a total debt to EBITDA ratio of 4.0 times, or (ii) the borrower is owned by one or more “financial sponsors.”
For these purposes, a financial sponsor is an investment firm that undertakes private equity investments in and/or leveraged buyouts of companies. Following these guidelines, credit institutions in the Eurozone could in the future limit, delay, or restrict the availability of credit and/or increase the cost of credit for our investment funds or portfolio companies involved in leveraged transactions. This policy area remains under close scrutiny and further guidance could be issued on short notice in the future.
CSPD. In March 2018, the European Commission published a proposal for a directive governing credit servicers, credit purchasers, and the recovery of collateral in connection with loans (the “Credit Servicers and Purchasers Directive” or
“CSPD”). The policy aim behind the CSPD is the development of a well-functioning secondary market for non-performing loans. The CSPD was finalized and published in the Official Journal of the European Union on December 8, 2021, and entered into force on December 28, 2021. Member states are required to adopt and apply measures implementing the CSPD by
December 30, 2023, and entities carrying on credit servicing activities from December 30, 2023, will be required to obtain authorization under the CSPD by June 29, 2024.
The CSPD applies to, among others, “credit servicers” and “credit purchasers” and would impose a number of new requirements relating to licensing, conduct of business, and provision of information. The definition of “credit servicer” in the
Commission proposal is sufficiently broad that it could be construed to include asset managers. The Directive limits the scope of the requirements for credit servicers and credit purchasers to the servicing or purchasing of credit agreements originally issued by a credit institution established in the European Union or its subsidiaries established in the European Union. This is subject, however, to individual member state discretion. Such member states may choose to extend the CSPD requirements to credit agreements that are not issued by an EU credit institution. Subject to the aforementioned potential extension of scope by individual member states, the servicing of loans originally advanced by credit funds (rather than, for example, an EU bank) will fall outside the scope of the CSPD. Asset managers are unlikely to act as principal credit purchasers. However, they may purchase in-scope credit agreements as agent on behalf of the funds or separately managed accounts for whom they are acting and therefore may in practice be required to discharge the associated obligations on behalf of underlying clients. Compliance with these rules could involve a material cost to our business.
Hong Kong Security Law. On June 30, 2020, the National People’s Congress of China passed a national security law
(the “National Security Law”), which criminalizes certain offenses including secession, subversion of the Chinese government, terrorism, and collusion with foreign entities. The National Security Law also applies to nonpermanent residents. Although the extra-territorial reach of the National Security Law remains unclear, there is a risk that the application of the National Security
Law to conduct outside Hong Kong by nonpermanent residents of Hong Kong could limit the activities of or negatively affect us, our investment funds, and/or portfolio companies. The National Security Law has been condemned by the United States, the
United Kingdom, and several EU countries. The United States and other countries may take action against China, its leaders, and leaders of Hong Kong, which may include the imposition of sanctions. Escalation of tensions resulting from the National
Security Law, including conflict between China and other countries, protests, and other government measures, as well as other economic, social, or political unrest in the future, could adversely impact the security and stability of the region and may have a material adverse effect on countries in which we, our investment funds, and portfolio companies or any of their respective personnel or assets are located. In addition, any downturn in Hong Kong’s economy could adversely affect our financial statements and our investments or could have a significant impact on the industries in which we participate, and may adversely affect our operations, our investment funds, and portfolio companies, including the retention of investment and other key professionals located in Hong Kong.
Chinese Regulations. In August 2014, the China Securities Regulatory Commission (the “CSRC”), the Chinese
securities regulator, promulgated the Interim Regulations on the Supervision and Administration of Private Investment Funds
(the “CSRC Regulations”). The CSRC Regulations adopt a broad definition of private investment funds, including private equity funds. In accordance with the CSRC Regulations and other relevant PRC laws, regulations, and authorizations, the
CSRC has become the principal regulator of private equity funds in China. In December 2020, the CSRC further promulgated
Several Provisions on Strengthening the Regulation of Private Investment Funds, pursuant to which the CSRC strengthened its regulations on private investment funds and private investment fund managers. In July 2023, the State Council of the People’s
Republic of China promulgated the first administrative regulation in the private fund (including private equity and venture capital funds) sector in China, the Regulations on Supervision and Administration of Private Investment Funds, which took effect in September 2023 and set out high-level principles and rules regarding major issues in the industry. CSRC has designated the Asset Management Association of China (the “AMAC”), an industry body, with responsibility to introduce and promote regulations toward a degree of self-regulation across private equity funds in China. In recent years, regulations, directives, and guidelines from the AMAC have continued to regulate private investment funds incorporated in China. For example, the AMAC has issued “Guidelines for Internal Control of Privately-raised Investment Fund Managers” (February
2016), “Administrative Measures for Information Disclosure of Privately-raised Investment Fund” (February 2016),
“Announcement on Further Regulating Relevant Matters Concerning the Registration of the Managers of the Privately-Raised
Funds” (February 2016), “Measures for the Administration of Private Placement of Private Investment Funds” (April 2016),
“Private Equity Fund Contract Guidelines No. 1, No. 2 and No. 3” (April 2016), “Administrative Measures for Private
Investment Fund Services” (March 2017), “Implementing Guidelines on the Administration of Investor Suitability for Fund
Raising Institutions” (July 2017), “Guidelines on the Valuation of the Private Equity Investments of Privately-raised Investment
Funds (for Trial Implementation)” (July 2018), “Guidelines on the Name of Privately-raised Investment Funds” (November
2018), “Notice on Privately-raised Fund Manager Registration” (December 2018), “Notice on Privately-raised Investment
Fund Filing” (December 2019), “Notice on Facilitating the Application of Privately-raised Fund Manager
Registration” (February 2020), and “Notice on Strengthening the Self-Regulatory Management of Privately-raised Fund
Information Submission and Optimizing Industry Services” (February 2021), in addition to the regulations and directives from the CSRC and the AMAC.
If a private equity fund wishes to accept capital contributions from a PRC governmental body or authority, that fund also needs to subject itself (including specific conditions regarding the general partner and/or the private investment fund manager) to the supervision of the National Development and Reform Commission (the “NDRC”). If a private equity fund wishes to accept capital contributions from a PRC insurance company, that fund also needs to subject itself (including specific conditions regarding the general partner and/or the private investment fund manager) to the supervision of the China Banking and Insurance Regulatory Commission (the “CBIRC”). In accordance with the NDRC’s regulations on governmental fund of funds’ participation in equity investment funds, and/or the CBIRC’s regulations on insurance companies, the private investment fund is subject to requirements relating to the industry focus, investment scope, investment restrictions, risk control, and information disclosure. The general partner and/or the private investment fund manager are also subject to additional restrictions and qualification requirements and are required to fulfill reporting and filing obligations to the NDRC and/or the
CBIRC (in addition to any reporting or filing obligations to the CSRC, the AMAC, local financial bureaus, or others). These regulations may have an adverse effect on us and/or our renminbi (RMB)-denominated investment funds by, among other things, increasing the regulatory burden and costs of raising money for RMB-denominated investment funds if we admit investors that are regulated by the above regulators.
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
Increasing scrutiny from stakeholders on sustainability matters, including our ESG reporting, exposes us to reputational and other risks.
We, our funds, and their portfolio companies face increasing public scrutiny related to sustainability and ESG activities as well as ESG policies, processes, and/or performance, including from fund investors, stockholders, regulators, and other stakeholders. We and they risk damage to our brand and reputation, if we or they fail or are perceived to have failed to act responsibly in several areas, such as diversity, equity, and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and considering ESG factors in our investment processes. In addition, different stakeholder groups have divergent views on sustainability and ESG-related matters, including in the countries in which we operate and invest, as well as states and localities where we serve public sector clients. This divergence increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. If we do not successfully manage various sustainability and ESG-related expectations across the varied interests of our stakeholders, it could erode stakeholder trust, impact our reputation, and constrain our investment opportunities. Adverse incidents with respect to sustainability and ESG-related activities or policies, processes, and/
or performance, including any statements regarding the investment strategies of our funds or our funds’ ESG efforts or initiatives that are or are perceived to be inaccurate or misleading, could impact the value of our brand, or the brands of our funds or their portfolio companies, the cost of our or their operations, and relationships with investors, all of which could adversely affect our business and results of operations. In particular, there has been significant negative publicity and investor and regulatory focus on the phenomenon of “greenwashing” (i.e., making inaccurate or misleading statements regarding the sustainability or ESG-related characteristics of a product, business, or business practice). We could suffer significant reputational damage and regulatory scrutiny if we are subject to “greenwashing” accusations, including with respect to statements regarding the investment strategies of our funds or the ESG or sustainability efforts and initiatives of us, our funds, and our portfolio companies. Such accusations could also result in litigation and adversely impact our ability to raise capital and attract new investors.
Although we consider application of our sustainability strategy to be an opportunity to enhance or protect the performance of our investments over the long-term, we cannot guarantee that our sustainability strategy, which depends in part on qualitative judgments, will positively impact the financial or ESG performance of any individual investment or our funds as a whole. Similarly, to the extent we engage or a third-party sustainability advisor engages with portfolio companies on ESG-
related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the long-term value of the investment. Successful engagement efforts on the part of us or a third-party sustainability or ESG advisor will depend on our or any such third-party advisor’s ability to identify and analyze material sustainability or ESG-related and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful. In addition, our sustainability strategy, including the associated procedures and practices, is expected to change over time.

We and many of our portfolio companies undertake voluntary reporting on various sustainability matters, including, for example, greenhouse gas emissions, supply chain practices, and human capital management. The standards for tracking and reporting on sustainability matters are relatively new, have not been harmonized, and continue to evolve and we may fail to successfully implement or comply with these rapidly developing sustainability standards and requirements. Moreover, in conducting ESG reporting, we may seek to align with particular disclosure frameworks and/or reporting standards, which are evolving. Our selection of disclosure frameworks and reporting standards may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period, as well as significant revisions to ESG goals, initiatives, commitments, or objectives or reported progress in achieving the same. Due to the lack of a single, comprehensive sustainability strategy that is utilized across all asset managers, we and our portfolio companies may utilize a combination of frameworks or develop proprietary frameworks where necessary and relevant. In addition, we and our portfolio companies’
selection of reporting frameworks or standards, and other methodological choices, such as the use of certain performance metrics, levels of quantification, value chain reporting, or materiality standards, may vary over time and may not always align with evolving investor and activist expectations or market practices. We and our portfolio companies may suffer reputational damage if our or their ESG disclosure is viewed as falling short of best practices, or if such reporting indicates ESG performance that does not meet investor, activist, employee, customer, or other stakeholder expectations. With respect to both voluntary and mandated ESG disclosures, we and our portfolio companies may not successfully implement measurement processes and disclosure controls and procedures that meet evolving investor, activist, or regulatory expectations. In addition, enhancements to such processes and controls may be costly and give rise to significant administrative burdens. For example, collecting, measuring, and reporting sustainability or ESG-related information and metrics can be costly, difficult, and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal, and other risks. If we or our portfolio companies do not successfully implement controls related to reporting sustainability or ESG-
related information, this could result in legal liability and reputational damage, which could impact our ability to attract and retain investors and employees.
It remains unclear what impact the United Kingdom’s exit from the European Union will have on the Company or the fund portfolio companies.
Following the UK’s exit from the EEA on January 31, 2020, and the expiration of the transition period on December
31, 2020, EEA “passporting rights” facilitating market access in the EEA by UK firms, and into the UK by EEA firms, are no longer available. Various EU laws have been adopted into domestic UK legislation and certain transitional regimes and deficiency-correction powers exist to ease the transition.
The UK and the EEA announced, on December 24, 2020, that they had reached agreement on a Trade and Cooperation
Agreement (the “TCA”), which addresses the future relationship between the parties. The TCA was approved by the UK
Parliament on December 30, 2020, and was formally ratified by the European Parliament and has applied permanently since
May 1, 2021. While the TCA includes a commitment by the UK and the EEA to keep their markets open for persons wishing to provide financial services through a permanent establishment, it does not substantively address future cooperation in the financial services sector or reciprocal market access into the EEA by UK-based firms under equivalence arrangements or otherwise.
While the TCA provides clarity in some areas, the impact of Brexit on our business operations in the UK and the EEA, and on the private investment funds industry and global financial markets more broadly, remains uncertain. This is driven in part by the ongoing uncertainty relating to equivalence and the extent to which the EEA will grant reciprocal access to UK firms in the financial services sector. The implications and operation of the TCA may also be subject to change and/or develop at short notice.
The UK has put in place a temporary regime, the TMPR, to allow EU AIFMs to continue to market those funds in the
UK that were in existence on December 31, 2020, on broadly the same terms as previously applied. However, the TMPR expired on December 31, 2023.
As of January 1, 2021, our UK FCA-authorized affiliates, CECP and CELF, ceased to be entitled to exercise single market passport rights to provide investment services in or into the EEA on a cross-border services basis. In addition,
Abingworth is no longer able to exercise a single market passport to market its funds in the EEA. Certain EEA investor-facing activities previously carried on by CECP and CELF have been reorganized so that they are performed by different, EEA established affiliates under alternative licensing arrangements. We also may continue to make changes to the arrangements in the future. These arrangements may subject us to additional regulatory obligations and may impede our ability to raise capital from EEA investors.

In this respect and otherwise, uncertainty about the way in which these and other complex issues will be resolved could adversely affect us, our investment funds, and portfolio companies (especially if our investment funds include, or expose them to, businesses that depend on access to the single market, the customs union, or whose value is affected adversely by the
UK’s future relationship with the EU). The size and importance of the UK’s economy, coupled with uncertainty or unpredictability about the precise nature of its future legal, political, and economic relationship with the EU following the implementation of the TCA (and any subsequent discussions between the UK and EU in respect of matters not within its scope)
may continue to cause instability, significant currency fluctuations, and/or other adverse effects on international markets, international trade agreements, and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory, or otherwise). In addition, Brexit could have a destabilizing effect if any other member states were to consider withdrawing from the EU. The decision for any other member state to withdraw from the EU could exacerbate such uncertainty and instability and may present similar and/or additional potential risks and consequences for us, our investment funds, and fund portfolio companies.
Moreover, the development of the UK’s future legislative approach and the extent to which the UK diverges from EU legislation remains uncertain. The Financial Services and Markets Act 2023 (“FSMA 2023”) is a significant piece of legislation that received Royal Assent on June 29, 2023. FSMA 2023 provides the foundations for a major overhaul and restructuring of the UK’s regulatory framework for financial services, payment services, and financial marketing infrastructure post-Brexit, through the repeal of retained EU legislation, as well as migration of much of that law into regulatory rulebooks, and new powers for the UK regulators. It is likely that legislative reform will be slow, and the HM Treasury confirmed that it expects it will take a number of years to complete the process of revoking retained EU law alone. To the extent that the UK materially diverges from the EU regime, compliance with two diverging regulatory regimes in the EU and UK requirements may continue to increase the operational burden and cost to our operations in these jurisdictions.
These complex issues and other by-products of Brexit may increase the costs of having operations, conducting business, and making investments in the UK and Europe. As a result, the performance of our funds that are focused on investing in the UK, and to a lesser extent across Europe, may be disproportionately affected compared to those funds that invest more broadly across global geographies or are focused on different regions.
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
We are subject to substantial risk of litigation and regulatory proceedings and may face significant liabilities and damage to our professional reputation as a result of litigation and regulatory allegations and negative publicity.
In the ordinary course of business, we are subject to the risk of substantial litigation and face significant regulatory oversight. In recent years, the volume of claims and the amount of potential damages claimed in such proceedings against the financial services industry have generally been increasing. The investment decisions we make in our asset management business and the activities of our investment professionals on behalf of portfolio companies of our carry funds may subject them and us to the risk of third-party litigation arising from investor dissatisfaction with the performance of those investment funds, alleged conflicts of interest, the activities of our portfolio companies, and a variety of other litigation claims and regulatory inquiries and actions. From time to time, we and our portfolio companies have been and may be subject to regulatory actions and shareholder class action suits relating to transactions in which we have agreed to acquire public companies.
To the extent that investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct, or other similar misconduct, investors may have remedies against us, our investment funds, our principals, or our affiliates. Heightened standards of care or additional fiduciary duties may apply in certain of our managed accounts or other advisory contracts. To the extent we enter into agreements with clients containing such terms or applicable law mandates a heightened standard of care or duties, we could, for example, be liable to certain clients for acts of simple negligence or breach of such duties, which might include the allocation of a client’s funds to our affiliated funds. Even in the absence of misconduct, we may be exposed to litigation or other adverse consequences where investments perform poorly and investors in or alongside our funds experience losses. The general partners and investment advisers to our investment funds, including their directors, officers, other employees, and affiliates, are generally indemnified by our funds with respect to their conduct in connection with the management of the business and affairs of our investment funds. If a particular fund has an indemnification obligation to us,

but such fund’s assets have been depleted or distributed to the relevant fund investors, such fund may have insufficient assets to cover its indemnification obligation and the Company could suffer financial losses.
Defending against litigation could be costly. Such litigation costs may not be recoverable from insurance or other indemnification. Carlyle has previously recovered significant amounts of insurance proceeds. As a general matter, we expect that the cost of insurance will increase significantly, and we do not believe we will recover the same amount of insurance proceeds as we have in prior years.
The laws and regulations governing the limited liability of such issuers and portfolio companies vary from jurisdiction to jurisdiction, and in certain contexts the laws of certain jurisdictions may provide not only for carve-outs from limited liability protection for the issuer or portfolio company that has incurred the liabilities, but also for recourse to assets of other entities under common control with, or that are part of the same economic group as, such issuer. For example, if one of our portfolio companies is subject to bankruptcy or insolvency proceedings in a jurisdiction and is found to have liabilities under the local consumer protection, labor, tax, or bankruptcy laws, the laws of that jurisdiction may permit authorities or creditors to file a lien on, or to otherwise have recourse to, assets held by other portfolio companies (including the Company) in that jurisdiction.
There can be no assurance that the Company will not be adversely affected as a result of the foregoing risks.
If any litigation or regulatory actions were brought against us and resulted in a finding of substantial legal liability, the lawsuit could materially adversely affect our business, results of operations, or financial condition, or cause significant reputational harm to us, which could materially impact our business. Recently, there has been an elevated level of focus put on our industry and companies in which our funds are invested, including increased focus on externalities of business activities, such as ESG considerations. See “Risks Related to Regulation and Litigation—Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties.” We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants (including investors in or alongside our funds), regulators, or employees, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities, the private equity industry in general, or our workplace, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
In addition, with a workforce composed of many highly paid professionals, we face the risk of litigation relating to claims for compensation, which may, individually or in the aggregate, be significant in amount. The cost of settling any such claims could negatively impact our business, results of operations, and financial condition.
Our affiliated subsidiaries serve as the general partners of many of our managed funds and could have liability for certain fund obligations.
Our affiliated subsidiaries serve as a general partner of many of our funds. As such, under applicable law and the fund partnership agreements, our subsidiaries could have liability for obligations of our funds if such funds have insufficient assets to pay such obligations themselves, including contractual obligations, obligations to repay fund indebtedness, uninsured contingent obligations for litigation damages awards, or taxes determined to be owed by the funds. In general, the funds indemnify us for such obligations; but if the relevant funds’ assets have been depleted or distributed to fund investors, such fund may be unable to pay such indemnification obligation to us, and we could suffer significant loss and expense.
Employee misconduct or fraud could harm us and subject us to significant legal liability and reputational harm, which could impair our ability to attract and retain investors in our funds. Fraud, other deceptive practices, or other misconduct at our portfolio companies could similarly subject us to liability and reputational damage and also harm performance.
There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and there is a risk that our employees or advisors could engage in misconduct or fraud that adversely affects our business. Misconduct or fraud by employees, advisors, or other third-party service providers could cause significant losses. Employee misconduct or fraud could include, among other things, binding the Company to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging
(or seeking to charge) inappropriate expenses or engaging in inappropriate or unlawful behavior or actions directed toward other employees. It is not always possible to deter misconduct or fraud by employees or service providers, and the precautions we take to detect and prevent this activity may not be effective in all cases. In the current hybrid work environment, we may have less of an ability to supervise our employees, which could expose us to an enhanced risk of misconduct or fraud.

Our ability to attract and retain investors and to pursue investment opportunities for our investment funds depends heavily upon the reputation of our professionals, particularly our senior Carlyle professionals. Because of our diverse business and the regulatory regimes under which we operate, we are subject to a number of obligations and standards (and related policies and procedures) arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards (and related policies and procedures) by any of our employees would adversely affect us and our investment funds and investors. For example, we could lose our ability to raise new investment funds if any of our “covered persons” is the subject of a criminal, regulatory, or court order or other disqualifying event. See “Risks Related to Regulation and Litigation—Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties.” In addition, in certain jurisdictions, we may be liable for certain social media statements made by our employees. For example, any statements an employee makes online in a personal capacity (whether or not such employee identifies online as an employee of the Company) could still be attributed to Carlyle under certain regulations. Expressing personal views in a way that implies corporate endorsement could create misunderstandings and have adverse consequences for us and our employees.
Our business often requires that we deal with confidential matters of great significance to companies in which our investment funds may invest. If our employees, advisors, or other third-party service providers were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position, and current and future business relationships, as well as face potentially significant litigation. It is not always possible to detect or deter employee misconduct or fraud, including financial fraud, the misappropriation of funds of our business or our investment funds, or inappropriate or unlawful behavior or actions directed toward other employees, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in misconduct or fraud or were to be accused of such misconduct or fraud, whether or not substantiated, our business and our reputation could be adversely affected and a loss of investor confidence could result, which would adversely impact our ability to raise future funds.
In recent years, the U.S. Department of Justice (the “DOJ”) and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom and other jurisdictions have significantly expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and the UK anti-bribery laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the UK anti-bribery laws, or other applicable anticorruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position, or the market value of our common stock.
In addition, we will also be adversely affected if there is fraud, other deceptive practices, or other misconduct by personnel of the portfolio companies in which our funds invest, including such activities that predate our acquisition of the portfolio company. For example, improper or illegal conduct by personnel at our portfolio companies or failure by such personnel to comply with anti-bribery, trade sanctions, anti-harassment, legal, and regulatory requirements could adversely affect our business and reputation. Such misconduct or fraud could also undermine any due diligence efforts with respect to such companies and could negatively affect the valuation of a fund’s investments.
Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies across our various businesses and inhibit our ability to maintain our collaborative culture.
We consider our “One Carlyle” culture and the ability of our professionals to communicate and collaborate across funds, industries, and geographies one of our significant competitive strengths. As a result of the expansion of our platform into various lines of business in the asset management industry, our acquisition of new businesses, and the growth of our managed account business, we are subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than if we had one line of business. For example, certain regulatory requirements mandate us to restrict access by certain personnel in our funds to information about certain transactions or investments being considered or made by those funds. In addition, as we continue to expand our platform, the allocation of investment opportunities among our investment funds is expected to become more complex. In addressing these conflicts and regulatory requirements across our various businesses, we have and may continue to implement certain policies and procedures, such as information barriers. As a practical matter, the establishment and maintenance of such information barriers means that collaboration between our investment professionals across various platforms or with respect to certain investments may be limited, reducing potential synergies that we cultivate across these businesses. For example, although we maintain ultimate control over the Global Investment Solutions segment’s constituent firm, AlpInvest, we have established an information barrier between the management teams at AlpInvest and the rest of Carlyle. See “Risks Related to Our Business Operations—Risks Related to the Assets We Manage—Our Global

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
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. In this respect, investment manager conflicts of interest continue to be a significant area of focus for regulators and the media. Because of our size and the variety of businesses and investment strategies that we pursue, we may face a higher degree of scrutiny compared with investment managers that are smaller or focus on fewer asset classes. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures and/or investment strategies that are more narrowly focused. Potential conflicts may arise with respect to allocation of investment opportunities among us, our funds, and our affiliates, including to the extent that the fund documents do not mandate a specific investment allocation. For example, we may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, specific nature of the investment, or size and type of the investment, among other factors. We also may decide to provide a co-investment opportunity to certain investors in lieu of allocating a piece of the investment to our funds. In addition, the challenge of allocating investment opportunities to certain funds may be exacerbated as we expand our business to include more lines of business, including more public vehicles. Allocating investment opportunities appropriately frequently involves significant and subjective judgments.
The risk that fund investors or regulators could challenge allocation decisions as inconsistent with our obligations under applicable law, governing fund agreements, or our own policies cannot be eliminated. Moreover, the perception of noncompliance with such requirements or policies could harm our reputation with fund investors.
In addition, we may cause different funds to invest in a single portfolio company, for example, where the fund that made an initial investment no longer has capital available to invest. We also may cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our CLO funds could acquire a debt security issued by the same company in which one of our private equity funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company were to develop insolvency concerns, and we would have to carefully manage that conflict. A decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action with respect to that company. Our affiliates or portfolio companies may be service providers or counterparties to our funds or portfolio companies and receive fees or other compensation for services that are not shared with our fund investors. In such instances, we may be incentivized to cause our funds or portfolio companies to purchase such services from our affiliates or portfolio companies rather than an unaffiliated service provider even though a third-party service provider could potentially provide higher quality services or offer them at a lower cost. In addition, conflicts of interest may exist in the valuation of our investments, as well as the personal trading of employees and the allocation of fees and expenses among us, our funds and their portfolio companies, and our affiliates. Moreover, in certain, infrequent instances we may purchase an investment alongside one of our investment funds or sell an investment to one of our investment funds and conflicts may arise in respect of the allocation, pricing, and timing of such investments and the ultimate disposition of such investments. A failure to appropriately deal with these conflicts, among others, could negatively impact our reputation and ability to raise additional funds or result in potential litigation or regulatory action against us. Any steps taken by the SEC to preclude or limit certain conflicts of interest would make it more difficult for our funds to pursue transactions that may otherwise be attractive to the fund and its investors, which may adversely impact fund performance.
Risks Related to Our Business Operations
Risks Related to the Assets We Manage
The asset management business is intensely competitive.
The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, investor availability of capital and willingness to invest, fund terms (including fees and liquidity terms), brand recognition, types of products offered, consideration of ESG issues, and business reputation. Our investment business, as well as our investment funds, competes with a number of private funds, specialized investment funds, funds structured for individual investors, hedge funds, funds of hedge funds and other sponsors managing pools of capital, as well as corporate buyers, traditional asset managers, commercial banks,

investment banks, and other financial institutions (including sovereign wealth funds), and we expect that competition will continue to increase. For example, certain traditional asset managers have developed their own private equity and retail platforms and are marketing other asset allocation strategies as alternatives to fund investments. In addition, developments in financial technology, or fintech, such as distributed ledger technology, or blockchain, have the potential to disrupt the financial industry and change the way financial institutions, as well as asset managers, do business. A number of factors serve to increase our competitive risks:
•a number of our competitors in some of our businesses have greater financial, fundraising, technical, research, marketing, and other resources and more personnel than we do;
•some of our funds may not perform as well as competitors’ funds or other available investment products;
•fund investors may reduce their investments in our funds or decrease their allocations in new funds based on a variety of factors, such as the occurrence of an economic downturn, their available capital, regulatory requirements, a desire to consolidate their relationships with investment firms, or other considerations;
•several of our competitors have significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit;
•some of our competitors, particularly strategic competitors, may have a lower cost of capital, which may be exacerbated by limits on the deductibility of interest expense;
•some of our competitors may have higher risk tolerances, different risk assessments, or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make or seek exit opportunities through different channels, such as special purpose acquisition vehicles;
•some of our competitors may be subject to less regulation and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do and/or bear less compliance expense than us;
•some of our competitors may have more flexibility than us in raising certain types of investment funds under the investment management contracts they have negotiated with their investors;
•some of our competitors may be more successful than us in development of new products to address investor demand for new or different investment strategies and/or regulatory changes, including with respect to products with mandates that incorporate ESG considerations, or products that are developed for individual investors or that target insurance capital;
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

•some investors may prefer to invest with an investment manager that is not publicly traded or is smaller with only one or two investment products that it manages; and
•other industry participants will, from time to time, seek to recruit our investment professionals and other employees away from us.
We may lose investment opportunities in the future if we do not match investment prices, structures, products, or terms offered by competitors. Alternatively, we may experience decreased rates of return and increased risks of loss if we match investment prices, structures, products, and terms offered by competitors. Moreover, if we are forced to compete with other asset managers on the basis of price, we may not be able to maintain our current fund fee and carried interest terms. We have historically competed primarily on the performance of our funds, and not on the level of our fees or carried interest relative to those of our competitors. However, there is a risk that fees and carried interest in the investment management industry will decline, without regard to the historical performance of a manager. Fee or carried interest income reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.
In addition, the attractiveness of our investment funds relative to investments in other investment products could decrease depending on economic conditions. Moreover, any new or incremental regulatory measures for the U.S. financial services industry may increase costs and create regulatory uncertainty and additional competition for many of our funds. See
“Risks Related to Our Business Operations—Risks Related to the Assets We Manage—Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future investment funds, either of which would adversely impact our business, revenue, results of operations, and cash flow.
Poor performance of our investment funds would cause a decline in our revenue, income, and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future investment funds.
In the event that any of our investment funds were to perform poorly, our revenue, income, and cash flow would decline. Investors could also demand lower fees or fee concessions for existing or future funds, which would likewise decrease our revenue or require us to record an impairment of intangible assets and/or goodwill in the case of an acquired business. In some of our funds, such as our carry funds, a reduction in the value of the portfolio investments held in such funds could result in a reduction in the carried interest we earn or in our management fees. In our CLOs, defaults or downgrades of the CLOs’
underlying collateral obligations could cause failures of certain over collateralization tests and the potential for insufficient funds to pay expected management fees on any such CLO, which would result in either a temporary deferral or permanent loss of such management fees. See “Risks Related to Our Business Operations—Risks Related to the Assets We Manage—Our
CLO business and investment into CLOs involves certain risks.”
We also could experience losses on our investment of our own capital into our funds as a result of poor performance by our investment funds. If, as a result of poor performance of later investments in a carry fund’s life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which carried interest that was previously distributed to us exceeds the amount to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our stockholders did not receive any benefit. See “Risks Related to Our Business Operations—
Risks Related to the Assets We Manage—We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors” and Note 9 to the consolidated financial statements in Part II, Item 8 of this Annual
Report on Form 10-K.
Poor performance of our investment funds could make it more difficult for us to raise new capital. Investors in our funds may decline to invest in future investment funds we raise. Investors and potential investors in our funds continually assess our investment funds’ performance, and our ability to raise capital for existing and future investment funds and avoid excessive redemption levels will depend on our investment funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and, ultimately, our management fee revenue.

The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.
We have presented in this Annual Report on Form 10-K information relating to the historical performance of our investment funds. The historical and potential future returns of the investment funds that we advise, however, are not directly linked to returns in our common stock. Therefore, any continued positive performance of the investment funds that we advise will not necessarily result in positive returns on an investment in our common stock. However, poor performance of the investment funds that we advise would cause a decline in our revenue from such investment funds and could therefore have a negative effect on our performance, our ability to raise future funds, and in all likelihood the returns on an investment in our
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
•in recent years, there has been increased competition for private equity investment opportunities resulting from the increased amount of capital invested in alternative investment funds, high liquidity in debt markets, and strong equity markets, and the increased competition for investments may reduce our returns in the future;
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
Our performance in recent years has generally benefited from recent high multiples and asset prices. In the current market environment, we expect that earning such returns on new investments will be much more difficult than in the past and the future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund or for our funds as a whole. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular fund invests. See Part II, Item 7
“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis—Fund
Performance Metrics” for additional information.

Risk management activities may adversely affect the return on our and our funds’ investments.
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars, and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates, and commodity prices. The scope of risk management activities undertaken by us is selective and varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of investments that are made, and other changing market conditions. We do not seek to hedge our exposure in all currencies or all investments, which means that our exposure to certain market risks are not limited. Where applicable, we use hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position, but they do not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. However, such activities can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of the position. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price. Currency fluctuations, in particular, can have a substantial effect on our cash flow and financial condition.
The success of any hedging or other derivatives transactions generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument, the position being hedged, the creditworthiness of the counterparty, and other factors. As a result, while we may enter into such a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall firm or investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.
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
Pending and potential for further regulatory reform may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies, our business sectors, and our business.
Since March 2018, the United States has imposed, or threatened to impose, a series of various tariffs on a variety of goods imported into the United States, with an emphasis on those imported from China, the European Union, and Mexico.
These tariffs, or other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, particularly China. In October 2022, the United States Trade Representative (“USTR”) announced the public comment phase of its four-year, statutorily mandated review of the China Section 301 tariffs. Following the announcement, the
USTR solicited additional information from interested parties in regard to their investigation. Based upon administration officials’ public statements, it appears increasingly likely that such review will continue into 2024. However, it is unclear if any tariffs will be removed, modified, or increased as a result of the investigation.
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
Geopolitical tensions remain elevated and further changes to foreign direct investment laws remain possible. In August
2023, the U.S. Department of the Treasury issued an Advanced Notice of Proposed Rulemaking to create an outbound investment screening regime to prevent U.S. capital from contributing to the development of force-multiplying technologies in the semiconductor, quantum, and artificial intelligence sectors in certain jurisdictions, such as China. An ongoing concern among U.S. policymakers is that U.S. investment, particularly in China, facilitates the transfer or buildup of technology and know-how that could strengthen another country’s civil and military capabilities to the detriment of the United States. Another ongoing concern is U.S. supply chain security—the ability to ensure access to critical goods and services in the face of disruptions arising from conflict, economic coercion, or natural disasters. An outbound investment screening could, depending upon scope, limit our ability to make certain investments without obtaining U.S. government approval. In addition, foreign direct investment laws in non-U.S. jurisdictions also may require approvals, which can delay the investment or divestment of assets in a fund. The U.S. government also may, through law or regulation, decide to modify the U.S. export controls regime to further restrict technology exports to certain jurisdictions.
The majority of U.S. states have passed or may consider foreign direct investment laws. Most of these laws are aimed at preventing ownership of real property, directly or indirectly, by persons or entities from “countries of concern,” including
China. The evolution of these laws remains fluid but could result in certain restrictions on a fund’s ability to invest in certain types of real property in a state.
Any governmental action, including such actions noted above, has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies, and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from or exported to any country impacted by such policies. In addition, these actions may adversely affect our suppliers and certain other customers of our portfolio companies, which could amplify the negative impact on our operating results or future cash flows.
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
We raised $118.3 billion in new capital commitments in the last three years, with 2023 fundraising being driven by third-party capital raised in our strategic solutions business, fundraising in our Asia Buyout business (Carlyle Japan partners and Carlyle Asia Partners), and our flagship Secondaries and Co-Invest funds within our Global Investment Solutions segment.
We cannot assure that our prior success in raising capital will continue in the future. In this respect, we anticipate the fundraising landscape will continue to be increasingly competitive as limited partners continue to reassess their portfolio allocation targets in light of market volatility and their liquidity requirements. As a result, fundraising in certain products—
particularly in corporate private equity strategies—may take longer to complete and fund sizes may not meet levels they otherwise would in a more favorable market environment. Slowdowns in fundraising may also delay catch-up management fees that would be charged to fund investors in subsequent closings and smaller fund sizes could result in lower management fees in the future.
Our ability to raise capital from third-party investors depends on a number of factors, including certain factors that are outside our control. Certain of these factors, such as economic and market conditions (including the performance of the stock market), the pace of distributions from our funds and from the funds of other asset managers, or the asset allocation rules or regulations or investment policies to which such third-party investors are subject, whether by their own policy or the laws and regulations of their respective jurisdictions, could inhibit or restrict the ability of third-party investors to make investments in our investment funds. For example, state politicians and lawmakers across a number of states, including Maryland and
Pennsylvania, have continued to put forth proposals or expressed intent to take steps to reduce or minimize the ability of their state pension funds to invest in alternative asset classes, including by proposing to increase the reporting or other obligations applicable to their state pension funds that invest in such asset classes. Such proposals or actions would potentially discourage investment by such state pension funds in alternative asset classes by imposing meaningful compliance burdens and costs on them, which could adversely affect our ability to raise capital from such state pension funds. Other states could potentially take similar actions, which may further impair our access to capital from an investor base that has historically represented a significant portion of our fundraising.
Third-party investors in private equity, real assets, and private credit funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of existing investments fall, the investment pace is delayed and/or the pace of distributions slows, investors may be unable or unwilling to make new commitments or fund existing commitments to third-party management investment funds such as those advised by us. Moreover, many funds sponsored by us and our competitors have in recent years invested more rapidly than in the past. As a result, investors may delay making new commitments until such time these investments start distributing capital.
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
An investment in a private equity, credit, or real estate fund is more illiquid and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. Private equity, credit, and real estate investments could fall into disfavor as a result of concerns about liquidity and short-term performance. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative investments.
In addition, the evolving preferences of our fund investors may necessitate that alternatives to the traditional investment fund structure, such as managed accounts, smaller funds, and co-investment vehicles, become a larger part of our business going forward. Certain investors have also implemented or may implement restrictions against investing in certain types of asset classes or sectors, such as hydrocarbons, which could affect our ability to raise new funds focused on those asset classes, such as funds focused on conventional energy or natural resources, and which could have a negative impact on our ability to exit certain of our energy investments, or our ability to invest capital in our conventional energy funds. Given that funds focused on investing in carbon-based energy remain a part of our business (4% of total AUM as of December 31, 2023), the persistence of weakened market fundamentals in the energy sector could translate into future performance below investor expectations which, together with negative sentiments around carbon energy funds, could result in less investor demand for these funds in the future. If we were unable to raise the next generation of our energy-related funds, at the same levels or at all, our fee-paying AUM and future management fees could be adversely impacted. This could increase our cost of raising capital at the scale we have historically achieved.
Moreover, fund investors, shareholders, and prospective investors, including pension funds, are increasingly focused on ESG matters and certain investors consider ESG factors in determining whether to invest in our funds and our common stock. In addition, some fund investors use third-party benchmarks or scores to assess our ESG practices and may use this as an input to decide whether to commit capital to us or invest in our funds and, further, may condition capital commitments to us on our taking or refraining from taking certain actions. ESG ratings may vary widely in methodology, which often are not fully publicly disclosed by ratings providers. Investors and stockholders may choose not to invest in our funds or exclude our common stock from their investments for a range of reasons, including if our ESG practices or ratings do not fit their investment profiles, if we fail or are perceived to fail to demonstrate adequate progress toward ESG goals, initiatives, commitments, or objectives (including with respect to any climate-related targets and corresponding timelines), which could adversely impact our reputation and our ability to raise capital, impair our ability to maintain the size of our funds, and could cause the price of our common stock to decrease.
Conversely, anti-ESG sentiment has also gained momentum across the United States, with several states having enacted or proposed “anti-ESG” policies, legislation, or issued related legal opinions. For example, boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions, and ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation viewed our funds or ESG practices, including our climate-related goals and commitments, as being in contradiction of such “anti-ESG” policies, legislation, or legal opinions, such investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect the price of our common stock.
The failure to successfully raise capital commitments to new investment funds may also expose us to credit risk in respect of financing that we may provide to such funds. When existing capital commitments to a new investment fund are insufficient to fund in full a new investment fund’s participation in a transaction, we may lend money to or borrow money from financial institutions on behalf of such investment funds to bridge this difference and repay this financing with capital from subsequent investors to the fund. Our inability to identify and secure capital commitments from new investors to these funds may expose us to losses (in the case of money that we lend directly to such funds) or adversely impact our ability to repay such borrowings or otherwise have an adverse impact on our liquidity position. Moreover, if we seek to expand into other business lines, we may be unable to raise a sufficient amount of capital to adequately support such businesses. The failure of our investment funds to raise capital in sufficient amounts could result in a decrease in our AUM, as well as management fee and transaction fee revenue, or could result in a decline in the rate of growth of our AUM and management fee and transaction fee revenue, any of which could have a material adverse impact on our revenues and financial condition. Our past experience with growth of AUM provides no assurance with respect to the future.
We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to retail investors, which could expose us to new and greater levels of risk.
Although retail investors have been part of our historic distribution efforts, we have increasingly undertaken business initiatives to increase the number and type of investment products we offer to high net worth individuals, family offices, and other mass affluent investors. In some cases, we seek to distribute our unregistered funds to such retail investors indirectly through feeder funds sponsored by brokerage firms, private banks, or other similar third-parties and, in other cases, directly to qualified clients of private banks, independent investment advisors, and brokers. We also offer registered investment products specifically designed for direct investment by both retail and institutional investors. Our initiatives to access retail investors entail the investment of resources and our objectives may not be fully realized.
Accessing retail investors and selling retail directed products exposes us to new and greater levels of risk, including heightened litigation and regulatory enforcement risks. To the extent we distribute retail products through new channels, including through unaffiliated firms, we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation against us, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or distributed in any other inappropriate manner. Although we seek to ensure that, through both due diligence and supervisory procedures, retail investors conduct themselves responsibly when accessing our investment products through these channels, to the extent that our investment products are being distributed through third parties, we are exposed to reputational damage and possible legal liability to the extent such third parties improperly sell our products to investors. Similarly, the hiring of employees to oversee independent advisors and brokers presents risks if they fail to follow training, review, and supervisory procedures. In addition, the distribution of retail products through new channels, whether directly or through market intermediaries, could expose us to additional regulatory risk in the form of allegations of improper conduct and/or actions against us by state and federal regulators in the United States and regulators in jurisdictions outside the United States with respect to, among other things, product suitability, conflicts of interest, and the adequacy of disclosure to customers to whom our products are distributed through those channels.
As we may seek to expand the distribution of products to retail investors outside of the United States, we are increasingly exposed to risks in non-U.S. jurisdictions. While many of the risks we face in non-U.S. jurisdictions are similar to those that we face in the distribution of products to retail investors in the United States, securities laws and other applicable regulatory regimes can be extensive, complex, and vary by jurisdiction. In addition, the distribution of products to retail investors outside of the United States may involve complex structures and market practices that vary by local jurisdiction. As a result, this expansion subjects us to additional complexity, litigation, and regulatory risk.
In addition, our initiatives to expand our retail investor base, including outside of the United States, requires the investment of significant time, effort, and resources, including the potential hiring of additional personnel, the implementation of new operational, compliance, and other systems and process and the development or implementation of new technology.
There is no assurance that our efforts to grow the assets we mange on behalf of retail investors will be successful.
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
Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital that we share in or add expenses and obligations for us in managing the fund, or increase our potential liabilities, all of which could ultimately reduce our profitability. In addition, a change in terms that increases the amount of fee revenue the fund investors are entitled to could result in a significant decline in revenue generated from transaction fees. For instance, our more recent generations of U.S.,
Europe, and Asia buyout funds have increased the percentage of transaction fees that are shared with fund investors from 80%
to 100% of the allocable fees we generate. Given this change in terms, and to the extent we change our fee practices for other successor funds, we could experience a meaningful decline in the amount of transaction fee revenue we earn. In particular, if our fund investors do not continue to agree that we are permitted to retain fees we derive from capital markets transactions involving our portfolio companies, the ability of our GCM group to produce fee revenue could be significantly hindered.
Further, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more requests to modify the terms of our new funds, including reductions in management fees. Any agreement to or changes in terms less favorable to us could result in a material decrease in our profitability.
Moreover, certain institutional investors have publicly criticized certain fund fee and expense structures, including management fees. We have received and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction in or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. In addition to negotiating the overall fund rate of the management fees offered, certain fund investors have negotiated alternative management fee structures in several of our investment funds. For example, certain funds have offered a management fee rate discount for certain investors that came into the first closing of each fund. In certain cases, we have agreed to charge management fees based on invested capital or net asset value as opposed charging management fees on committed capital. Further, the SEC’s focus on certain fund fee and expense arrangements may lead to increased publicity that could cause fund investors to further resist certain fees and expense reimbursements. Any modification of our existing fee or carry arrangements or the fee or carry structures for new investment funds could adversely affect our results of operations. See “Risks Related to Our Business
Operations—Risks Related to the Assets We Manage—The asset management business is intensely competitive.”
We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors.
If, at the end of any of the life of our Global Private Equity and Global Credit carry funds (or earlier with respect to certain of our funds), the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. This repayment obligation is known as a “giveback” obligation. As of December 31, 2023, we had accrued a giveback obligation of $44.0 million, representing the giveback obligation that would need to be paid by the firm if the carry funds were liquidated at their current fair values at that date, and of which approximately $23.7 million is attributable to us. The remaining obligations are related to amounts previously distributed to our senior Carlyle professionals, the majority of which relates to the accrued giveback obligation from CSP III and the Legacy Energy Funds.
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
If, as of December 31, 2023, all of the investments held by our carry funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would have been $1.6 billion, on an after-tax basis where applicable. As of December 31, 2023, we have realized $242.4 million in aggregate giveback obligations since inception, which were funded primarily through collection of employee receivables related to giveback obligations and from Carlyle professionals and other non-controlling interests for their portion of the obligation. Of the $242.4 million in aggregate giveback obligations realized from inception to December 31, 2023, $72.3 million was attributable to Carlyle. See Part II, Item 7
“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures—
Investment Income.”
Although a giveback obligation is specific to each person who received a distribution, and not a joint obligation, the governing agreements of our funds generally provide that to the extent a recipient does not fund his or her respective share, then we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. As of December 31, 2023, approximately $20.3 million of our $44.0 million accrued giveback obligation is attributable to various current and former senior Carlyle professionals. We have historically withheld a portion of the cash from carried interest distributions to individual senior Carlyle professionals and other employees as security for their potential giveback obligations. We may need to use or reserve cash to repay such giveback obligations instead of using the cash for other purposes. See Part I, Item 1 “Business—Structure and Operation of Our Investment Funds—Incentive
Arrangements / Fee Structure” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results
of Operations—Contractual Obligations—Contingent Obligations (Giveback)” and Notes 2 and 9 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Third-party investors in substantially all of our carry funds have the right to remove the general partner of the fund for cause, to accelerate the liquidation date of the investment fund without cause by a simple majority vote, and to terminate the investment period under certain circumstances and investors in certain of the investment funds we advise may redeem their investments. These events would lead to a decrease in our revenues, which could be substantial.
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
Finally, the applicable investment funds, vehicles, or accounts would cease to exist after completion of liquidation and winding-
up.
In addition, the governing agreements of certain of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund (for example, certain of the investment professionals serving on the investment committee or advising the fund), then investors in certain funds have the right to vote to terminate the investment period by a simple majority vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a simple majority of investors is required to restart it. While we believe that our investment professionals have appropriate incentives to remain in their respective positions, based on equity ownership, profit participation, and other contractual provisions, we are not able to guarantee the ongoing participation of the management team members in respect of our funds. In addition to having a significant negative impact on our revenue, earnings, and cash flow, the occurrence of a key person event with respect to any of our investment funds would likely result in significant reputational damage to us and could negatively impact our future fundraising efforts.
AlpInvest funds generally provide for suspension of the investment period if there is a key person event, the right of a simple majority or a supermajority of investors to remove the general partner with cause and, in some cases, without cause, but generally have not provided for liquidation without cause. Where AlpInvest funds include “key person” provisions, they are focused on specific, existing AlpInvest personnel, as applicable.
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
In addition, our failure to comply with applicable pay-to-play laws, regulations, and/or policies adopted by a number of states and municipal pension funds, as well as the New York Attorney General’s Public Pension Fund Reform Code of
Conduct, may, in certain instances, excuse a public pension fund investor from its obligation to make further capital contributions relating to all or any part of an investment or allow it to withdraw from the fund. If a public pension fund investor were to seek to be excused from funding a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
Valuation methodologies for certain assets in our funds can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of fund performance and accrued performance allocations.
There are often no readily ascertainable market prices for a substantial majority of illiquid investments of our investment funds. We determine the fair value of the investments of each of our investment funds at least quarterly based on the fair value guidelines set forth by generally accepted accounting principles in the United States (“U.S. GAAP”). The fair value measurement accounting guidance establishes a hierarchal disclosure framework that ranks the observability of market inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument, and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
Investments for which market prices are not observable include, but are not limited to, illiquid investments in operating companies, real estate, energy ventures, infrastructure projects, structured vehicles, and other funds, and encompass all components of the capital structure, including equity, mezzanine, debt, preferred equity, and derivative instruments such as options and warrants. Fair values of such investments are determined by reference to the market approach (i.e., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable public entities or transactions, adjusted by management as appropriate for differences between the investment and the referenced comparables), the income approach (i.e., discounting projected future cash flows of the investee company or asset and/or capitalizing representative stabilized cash flows of the investee company or asset), and other methodologies such as prices provided by reputable dealers or pricing services, option pricing models, replacement costs, and estimates of net asset value for fund interests.
The determination of fair value using these methodologies takes into consideration a range of factors including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, the multiples of comparable securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology than the other sponsor does and/or derive a different value than the other sponsor has derived on the same investment, which could cause some investors and regulators to question our valuations.
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
Before making private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the known facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on known facts and circumstances and initial risk assessment surrounding an investment and, depending on our ownership or control of private equity investments, prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we may be required to evaluate important and complex business, financial, regulatory, tax, accounting, environmental
(including climate change), social, governance, and legal issues. Outside consultants, legal advisors, accountants, and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment.
Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations and analysis. The due diligence process may at times be subjective with respect to newly organized companies for which only limited information is available. Due to intense competition in the marketplace, we may have less time than in the past to complete our due diligence or our competitors may review less due diligence thereby increasing the speed with which they complete their review. We cannot be certain that the due diligence investigation we carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. In this respect, information and data provided or utilized by third-party advisors during diligence may be incomplete, inaccurate, or unavailable, and may cause us to incorrectly identify, prioritize, assess, or analyze or omit to examine in detail the investee entity’s ESG practices and/or related risks and opportunities. Moreover, considering ESG factors when evaluating an investment could result in the selection or exclusion of certain investments based on our or a third party advisor’s view of certain ESG-related and other factors or could cause a fund to not make an investment that it may have otherwise made, which carries risk that our funds may perform differently than investment funds that do not take the same ESG factors into account in a similar manner. In addition, ESG factors are only some of the many factors we consider in making an investment, and there is no guarantee that our consideration of ESG factors during due diligence will ultimately enhance the long-term value of our investments.
The due diligence process in connection with carve-out transactions may underestimate the complexity and/or level of dependence a business has on its parent company and affiliated entities. Given that a carve-out business often does not have financial statements that accurately reflect its true financial performance as a stand-alone business, due diligence assessments of such investments can be particularly difficult. Instances of fraud, accounting irregularities and other improper, illegal, or deceptive practices can be difficult to detect, and fraud and other deceptive practices can be widespread in certain jurisdictions.
Several of our funds invest in emerging market countries that may not have established laws and regulations that are as stringent as in more developed nations, or where existing laws and regulations may not be consistently enforced. For example, our funds invest throughout jurisdictions that have material perceptions of corruption according to international rating standards, such as China, India, Indonesia, Latin America, MENA, and Sub-Saharan Africa. Similarly, our funds invest in companies in the United States and other jurisdictions and regions with low perceived corruption but whose business may be conducted in other high-risk jurisdictions.
Due diligence on investment opportunities in these jurisdictions is frequently more complicated because consistent and uniform commercial practices in such locations may not be developed or our access to information may be very limited. Fraud, accounting irregularities, and deceptive practices can be especially difficult to detect in such locations. In addition, investment opportunities may arise in companies that have historic and/or unresolved regulatory, tax, fraud or accounting related investigations, audits or inquiries, and/or have been subjected to public accusations of improper behavior. However, even heightened and specific due diligence and investigations with respect to such matters may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity and/or will be able to accurately identify, assess, and quantify settlements, enforcement actions, and judgments that may arise and which could have a material adverse effect on the portfolio company’s business, financial condition, and operations, as well as potential significant harm to the portfolio company’s reputation and prospects. We cannot be certain that our due diligence investigations will result in investments being successful or that the actual financial performance of an investment will not fall short of the financial projections we used when evaluating that investment. Failure to identify risks associated with our investments could have a material adverse effect on our business.

Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.
Many of our carry funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute and historically has constituted up to 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, whether incurred at or above the investment-level entity. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our Global Private Equity businesses. At the start of the COVID-19 pandemic, in an effort to ensure adequate liquidity for an unknown period of time and avoid potential future disruptions in normal financial market function, many of our portfolio companies drew down available lines of credit in excess of typical utilization. These precautionary efforts provided availability of working capital and avoided unnecessary business disruption. Certain of these portfolio companies have retained or may retain this capital for an extended period.
Therefore, the leverage at these portfolio companies will increase.
An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments, thereby reducing returns. While increases in interest rates may lead to higher risk adjusted returns for our Global Credit business, when coupled with restrictions on the deductibility of interest expense, such increases may also lead to higher default rates and lower valuations of existing assets and cause deployment of capital to slow, cash flow issues, and/or credit challenges if such interest rates have not otherwise been fixed or hedged.
Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. See “Risks Related to our Company— Adverse economic and market conditions and other events or conditions throughout the world could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise capital, any of which could materially reduce our revenue, earnings, and cash flow and adversely affect our financial prospects and condition.” In addition, a portion of the indebtedness used to finance private equity investments often includes leveraged loans and high-yield and other debt securities issued in the public capital markets and debt instruments privately placed with institutional investors in the private capital markets. Availability of capital from the leveraged loan, high-yield, and private debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Moreover, to the extent there is a reduction in the availability of financing for extended periods of time, the purchasing power of a prospective buyer may be more limited, adversely impacting the fair value of our funds’ investments and thereby reducing the acquisition price. Finally, recent developments in U.S. and international tax policy have significantly limited the availability of income tax deductions for interest payments on leverage used to finance some of our funds’ investments. Interest deductibility rules continue to evolve, and further restrictions and changes are anticipated in the U.S. and other jurisdictions. See “Risks Related to Taxation—
Changes in relevant tax laws, regulations, or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate, tax liability, and/or the performance of certain funds should unexpected taxes be assessed to portfolio investments (companies) or fund income.” Such restrictions could reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our business and financial results.
Investments in highly leveraged entities are also inherently more sensitive to declines in revenue, increases in expenses and interest rates, and adverse economic, market, and industry developments. Furthermore, the incurrence of a significant amount of indebtedness by an entity could, among other things:
•subject the entity to a number of restrictive covenants, terms, and conditions, any violation of which could be viewed by creditors as an event of default and could materially impact our ability to realize value from the investment;
•allow even moderate reductions in operating cash flow to render the entity unable to service its indebtedness, leading to a bankruptcy or other reorganization of the entity and a loss of part or all of the equity investment in it;
•give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions to the extent additional cash is needed for the response, to make unplanned but necessary capital expenditures, or to take advantage of growth opportunities;

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
When our Global Private Equity funds’ portfolio investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may suffer materially if they have not generated sufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If a limited availability of financing for such purposes were to persist for an extended period of time, when significant amounts of the debt incurred to finance our
Global Private Equity funds’ portfolio investments came due, these funds could be materially and adversely affected.
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
Any of the foregoing circumstances could have a material adverse effect on our results of operations, financial condition, and cash flow.
High interest rates and challenging debt market conditions could negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets on attractive terms, which could adversely affect investment and realization opportunities, lead to lower-yielding investments, and potentially decrease our net income.
In 2022 and 2023, in light of increasing inflation, the U.S. Federal Reserve increased interest rates eleven times. While policy rates have likely reached their terminal level, market participants remain uncertain about how long interest rates will stay near current levels. Rising interest rates create downward pressure on the price of real estate and the value of fixed-rate debt investments made by our funds. Moreover, our funds have faced, and could continue to face, difficulty in realizing value from investments due to sustained declines in equity market values as a result of concerns regarding interest rates.
An increase in interest rates has and could continue to increase the cost of debt financing for the transactions our funds pursue. In addition, a significant contraction or weakening in the market for debt financing or other adverse change relating to the terms of debt financing (such as, for example, higher equity requirements and/or more restrictive covenants), particularly in the area of acquisition financings for private equity and real estate transactions, could have a material adverse effect on our business. For example, a portion of the indebtedness used to finance certain fund investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Moreover, the financing of acquisitions or the operations of our funds’ portfolio companies with debt may become less attractive due to limitations on the deductibility of corporate interest expense. See “Risks Related to
Taxation—Changes in relevant tax laws, regulations, or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate, tax liability, and/or the performance of certain funds should unexpected taxes be assessed to portfolio investments (companies) or fund income.”
If our funds are unable to obtain committed debt financing for potential acquisitions, can only obtain debt financing at an increased interest rate or on unfavorable terms or the ability to deduct corporate interest expense is substantially limited, our funds may face increased competition from strategic buyers of assets who may have an overall lower cost of capital or the ability to benefit from a higher amount of cost savings following an acquisition, or may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, each of which could lead to a decrease in our funds’ performance and therefore our revenues. In addition, rising interest rates, coupled with periods of significant equity and credit market volatility, may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments.
Our funds’ portfolio companies also regularly utilize the corporate debt markets to obtain financing for their operations. To the extent monetary policy, tax, or other regulatory changes or difficult credit markets render such financing difficult to obtain, more expensive, or otherwise less attractive, this may also negatively impact the financial results of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that market conditions and/or tax or other regulatory changes make it difficult or impossible to refinance debt that is maturing in the near term, some of our funds’ portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization, or seek bankruptcy protection.
Our funds invest in relatively high-risk, illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of our principal investments.
Many of our investment funds invest in securities that are not publicly traded. In many of those cases, our investment funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our investment funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available. The ability of many of our investment funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is held. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the intended disposition period. In addition, because the investment strategy of many of our funds, particularly our private equity and real estate funds, often entails our having representation on our funds’ public portfolio company boards, our funds may be restricted in their ability to effect such sales during certain periods of time. Accordingly, under certain conditions, our investment funds may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make.
We have made and expect to continue to make significant principal investments in our current and future investment funds. Contributing capital to these investment funds is risky, and we may lose some or the entire principal amount of our investments.
Our investment funds make investments in companies that we do not control.
Investments by many of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our funds may acquire minority equity interests in large transactions, which may be structured as “consortium transactions” due to the size of the investment and the amount of capital required to be invested. A consortium transaction involves an equity investment in which two or more private equity or other firms serve together or collectively as equity sponsors. We participated in a number of consortium transactions in prior years due to the increased size of many of the transactions in which we were involved, and may continue to do so in the future. Consortium transactions generally entail a reduced level of control by our firm over the investment, because governance rights must be shared with the other consortium sponsors. Accordingly, we may not be able to control decisions relating to a consortium investment, including decisions relating to the management and operation of the company and the timing and nature of any exit.
Our funds may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. Those investments may be subject to the risk that the company in which the investment is made may make business, tax, legal, financial, or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the value of investments by our funds could decrease and our financial condition, results of operations, and cash flow could suffer as a result.
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
We may employ hedging techniques to manage these risks, but we can offer no assurance that such strategies will be effective or tax efficient. If we engage in hedging transactions, we may be exposed to additional risks associated with such transactions. See “Risks Related to Our Business Operations—Risks Related to the Assets We Manage—Risk management activities may adversely affect the return on our and our funds’ investments” and “Risks Related to Regulation and Litigation—
Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.”
Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.
Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans, or other securities of issuers that are headquartered outside of the United States, such as China, India, Indonesia, and Latin America. A substantial amount of these foreign investments consists of investments made by our carry funds. For example, as of
December 31, 2023, approximately 36% of the cumulative capital invested by our Global Private Equity and Global Credit carry funds was attributable to foreign investments. Investments in non-U.S. securities involve risks not typically associated with investing in U.S. securities, including:
•certain economic and political risks, including potential exchange control regulations and restrictions on our
non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of political, economic, or social instability, the possibility of expropriation or confiscatory taxation, and adverse economic and political developments;
•the imposition of non-U.S. taxes on gains from the sale of investments or other distributions by our funds;
•the absence of uniform accounting, auditing, and financial reporting standards, practices, and disclosure requirements and less government supervision and regulation;
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
•less liquid markets;
•reliance on a more limited number of commodity inputs, service providers, and/or distribution mechanisms;

•adverse fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;
•higher rates of inflation;
•higher transaction costs;
•less government supervision of exchanges, brokers, and issuers;
•less developed bankruptcy, limited liability company, corporate, partnership, and other laws (which may have the effect of disregarding or otherwise circumventing the limited liability structures potentially causing the actions or liabilities of one fund or a portfolio company to adversely impact us or an unrelated fund or portfolio company);
•difficulty in enforcing contractual obligations (including, for example, purchase agreements and insurance policies);
•less stringent requirements relating to fiduciary duties;
•fewer investor protections and less publicly available information in respect of companies in non-U.S.
markets; and
•greater price volatility.
For example, the imposition of a new national security law has increased overall uncertainty about risks associated with international trade with Hong Kong, the potential for increased taxation on Hong Kong-related transactions, and new regulatory restrictions and data protection concerns for businesses operated in Hong Kong (including our Hong Kong operations). Moreover, in April 2020, the Government of India issued Press Note 3, which requires prior government approval of all foreign direct investment by non-resident entities located in, or having beneficial owners in, countries that share a land border with India. The application of these rules remains fluid and may inhibit our funds’ ability to consummate investments in
India and may require partial or full exclusion of any fund investor from countries bordering India from such investments.
Uncertainty resulting from the application of these rules may also lead to higher amounts of, or longer durations of, borrowings by the investment funds pending the receipt of approvals, and we or our funds being subject to fines if different regulators apply and enforce the rules differently.
We operate in numerous national and subnational jurisdictions throughout the world and are subject to complex taxation requirements that could result in the imposition of taxes in excess of any amounts that are reserved as a cash or financial statement matter for such purposes. In addition, the portfolio companies of our investment funds are typically subject to taxation in the jurisdictions in which they operate. It is possible that a taxing authority could take a contrary view of our tax position or there could be changes in law subsequent to the date of an investment in a particular portfolio company that will adversely affect returns from that investment, or adversely affect any prospective investments in a particular jurisdiction, for example, as a result of new legislation in any such local jurisdiction affecting the deductibility of interest or other expenses related to acquisition financing.
In the event a portfolio company outside the United States experiences financial difficulties, we may consider local laws, corporate organizational structure, potential impacts on other portfolio companies in the region, and other factors in developing our business response. Among other actions, we may seek to enhance the management team or fund additional capital from our investment funds, our senior Carlyle professionals, and/or us. To the extent we and/or certain of our senior
Carlyle professionals fund additional capital into a company that is experiencing difficulties, we may be required to consolidate the entity into our financial statements under applicable U.S. GAAP. See “Risks Related to Our Common Stock—The
consolidation of investment funds, holding companies, or operating businesses of our portfolio companies could make it more difficult to understand the operating performance of the Company and could create operational risks for the Company.”
Our funds’ investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies or that there will be changes in the cost of currency conversion and/or exchange control regulations. Among the factors that may affect currency values are trade balances, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. In addition, the increase in the value of the dollar makes it more difficult for companies outside of the United States that depend on non-dollar revenues to repay or refinance their dollar liabilities and a stronger dollar also reduces the domestic value of the foreign sales and earnings of U.S.-based businesses.
Regulatory action to implement controls on foreign exchange and outbound remittances of currency could also impact the dollar value of investments proceeds, interest, and dividends received by our investment funds, gains, and losses realized on the sale of investments and the timing and amount of distributions, if any, made to us. For example, certain Asian countries, including China, have implemented stricter controls on foreign exchange and outbound remittances, and several governmental entities such as the People’s Bank of China (PBOC), the State Administration of Foreign Exchange (SAFE), the National
Development and Reform Commission (NDRC), and the Ministry of Commerce (MOFCOM) have instituted additional reporting, review, and verification steps around control of outbound payments on capital account items. Moreover, in certain cases, our fund management fees are denominated in foreign currencies. With respect to those funds, we are subject to risk that the value of a particular currency will change in relation to one or more other currencies in which the fund has incurred expenses or has made investments.
Our equity investments and many of our debt investments often rank junior to investments made by others, exposing us to greater risk of losing our investment.
In many cases, the companies in which we or our funds invest have, or are permitted to have, outstanding indebtedness or equity securities that rank senior to our or our fund’s investment. By their terms, such instruments may provide that their holders are entitled to receive payments of distributions, interest, or principal on or before the dates on which payments are to be made in respect of our or our fund’s investment. In the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. In addition, debt investments made by us or our funds in our portfolio companies may be equitably subordinated to the debt investments made by third parties in our portfolio companies. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Moreover, during periods of financial distress or following insolvency, the ability of us or our funds to influence a company’s affairs and to take actions to protect an investment will likely be substantially less than that of the senior creditors.
Certain of our fund investments may be concentrated in particular asset types or geographic regions, which could exacerbate any negative performance of those funds to the extent those concentrated investments perform poorly.
The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, we advise funds that invest predominantly in the United States, Europe, Asia, and Japan, and we advise funds that invest in a single industry sector, such as financial services, aviation, and power. During periods of difficult market conditions, slowdowns, or increased borrower defaults in those sectors or geographic regions, decreased revenue, difficulty in obtaining access to financing, and increased funding costs experienced by our funds may be exacerbated by this concentration of investments, which could result in lower investment returns for our funds. Such concentration may increase the risk that events affecting a specific geographic region or asset type could have an adverse or disparate impact on such investment funds, as compared to funds that invest more broadly. Idiosyncratic factors impacting specific companies or securities can materially affect fund performance depending on the size of the position.
Certain of our investment funds may invest in securities of companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Such investments may be subject to a greater risk of poor performance or loss.
Certain of our investment funds, especially our distressed funds, may invest in business enterprises involved in work-
outs, liquidations, reorganizations, bankruptcies, and similar transactions, and may purchase high risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time, or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the fund may be required to sell its investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability, and a bankruptcy court’s discretionary power to disallow, subordinate, or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation, which has the potential to adversely impact us or unrelated funds or portfolio companies. Due to the substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in such company.
In addition, at least one federal circuit court has determined that an investment fund could be liable for ERISA Title IV pension obligations (including withdrawal liability incurred with respect to union multiemployer plans) of its portfolio companies, if such fund is a “trade or business” and the fund’s ownership interest in the portfolio company is significant enough to bring the investment fund within the portfolio company’s “controlled group.” While a number of cases have held that managing investments is not a “trade or business” for tax purposes, the circuit court in this case concluded the investment fund could be a “trade or business” for ERISA purposes based on certain factors, including the fund’s level of involvement in the management of its portfolio companies and the nature of its management fee arrangements. Litigation related to the circuit court’s decision suggests that additional factors may be relevant for purposes of determining whether an investment fund could face “controlled group” liability under ERISA, including the structure of the investment and the nature of the fund’s relationship with other affiliated investors and co-investors in the portfolio company. Moreover, regardless of whether an investment fund is determined to be a “trade or business” for purposes of ERISA, a court might hold that one of the fund’s portfolio companies could become jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.
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
We and our investment funds are subject to risks in using prime brokers, custodians, administrators, and other agents and third-party service providers.
We and many of our investment funds depend on the services of prime brokers, custodians, administrators, and other agents and third-party service providers to carry out certain securities transactions and other business functions.
The counterparty to one or more of our or our funds’ contractual arrangements could default on its obligations under the contract. If a counterparty defaults, we and our funds may be unable to take action to cover the exposure and we or one or more of our funds could incur material losses. Among other systems, our data security, data privacy, investor reporting, and business continuity processes could be impacted by a third party’s inability or unwillingness to perform pursuant to our arrangements with them. In addition, we could suffer legal and reputational damage from such failure to perform if we are unable to satisfy our obligations under our contracts with third parties or otherwise and could suffer losses in the event we are unable to comply with certain other agreements. Moreover, under certain local clearing and settlement regimes, we or our funds could be subject to settlement discipline fines.
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
The consolidation and elimination of counterparties may increase our concentration of counterparty risk and decrease the number of potential counterparties. Our carry funds generally are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In the event of the insolvency of a party that is holding our assets or those of our funds as collateral, we and our funds may not be able to recover equivalent assets in full as we and our funds will rank among the counterparty’s unsecured creditors. In addition, our and our funds’ cash held with a prime broker, custodian, or counterparty may not be segregated from the prime broker’s, custodian’s, or counterparty’s own cash, and we and our funds therefore may rank as unsecured creditors in relation thereto. The inability to recover our or our investment funds’ assets could have a material impact on us or on the performance of our funds.
In addition, certain of our funds’ operations and investments interface with and/or depend on third-party service providers, including but not limited to a fund’s administrator and joint-venture partners, operating partners, and third-party property managers that may be engaged in respect of a fund’s investments. The costs, fees, and expenses associated with the provision of such services by third-party service providers will generally be borne by the fund, thereby increasing the expenses borne by the fund and Carlyle may not be in a position to verify the risks or reliability of such third parties.
A fund, Carlyle, or an investment may suffer adverse consequences from actions, errors, or failure to act by third-party service providers, and will have obligations, including indemnity obligations, and limited recourse against them. For example, joint-venture partners, operating partners, and third-party property managers are subject to various applicable laws and regulations with respect to their activities, including antitrust and competition rules (including with respect to price fixing or other anticompetitive activity) that apply in the U.S. and any other countries or regions where they do business, and failure to comply with those rules could result in sanctions, fines, or penalties, including civil damage actions, or delays in consummating investments. There can be no assurances that a fund, Carlyle, or the investments will not experience directly or indirectly such negative impacts or otherwise be subject to or implicated by litigation or investigations involving any possible violation of such laws by such service providers.
Moreover, our funds and entities through which we make our investments are generally obligated to indemnify certain counterparties under various agreements entered into with such persons against any liability that they or their respective affiliates may incur in connection with their relationship with such funds and/or investments. For example, certain of such entities are expected to enter into agreements with joint-venture partners, operating partners, and third-party property managers under which such parties will be entitled to indemnification under certain circumstances, including with respect to sanctions, fines, or penalties, including civil damage actions, imposed in connection with their activities related to our funds and their investments.
Our investments are subject to a number of inherent risks.
Our results are highly dependent on our continued ability to generate attractive returns from our investments.
Investments made by our business segments involve a number of significant risks, including the following:
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
•significant failures of our investments to comply with laws and regulations applicable to them may expose us to liabilities, fines, or penalties, could affect the ability of our funds to invest in other companies in certain industries in the future, and could harm our reputation;
•companies in which investments are made may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of their equity securities or any collateral or guarantees provided with respect to their debt;
•companies or assets in which investments are made are more likely to depend on the management talents and efforts of a small group of persons and, as a result, the death, disability, resignation, or termination of one or more of those persons could have a material adverse impact on their business and prospects and the investment made;
•companies in which investments are made may be businesses or divisions acquired from larger operating entities that may require a rebuilding or replacement of financial reporting, information technology, back office, and other operations;
•companies or assets in which investments are made may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position;
•instances of fraud, corruption, and other deceptive practices committed by senior management of portfolio companies in which our funds invest may undermine our due diligence efforts with respect to such companies and, upon the discovery of such fraud, negatively affect the valuation of a fund’s investments as well as contribute to overall market volatility that can negatively impact a fund’s investment program;
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
•our transactions involve complex tax structuring that could be challenged or disregarded, which may result in losing treaty benefits or would otherwise adversely impact our investments; and
•executive officers, directors, and employees of an equity sponsor may be named as defendants in litigation involving a company or asset in which an investment is made or is being made.
Our private equity funds’ performance, and our performance, has been and may in the future be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest.
Our performance and the performance of our private equity funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon a variety of factors, including economic, market, and geopolitical factors. During recessions, periods of elevated uncertainty, or phases of challenging economic and market conditions such as today’s environment of high inflation, rapidly increasing interest rates, and global food and energy shortages, we experience significant fluctuations in the fair value of securities held by our funds. Obstacles to growth in the near-term are numerous, such as geopolitical and domestic political uncertainty, the risk of persistently high inflation, sharp shifts in monetary and fiscal policy, depressed labor force participation, high levels of public debt, slowing population growth, supply chain pressures, and economic stress outside the
United States. These factors and other general economic trends can impact the performance of portfolio companies in many industries and geographies. In addition, the value of our investments in portfolio companies in the financial services industry is impacted by the overall health and stability of the credit and equity markets. The U.S. dollar remained strong in 2023, although it has retrenched from its peak. A very strong U.S. dollar depresses the profits of domestic companies with significant foreign revenues, increases default risk on U.S. dollar-denominated loans and bonds issued by businesses domiciled in emerging market economies (“EMEs”), and exacerbates food and energy crises in EMEs as most commodities are invoiced in dollars. A sustained period of elevated U.S. dollar value relative to global currencies would perpetuate and worsen these trends. An increase in emerging market corporate or sovereign defaults could further impair funding conditions or depress asset prices in these economies.
The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies experience adverse performance or additional pressure due to exogenous factors, such as the Russian invasion of Ukraine and another pandemic or global health crisis like the COVID-19 pandemic. For example, during 2022, we recorded an impairment charge of $4.0 million on certain acquired contractual rights related to Carlyle Aviation Partners as a result of impaired income streams from aircraft under lease in Russia. In addition, the performance of our investment funds and our portfolio companies may be adversely affected by increases in inflationary pressures such as employee wage growth or rising input costs, which could compress profit margins, particularly at our portfolio companies that are unable to effectively increase prices in response. With respect to real estate, various factors could have an adverse effect on investment performance, including, but not limited to, deflation in consumer prices, a low level of consumer confidence in the economy, and/or the residential real estate market and rising mortgage interest rates. In response to financial difficulties that are currently being experienced or that may be experienced in the future by certain portfolio companies or real estate investments, we may consider legal, regulatory, tax, or other factors in determining the steps we may take to support such companies or investments, which may include enhancing the management team or funding additional capital investments from our investment funds, our senior

Carlyle professionals, and/or us. The actions we may take to support companies or investments experiencing financial difficulties may not be successful in remedying the financial difficulties and our investment funds, our senior Carlyle professionals or we may not recoup some or all of any capital investments made in support of such companies or investments.
Our CLO business and investment into CLOs involves certain risks.
CLOs may present risks similar to other types of debt obligations and, in fact, such risks may be of greater significance in the case of CLOs. In this respect, CLOs invest on a leverage basis in loans or securities that are themselves highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses compared to unlevered investments. As a result of such funds’ leverage position, CLOs and their investors are at risk of suffering losses. For example, investments in structured vehicles, including equity and junior debt securities issued by CLOs, involve risks such as liquidity risk, credit risk, and market risk. Changes in interest rates and credit quality may cause short-
term price fluctuations, increase in credit spreads, decline in ratings, or longer-term impairment. In addition, a reduction in the liquidity of the credit markets may result in an increase in credit spreads and a decline in ratings, performance, and market values for leveraged loans. We have significant exposure to these markets through our investment in our CLO funds.
In addition to the general risks associated with investing in debt and equity securities, CLO securities carry additional risks, including, but not limited to, the possibility that distributions from collateral assets will be inadequate to make interest or other payments to us and the quality of the collateral may decline in value, default, or be downgraded. Moreover, changes in the collateral held by a CLO may cause payments on the instruments we hold to be reduced, either temporarily or permanently.
Non-payment could result in a reduction of our income and revenues. CLO securities may be less liquid than other types of securities and are often more volatile than the individual assets that make-up the CLOs. In addition, CLOs and other structured finance securities may be subject to prepayment risk. Further, the performance of a CLO or other structured finance security is generally affected by a variety of factors, including the security’s priority in the capital structure of the issuer thereof, the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans, or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral, and the capability of the servicer of the securitized assets. There are also risks that the trustee of a CLO does not properly carry out its duties to the CLO, potentially resulting in loss to the CLO. Moreover, the complex structure of the security may produce unexpected investment results, especially during times of market stress or volatility. Investments in structured finance securities may also be subject to liquidity risk.
During 2023, we earned approximately $214.1 million in management fees from our CLOs, prior to the effects of consolidation, of which approximately 63% are in the form of subordinated fees. The subordinated fees we generate from our
CLO business could be negatively impacted if one or more CLOs fail certain tests related to overcollateralization (including the interest diversion test) set forth in their respective indentures. In the event that worsening credit conditions and/or a deterioration in loan performance generally leads to defaults or downgrades of the CLOs’ underlying collateral obligations, one or more CLOs could fail one or more overcollateralization tests and/or interest diversion tests. These risks are correlated, as when an underlying collateral obligation defaults or is downgraded below a certain threshold, such collateral obligation is then carried below par for the purpose of overcollateralization and interest diversion testing, making a failure of any such test more likely to occur. Any such failure would result in funds otherwise available to pay the management fees we earn on such investment vehicle to instead be used to either (x) pay down the principal on the securities issued by such vehicle in an amount necessary to cause such tests to pass or (y) purchase sufficient collateral in an amount necessary to cause such CLO to pass such tests. If either of these scenarios occurred, there is the potential that the remaining funds would be insufficient to pay expected management fees on any such CLO, which would result in either a temporary deferral or permanent loss of such management fees.
Underwriting, syndicating, and securities placement activities expose us to risks.
TCG Capital Markets may act as an underwriter, syndicator, or placement agent for security offerings and TCG
Senior Funding L.L.C. may act as an underwriter, originator, syndicator, or placement agent in loan originations. If we are unable to sell securities or place loans at the anticipated price levels where we act as an underwriter, syndicator, or placement agent, we may incur losses and suffer reputational harm.
As an underwriter, syndicator, or placement agent, we also may be subject to potential liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite, syndicate, or place. In certain situations, we may have liabilities arising from transactions in which our investment fund may participate as a purchase or a seller of securities, which could constitute a conflict of interest or subject us to damages or reputational harm.

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
Investments in our real estate funds are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include the following:
•those associated with the burdens of ownership of real property;
•general and local economic conditions;
•changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding);
•changes in interest rates and related increases in borrowing costs;
•fluctuations in the average occupancy and room rates for hotel and student housing properties;

•changes in demand for commercial office properties (including as a result of an increased prevalence of remote work);
•population and demographic shifts;
•the financial resources of tenants;
•defaults by borrowers or tenants;
•changes in building, environmental, zoning, and other laws;
•restrictive covenants, encumbrances, and other land or use restrictions;
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
•inability to meet debt obligations;
•breaches by third parties of their contractual obligations, including ground lessors, ground lessees, landlords, and tenants;
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
•terrorist attacks, war, and other factors that are beyond our control; and
•dependence on local operating partners.
Our real estate funds’ portfolio investments are subject to various risks that cause fluctuations in occupancy, rental rates, operating income, and expenses or that render the sale or financing of the funds’ portfolio investment properties difficult or unattractive, which risks were exacerbated by the COVID-19 pandemic and may be further exacerbated by another pandemic or global health crisis. For example, following the termination or expiration of a tenant’s lease, there could be a period of time before a funds’ portfolio investment will begin receiving rental payments under a replacement lease. During that period, the portfolio investments (and indirectly, the funds) will continue to bear fixed expenses such as interest, real estate taxes, maintenance, and other operating expenses. In addition, declining economic conditions could impair the portfolio investments’
ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases.
Increased competition for tenants would require the portfolio investments to make capital improvements to properties that we would not otherwise have planned. Any unbudgeted capital improvements that a fund undertakes may divert cash that would otherwise be available for distribution to investors. To the extent that the portfolio investments are unable to renew leases or re-
let spaces as leases expire, decreased cash flow from tenants will result, which would adversely impact the relevant fund’s returns. Our real estate funds may also make investments in residential real estate projects and/or otherwise participate in financing opportunities relating to residential real estate assets or portfolios thereof from time to time, which may be more highly susceptible to adverse changes in prevailing economic and/or market conditions and present additional risks relative to the ownership and operation of commercial real estate assets.
With regard to potential environmental liabilities, ownership of real assets in our investment funds or vehicles may increase our risk of liability under laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition. For example, the current administration has announced several initiatives and proposed new regulations focused on the climate crisis that could impact our real estate assets in various ways that were not considered at the time of investment. Even in cases where we are indemnified by a seller against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities.
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
Real estate markets may experience sharp increases in capitalization rates and declines in value as a result of overall economic decline and the limited availability of financing and the value of certain investments in our real estate funds may decline significantly. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages), and the availability of both construction and permanent financing on favorable terms. Moreover, our real estate funds’ properties are often managed by a third party, which makes us dependent upon such third parties and subjects us to risks associated with the actions of such third parties. Any of these factors may cause the value of the investments in our real estate funds to decline, which may have a material impact on our results of operations.
In addition, lenders in commercial real estate financing have been requiring a non-recourse carveout guarantee and environmental indemnity, which typically provides that the lender can recover losses from guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt, and environmental losses sustained by the lender. For our acquisitions, non-recourse carveout guarantees and environmental indemnities may be extended by our funds. We expect that commercial real estate financing arrangements generally will increasingly continue to require non-recourse carveout guarantees and environmental indemnities. In addition, lenders may require interest, carry, and/or payment guarantees in connection with a real estate financing arrangement, which may be provided by the fund. In the event that any such guarantee or indemnity is called, a fund’s or our assets could be negatively impacted and we or our funds may be subject to liability.
The acquisition, ownership, and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired in relation to events or circumstances relating to periods prior to the acquisition of such property. In addition, at the time of disposition, other potential buyers may bring claims related to the asset or for due diligence expenses or other damages. After the sale of a real estate asset, buyers may later sue our funds or us for losses associated with latent defects or other problems not uncovered in due diligence. Litigation can arise for events or circumstances that occur or are alleged to occur during the ownership period.
We or our funds may also be subject to certain risks associated with investments and, in particular, real estate-related assets. Real estate investment trusts (“REITs”) and other types of owners may be affected by changes in the value of their underlying properties and defaults by borrowers or tenants and, in the case of REITS, changes in tax laws or by a failure to qualify for tax-free pass through income could impair a REIT’s ability to generate cash flows to make distributions.
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
Investments in real estate debt investments may be unsecured and/or subordinated to a substantial amount of indebtedness and may not be protected by financial covenants. Non-performing real estate loans may require a substantial amount of workout negotiations and/or modification, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of such loan. Investments in commercial mortgage loans are subject to risks of delinquency, foreclosure, and loss of principal. In the event of any default under a mortgage loan held directly by us or one of our funds, we or our fund will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan. Investments in distressed assets or businesses may have little or no near-term cash flow, involve a high degree of risk and, if subject to bankruptcy or insolvency, could be subordinated or disallowed.
Our energy business is involved in oil and gas investments (i.e, exploration, production, storage, transportation, logistics, refining, marketing, trading, petrochemicals, energy services, and other opportunistic investments), which entail a high degree of risk.
Our energy teams focus on investments in businesses involved in oil and gas production, development, and exploration, which can be a speculative business involving a high degree of risk, including:
•the use of new technologies;
•reliance on estimates of oil and gas reserves in the evaluation of available geological, geophysical, engineering, and economic data for each reservoir;
•encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents in completing wells and otherwise, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills, and other environmental risks;
•the volatility of oil and natural gas prices and its impact on the demand for oil and gas products and services
(climate change related or otherwise); and
•potential contributions to anthropogenic climate change, as well as regulations and stakeholder scrutiny related to the same.
In order to better manage these risks, we seek to help a subset of portfolio companies accelerate progress related to climate change and the energy transition. For example, we help select companies to measure, monitor, and manage their carbon emissions, set decarbonization goals and associated pathways, and consider investments in new technologies to build additional long-term value in these companies, and position them to find opportunities in response to changing market dynamics;
however, there is no guarantee that such efforts will be successful.
Oil, gas, and product prices are subject to international supply and demand dynamics and, as a consequence, related margins can be volatile. In general, political developments, global conflicts such as Russia’s invasion of Ukraine and the war between Israel and Hamas-led Palestinian militant groups, see-sawing supply-demand dynamics, technological change, global macroeconomic conditions, public health risks, and changes in the influence of the Organization of Petroleum Exporting
Countries (“OPEC”) may continue to impact commodity prices going forward and the financial performance of some of our existing and future investments. Our investments that are exposed to energy prices, either as consumers or producers of energy,

and their financial performance has been, and is likely to continue to be, affected by the continued volatility in energy prices.
To the extent that current conditions persist or worsen, there may be adverse impacts on the financial performance of the affected businesses, on the availability of financing or credit to them as well as their asset prices and valuations.
Oil prices tend to experience significant volatility in response to macroeconomic trends, trade developments, geopolitical events, and data on inventories, global demand, future supply, and U.S. dollar strength. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, as well as numerous additional factors such as market uncertainty, speculation, the level of consumer product demand, the refining capacity of oil purchasers, weather conditions, domestic and non-U.S. governmental regulations (including with respect to trade and economic sanctions), appreciation or depreciation of the U.S. dollar, the price and availability of alternative fuels, political conditions in the Middle East, Africa, and Eastern Europe, actions of the OPEC, the non-U.S. supply of oil and natural gas, U.S. and global inventories, the price of non-U.S. imports, and overall economic conditions. In addition, changes in commodity prices can vary widely from one location to the next depending upon the characteristics of the production and the availability of gathering, transportation, processing, and storage facilities used to transport the oil and gas to markets. In the event that oil prices decline sharply in the future, or fail to sustain upward price momentum, it is possible our portfolio could be adversely impacted. In the event that global commodity market dislocations persist and energy prices stay elevated or increase sharply in the future, it is possible that our portfolio could be adversely impacted by potential changes in the fiscal regimes that the host countries of our investments apply to energy producers.
In response to Russia’s invasion of Ukraine and the war between Israel and Hamas-led Palestinian militant groups, and the developing legal and geopolitical response, we are monitoring exposure to these and related countries across our global portfolio from an economic, legal, and human capital perspective. We are working closely with external sanctions counsel to stay abreast of rapidly evolving sanctions and geopolitical risks and to help support compliance across our portfolio. Given the nature of the industry in which our energy teams invest, there are necessarily connections to Russian-owned oil and gas companies. These connections, and other dealings with Russian-owned oil and gas companies, are under close scrutiny in light of geopolitical considerations. Given this, there is a risk that national and international sanctions related to the war in Ukraine, and associated compliance and regulatory issues, could have a material impact on our business. To date, however, we have not identified any matters that trigger adverse regulatory concerns as a result of such sanctions.
The current administration has issued several executive orders, including “Ensuring the Future Is Made in All of
America by All of America’s Workers” and “Federal Research and Development in Support of Domestic Manufacturing and
United States Jobs,” which have the potential to impact federal contractors and certain grant and loan recipients and their contractors. In this respect, a “Made in America” Office was ordered to be created within the Office of Management and
Budget to review federal agency waiver requests relating to the nonavailability of domestically sourced products. The longer-
term impact of potential changes to the Federal Acquisition Regulation and statutory exemptions for commercial item information technology and trade agreements and the change in waiver procedures requirements for certain grant and loan programs could impact certain investments. See “Risks Related to Our Business Operations—Risks Related to the Assets We
Manage—Investments in the natural resources industry, including the infrastructure and power industries, involve various operational, construction, and regulatory risks.”
Investments in the natural resources industry, including the infrastructure and power industries, involve various operational, construction, and regulatory risks.
Investment in infrastructure assets involves certain differentiated risks. Project revenues can be affected by a number of factors. Unanticipated changes in the availability or price of inputs necessary for the operation of infrastructure assets may adversely affect the overall profitability of the investment or related project. Events outside the control of a portfolio company, such as political action, governmental regulation (including potential climate change initiatives), demographic changes, economic growth, increasing fuel prices, government macroeconomic policies, service or product prices, social stability, competition from other businesses and infrastructure, natural disasters (climate change related or otherwise), changes in weather patterns, changes in demand for products or services, bankruptcy or financial difficulty of a major customer, and acts of war or terrorism, could significantly reduce the revenues generated or significantly increase the expense of constructing, operating, maintaining, or restoring infrastructure facilities. In turn, this may impair a portfolio company’s ability to repay its debt, make distributions, or even result in termination of an applicable concession or other agreement. Although portfolio companies may maintain insurance to protect against certain risks, where available on reasonable commercial terms (such as business interruption insurance that is intended to offset loss of revenues during an operational interruption), such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all of an investment’s losses. Moreover, once infrastructure assets of investments become operational, they may face competition from other infrastructure assets in the vicinity of the assets they operate, the presence of which depends in part on governmental plans and policies, over which we have no control.
Infrastructure investments are subject to substantial government regulation and governments have considerable discretion to implement regulations that could affect the business of infrastructure investing. In many instances, the operation or acquisition of infrastructure assets involves an ongoing commitment to or from a governmental agency, and the operation of infrastructure assets often relies on government permits, licenses, concessions, leases, or contracts. The nature of these obligations and dependencies exposes the owners of infrastructure assets to a higher level of regulatory control than typically imposed on other businesses, resulting in government entities having significant influence over such owners.
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
The development, operation, and maintenance of power generation or infrastructure facilities involves various operational risks, which can include mechanical and structural failure, accidents, labor issues, or the failure of technology to perform as anticipated. Events outside our control, such as economic developments, changes in fuel prices or the price of other feedstocks, governmental policies, demand for energy, and similar events, could materially reduce the revenues generated or increase the expenses of constructing, operating, maintaining, or restoring power generation businesses. Such developments could impair a portfolio company’s ability to repay its debt or conduct its operations. We may also choose to or be required to decommission a power generation facility or other asset. The decommissioning process could be protracted and result in the incurrence of significant financial and/or regulatory obligations or other uncertainties.
Our natural resource portfolio companies may also face construction and operational risks typical for energy, infrastructure, and power generation infrastructure businesses, including, without limitation:
•labor disputes, work stoppages, or shortages of skilled labor;
•shortages of fuels or materials;
•slower than projected construction progress and the unavailability or late delivery of necessary equipment;
•delays caused by or in obtaining the necessary regulatory approvals or permits;
•adverse weather conditions and unexpected construction conditions;
•accidents or the breakdown or failure of equipment or processes;
•difficulties in obtaining suitable or sufficient financing; and
•force majeure or catastrophic events such as explosions, fires, and terrorist activities and other similar events beyond our control.
Such developments could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken. Construction costs may exceed estimates for various reasons, including inaccurate engineering and planning, labor and building material costs in excess of expectations, and unanticipated problems with project start-up. Such unexpected increases may result in increased debt service costs and funds being insufficient to complete construction. Portfolio investments under development or portfolio investments acquired to be developed may receive little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make such development less attractive than at the time it was commenced. Any events of this nature could severely delay or prevent the completion of, or significantly increase the cost of, the construction. In addition, there are risks inherent in the construction work that may give rise to claims or demands against one of our portfolio companies from time to time. Delays in the completion of any energy or power project may result in lost revenues or increased expenses, including higher operation and maintenance costs related to such portfolio company.

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
Investments in electric utility industries both in the United States and abroad continue to experience increasing competitive pressures, primarily in wholesale markets, as a result of consumer demands, technological advances, greater availability of natural gas, and other factors. Changes in regulation may support not only consolidation among domestic utilities, but also the disaggregation of vertically integrated utilities into separate generation, transmission, and distribution businesses. As a result, additional significant competitors could become active in the independent power industry.
We invest in companies that produce hydrocarbons, the combustion of which releases greenhouse gases linked to climate change. Governmental and regulatory bodies, investors, consumers, and other stakeholders are increasingly focused on combating climate change and a number of jurisdictions have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, climate-related reporting, and incentives or mandates for renewable energy, among others. Compliance with these regulatory requirements could be costly, lengthen project implementation times, and, together with changes in consumer preferences and technological advances in the alternative energy sector, reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon sources such as natural gas. Current and pending greenhouse gas regulations or policies may also increase compliance costs for us and/or our portfolio companies, such as for monitoring or sequestering emissions, and promote alternatives to hydrocarbons. Companies that produce hydrocarbons are also increasingly subject to the risk of activism, litigation, and regulatory enforcement related to such companies’
operations, or actual or alleged environmental impacts, as well as increased scrutiny from lenders with regards to sustainability considerations. Such requirements, as well as social, economic, and technological developments, could have a negative impact on our ability to obtain suitable or sufficient financing, exit certain of our energy investments, or adversely affect the expected returns of new investment opportunities.
The energy, infrastructure, power, and natural resource sectors are subject to comprehensive U.S. and non-U.S.
federal, state, and local laws and regulations. These regulators include the Federal Energy Regulatory Commission, which has jurisdiction over the transmission and wholesale sale of electricity in interstate commerce and over the transportation, storage, and certain sales of natural gas in interstate commerce, including the rates, charges, and other terms and conditions for such services, respectively, and the North American Electric Reliability Corporation, the purpose of which is to establish and enforce reliability standards applicable to all users, owners, and operators of the bulk power system. These regulators derive their authority from, among other laws, the Federal Power Act, as amended, The Energy Policy Act of 2005, the Natural Gas Act, as
amended, and state and local public utility laws. At the state level, some state laws require approval from the state commission before an electric utility operating in the state may divest or transfer electric generation facilities. Most state laws require approval from the state commission before an electric utility company operating in the state may divest or transfer distribution facilities. Failure to comply with applicable laws, rules, regulations, and standards could result in the prevention of operation of certain facilities or the prevention of the sale of such a facility to a third party, as well as the loss of certain rate authority, refund liability, penalties, and other remedies, all of which could result in additional costs to a portfolio company and adversely affect the investment results. In addition, any legislative efforts by the current administration or Congress to overturn or modify policies or regulations enacted by the prior administration and to place additional limitations on coal and gas electric generation, mining, and/or exploration could adversely affect our alternative energy investments.
Investments may not receive the initial regulatory approval or license needed to acquire or otherwise operate an investment, including after substantial costs have been incurred pursuing such investment. Additional or unanticipated regulatory approvals, including, without limitation, renewals, extensions, transfers, assignments, reissuances, or similar actions, may be required to acquire or operate infrastructure assets, and additional approvals may become applicable in the future due to a change in laws and regulations, a change in the portfolio company’s customer(s) or for other reasons. Moreover, permits or special rulings may be required on taxation, financial, and regulatory related issues. There can be no assurance that a portfolio company will be able to (i) obtain all required regulatory approvals that it does not yet have or that it may require in the future,
(ii) obtain any necessary modifications to existing regulatory approvals, or (iii) maintain required regulatory approvals. Any delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility, sales to third parties, or could result in additional costs and adversely impact the returns generated by the investment.
Environmental laws, regulations, and regulatory initiatives (including potential climate change initiatives) play a significant role in the power, infrastructure, and renewable and alternative energy industry and can have a substantial impact on investments in this industry. A portfolio company’s projects may be subject to changing and increasingly stringent environmental and health and safety laws, regulations, and permit requirements. For example, global initiatives to minimize pollution have played a major role in the increase in demand for natural gas and alternative energy sources, creating numerous new investment opportunities. Conversely, required expenditures for environmental compliance have adversely impacted investment returns in a number of segments of the industry. The energy and power industry will continue to face considerable oversight from environmental regulatory authorities and significant influence from non-governmental organizations and special interest groups. Our investment funds may invest in portfolio companies that are subject to changing and increasingly stringent environmental and health and safety laws, regulations, and permit requirements.
Estimates of factors such as solar energy intensity and movement of wind and water flow (for solar, wind, and hydroelectric power, respectively) by qualified engineers are often a key factor in valuing certain energy and power companies.
The process of making these estimates is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering, and economic data. Estimates or projections of market conditions and supply and demand dynamics are key factors in evaluating potential investment opportunities and valuing the investments and related assets. The aforementioned estimates are subject to wide variances based on changes in market conditions, underlying assumptions, and technical or investment-related assumptions.
The operation and financial performance of any renewable energy investment will be significantly dependent on governmental policies and regulatory frameworks that support renewable energy sources. Investments in renewable energy and related businesses and/or assets currently enjoy support from national, state, and local governments and regulatory agencies designed to finance or support the financing development thereof, such as the U.S. federal investment tax credit and federal production tax credit, U.S. Department of the Treasury grants, various renewable and alternative portfolio standard requirements enacted by several states, renewable energy credits, and state-level utility programs, such as system benefits charge and customer choice programs. Similar support, initiatives, and arrangements exist in non-U.S. jurisdictions as well, such as in the European Union. Non-U.S. jurisdictions may have more variable views on policies regarding renewable energy
(and, for example, may be more willing or likely to abandon initiatives regarding renewable energy in favor of more carbon-
intensive forms of traditional energy generation). The combined effect of these programs is to subsidize in part the development, ownership, and operation of renewable energy projects, particularly in an environment where the low cost of fossil fuel may otherwise make the cost of producing energy from renewable sources uneconomic. There can be no assurance that government support for renewable energy will continue, that favorable legislation will pass, or that the electricity produced by renewable energy investments will continue to qualify for support through renewable portfolio standards programs. The elimination of, or reduction in, government policies (including favorable tax policies) that support renewable energy could have a material adverse effect on a renewable energy portfolio company’s financial condition or results of operation. Conversely, because policies favoring renewable energy initiatives may involve economic disincentives on more carbon-intensive forms of traditional energy generation, such policies may adversely affect other investments that do not involve renewable energy projects.
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
New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect us or our funds’ investments in portfolio companies and also materially increase our regulatory burden. Increased regulations generally increase the costs to us, our funds, and our funds’ portfolio companies, and those higher costs may continue to increase if new laws require additional resources, including spending more time, hiring additional personnel, or investing in new technologies. Moreover, significant increases in regulatory compliance expenses may negatively impact our funds and their portfolio company investments. In particular, compliance with climate and other sustainability or ESG-related rules in the EU is expected to result in increased legal and compliance costs and expenses, which would be borne by us, our funds, and/or our funds’ portfolio companies. In addition, our funds’ portfolio companies could face transition risk if carbon-related regulations or taxes are implemented. See “Risks Related to Regulation and Litigation—
Regulatory initiatives in jurisdictions outside the United States could adversely affect our business” and “Increasing scrutiny from stakeholders on sustainability matters, including our ESG reporting, exposes us to reputational and other risks.”
We also face business trend-related climate risks. Certain fund investors are increasingly taking into account ESG factors, including climate risks, in determining whether to invest in the funds we manage. In addition, our reputation and investor relationships could be damaged as a result of our involvement, or our funds’ involvement, in certain industries, portfolio companies, or transactions associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
Moreover, significant physical effects of climate change, including extreme weather events, such as hurricanes or floods, can also have an adverse impact on certain of our funds’ investments in portfolio companies and other investments, particularly real asset and infrastructure investments and portfolio companies that rely on physical factories, plants, or stores located in affected areas. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well.
Investments in the insurance industry (including our investment in Fortitude) could be adversely impacted by insurance regulations and potential regulatory reforms.
Carlyle FRL, L.P., an affiliated investment fund (“Carlyle FRL”), holds a 38.5% controlling interest in Fortitude, inclusive of our 10.5% interest. The insurance industry is highly regulated and the regulators in many jurisdictions have broad, and in some cases discretionary, authority over insurance companies, including, among other things, with respect to marketing practices, policy rate increases, reserve requirements, capital adequacy, permissible investments, and affiliate transactions. In addition, the insurance sector is subject to frequent regulatory change. While we intend to invest in companies and acquire businesses that seek to comply with applicable laws and regulations, the laws and regulations relating to the insurance industry are complex, may be ambiguous, or may lack clear judicial or regulatory interpretive guidance. Even where laws or regulations purport to be the same across different jurisdictions, they may be inconsistently applied by the regulators of the different jurisdictions.
In terms of regulatory changes, the following changes in particular may affect the operations and prospects of our investments in the insurance industry, including Fortitude: (i) changes to interest rates and policies of central banks and regulatory authorities; (ii) changes in applicable direct or indirect taxes, levies or charges; (iii) changes in government or regulatory policy that may significantly influence investor decisions in particular markets in which our investments operate; (iv)
changes relating to the capital adequacy framework and rules designed to promote financial stability, both on an individual
(re)insurance company level and on a group level; (v) changes to policyholder protections; and (vi) developments in financial reporting. An adverse review or determination by any applicable judicial or regulatory authority of any such law or regulation, or an adverse change in applicable regulatory requirements, judicial or regulatory interpretation, or reimbursement programs, could have a material adverse effect on the operations and/or financial performance of our investments in the insurance industry
(including Fortitude) and may increase their compliance and legal costs. Any such costs could negatively impact the value of our investments and the returns we are able to generate on such investments. See “Risks Related to our Company— Adverse economic and market conditions and other events or conditions throughout the world could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise capital, any of which could materially reduce our revenue, earnings, and cash flow and adversely affect our financial prospects and condition.”
Insurance regulatory authorities and regulatory organizations continue to scrutinize alternative asset managers’
involvement in the insurance industry, including with respect to the ownership by such managers or their affiliated funds of, and the management of assets on behalf of, insurance companies. For example, insurance regulators have increasingly focused on the terms and structure of investment management agreements, including whether they are at arms’ length, establish control of the insurance company, grant the asset manager excessive authority over the investment strategy of the insurance company, or provide for management fees that are not fair and reasonable. Regulators have also increasingly focused on the risk profile of certain investments held by insurance companies (including, without limitation, structured credit assets such as collateralized loan obligations), appropriateness of investment ratings and potential conflicts of interest (including affiliated investments), and potential misalignment of incentives and any potential risks from these and other aspects of an insurance company’s relationship with alternative asset managers that may impact the insurance company’s risk profile. This enhanced scrutiny may increase the risk of regulatory actions against us and could result in new or amended regulations that limit our ability, or make it more burdensome or costly, to enter into investment management agreements or advisory with insurance companies and thereby grow our insurance strategy.
Our relationship with Fortitude may not generate a meaningful contribution to our revenue and our indirect ownership of
Fortitude could give rise to real or apparent conflicts of interest.
While we expect to derive a meaningful contribution to our revenue across our business segments from our investment in and strategic asset management relationship with Fortitude, as described in Note 5 to Part II, Item 8 “—Investments—
Strategic Investment in Fortitude,” we may not be successful in doing so. Pursuant to investment management agreements into which we have entered with Fortitude subsidiaries and certain companies with which they have reinsurance agreements (the
“Ceding Companies”), certain of our subsidiaries receive performance fees and/or management fees from carry funds and separately managed accounts into which Fortitude Re and the Ceding Companies invest. Through its subsidiaries we managed or advised $17.5 billion of capital attributable to investments made under these investment management agreements, as of
December 31, 2023. In addition, in April 2022, we entered into a strategic advisory services agreement with certain subsidiaries of Fortitude through our insurance investment advisor, Carlyle Insurance Solutions Management L.L.C. (“CISM”). Under the
agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Such management fee may decline if there is a corresponding decline in the fair value of the assets we manage and/or the performance of the portfolio.
Our investment management agreements with Fortitude subsidiaries and the Ceding Companies are terminable under certain circumstances. If such investment management agreements were terminated, it could have a material adverse effect on our business, results of operations, and financial condition. There can be no assurance that the benefit we receive from Fortitude subsidiaries will not decline due to a disruption or decline in Fortitude’s business or a change in our relationship with Fortitude, including our investment income from our indirect interest in Fortitude and/or investment management agreements with
Fortitude subsidiaries and the Ceding Companies. We may be unable to replace a decline in the revenue derived from investments made in our funds and entities by Fortitude Re and/or the Ceding Companies on a timely basis if our relationship with Fortitude were to change or if Fortitude were to experience a material adverse impact to its business.
Carlyle FRL owns a controlling interest in Fortitude and has the right to appoint a majority of its board of directors.
As a result, there may be real or apparent conflicts of interest with respect to matters affecting the Company, Carlyle-managed funds, and their portfolio companies and Fortitude, including with respect to the fiduciary duties that our employees that are board members owe to Fortitude in addition to the duties that they have to the Company. In addition, conflicts of interest could arise with respect to transactions involving business dealings between the Company, Fortitude and each of their respective affiliates. The foregoing conflicts of interest may also arise with respect to subsidiaries of Fortitude.
Our investments in the life sciences industry may expose us to increased risks.
Investments by Abingworth may expose us to increased risks. For example:
•Life sciences and healthcare companies are subject to extensive regulation by the U.S. Food and Drug
Administration, similar foreign regulatory authorities and, to a lesser extent, other federal and state agencies.
These companies are subject to the expense, delay, and uncertainty of the product approval process, and there can be no guarantee that a particular product candidate will obtain regulatory approval. In addition, the current regulatory framework may change or additional regulations may arise at any stage during the product development phase of an investment, which may delay or prevent regulatory approval or impact applicable exclusivity periods. If a company in which our funds are invested is unable to obtain regulatory approval for a product candidate, or a product candidate in which our funds are invested does not obtain regulatory approval, in a timely fashion or at all, the value of our investment would be adversely impacted. Moreover, a clinical trial (including enrollment therein) or regulatory approval process for pharmaceuticals has and may in the future be delayed, otherwise hindered, or abandoned as a result of epidemics (including COVID-19), which could have a negative impact on the ability of the investment to engage in trials or receive approvals, and thereby could adversely affect the performance of the investment. In the event such clinical trials do not comply with the complicated regulatory requirements applicable thereto, such companies may be subject to regulatory actions.
•Intellectual property often constitutes an important part of a life sciences company’s assets and competitive strengths, particularly for royalty monetization transactions. To the extent such companies’ intellectual property positions with respect to products in which Abingworth invests, whether through a royalty monetization or otherwise, are challenged, invalidated, or circumvented, the value of Abingwoth’s investment may be impaired. The success of a life sciences investment depends in part on the ability of the biopharmaceutical or medical device companies in whose products Abingworth invests to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of such products. The patent positions of such companies can be highly uncertain and often involve complex legal, scientific, and factual questions.
•The commercial success of products could be compromised if governmental or third-party payers do not provide coverage and reimbursement, breach, rescind, or modify their contracts or reimbursement policies or delay payments for such products. In both the U.S. and foreign markets, the successful sale of a life sciences company’s product depends on the ability to obtain and maintain adequate coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and third-party payers continue to pursue aggressive initiatives to contain costs and manage drug utilization and are increasingly focused on the effectiveness, benefits, and costs of similar treatments, which could result in lower reimbursement rates and narrower populations for whom the products in which Abingworth invests will be reimbursed by payers. For example, in the U.S., federal legislation has passed that modifies coverage, reimbursement, and pricing policies for certain products. Although certain components of such legislation have yet to be implemented or defined by regulatory agencies, such legislation may result in the unavailability of adequate third-party payer reimbursement to enable Abingworth to realize an appropriate return on its investment.
The aviation leasing industry is subject to significant volatility and may expose us to additional risks.
Carlyle Aviation Partners participates in the aircraft leasing industry, which has historically been cyclical in nature for a number of reasons outside the control of industry participants, including: (i) the demand for aviation travel; (ii) geopolitical and other events, including the war in Ukraine, the Israel-Hamas war, and other wars, civil disturbances, acts of terrorism, outbreaks of epidemic diseases, including the COVID-19 global pandemic; and natural disasters; (iii) governmental regulation, including regulation of trade, such as the imposition of import and export controls, tariffs, and other trade barriers; (iv)
weakness in the capital and credit markets and the availability of credit; (v) significant decreases in purchasing power caused by inflation or otherwise; (vi) fluctuations in interest rates whether caused by changes in monetary policy, lack of supply, or other economic conditions; (vii) changing political conditions, including risk of rising protectionism and authoritarian regimes, restrictions on immigration, or impositions of new trade barriers, including additional economic sanctions or export controls
(including those introduced due to the war in Ukraine); (viii) cyber risk, including information hacking, viruses, and malware;
(ix) operating costs, availability and price of jet fuel, and general economic conditions affecting aircraft operations; (x)
customer restructurings and bankruptcies and decreases in the creditworthiness of customers; (xi) manufacturer production levels and technological innovation; (xii) aircraft and engine models being retired or otherwise made obsolete; (xiii) the industry ceasing to produce aircraft or engine types; (xiv) new-entrant manufacturers producing additional aircraft that compete with existing models; (xv) aircraft age and the advent of newer models of aircraft; (xvi) airworthiness directives and service bulletins; (xvii) safety, noise, and emission standards and regulations; and (xviii) the availability of spare parts.
A decline in demand for leased aircraft generally, or as a result of the factors described above, may result in decreases in rental rates, result in lease defaults, and delay or prevent the re-lease or sale of assets on favorable terms.
Risks Related to Our Common Stock
The market price of our common stock may decline due to the large number of shares of common stock eligible for future sale.
The market price of our common stock may decline as a result of sales of a large number of shares of common stock in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to sell common stock in the future at a time and at a price that we deem appropriate.
Subject, in some cases, to compliance with our insider trading policy, minimum retained ownership requirements and limitations applicable to affiliates under Rule 144 under the Securities Act, all of these shares are freely tradable. In addition, the holders of these shares have the benefit of registration rights agreements with us. Moreover, as holders of freely tradable common stock rather than Carlyle Holdings units, the Former Private Unitholders are now able to more easily sell shares of common stock into the market (or donate shares of common stock to charities which in turn may sell these into the market) than was the case before the Conversion. For example, the Former Private Unitholders are no longer subject to restrictions that in most cases limited their ability to exchange Holdings Units for common units to prescribed quarterly exchange dates. This could result in the Former Private Unitholders disposing of their equity interests in us more quickly and/or at a higher volumes than in the past, and the market price of our common stock could decline as a result. Subject to the restrictions described below, we may issue and sell in the future additional shares of common stock. The issuance of additional equity securities or securities convertible into equity securities would also result in dilution of our existing shareholders’ equity interest. The issuance of the additional shares of common stock, the sale of shares of common stock by our significant shareholders, and the vesting and sale of restricted stock units or the perception that such sales may occur could cause the market price of our common stock to decline.
As of December 31, 2023, our Chief Executive Officer held a total of 6,532,880 unvested restricted stock units
(inclusive of unvested dividend equivalent units that have been credited on such awards) in respect of awards that were granted to him outside of the Equity Incentive Plan in connection with his hiring. Under our Equity Incentive Plan, we had 22.2 million unvested restricted stock units outstanding as of December 31, 2023. In June 2021, our shareholders approved an amended and restated Equity Incentive Plan pursuant to which we were authorized to issue awards in respect of up to 16,000,000 shares of common stock and, at our 2023 Annual Meeting of Shareholders, our shareholders approved an amendment and restatement of the Equity Incentive Plan to increase the shares of common stock reserved for issuance under the Equity Incentive Plan by an additional 23,800,000 shares (from 16,000,000 shares prior to the amendment and restatement to a total of 39,800,000 shares following the amendment and restatement). As of December 31, 2023, the total number of shares of common stock available for grant under the amended and restated Equity Incentive Plan was 27.3 million and, following the grant of awards in February
2024, the total number of shares of common stock available for grant under the amended and restated Equity Incentive Plan was
10.1 million. A further increase in the number of shares available for grant under the Equity Incentive Plan would require shareholder approval, and any such approval would result in more shares that may be delivered in settlement of vested restricted stock unit awards and that may ultimately be sold in the market, which could lead to a decline in the market price of our common stock. We have filed several registration statements and intend to file additional registration statements on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for common stock issued or available for future grant under our amended and restated Equity Incentive Plan, when applicable. Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common stock registered under such registration statement will be available for sale in the open market. As restricted stock unit awards vest and shares of common stock are delivered to restricted stock unit holders, the market price of our common stock may decline if such holders elect to sell their shares of common stock. Morgan Stanley, our equity plan service provider, may, from time to time, act as a broker, dealer, or agent for, or otherwise facilitate sales in the open market through block transactions or otherwise of our common stock on behalf of, plan participants, including in connection with sales of shares of common stock to fund tax obligations payable in connection with the vesting of awards under our amended and restated Equity Incentive Plan.
The market price of our common stock has been and may continue to be volatile, which could cause the value of your investment to decline.
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
The market price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends to common stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation, and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries in which we participate or individual scandals, another pandemic or global health crisis like the COVID-19 pandemic, general market conditions, and other events or occurrences, and in response the market price of our common stock could decrease significantly.
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
Carlyle Group Management L.L.C., which is wholly owned and controlled by our founders and other senior Carlyle professionals, holds approximately 41% of the voting power of our common stock as of December 31, 2023, pursuant to an irrevocable proxy granted to it by senior Carlyle professionals and certain other former limited partners of Carlyle Holdings who became holders of shares of common stock in connection with the Conversion.
For so long as Carlyle Group Management L.L.C. continues to have voting power over a significant percentage of our common stock, even though such amount is less than 50%, it will be able to significantly influence the composition of our
Board of Directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Carlyle
Group Management L.L.C. will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers. In particular, for so long as Carlyle Group Management L.L.C.
continues to own a significant percentage of our common stock, it will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could delay or deter possible changes in control of our company and could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock. In addition, sales of our common stock by one or more of our founders may cause the market price of common stock to be volatile. The interests of Carlyle Group Management L.L.C. may not coincide with our interests or the interests of other holders of our common stock. See “Risks Related to Our Common Stock— The market price of our common stock has been and may continue to be volatile, which could cause the value of your investment to decline.”
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
Our amended and restated certificate of incorporation does not limit the ability of our former general partner, founders, directors, officers, or stockholders to compete with us.
Our amended and restated certificate of incorporation provides that none of Carlyle Group Management L.L.C., any person that controls Carlyle Group Management L.L.C., and our founders, directors and officers, and stockholders will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. In the ordinary course of their business activities, these persons may engage in activities where their interests conflict with our interests or those of our other stockholders.
These persons also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to the Company. In addition, these persons may have an interest in our pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to our common stockholders.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or delay acquisition attempts for us that stockholders might consider favorable.
Our amended and restated certificate of incorporation and bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our Board of Directors. Among other things, these provisions:
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
•would allow us to authorize the issuance of shares of one or more series of preferred stock, including in connection with a stockholder rights plan, financing transactions, or otherwise, the terms of which series may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
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
Moreover, as a Delaware corporation, we are subject to provisions of Delaware law, which may impede or discourage a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under
Delaware law, our stockholder agreements with our founders and proxy held by Carlyle Group Management L.L.C. could discourage, delay, or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or could negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
The provision of our amended and restated certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against us and our directors, officers, and stockholders.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that any claims, suits, actions, or proceedings arising out of or relating in any way to our amended and restated certificate of incorporation may only be brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction. This provision may have the effect of discouraging lawsuits against us and our directors, officers, and stockholders.
If The Carlyle Group Inc. were deemed to be an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
An entity generally will be deemed to be an “investment company” for purposes of the Investment Company Act if:
•it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; or

•absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting, or trading in securities. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting, or trading in securities. Accordingly, we do not believe that The Carlyle Group Inc. is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company
Act and described in the first bullet point above. Furthermore, The Carlyle Group Inc. does not have any material assets other than its interests in certain wholly owned subsidiaries, which in turn have no material assets other than general partner interests in the Carlyle Holdings partnerships. These wholly owned subsidiaries are the sole general partners of the Carlyle Holdings partnerships and are vested with all management and control over the Carlyle Holdings partnerships. We do not believe that the equity interests of The Carlyle Group Inc. in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the Carlyle Holdings partnerships are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of The Carlyle Group Inc.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are composed of assets that could be considered investment securities. Accordingly, we do not believe that
The Carlyle Group Inc. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment
Company Act as described in the second bullet point above. In addition, we believe that The Carlyle Group Inc. is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.
The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options, and impose certain governance requirements. We intend to conduct our operations so that The Carlyle Group Inc. will not be deemed to be an investment company under the Investment Company Act. If anything were to happen that would cause
The Carlyle Group Inc. to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates
(including us) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among The Carlyle Group Inc. and our senior Carlyle professionals, and materially adversely affect our business, results of operations, and financial condition. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.
The consolidation of investment funds, holding companies, or operating businesses of our portfolio companies could make it more difficult to understand the operating performance of the Company and could create operational risks for the Company.
Under applicable U.S. GAAP standards, we may be required to consolidate certain of our investment funds, holding companies, or operating businesses if we determine that these entities are VIEs and that we are the primary beneficiary of the
VIE, as discussed in Note 2 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. The consolidation of such entities could make it difficult for an investor to differentiate our assets, liabilities, and results of operations apart from the assets, liabilities, and results of operations of the consolidated VIEs. The assets of the consolidated
VIEs are not available to meet our liquidity requirements and, similarly, we generally have not guaranteed or assumed any obligation for repayment of the liabilities of the consolidated VIEs.
As of December 31, 2023, the total assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $7.8 billion and $6.9 billion, respectively.
Risks Related to Taxation
Changes in relevant tax laws, regulations, or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate, tax liability, and/or the performance of certain funds should unexpected taxes be assessed to portfolio investments (companies) or fund income.
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations, and treaties.
These laws, regulations, and treaties are complex, and the manner that they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations, and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities (including the Internal Revenue Service (“IRS”), which has received additional funding under the Inflation
Reduction Act of 2022 (the “IRA”) to bolster enforcement of the U.S. tax code) could challenge our interpretation, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate.
There may be changes in tax laws or interpretations of tax laws (possibly with retrospective effect) in jurisdictions in which we operate, are managed, are advised, are promoted, or invest. Such changes could materially increase the amount of taxes, we, our portfolio companies, our investors, or our employees and other key personnel and service providers are required to pay. In particular, both the level and basis of taxation may change. Changes to taxation treaties or interpretations of taxation treaties between one or more such jurisdictions and the countries through which we hold investments, or the introduction of, or change to, EU directives may adversely affect our ability to efficiently realize income or capital gains and to efficiently repatriate income and capital gains from the jurisdictions in which they arise.
Past and future changes to tax laws and regulations may have an adverse impact on us, including by materially and adversely affecting the value of our investments or the feasibility of making certain investments. This could significantly affect returns to investors, cause us to revalue our net deferred tax assets, and/or have a material change to our effective tax rate and tax liabilities. For example, the enactment of the TCJA in 2017 resulted in many significant changes to the U.S. federal income tax laws, including changes to the taxation of carried interest, changes to the deductibility of certain interest expense and compensation, limitations on the utilization of net operating losses, and changes relating to the scope and timing of U.S.
taxation of earnings from international operations (including through an expanded definition of “controlled foreign corporations,” introduction of a minimum tax on “global intangible low-taxed income” (“GILTI”), and changes to the creditability of foreign taxes). In addition, foreign tax credit regulations published in 2022 have introduced significant, fundamental changes to the definition of what is considered a creditable foreign income tax, including an attribution requirement, which could have an adverse impact on us, our portfolio companies, and/or our investors. However, the U.S.
Department of the Treasury and the IRS provided temporary relief in 2023 from certain provisions of the foreign tax credit regulations. Proposed regulations were also issued in 2023 related to functional currency and taxation on foreign exchange transactions, which could change how taxpayers are currently computing foreign exchange calculations. Further, the IRA introduced, among other things, a 15% alternative minimum tax on the “adjusted financial statement income” of certain large corporations and a 1% excise tax on certain actual and deemed stock repurchases. We expect to be an applicable corporation that is subject to the alternative minimum tax, as well as a covered corporation that is subject to the 1% excise tax. These and other changes may not only materially change the amount and/or timing of tax we and our portfolio companies may be required to pay, but may also increase tax-related regulatory and compliance costs. The alternative minimum tax requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the IRA, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Department of the Treasury, the IRS, and other standard-setting bodies have issued some guidance and are expected to issue additional guidance on how the alternative minimum tax provisions of the
IRA will be applied or otherwise administered that may differ from our interpretations. As we comply with the provisions of the
IRA, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which adjustments are made.
State and local governments may also enact tax laws that could result in fundamental changes in state and local taxation and have a material adverse effect on our results of operations, financial condition, and cash flow. In particular, both the level and basis of taxation may change. For example, the State of New York issued final regulations on December 27, 2023, that will implement comprehensive franchise tax reform for corporations, banks, and insurance companies. This did not have a material impact to our consolidated financial statements, however we will continue to monitor as additional guidance is released by the State of New York.
Some countries are implementing, or considering implementing, new legislation relating to remote working following the COVID-19 pandemic, or ending concessionary treatment applied during the pandemic. Our employees and other key personnel and service providers remain more diversely located than before the pandemic, and developments in this area could potentially lead to increased tax and compliance costs, including as result of increased payroll tax and social security costs for our entities, and our entities being subject to tax in jurisdictions where they are not currently considered to have a taxable presence. If our employees or other key personnel and service providers bear increased tax costs, or if we need to take a stricter approach on working practices, this may also affect our ability to retain such individuals.
International tax developments may also significantly impact us. The OECD’s base erosion and profit shifting
(“BEPS”) project is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions, interest deductibility, and eligibility for the benefits of double tax treaties. Several of the proposed measures, including measures covering treaty abuse (including an anti-abuse “principal purpose” test), the deductibility of interest expense, local nexus requirements, transfer pricing, and hybrid mismatch arrangements are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors, and/or our portfolio companies, including by adversely impacting our ability to efficiently realize and repatriate income and capital gains from the jurisdictions in which they arise.
Many individual jurisdictions have introduced domestic legislation implementing certain of the BEPS action points, but, because timing of implementation and the specific measures adopted will vary among participating member countries, significant uncertainty remains regarding the impact of the BEPS proposals. Moreover, many of the jurisdictions in which we have made (or expect to make) investments have now ratified, accepted, and approved the OECD’s Multilateral Instrument that brings into effect a number of relevant changes to double tax treaty eligibility. While these changes continue to be introduced, there remains uncertainty as to whether and to what extent we may benefit from such treaties and whether our funds may look to their investors in order to derive tax treaty or other benefits. This position is likely to remain uncertain for a number of years.
In addition, the EU has adopted (and subsequently extended) an Anti-Tax Avoidance Directive (the “ATAD rules”), which directly implements some of the BEPS project action points within EU law and requires EU Member States to transpose the ATAD rules into their domestic laws. The ATAD rules, which include rules targeting reverse hybrids, and the domestic laws that implement them are extensive, complex, and could apply to a wide range of scenarios. While certain countries have issued guidance on the application of these rules, the impact of the ATAD rules and their application to our entities remains uncertain. These rules could have an adverse tax impact on our firm, funds, investors, and/or our portfolio companies.
On January 17, 2023, the European Parliament approved a proposal for an anti-tax avoidance directive laying down rules to prevent the misuse of shell entities for tax purposes within the EU (the “Unshell Proposal,” also known as “ATAD
III”). The final text will need to be approved by the Council of the European Union. If implemented, the Unshell Proposal could, among other things, impose additional taxes on our entities (including by imposing additional limitations on the deductibility of interest payments) and/or impact our ability to repatriate investment returns and/or international profits in a tax efficient way resulting in additional tax costs and/or reporting, disclosure, and computation obligations (which could result in increased administrative and compliance costs) for our entities.
Moreover, a number of further proposals from the European Commission have or are expected to be issued that further enhance and move beyond the work on the BEPS project. First, a package of tax reforms was adopted by the European
Commission on September 12, 2023, comprising the “Proposal for a Council Directive on Business in Europe: Framework for
Income Taxation” (“BEFIT”) (which seeks to produce a comprehensive solution for business taxation in the EU) and the
“Proposal for a Council Directive on transfer pricing” (which seeks to harmonize transfer pricing rules within the EU and ensure a common approach to transfer pricing). BEFIT aims to introduce a common set of rules for EU companies to calculate their taxable base while ensuring a more effective allocation of profits between EU countries. Following adoption by the
European Council, the proposals are intended to come into force on July 1, 2028 (for BEFIT) and January 1, 2026 (for the
transfer pricing proposals). BEFIT has the potential to alter taxing rights with the EU, and may include substantive changes to applicable tax rules. Second, the European Commission has proposed changes to the procedures used across the European
Union in respect of withholding taxes. Specifically, the changes are aimed to simplify the procedures for a refund or to apply for relief at the source; however, the proposal could have broader implications. If adopted, these withholding tax proposals are expected to come into effect from January 1, 2027. Whether these proposals will be taken forward, and if so the details and timing of their implementation and the impact on our funds, or any entities in or through which our funds invest, is uncertain.
The OECD has also issued proposals, commonly referred to as “BEPS 2.0,” which fundamentally change the international tax system. The proposals are based on two “pillars” involving the shifting of taxing rights to the jurisdiction of the consumer (“Pillar One”) and ensuring all companies pay a global minimum corporate tax (“Pillar Two”).
Under Pillar One, multinational enterprises (“MNEs”) with an annual global turnover of at least EUR 20 billion will be subject to rules allocating a formulaic share of consolidated profits in excess of a 10% profit margin to the jurisdictions where their consumers or users are located (subject to threshold rules). MNEs carrying on specific low-risk activities are excluded, including “regulated financial services.” Pillar Two imposes a minimum effective tax rate of 15% on MNEs that have consolidated revenues of at least EUR 750 million in at least two out of the last four years. Pillar Two introduces two related tax measures (the “GloBE” rules): the income inclusion rule (“IIR”) imposes a top up tax on a parent entity where a constituent member of the MNE group has low-taxed income, while the undertaxed payment rule (“UTPR”) applies to intra-group payments if a constituent member’s income is not taxed by an IIR. In addition, a subject to tax rule (“STTR”) will permit source jurisdictions to impose limited withholding taxes on low-taxed related party payments, which will be creditable against the
GloBE rules tax liability. The OECD has released model rules and commentary for Pillar Two, including guidance on the treatment of taxes paid by U.S. companies on non-U.S. income under the U.S. Global Intangible Low-Taxed Income regime.

The proposals are complex and subject to significant uncertainty, and consultation in respect of certain aspects of the rules is ongoing as we await further guidance from the OECD. It is anticipated that certain classes of entities that are typically exempt from tax will be outside of the scope of Pillar Two, including investment funds and real estate investment vehicles (as respectively defined), which are the ultimate parent entity of the MNE group (and certain holding vehicles of such entities);
however, the application of these exemptions to our entities remains open to significant uncertainty. Although certain elements of Pillar Two have been implemented or are due to be implemented imminently, important details, in particular on the implementation of certain elements of Pillar One, are still awaited. The UTPR is not expected to apply until 2025.
Various countries have implemented or intend to implement the OECD’s recommended model rules. In particular, the
Council of the European Union formally adopted Pillar Two and required all 27 EU member states to adopt local legislation during 2023 to implement Pillar Two rules that apply in respect of the fiscal years beginning from December 31, 2023, and a number of other countries outside the EU member states have implemented (or are currently proposing to implement) core elements of the Pillar Two proposal. Many other countries will also seek to implement other proposals including a potential digital services tax. There remains significant uncertainty as to the interaction of these rules and, subject to the development and implementation of both Pillar One and Pillar Two (including the details of any domestic legislation, double taxation treaty amendments, and multilateral agreements that may be necessary to implement them), effective tax rates could increase for our firm, funds, portfolio companies, and investors, including by way of higher levels of tax being imposed, possible denial of deductions, increased withholding taxes, and/or profits being allocated differently. It is likely that our entities will also be subject to significant additional compliance and/or reporting obligations. Any tax laws, regulations, or treaties newly enacted or enacted in the future may also cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities, as a result.
Moreover, the Netherlands continues to provide additional updates to its withholding tax on dividends. As of January
1, 2024, dividend distributions made by Dutch companies to “associated beneficiaries” established in blacklisted jurisdictions
(or non-blacklisted jurisdictions, in the case of situations that are deemed to be “abusive”) may be subject to a conditional withholding tax. The applicable tax rate is linked to the highest corporate income tax in the relevant year (being 25.8% in
2024). A draft bill, including amendments, on a proposed dividend withholding tax exit charge has been presented to parliament. If the bill is accepted, it would be retroactively effective as of December 8, 2021. We are evaluating and monitoring the impact of these changes, which could result in additional withholding taxes being levied on our investment funds or on repatriation of income and gains generated.
U.S. and foreign tax regulations could adversely affect our ability to raise funds from certain foreign investors and increase compliance costs.
We must comply with complicated and expansive information tax reporting regimes in multiple jurisdictions, which require us to perform due diligence and to report information about certain account holders and investors, as well as potential withholding. Failure to comply with these requirements could result in increased administrative and compliance costs for our investment entities and, in some cases, could subject our investment entities to increased withholding taxes or monetary penalties.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
Risk Management and Strategy
We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, standards, processes, and practices, which are integrated into our overall risk management system. To protect our information systems from cybersecurity threats, we use various security tools that help us identify, protect against, detect, respond to, and recover from security incidents. These efforts are implemented by our Global Technology & Solutions (“GTS”) team in partnership with our business, legal, and compliance teams, and are essential for us to conduct investment activities, manage internal administration activities, and connect our global enterprise.
Our systems, data, network, and infrastructure are monitored and administered by formal controls and risk management processes that log events and help protect the firm’s data. In addition, our business continuity plans are designed to allow critical business functions to continue in an orderly manner in the event of an emergency. The GTS team works closely with our business segment teams to maintain operational resilience through business continuity planning and annual information technology disaster recovery and incident response plan testing, which collectively support the goal of mitigating risk were an emergency to occur. These efforts are underpinned by the implementation of security best practices, where possible, such as:
•Multi-factor authentication for remote access, privileged access management for system administrators, application whitelisting, laptop encryption, and advanced malware defenses on endpoints;
•Incident preparedness and response planning and risk mitigation;
•Independent and continuous security testing, assessment, and vulnerability management;
•Regular security awareness training, including phishing simulations, for Carlyle authorized users;
•Restrictions on access to personal email accounts, cloud storage, social media, risk-based categories of websites, and USB storage devices;
•Device and system access management policies and procedures that restrict access upon employee or contractor separation from the company; and
•Compliance attestations by Carlyle personnel on firm policies, such as our acceptable use policy, upon hire and annually.
In addition, we partner with third parties to assess the effectiveness of our cybersecurity program, including audits and assessments performed under the direction of Carlyle’s Internal Audit team, which co-sources with third-party cybersecurity experts in conducting its reviews. GTS also administers the firm’s cyber third-party risk management program, which assesses external service providers before onboarding and provides ongoing monitoring in accordance with certain risk-based cybersecurity criteria.
To our knowledge, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition. The sophistication of cyber threats continues to increase and there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. Consequently, given that the magnitude of cybersecurity incidents or threats are difficult to predict, we are unable to determine at this time whether risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For an additional description of cybersecurity risk and potential related impacts on us, see Part I, Item 1A “Risk Factors—Risks
Related to Our Company—Operational risks (including those associated with our business model), system security risks, breaches of data protection, cyberattacks, or actions or failure to act by our employees or others with authorized access to our networks, including our ability to insure against such risks, may disrupt our businesses, result in losses, or limit our growth.”
Governance
Our Board of Directors oversees our enterprise risk management strategy, including our strategy on cybersecurity risks, directly and through its committees. In this respect, the Audit Committee of the Board of Directors (the “Audit
Committee”) oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity, and reports from the Chief Audit Executive on our enterprise risk profile on an annual basis. In addition, our Chief Information Security Officer (“CISO”) leads our cybersecurity program, chairs our Information Security Steering Committee (“ISSC”), and provides cybersecurity status reporting to our Audit Committee at least annually. The ISSC meets quarterly and ensures that cybersecurity initiatives are in alignment with Carlyle’s strategic priorities.
We take a risk-based approach to cybersecurity and have implemented cybersecurity policies, standards, processes, and practices throughout our operations that are designed to address cybersecurity threats, events, and incidents. In particular, our cybersecurity program supports security governance, security awareness and training, security engineering and architecture, security risk management, vulnerability management, security monitoring, and incident response capabilities. In addition, our incident response plan contains escalation and reporting protocols, including reporting to the firm’s Disclosure Committee to consider materiality of cybersecurity incidents. Policies and procedures are in place to assist the firm’s Disclosure Committee with these materiality assessments and any resulting reporting requirements.
Our CISO, in coordination with our Chief Financial Officer, Chief Compliance Officer, Chief Information Officer,
Chief Risk Officer, and Chief Audit Executive, among certain other senior executives, is responsible for leading the assessment and management of cybersecurity risks. The current CISO has over 30 years of experience in information security and is a
Certified Information Systems Security Professional. As described above, our CISO leads our cybersecurity program, chairs
Carlyle’s ISSC that is comprised of senior management and other sector representatives, and provides cybersecurity status reporting to our Audit Committee as necessary and at least annually.
ITEM 2.PROPERTIES
Our principal executive offices are located in leased office space at 1001 Pennsylvania Avenue, NW, Washington,
D.C. We also lease the space for our other 27 offices. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.
ITEM 3.LEGAL PROCEEDINGS
In the ordinary course of business, the Company is a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. See Note 9 to the consolidated financial statements in Part II, Item 8 of this Annual
Report on Form 10-K for a discussion of certain of these matters.
ITEM 4.MINE SAFETY DISCLOSURES
Not Applicable.
PART II.
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CG.”
The number of holders of record of our common stock as of February 16, 2024 was 8. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
Dividend Policy
Under our dividend policy for our common stock, we expect to pay our common stockholders an annualized dividend of $1.40 per share of common stock, equal to a quarterly dividend of $0.35 per share of common stock.
The declaration and payment of any dividends to holders of our common stock are subject to the discretion of our
Board of Directors, which may change our dividend policy at any time or from time to time, and the terms of our certificate of incorporation. There can be no assurance that dividends will be made as intended or at all or that any particular dividend policy will be maintained.
Stock Performance Graph
The following graph depicts the total return to holders of our common stock from the closing price on December 31,
2018, the last trading day of our 2018 fiscal year, through December 29, 2023, the last trading day of our 2023 fiscal year, relative to the performance of the Dow Jones U.S. Asset Managers index, the S&P 500 index, and the S&P MidCap 400 index.
In November 2023, the Company was added to the S&P MidCap 400 index and, accordingly, the Company has elected to replace the S&P 500 index with the S&P MidCap 400 index in the graph below. In this transition year, we have included both indices in the graph below. The graph assumes $100 invested on December 31, 2018 and dividends received reinvested in the security or index.

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

$450
$400
$350
$300
$250
$200
$150
$100
$50
$393
$315
$217
$220
$221
$205
$207
$200
$156
$164
$198
$131
$146
$161
$125
$127
$126
$114
$116
$100
$87
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/30/2022
12/29/2023
CG
Dow Jones U.S. Asset Manager
S&P 500 Index
S&P MidCap 400 Index

Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended December 31, 2023 for the periods indicated:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
	(Dollars in millions, except unit and per unit data)
October 1, 2023 to October 31, 2023 (1)	—	$—	—	$396.8
November 1, 2023 to November 30, 2023 (1)	—	$—	—	$396.8
December 1, 2023 to December 31, 2023 (1)	—	$—	—	$396.8
Total	—		—
(1)On October 28, 2021, we announced that the Board of Directors of the Company authorized the repurchase of up to
$400.0 million of common stock in the aggregate, effective January 1, 2022. In February 2023, the Board of Directors
replenished the repurchase program and expanded the limit to $500 million of common stock in aggregate, effective
March 31, 2023.
On February 7, 2024, we announced that the Board of Directors reset the total share repurchase authorization to $1.4 billion in shares of our common stock, effective as of February 6, 2024. Under this repurchase program, which has no expiration date, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions.
In addition to repurchases of common stock, the repurchase program will be used for the payment of tax withholding amounts upon net settlement of equity awards granted pursuant to our Equity Incentive Plan or otherwise based on the value of shares of withheld that would have otherwise been issued to the award holder. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Sales of Unregistered Securities
In 2017, we amended our agreement with NGP Management. Pursuant to the amended agreement, we agreed, among other things, to issue additional shares of common stock on each of February 1, 2018, 2019 and 2020, with a value of $10.0 million per year to an affiliate of NGP Management. For each year thereafter, we agreed to issue additional shares of common stock on February 1 in an amount based on total distributions received by the Company from NGP Management, in any case not to exceed $10.0 million per year.
In order to effectuate the amended NGP agreement, we entered into agreements with an affiliate of NGP Management on each of the dates below to deliver such shares as follows:

	Shares of Common Stock Delivered / Deliverable in August,
	2021	2022	2023	2024	2025	2026	2027
Date of Agreement:
February 1, 2018	120,159	—	—	—	—	—	—
February 1, 2019	164,391	164,393	—	—	—	—	—
February 1, 2020	119,760	89,821	89,820	—	—	—	—
February 1, 2021	—	116,559	87,419	87,418	—	—	—
February 1, 2022	—	—	75,290	56,467	56,467	—	—
February 1, 2023	—	—	—	103,432	77,574	77,573	—
February 1, 2024	—	—	—	—	98,918	74,188	74,187
Such securities have been offered and sold in reliance on the exemption contained in Section 4(a)(2) of the Securities
Act as a transaction by the issuer not involving a public offering. No general solicitation or underwriters were involved in such offer and sale.
Rule 10b5-1 Trading Plans
As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers, and other employees, from time to time, some of these persons may establish plans or arrangements complying with
Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common stock.
ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
Unless the context suggests otherwise, references in this report to “Carlyle,” the “Company,” “we,” “us” and “our”
refer to The Carlyle Group Inc. and its consolidated subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and the related notes included in this Annual Report on Form 10-K.
The following discussion includes a comparison of our results for the years ended December 31, 2023 and 2022. For a discussion of our results for the year ended December 31, 2021 and a comparison of results for the years ended December 31,
2022 and 2021, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
of our Annual Report on Form 10-K for the year ended December 31, 2022, which specific discussion is incorporated herein by reference.
Overview
We are one of the world’s largest global investment firms that deploys private capital across its business, and we conduct our operations through three reportable segments: Global Private Equity, Global Credit, and Global Investment
Solutions.

•Global Private Equity—Our Global Private Equity segment advises our buyout, middle market and growth capital funds, our U.S. and internationally focused real estate funds, and our infrastructure and natural resources funds. The segment also includes the NGP Carry Funds advised by NGP. As of December 31,
2023, our Global Private Equity segment had $161.3 billion in AUM and $106.7 billion in Fee-earning AUM.
•Global Credit—Our Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, aircraft financing and servicing, infrastructure debt, insurance solutions and global capital markets. As of December 31, 2023, our Global Credit segment had $187.8 billion in AUM and $155.2 billion in Fee-earning AUM.
•Global Investment Solutions—Our Global Investment Solutions segment advises global private equity programs and related co-investment and secondary activities. As of December 31, 2023, our Global
Investment Solutions segment had $76.9 billion in AUM and $45.5 billion in Fee-earning AUM.
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

Trends Affecting our Business
The global economy demonstrated resilience in 2023, despite aggressive monetary policy tightening by most central banks aimed at combating inflation. U.S. economic growth exceeded expectations despite volatility across underlying expenditure categories, the Euro-area economy showed resilience despite the downdraft from energy-intensive industrials and
Germany, China’s economy achieved its growth targets despite uneven growth rates across sectors, while India and Korea maintained growth in economic activity and consumption. The U.S. economy grew at a 3.3% annualized rate in the fourth quarter of 2023, driven by strong consumer spending, continued business spending on technology (software, data analytics, AI, other digital services), and an ongoing rise in manufacturing facilities investment, which finished the year at more than two times 2019 levels. Although the overall level of spending on services (experiences) accounted for most of the consumption growth in 2023, spending patterns have begun to shift back towards goods. This shift, coupled with curtailed production schedules, has helped inventory-to-sales ratios normalize. This normalization is expected to lead to a rebound in industrial activity, following a weaker performance in 2023. Core and headline inflation finished the year up 3.9% and 3.4%, respectively, from a year earlier, driven by services costs, which were partially offset by declining core goods costs. However, the cessation of destocking, combined with the effects of the Red Sea blockage, has introduced upside price risks. The Federal Reserve is likely at the end of its tightening cycle, as inflationary pressures have become less pronounced and Fed officials have signaled that the current monetary policy has become sufficiently restrictive to curb inflation. Although price pressures have abated, inflation remains above target, the labor market remains resilient, and economic growth is steady, which has driven uncertainty amongst market participants on the timing and magnitude of potential rate cuts.
In China, official data indicate the economy regained traction, growing 5.2% from a year ago, outpacing growth of just
3% in 2022. The expansion was largely propelled by strength in services consumption, which both our proprietary portfolio company data and official data through December 2023 highlight, with economy-wide retail foot traffic across our network increasing by 25.4% and catering and accommodation spending rising 14.5% relative to year-ago levels. This growth was partially offset by weakness in property markets, where new floor space sold in December was 24% lower than the same period a year earlier. This decline seems to be an intentional choice of policymakers, who wish to downsize the sector to levels more consistent with China’s current demographic realities and internal migration trends. Broad measures of economic activity in
Korea suggest domestic demand continued to rise in the fourth quarter, and these measures in India suggest sustained growth momentum as well.
Europe’s economy continued to perform reasonably well given the combined effects of the 450-basis point rise in base rates and the impacts from Russia’s ongoing war with Ukraine on energy. Our data are consistent with a 0.4% contraction in overall GDP for the fourth quarter, but most of that can be attributed to the decline in German industrial orders and energy-
intensive manufacturing activity. When excluding Germany, overall economic activity in Europe is up about 8% from the time of Russia’s invasion of Ukraine in February 2022. Euro-area headline inflation finished 2023 up 2.9% from a year earlier, which suggests that the 25-basis point rate increase in September is likely the last for the ECB this cycle, placing them in a similar wait-and-see position to that of the Federal Reserve.
Estimates of S&P 500 constituents’ earnings and revenue growth for 2023 highlight a significant deceleration from the pace observed in 2022. Earnings estimates were steadily marked down throughout the year, and earnings growth currently stands at just 0.9% for the year, while revenues are estimated to have grown just 2.4% in 2023. However, estimates anticipate that earnings grew by by 3.2% in the fourth quarter of 2023 versus the same period a year ago, led by communication services, consumer discretionary, and utilities. The estimated blended net profit margin for the fourth quarter of 2023 is reported to be
11.1%, nearly unchanged from the 11.2% margin observed a year earlier.
U.S. equity markets performed well in 2023, buoyed by an AI-driven rebound in tech stocks, along with a collapse in rates expectations and risk premiums. The Dow Jones, Russell 2000, and Nasdaq 100 rose 13.7%, 15.1%, and 53.8%, respectively, from December 31, 2022, to December 31, 2023. In the United States, the top seven stocks (Apple, Microsoft,
NVIDIA, Alphabet, Amazon, Tesla, and Meta) constituted over 60% of the S&P 500’s yearly gain of 24.2%—while the “S&P
493” appreciated 12.5% in 2023. During the same period, global equity markets also generally strengthened: the MSCI ACWI and EuroStoxx 600 appreciated 20.1% and 12.7%, respectively, while the Shanghai Composite fell 3.7% amid the lingering effects of China’s property downturn and geopolitical concerns.
Our carry fund portfolio appreciated 7% during 2023. Within our Global Private Equity segment, our corporate private equity funds appreciated 5%, our infrastructure and natural resources funds appreciated 8%, and our real estate funds depreciated (1)%, reflecting the negative impact of higher cap rates. Our Global Credit carry funds (which represent approximately 11% of the total Global Credit remaining fair value as of December 31, 2023) appreciated 12% in 2023 and carry funds in our Global Investment Solutions segment appreciated 10%.

Strategic M&A activity in 2023 experienced the lowest annual volume since 2013, though began to see a pick-up towards the end of the year. Including financial-sponsor transactions, which accounted for approximately 13% of global M&A volume, deal activity totaled approximately $3.2 trillion, a 16% fall from the previous year to the lowest level in ten years.
Global IPO activity remained sluggish as well in 2023, with total proceeds of just under $132 billion, a 33% decline from 2022.
Our transaction and portfolio advisory fees, including the capital markets fees we earn in connection with activities related to the underwriting, issuance, and placement of debt and equity securities, generally track the pace of overall market activity.
During the year ended December 31, 2023, our net transaction and portfolio advisory fees of $68.6 million decreased 35% from
$106.2 million last year but picked up substantially in the fourth quarter of 2023, nearly doubling the fees earned in the fourth quarter of 2022. Consistent with the trends in the broader markets, our announced new investment and realization activity in our carry funds was slower in 2023, however we generated $20.6 billion in realized proceeds from our carry funds – in excess of the $19.8 billion we invested in new or follow-on transactions in our carry funds during 2023, providing net positive distributions to our investors.
In leveraged finance markets, spreads tightened; however, given the continued increase in the base rate (SOFR rose over 500 bps from the beginning of 2022 through the end of the December 2023), financing costs remain close to previous peaks. Average debt multiples remained subdued during the fourth quarter. Refinancings remained the main purpose of leveraged loan issuance, accounting for more than 50% of total issuance in the U.S. institutional loan market during the quarter, but overall leveraged loan issuance for the year declined 26% from 2022 and fell to the lowest level since 2010. Despite considerably tighter financial conditions, LBO activity regained momentum, totaling more than $320 billion globally in 2023, led primarily by financial sponsors targeting acquisitions in the U.S. market. By contrast, venture capital and growth capital remained subdued, seeing the lowest number of funding rounds since 2014. As companies reevaluate their capital structures particularly in light of impending debt maturities, we expect there will be strong deployment opportunities in our Global Credit segment, particularly in our opportunistic credit strategy.
We had $2.2 billion in CLO issuance during 2023, a pace that reflects sluggish volume in new broadly syndicated loan issuances; however, there are signs that the leveraged loan market is beginning to recover following a pullback in the market in connection with interest rate hikes. Our global CLO portfolio continues to experience a default rate less than the industry average, and we are actively managing our credit positions to maintain balanced risk-adjusted credit quality. However, while default rates have remained low, we saw default rates increase in 2023 as inflation and higher financing costs continue to pressure borrower debt-service capacity, a trend we expect to continue in the near term.
Gross originations in our direct lending strategy totaled $1.7 billion in 2023, a slower pace than the record levels of originations in 2022, reflecting the slowdown in sponsor M&A activity. However, current year originations have been at yields higher than our historical average and at higher credit quality. In addition to gross originations, $2.0 billion in existing positions, or 18% of our direct lending portfolio, had improved covenants and documentation or benefited from additional sponsor equity during the year, with the effect of de-risking our portfolio and, in more than half of the volume, increasing the spread or earning an amendment fee. Dividend yields on our business development companies as of December 31, 2023 were approximately 10%, and approximately 10% for CTAC, our interval fund.
We raised $37.1 billion in new capital in 2023, our third highest year of fundraising with Global Credit and Global
Investment Solutions comprising over 75% of new commitments. While we believe that we will continue to attract a significant amount of capital for our buyout funds, we have seen, and expect to continue to see, a decline in buyout fund sizes across most geographies, reflecting the compounding impact of net negative distributions to investors across the industry, combined with increasing geopolitical risk and continued global economic uncertainty, on an already challenging fundraising landscape. The impact of muted realizations on investor liquidity has been exacerbated by an increase in demand on investor capital as the increased cost and reduced availability of subscription lines commonly used to bridge capital calls has led to borrowing repayments and restricted use in current investment activity. This may result in lower management fees in Global Private Equity in the future.
The SEC has put forth several rule proposals, and we are evaluating the potential impacts to our business and operations and those of our portfolio companies. These proposals include, among others, extensive climate change disclosure regulations and safeguarding of advisory client assets for registered investment advisers. In July 2023, the SEC adopted final public company cybersecurity disclosure rules requiring issuers to provide current disclosure on Form 8-K of material cybersecurity incidents and periodic disclosures on Form 10-K of cybersecurity risk management, strategy, and governance. In
August 2023, the SEC adopted final private fund adviser reform rules under the Investment Advisers Act of 1940 requiring private fund advisers registered with the SEC to, among other things, provide investors with quarterly and annual statements detailing information regarding private fund performance, fees, and expenses; obtain an annual audit for each private fund;
obtain a fairness opinion or valuation opinion in connection with an adviser-led secondary transaction; not provide certain preferential rights to investors in a fund and disclose other preferential rights prior to an investor closing into the fund; and
obtain investor consent prior to allocating certain fees or expenses to a fund or borrowing or receiving credit from a fund. We are closely evaluating potential impacts to our business of these rule adoptions and various financial, regulatory, and other proposals put forth by the current Administration and Congress, as well as the Inflation Reduction Act of 2022. The potential for policy changes may create regulatory uncertainty for our investment strategies and our portfolio companies and could adversely affect our profitability and the profitability of our portfolio companies.
Recent Developments
Updates to Compensation Strategy
Effective December 31, 2023, we updated our compensation and incentives program to enhance alignment across all of our stakeholders (our fund investors, our employees and other personnel, and our shareholders). In connection with this change, a higher proportion of our performance allocations revenue will be used to compensate our personnel (rather than retained by the Company), thereby increasing the portion of total personnel compensation that is related to the performance of our funds. Under the realigned program, we expect to allocate a range of 60% to 70% of performance allocations and incentive fees to our personnel, up from a range of generally 45% to 50% prior to December 31, 2023 (although actual amounts may vary by fund). This update of our compensation program resulted in a $1.1 billion charge to performance allocations and incentive fee related compensation expense in the Consolidated Statement of Operations for the year ended December 31, 2023, and an accrual for the same amount in accrued compensation and benefits on the Consolidated Balance Sheet as of December 31, 2023,
to reflect the incremental expense on unrealized performance allocations. As it relates to our Segment results, we expect our realigned compensation program to positively impact Fee Related Earnings and reduce the portion of realized performance revenues retained by the Company in future periods.
Stock Repurchase Program
Our Board of Directors reset the total repurchase authorization to $1.4 billion in shares of our common stock, effective as of February 6, 2024. Under our repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to repurchases of common stock, the repurchase program will be used for the payment of tax withholding amounts upon net settlement of equity awards granted pursuant to our Equity Incentive Plan or otherwise based on the value of shares withheld that would otherwise be issued to the award holder. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
Dividends
In February 2024, the Board of Directors declared a quarterly dividend of $0.35 per common share to common stockholders of record at the close of business on February 23, 2024, payable on March 1, 2024.

Key Financial Measures
Our key financial measures and operating metrics are discussed in the following pages. Additional information regarding U.S. GAAP measures and our other significant accounting policies can be found in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.
Revenues
Revenues primarily consist of Fund management fees, Incentive fees, Investment income (including Performance allocations, realized and unrealized gains of our investments in our funds and other principal investments), as well as Interest and other income.
Fund management fees. Fund management fees include management fees and transaction and portfolio advisory fees.
We earn management fees for advisory services we provide to funds in which we hold a general partner interest or to funds or certain portfolio companies with which we have an investment advisory or investment management agreement. These fees are largely from either traditional closed-end, long-dated funds, which are highly predictable and stable, or Perpetual Capital products as defined below. Management fees also include catch-up management fees, which are episodic in nature and represent management fees charged to fund investors in subsequent closings of a fund which apply to the time period between the fee initiation date and the subsequent closing date. We also earn management fees on our CLOs and other structured products.
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
Transaction and portfolio advisory fees also include fees we receive for the transaction and portfolio advisory services we provide to our portfolio companies. When covered by separate contractual agreements, we recognize transaction and portfolio advisory fees for these services when the performance obligation has been satisfied and collection is reasonably assured. We are generally required to offset our fund management fees by the transaction and advisory fees earned, which we refer to as “rebate offsets.”
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
Investment income (loss). Investment income (loss) consists of our performance allocations as well as the realized and unrealized gains and losses resulting from our equity method investments and other principal investments.
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
Additionally, unrealized performance allocations reverse when performance allocations are realized, and unrealized performance allocations can be negative if the amount of realized performance allocations exceed total performance allocations generated in the period. The timing and receipt of realized performance allocations varies with the life cycle of our carry funds and there is often a difference between the time we start accruing performance allocations and realization. The timing of performance allocations realizations from our Global Investment Solutions, Carlyle Aviation, and Abingworth funds is typically later than in our other carry funds based on the terms of such arrangements.
Under our arrangements with the historical owners and management teams of AlpInvest and Abingworth, the amount of carried interest to which we are entitled varies. In some cases, we are entitled to 15% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020. In certain instances, carried interest associated with the AlpInvest fund vehicles is subject to entity level income taxes in the Netherlands. Additionally, in connection with the acquisition of Abingworth, we are entitled to up to 15% of carried interest generated from certain
Abingworth funds.
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. This amount is known as the “giveback obligation.” In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. See Note 9 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Accrued performance allocations and accrued giveback obligations at a point in time assume a hypothetical liquidation of the funds’ investments at their then current fair values. Each investment fund is considered separately in evaluating carried interest and potential giveback obligations. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee related compensation, (iii) performance allocations and incentive fee related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests. Net accrued performance revenues excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods, as well as net accrued performance revenues which are presented as fee related performance revenues when realized in our non-GAAP financial measures.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. The aggregate amount of giveback obligations realized since Carlyle’s inception totaled
$242.4 million, $160.8 million of which was related to various Legacy Energy Funds. Given current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships are responsible for paying the majority of the realized giveback obligation, only $72.3 million of the $242.4 million aggregate giveback obligation realized since inception was attributable to Carlyle. The realization of giveback obligations for the Company’s portion of such obligations reduces
Distributable Earnings in the period realized. Further, each individual who holds equity interests in carried interest generated by our funds and is a recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance allocation compensation is subject to return to the Company in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.
In addition, in our discussion of our non-GAAP results, we use the term “realized net performance revenues” to refer to realized performance allocations and incentive fees from our funds, net of the portion allocated to our investment professionals and other employees and certain tax expenses associated with carried interest attributable to certain partners and employees, which are reflected as realized performance allocations and incentive fees related compensation expense. See “—
Non-GAAP Financial Measures” and “—Segment Analysis” for the amount of realized net performance revenues recognized each period and related discussion.
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

We account for our investments in NGP under the equity method of accounting. Our investments in NGP include the equity interests in NGP Management Company, L.L.C. (“NGP Management”) and the general partners of certain carry funds advised by NGP. These interests entitle us to an allocation of income equal to 55.0% of the management fee related revenues of
NGP Management, which serves as the investment advisor to certain NGP funds as well as 47.5% (40% or 42.75% in the case of certain funds) of the performance allocations that NGP receives from the NGP Carry Funds. We record investment income
(loss) for our equity income allocation from NGP management fee related revenues and also record our share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment. We also record our equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in our consolidated statements of operations. We do not control or manage NGP. Moreover, we do not operate NGP’s business, have representation on NGP’s board or serve as an investment advisor to any investment fund sponsored by NGP, nor do we direct the operations of any of NGP portfolio companies. While we have consent rights over certain major actions by NGP outside of the ordinary course of NGP’s business (including, for example, consent rights over items such as amendments to the organizational documents of the entity in which we are invested, changes to the management fee streams earned by NGP under its fund agreements, or the incurrence of certain debt by NGP and other similar items), we have no voting rights or consent rights on any NGP investment committee that selects investments to be made by NGP funds. For further information regarding our strategic investments in NGP, refer to Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Interest and other income. Interest and other income primarily represents reimbursement of certain costs incurred on behalf of our funds as well as interest income that we earn such as from our cash and money market accounts and other investments, including CLO senior and subordinated notes.
Interest and other income of Consolidated Funds. Interest and other income of Consolidated Funds primarily represents the interest earned on CLO assets.
Net investment income (loss) of Consolidated Funds. Net investment income (loss) of Consolidated Funds generally measures the change in the difference in fair value between the assets and the liabilities of the Consolidated Funds. Income
(loss) indicates that the fair value of the assets of the Consolidated Funds appreciated more (less), or depreciated less (more), than the fair value of the liabilities of the Consolidated Funds. Income or loss is not necessarily indicative of the investment performance of the Consolidated Funds and does not impact the management or incentive fees received by Carlyle for its management of the Consolidated Funds. The portion of the net investment income (losses) of Consolidated Funds attributable to the limited partner investors is allocated to non-controlling interests. Therefore, income or loss is not expected to have a material impact on the revenues or profitability of the Company. Moreover, although the assets of the Consolidated Funds are consolidated onto our balance sheet pursuant to U.S. GAAP, ultimately we do not have recourse to such assets and such liabilities are generally non-recourse to us. Therefore, income or loss from the Consolidated Funds generally does not impact the assets available to our common stockholders.
Expenses
Compensation and benefits. Compensation includes salaries, bonuses, equity-based compensation, and performance payment arrangements. Bonuses are accrued over the service period to which they relate.
We recognize as compensation expense the portion of performance allocations and incentive fees that are due to our employees, senior Carlyle professionals, advisors, and operating executives in a manner consistent with how we recognize the performance allocations and incentive fee revenue. These amounts are accounted for as compensation expense in conjunction with the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Compensation in respect of performance allocations and incentive fees is paid when the related performance allocations and incentive fees are realized, and not when such performance allocations and incentive fees are accrued. The funds do not have a uniform allocation of performance allocations and incentive fees to our employees, senior
Carlyle professionals, advisors, and operating executives. However, subsequent to the updates made to our compensation strategy effective December 31, 2023, we generally expect to allocate a range of 60% to 70% of performance allocations and incentive fees. As a result, we expect that performance allocations and incentive fee related compensation will increase and cash-based compensation and benefits will decrease beginning in 2024.
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to provide services over a service period of generally one year to four years in order to vest in the applicable equity interests, which under U.S. GAAP will result in compensation charges over current and future periods.
In certain of our equity-based compensation arrangements, vesting is based on the achievement of certain performance targets or market conditions. See Note 15 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-

K for additional information. Compensation charges associated with all equity-based compensation grants are excluded from
Fee Related Earnings and Distributable Earnings.
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
Earnings Per Common Share. We compute earnings per common share in accordance with ASC 260, Earnings Per
Share. Basic earnings per common share is calculated by dividing net income (loss) attributable to the common shares of the
Company by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities. See Note 13 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interest in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges
(credits) related to Carlyle corporate actions and non-recurring items include: charges associated with acquisitions, dispositions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earn-
outs and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-
of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance, and certain general, administrative and other expenses when the timing of any future payment is uncertain. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “—Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
Fee Related Earnings. Fee Related Earnings, or “FRE,” is a component of DE and is used to assess the ability of the business to cover base compensation and operating expenses from total fee revenues. FRE adjusts DE to exclude net realized performance revenues, realized principal investment income from investments in Carlyle funds, and net interest (interest income less interest expense). Fee Related Earnings includes fee related performance revenues and related compensation expense, which is generally approximately 45% of fee related performance revenues. Fee related performance revenues represent the realized portion of performance revenues that are measured and received on a recurring basis, are not dependent on realization events, and which have no risk of giveback.
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
(b)the remaining amount of limited partner invested capital at cost, generally for carry funds and certain co-
investment vehicles where the original investment period has expired and one of our business development companies (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);
(c)the amount of aggregate fee-earning collateral balance at par of our CLOs and other securitization vehicles, as defined in the fund indentures (pre-2020 CLO vintages are generally exclusive of equities and defaulted positions)
as of the quarterly cut-off date;
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

The chart below presents Fee-earning AUM by segment at each period, in billions.
The table below details Fee-earning AUM by its respective components at each period.

	As of December 31,
	2023	2022
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments	$71,920	$81,057
Fee-earning AUM based on invested capital	69,371	60,459
Fee-earning AUM based on collateral balances, at par	49,999	46,173
Fee-earning AUM based on net asset value	19,537	11,979
Fee-earning AUM based on fair value and other	96,591	66,909
Balance, End of Period(1)	$307,418	$266,577
(1)Ending balances as of December 31, 2023 and 2022 exclude $15.3 billion and $11.1 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended December 31,
	2023	2022
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$266,577	$193,419
Inflows(1)	55,531	95,534
Outflows (including realizations)(2)	(18,329)	(18,431)
Market Activity & Other(3)	2,873	(505)
Foreign Exchange(4)	766	(3,440)
Balance, End of Period	$307,418	$266,577
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, closed reinsurance transactions at Fortitude, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. Inflows for the year ended
December 31, 2023 include $26 billion of Fee-earning AUM related to closed reinsurance transactions at Fortitude. Inflows for the year ended December 31, 2022 include $2 billion of Fee-earning AUM acquired as part of the August 2022 Abingworth transaction, $48 billion of Fee-earning AUM associated with the strategic advisory services agreement with Fortitude that was effective April 1, 2022, and $15 billion of Fee-earning AUM acquired in the March 2022 CBAM transaction.
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-end funds, and runoff of
CLO collateral balances. Distributions for funds earning management fees based on commitments during the period do not affect Fee-
earning AUM.
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
(d)the fair value of Fortitude’s general account assets invested under the strategic advisory services agreement; and
(e) the gross assets (including assets acquired with leverage) of our business development companies, plus the capital that
Carlyle is entitled to call from investors in those vehicles pursuant to the terms of their capital commitments to those vehicles.

The chart below presents Total AUM by segment at each period, in billions.
We include in our calculation of AUM and Fee-earning AUM the Legacy Energy Funds that we jointly advise with
Riverstone and the NGP Energy Funds that are advised by NGP. Our calculation of AUM also includes third-party capital raised for the investment in Fortitude through a Carlyle-affiliated investment fund and from strategic investors who directly invest in Fortitude alongside the fund. The AUM and Fee-earning AUM related to the strategic advisory services agreement with Fortitude is inclusive of the net asset value of investments in Carlyle products. These amounts are also reflected in the
AUM and Fee-earning AUM of the strategy in which they are invested.
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

The table below provides the period to period rollforward of Total AUM.

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Consolidated Results
Total AUM Rollforward
Balance, Beginning of Period	$372,691	$300,957
Inflows(1)	63,466	94,824
Outflows (including realizations)(2)	(25,880)	(35,665)
Market Activity & Other(3)	13,563	18,109
Foreign Exchange(4)	2,154	(5,534)
Balance, End of Period	$425,994	$372,691
(1)Inflows reflects the impact of gross fundraising and closed reinsurance transactions at Fortitude during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing. Inflows for the year ended December 31, 2023 include $26 billion of AUM related to closed reinsurance transactions at Fortitude. Inflows for the year ended December 31, 2022 include $2 billion of AUM acquired as part of the August 2022 Abingworth transaction, AUM of $48 billion associated with the strategic advisory services agreement with Fortitude that was effective April 1, 2022, and AUM of $15 billion acquired in the March 2022 CBAM transaction.
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
Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) our Interval Fund (“CTAC”) and (e) our closed-end tender offer fund Carlyle AlpInvest Private
Markets Fund (“CAPM”). As of December 31, 2023, our total AUM and Fee-earning AUM included $92.0 billion and $89.1 billion, respectively, of Perpetual Capital.
Performance Fee Eligible AUM. “Performance Fee Eligible AUM” represents the AUM of funds for which we are entitled to receive performance allocations, inclusive of the fair value of investments in those funds (which we refer to as
“Performance Fee Eligible Fair Value”) and their Available Capital. Performance Fee Eligible Fair Value is “Performance Fee-
Generating” when the associated fund has achieved the specified investment returns required under the terms of the fund’s agreement and is accruing performance revenue as of the quarter-end reporting date. Funds whose performance allocations are treated as fee related performance allocations are excluded from these metrics. As of December 31, 2023, our total AUM included $217.6 billion of Performance Fee Eligible AUM.
Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our consolidated financial statements. As of December 31, 2023, our Consolidated Funds represent approximately 2% of our AUM;
2% of our management fees; and 40% of our total investment income or loss on an unconsolidated basis for the year ended
December 31, 2023.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise. As of December 31, 2023, the assets and liabilities of the Consolidated Funds were primarily related to our consolidated CLOs which held approximately $6.8 billion of total assets and $6.7 billion of total liabilities of the Consolidated Funds. The assets and liabilities of the Consolidated
Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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
Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2023 and 2022. Our consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of
Consolidated Funds, and net investment income (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Year Ended December 31,		Change
	2023	2022	$	%
	(Dollars in millions)
Revenues
Fund management fees	$2,043.2	$2,030.1	$13.1	1%
Incentive fees	93.7	63.7	30.0	47%
Investment income
Performance allocations	(88.6)	1,327.5	(1,416.1)	NM
Principal investment income	133.4	570.5	(437.1)	(77)%
Total investment income	44.8	1,898.0	(1,853.2)	(98)%
Interest and other income	212.1	135.9	76.2	56%
Interest and other income of Consolidated Funds	570.1	311.0	259.1	83%
Total revenues	2,963.9	4,438.7	(1,474.8)	(33)%
Expenses
Compensation and benefits
Cash-based compensation and benefits	1,023.7	1,052.0	(28.3)	(3)%
Equity-based compensation	249.1	154.0	95.1	62%
Performance allocations and incentive fee related compensation	1,103.7	719.9	383.8	53%
Total compensation and benefits	2,376.5	1,925.9	450.6	23%
General, administrative and other expenses	652.1	575.8	76.3	13%
Interest	123.8	110.4	13.4	12%
Interest and other expenses of Consolidated Funds	419.1	211.6	207.5	98%
Other non-operating expenses	0.2	1.0	(0.8)	(80)%
Total expenses	3,571.7	2,824.7	747.0	26%
Other income (loss)
Net investment income (loss) of Consolidated Funds	6.9	(41.5)	48.4	NM
Income (loss) before provision for income taxes	(600.9)	1,572.5	(2,173.4)	NM
Provision (benefit) for income taxes	(104.2)	287.8	(392.0)	NM
Net income (loss)	(496.7)	1,284.7	(1,781.4)	NM
Net income attributable to non-controlling interests in consolidated entities	111.7	59.7	52.0	87%
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$(608.4)	$1,225.0	$(1,833.4)	NM
NM - Not meaningful.

Revenues
Fund management fees. Fund management fees increased $13.1 million for the year ended December 31, 2023 compared to 2022, primarily due to the following:

Year Ended December 31,
2023 v. 2022
(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$73.8
Lower management fees resulting from the change in basis from commitments to invested capital for certain funds and from net investment activity in funds whose management fees are based on invested capital, including the impact of changes in rate and/or base under the strategic advisory services agreement with Fortitude	(48.7)
Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	6.8
Higher management fees due to CBAM and Abingworth acquisitions	26.7
Lower transaction and portfolio advisory fees	(37.6)
All other changes	(7.9)
Total increase in Fund management fees(1)	$13.1
(1) Total increase in Fund management fees does not include our equity income allocation from NGP management fee related revenues.
We do not control NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP.
Therefore, Fund management fees associated with NGP are included in Principal investment income (loss) in our U.S. GAAP results.
Management fees attributable to Carlyle Partners VIII, L.P. (“CP VIII”), our eighth U.S. buyout fund was approximately 11% and 10% of fund management fees recognized during the years ended December 31, 2023 and
December 31, 2022, respectively. No other fund generated over 10% of total management fees in the periods presented.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $68.6 million and
$106.2 million for the years ended December 31, 2023 and 2022, respectively.
Incentive fees. Incentive fees increased $30.0 million for the year ended December 31, 2023 compared to 2022, primarily due to an increase in incentive fees realized in our Global Credit segment, primarily related to CTAC, CLOs acquired as part of the CBAM acquisition, and our BDCs.

Investment income. Investment income decreased $1.9 billion for the year ended December 31, 2023 compared to
2022, which included a decrease in Performance allocations of $1.4 billion and a decrease in Principal investment income (loss)
of $0.4 billion.
The components of investment income are included in the following table:

	Year Ended December 31,		Change
	2023	2022	$	%
	(Dollars in millions)
Performance allocations	$(88.6)	$1,327.5	$(1,416.1)	NM
Principal investment income (loss):
Investment income from NGP, which includes performance allocations	138.3	663.3	(525.0)	(79)%
Investment income (loss) from our carry funds:
Global Private Equity	16.4	76.4	(60.0)	(79)%
Global Credit	10.7	(14.6)	25.3	NM
Global Investment Solutions	19.2	9.5	9.7	NM
Investment income (loss) from our CLOs	21.3	(48.6)	69.9	NM
Investment loss from Carlyle FRL	(100.7)	(119.0)	18.3	(15)%
Investment income (loss) from our other Global Credit products	34.3	(0.7)	35.0	NM
Investment income on foreign currency hedges	2.0	1.1	0.9	82%
All other investment income (loss)	(8.1)	3.1	(11.2)	NM
Total Principal investment income (loss)	133.4	570.5	(437.1)	(77)%
Total investment income	$44.8	$1,898.0	$(1,853.2)	(98)%
Performance allocations. Performance allocations by segment for years ended December 31, 2023 and 2022 comprised the following:

	Year Ended December 31,		Change
	2023	2022	$	%
	(Dollars in millions)
Global Private Equity	$(551.5)	$1,098.3	$(1,649.8)	NM
Global Credit	163.7	24.0	139.7	NM
Global Investment Solutions	299.2	205.2	94.0	46%
Total performance allocations	$(88.6)	$1,327.5	$(1,416.1)	NM
Primary drivers for the decrease in Performance allocations for the year ended December 31, 2023 compared to 2022 included:
•A decrease of $1.6 billion in our Global Private Equity segment for the year ended December 31, 2023 compared to
2022, primarily driven by reversals of accrued carry in CP VII as preferred returns outpaced carry fund portfolio appreciation, and lower accruals in our Europe buyout and technology funds, partially offset by lower reversals in CP
VI driven by lower portfolio depreciation. Additionally, the decrease for the year ended December 31, 2023 compared to 2022 also included lower carry accruals in our real estate and infrastructure and natural resources funds driven by lower carry fund portfolio appreciation.
•An increase of $139.7 million in our Global Credit segment, primarily driven by carry accruals in CCOF II related to portfolio appreciation for the year ended December 31, 2023, compared to reversals of accrued carry in CSP IV in
2022.
•An increase of $94.0 million in our Global Investment Solutions segment for the year ended December 31, 2023 compared to 2022, primarily driven by higher carry accruals related to appreciation in our secondaries and co-
investment strategies.

Overall carry fund portfolio appreciation was 7% for the year ended December 31, 2023 compared to 11% for the year ended December 31, 2022. Portfolio appreciation of 7% in 2023 is comprised of: 5% appreciation for carry funds within our
Global Private Equity segment, with 5% appreciation for funds focusing on corporate private equity, 1% depreciation for funds focusing on real estate, and 8% appreciation for fund focusing on infrastructure and natural resources; 12% appreciation for carry funds in our Global Credit segment; and 10% appreciation for carry funds in our Global Investment Solutions segment.
Our publicly traded investments, which comprise 5% of the total fair value in our carry fund portfolio, were flat during the year.
While there is no perfectly comparable market index benchmark for the overall portfolio or any of its segments or strategies, the MSCI ACWI, FTSE NAREIT Composite, and S&P Leveraged Loan Index appreciation for the year was 20%,
7%, and 4%, respectively, while the S&P Oil and Gas Exploration & Production Index depreciation was 4%. While the S&P
500 appreciated 24% in 2023, the top seven stocks (Apple, Microsoft, NVIDIA, Alphabet, Amazon, Tesla, and Meta)
constituted over 60% of the yearly gain—excluding these seven stocks, the “S&P 493” appreciated 13% in 2023. See “—
Trends Affecting our Business” for further details.
Principal investment income (loss). The decrease in Principal investment income (loss) for the year ended
December 31, 2023 compared to 2022 was primarily due to a decrease in investment income related to our equity method investment in the general partners of certain carry funds advised by NGP, driven by lower carry accruals related to NGP XI and
NGP XII, partially offset by investment income from our CLOs for year ended December 31, 2023 compared to investment loss for the year ended December 31, 2022.
In addition, investment loss from our equity method investment in Carlyle FRL for the year ended December 31, 2023 included an investment loss of $104.0 million which was recorded as a result of the dilution of our indirect ownership in
Fortitude from 13.5% to 10.5% in connection with the final drawdown of the Fortitude capital raise. Investment loss from our equity method investment in Carlyle FRL during the year ended December 31, 2022 included an investment loss of $176.9 million which was recorded as a result of the dilution of our indirect ownership in Fortitude from 19.9% to 13.5% in connection with the initial drawdown of the Fortitude capital raise. See Note 5 to the consolidated financial statements in Item 8 of this
Annual Report on Form 10-K for more information.
Interest and other income. Interest and other income increased $76.2 million for the year ended December 31, 2023 as compared to 2022. The increase for the year ended December 31, 2023 was primarily due to an increase in interest income earned on corporate treasury investments, cash, and other money market investments driven by higher interest rates, and an increase in the reimbursement of certain costs incurred on behalf of Carlyle funds.
Interest and other income of Consolidated Funds. Interest and other income of Consolidated Funds increased $259.1 million for the year ended December 31, 2023 as compared to 2022. Substantially all of the increase in interest and other income of Consolidated Funds relates to increased interest income from consolidated CLOs. Our CLOs generate interest income primarily from investments in bonds and loans inclusive of amortization of discounts and generate other income from consent and amendment fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’
limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the
Company.
Expenses
Total compensation and benefits. Total compensation and benefits increased $450.6 million for the year ended
December 31, 2023 compared to 2022, driven by an increase in Performance allocations and incentive fee related compensation of $383.8 million and an increase in equity-based compensation of $95.1 million, partially offset by a decrease in cash-based compensation and benefits of $28.3 million.
Performance allocations and incentive fee related compensation expense. The increase in Performance allocations and incentive fee related compensation expense was primarily driven by a $1.1 billion charge to reflect the incremental expense on unrealized performance allocations as of December 31, 2023 as a result of the updated compensation program (see “—Recent
Developments—Updates to Compensation Strategy”). This increase was partially offset by the impact of the decrease in
Performance allocations, on which Performance allocations and incentive fee related compensation is based.
Performance allocations and incentive fee related compensation as a percentage of performance allocations and incentive fees fluctuates depending on the mix of funds contributing to performance allocations and incentive fees in a given period. For example, Performance allocations from our Global Investment Solutions segment may pay a higher ratio of performance allocations and incentive fees as compensation, primarily as a result of the terms of our acquisition of AlpInvest
(see “—Key Financial Measures—Revenues—Investment Income” for more information regarding the terms of our acquisition).
Equity-based compensation. The increase in Equity-based compensation, net of forfeitures, was primarily due to an increase in grants of restricted stock units for the year ended December 31, 2023 compared to 2022. In 2023, we granted a total of 11.2 million restricted stock units to our personnel, including certain senior Carlyle professionals and other key personnel, as well as an aggregate 6.8 million of time and performance-based inducement equity awards in connection with the appointment of our chief executive officer. The year ended December 31, 2022 included approximately $10 million of net expense related to the modification of certain restricted stock awards in connection with the departure of our former chief executive officer. In
February 2024, we granted 18.1 million restricted stock units. These awards included 13.2 million restricted stock units granted to certain senior Carlyle professionals with an estimated grant date fair value of approximately $347 million and which are subject to vesting based on the achievement of stock price performance conditions over a service period of three years. As a result of these grants, combined with grants of long-term strategic restricted awards in 2021 and the larger number of grants in
2023, we expect equity-based compensation will be higher in 2024 before declining thereafter.
Cash-based compensation and benefits. The decrease in Cash-based compensation and benefits was primarily due to a decrease in compensation expense associated with contingent earn-out payments related to previous acquisitions totaling $77.6 million, partially offset by the impact of increased headcount to support our growth and optimization initiatives.
General, administrative and other expenses. General, administrative and other expenses increased $76.3 million for the year ended December 31, 2023 compared to 2022, primarily due to an increase in foreign currency translation adjustments of $38.9 million, reflecting foreign exchange losses for the year ended December 31, 2023 compared to foreign exchange gains for the year ended December 31, 2022 related to movement in EUR relative to USD, an increase in intangible asset amortization of $31.1 million primarily related to the CBAM and Abingworth acquisitions, and an increase in technology expense, occupancy costs and fundraising costs of $20.3 million. These were partially offset by a decrease in professional fees of $33.3 million.
Interest. Interest increased $13.4 million for the year ended December 31, 2023 as compared to 2022 primarily due to higher benchmark rates on our CLO term loans, interest on CLO term loans related to CBAM, which was acquired in March
2022, and to a lesser extent a new CLO term loan entered into during 2023. See Note 7 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for more information.
Interest and other expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased
$207.5 million for the year ended December 31, 2023 as compared to 2022, primarily due to higher interest expense on the consolidated CLOs. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or
CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.
Net Investment Gains (Losses) of Consolidated Funds
The table below summarizes the components of net investment gains (losses) of our Consolidated Funds, including our consolidated CLOs and certain other funds:

	Year Ended December 31,		Change
	2023	2022	$	%
	(Dollars in millions)
Realized gains (losses)	$(80.8)	$(29.6)	$(51.2)	NM
Net change in unrealized gains (losses)	327.7	(378.5)	706.2	NM
Total gains (losses)	246.9	(408.1)	655.0	NM
Gains (losses) from liabilities of CLOs	(240.0)	366.6	(606.6)	NM
Total net investment gains (losses) of Consolidated Funds	$6.9	$(41.5)	$48.4	NM
Provision (Benefit) for Income Taxes
For the years ended December 31, 2023 and 2022, our provision (benefit) for income taxes was $(104.2) million and
$287.8 million, respectively, and our effective tax rates were 17.3% and 18.3%, respectively. The effective tax rate for years ended December 31, 2023 and 2022 was primarily comprised of the 21% U.S. federal corporate income tax rate plus the impact of U.S. state and foreign corporate income tax provision (benefit) and non-controlling interests. The effective tax rate for the year ended December 31, 2023 also differs from the statutory rate due to the impact of non-deductible restricted stock units.
The effective tax rate for the year ended December 31, 2022 also differs from the statutory rate due to a net tax benefit from the vesting of deductible restricted stock units and a tax benefit due to a restructuring of ownership in our Global Investment
Solutions business.
As of December 31, 2023 and 2022, the Company had federal, state, local and foreign taxes payable of $46.9 million and $39.7 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets.
Net Income Attributable to Non-controlling Interests in Consolidated Entities
Net income attributable to non-controlling interests in consolidated entities was $111.7 million and $59.7 million for the years ended December 31, 2023 and 2022, respectively. These amounts are primarily attributable to the net earnings of the
Consolidated Funds for each period, which are substantially all allocated to the related fund’s limited partners or CLO investors, as well as net earnings from our Insurance Solutions business and certain other products that are allocated to certain third party investors. The net income (loss) of our Consolidated Funds, after eliminations, was $82.6 million and $36.1 million for the years ended December 31, 2023 and 2022, respectively. These amounts also reflect the net income attributable to non-
controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These non-GAAP financial measures are presented for the years ended
December 31, 2023 and 2022. Our non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-
related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, impairment charges associated with lease right-of-use assets, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
The following table shows our total segment DE and FRE, for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Total Segment Revenues	$3,405.1	$4,401.4
Total Segment Expenses	1,974.6	2,492.4
(=) Distributable Earnings	$1,430.5	$1,909.0
(-) Realized Net Performance Revenues	531.0	998.5
(-) Realized Principal Investment Income	88.8	150.6
(+) Net Interest	48.7	74.5
(=) Fee Related Earnings	$859.4	$834.4

The following table sets forth our total segment revenues for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$2,064.4	$1,996.9
Portfolio advisory and transaction fees, net and other	80.4	111.1
Fee related performance revenues	161.0	129.3
Total fund level fee revenues	2,305.8	2,237.3
Realized performance revenues	938.3	1,980.7
Realized principal investment income	88.8	150.6
Interest income	72.2	32.8
Total Segment Revenues	$3,405.1	$4,401.4
The following table sets forth our total segment expenses for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$1,031.9	$994.2
Realized performance revenue related compensation	407.3	982.2
Total compensation and benefits	1,439.2	1,976.4
General, administrative, and other indirect expenses	376.5	369.8
Depreciation and amortization expense	38.0	38.9
Interest expense	120.9	107.3
Total Segment Expenses	$1,974.6	$2,492.4

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable
Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to
Distributable Earnings and to Fee Related Earnings.

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Income (loss) before provision for income taxes	$(600.9)	$1,572.5
Adjustments:
Net unrealized performance and fee related performance revenues	1,659.2	(183.7)
Unrealized principal investment (income) loss	(36.1)	38.3
Principal investment loss from dilution of indirect investment in Fortitude	104.0	176.9
Equity-based compensation(1)	260.1	161.9
Acquisition or disposition-related charges, including amortization of intangibles and impairment	145.3	187.4
Tax (expense) benefit associated with certain foreign performance revenues	(1.0)	3.0
Net income attributable to non-controlling interests in consolidated entities	(111.7)	(59.7)
Other adjustments, including severance	11.6	12.4
(=) Distributable Earnings	1,430.5	1,909.0
(-) Realized net performance revenues, net of related compensation(2)	531.0	998.5
(-) Realized principal investment income(2)	88.8	150.6
(+) Net interest	48.7	74.5
(=) Fee Related Earnings	$859.4	$834.4
(1)Equity-based compensation for the years ended December 31, 2023 and 2022 includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.
(2) See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2023
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(88.6)	$1,026.9	$938.3
Performance revenues related compensation expense	1,103.7	(696.4)	407.3
Net performance revenues	$(1,192.3)	$1,723.3	$531.0
Principal investment income (loss)	$133.4	$(44.6)	$88.8

	Year Ended December 31, 2022
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,327.5	$653.2	$1,980.7
Performance revenues related compensation expense	719.9	262.3	982.2
Net performance revenues	$607.6	$390.9	$998.5
Principal investment income (loss)	$570.5	$(419.9)	$150.6
(3)Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from our Non-GAAP results, (ii)
amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the
Non-GAAP results, (iii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the
Non-GAAP results, (iv) the reclassification of NGP performance revenues, which are included in investment income in the U.S.
GAAP financial statements, (v) the reclassification of fee related performance revenues, which are included in fund level fee revenues in the segment results, and (vi) the reclassification of tax expenses associated with certain foreign performance revenues.
Adjustments to principal investment income (loss) also include the reclassification of earnings for the investment in NGP
Management and its affiliates to the appropriate operating captions for the Non-GAAP results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the Non-GAAP results, and the exclusion of the principal investment loss from dilution of the indirect investment in Fortitude (see Note 5 to the consolidated financial statements).
Distributable Earnings for our reportable segments are as follows:

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Global Private Equity	$1,071.8	$1,505.6
Global Credit	274.4	315.5
Global Investment Solutions	84.3	87.9
Distributable Earnings	$1,430.5	$1,909.0
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
We expect our realigned compensation program effective December 31, 2023 to positively impact Fee Related
Earnings and reduce the portion of realized performance revenues retained by the Company beginning in 2024.

Global Private Equity
The following table presents our results of operations for our Global Private Equity(1) segment:

	Year Ended December 31,		Change
	2023	2022	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,309.8	$1,300.9	$8.9	1%
Portfolio advisory and transaction fees, net and other	18.4	29.5	(11.1)	(38)%
Fee related performance revenues	68.3	69.4	(1.1)	(2)%
Total fund level fee revenues	1,396.5	1,399.8	(3.3)	—%
Realized performance revenues	805.1	1,656.6	(851.5)	(51)%
Realized principal investment income	45.3	108.7	(63.4)	(58)%
Interest income	31.6	14.9	16.7	NM
Total revenues	2,278.5	3,180.0	(901.5)	(28)%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	583.8	598.3	(14.5)	(2)%
Realized performance revenues related compensation	308.1	751.5	(443.4)	(59)%
Total compensation and benefits	891.9	1,349.8	(457.9)	(34)%
General, administrative, and other indirect expenses	221.9	235.3	(13.4)	(6)%
Depreciation and amortization expense	26.0	25.6	0.4	2%
Interest expense	66.9	63.7	3.2	5%
Total expenses	1,206.7	1,674.4	(467.7)	(28)%
(=) Distributable Earnings	$1,071.8	$1,505.6	$(433.8)	(29)%
(-) Realized Net Performance Revenues	497.0	905.1	(408.1)	(45)%
(-) Realized Principal Investment Income	45.3	108.7	(63.4)	(58)%
(+) Net Interest	35.3	48.8	(13.5)	(28)%
(=) Fee Related Earnings	$564.8	$540.6	$24.2	4%
(1)  For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions.

Distributable Earnings
Distributable Earnings decreased $433.8 million for the year ended December 31, 2023 as compared to 2022. The following table provides the components of the changes in Distributable Earnings for the year ended December 31, 2023:

Year Ended December 31,
2023 v. 2022
(Dollars in millions)
Distributable Earnings, December 31, 2022	$1,505.6
Increase in fee related earnings	24.2
Decrease in realized net performance revenues	(408.1)
Decrease in realized principal investment income	(63.4)
Decrease in net interest	13.5
Total decrease	(433.8)
Distributable Earnings, December 31, 2023	$1,071.8
Realized Net Performance Revenues. Realized net performance revenues decreased $408.1 million for the year ended
December 31, 2023 as compared to 2022, reflecting the sharp slowdown in market activity during 2023 in response to higher interest rates and uncertainty in the economic outlook. The decrease was driven primarily by certain U.S., Europe, Asia and
Japan buyout, U.S. real estate and Europe technology funds, partially offset by realized performance revenues from NGP and an increase in carry realizations in our equity opportunities funds. Realized net performance revenues were primarily generated by the following funds for the years ended December 31, 2023 and 2022, respectively:

Year Ended December 31,
2023	2022
NGP XII(1)	CP V
CEOF II	CP VI
CEOF I	CEOF II
CEP IV	CGFSP II
CP VI	CEP IV
CRP VIII	CAP IV
CJP III
CETP IV
CRP VIII
(1)  Prior to the updated employee compensation program effective December 31, 2023 (see “—Recent Developments—Updates to Compensation
Strategy”), our realized performance revenues related compensation as a percentage of realized performance revenues is generally 45% in our
Global Private Equity segment. Our equity interests in the general partners of the NGP Carry Funds generally entitle us to 47.5% of performance revenues earned by such funds, which are primarily allocated to Carlyle because the investment teams for the NGP funds are not employed by
Carlyle. As a result, realized performance revenues related compensation as a percentage of realized performance revenues in our Global Private
Equity segment for the year ended December 31, 2023 was 38%. We do not control or advise the NGP Carry Funds.
Realized Principal Investment Income. Realized principal investment income decreased $63.4 million for the year ended December 31, 2023 as compared to 2022, primarily driven by a decline in realizations in our U.S., Europe and Asia buyout and U.S. real estate funds.

Fee Related Earnings
Fee Related Earnings increased $24.2 million for the year ended December 31, 2023 as compared to 2022. The following table provides the components of the change in Fee Related Earnings for the year ended December 31, 2023:

Year Ended December 31,
2023 v. 2022
(Dollars in millions)
Fee Related Earnings, December 31, 2022	$540.6
Decrease in fee revenues	(3.3)
Decrease in cash-based compensation and benefits	14.5
Decrease in general, administrative and other indirect expenses	13.4
All other changes	(0.4)
Total increase	24.2
Fee Related Earnings, December 31, 2023	$564.8
Fee Revenues. Total fee revenues decreased $3.3 million for the year ended December 31, 2023 as compared to 2022, due to the following:

Year Ended December 31,
2023 v. 2022
(Dollars in millions)
Higher fund management fees	$8.9
Lower portfolio advisory and transaction fees, net and other	(11.1)
Lower fee related performance revenues	(1.1)
Total decrease in fee revenues	$(3.3)
The increase in fund management fees for the year ended December 31, 2023 as compared to 2022 was primarily due to the impact of a full year of management fees and additional fundraising in CETP V and CRSEF II, which activated fees during 2022, additional fundraising and catch-up management fees in CP VIII and CP Growth, as well as the impact of fundraising across the platform and management fees from Abingworth, which was acquired in August 2022. These increases were partially offset by the impact of investment realizations in funds on which management fees are based on invested capital.
See “—Fee-earning AUM” below for additional details regarding changes in the Fee-earning AUM for the segment during the year ended December 31, 2023.
The decrease in fee related performance revenues for the year ended December 31, 2023 as compared to 2022 was driven by CPI, which will fluctuate from quarter to quarter.
Portfolio advisory and transaction fees, net and other decreased for the year ended December 31, 2023 as compared to
2022, primarily driven by the termination of portfolio fees in connection with the realization of investments in certain portfolio companies over the last year, as well as a transaction fee related to our U.S. buyout strategy earned in 2022. The recognition of portfolio advisory and transaction fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $14.5 million, for the year ended December 31, 2023 as compared to 2022, primarily due to a decrease in headcount partially offset by the impact of the Abingworth acquisition in August 2022.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased
$13.4 million for the year ended December 31, 2023 as compared to 2022, primarily due to to lower professional fees as well as the reimbursement of $7.5 million in advances to a portfolio company, previously reserved in 2022, partially offset by lower foreign currency gains.

Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2023	2022
	(Dollars in millions)
Global Private Equity
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$52,172	$55,227
Fee-earning AUM based on invested capital	44,524	42,028
Fee-earning AUM based on net asset value	6,877	6,188
Fee-earning AUM based on lower of cost or fair value and other	3,078	4,358
Total Fee-earning AUM	$106,651	$107,801

Annualized Management Fee Rate(2)	1.22%	1.23%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Represents Fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period.
The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Global Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$107,801	$104,252
Inflows(1)	6,863	12,983
Outflows (including realizations)(2)	(7,917)	(8,306)
Market Activity & Other(3)	(413)	61
Foreign Exchange(4)	317	(1,189)
Balance, End of Period	$106,651	$107,801
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
period end.
Fee-earning AUM was $106.7 billion at December 31, 2023, a decrease of $1.1 billion, or 1%, compared to $107.8 billion at December 31, 2022. The decrease was driven by outflows of $7.9 billion from realizations in funds that charge fees based on invested capital. The decrease was partially offset by inflows of $6.9 billion primarily related to the activation of management fees in NGP XIII and CRSEF II, capital deployment in CPI, and additional fee-paying commitments raised in CP

VIII and CP Growth. Investment and distribution activity by funds still in the investment period does not impact Fee-earning
AUM as these funds are based on commitments.
Total AUM
The table below provides the period to period rollforward of Total AUM.

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$163,098	$162,117
Inflows(1)	8,759	12,391
Outflows (including realizations)(2)	(14,375)	(22,086)
Market Activity & Other(3)	3,073	12,554
Foreign Exchange(4)	753	(1,878)
Balance, End of Period	$161,308	$163,098
(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing. Inflows for the year ended December 31, 2022 include $2 billion of AUM associated with the August 2022 Abingworth acquisition.
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, and separately managed accounts, gross redemptions in our open-ended funds, and the expiration of available capital.
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
period end.
Total AUM was $161.3 billion at December 31, 2023, a decrease of $1.8 billion, or 1%, compared to $163.1 billion at
December 31, 2022. Driving the decrease were outflows of $14.4 billion primarily from distributions of investment proceeds in the NGP Energy, U.S. Real Estate, U.S. Buyout, and International Energy funds. Offsetting this were $8.8 billion of inflows, largely attributable to capital raised in CAP VI, NGP XIII, and CJP V, which had first closings during the year, and additional capital raised in CP VIII and CP Growth. Portfolio appreciation of $3.1 billion was driven by appreciation of $1.1 billion in CP
VII, $1.0 billion in CP VIII, and $0.7 billion in NGP XII, partially offset by depreciation of $1.3 billion in CP VI.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2023, which we refer to as our “significant funds,”
is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The
Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The
Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See Part I, Item 1A “Risk Factors—Risks Related to Our Business
Operations—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”
The following tables reflect the performance of our significant funds in our Global Private Equity business. See Part I,
Item 1 “Business—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS (5)
				As of December 31, 2023						As of December 31, 2023
Fund (Fee Initiation Date/Stepdown Date) (19)	Committed Capital (20)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/ (Giveback) (8)	Total Fair Value (9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,797	$7,490	51%	$680	$8,229	1.2x	NM	NM	$1	n/a	n/a	n/a
CP VII (May 2018 / Oct 2021)	$18,510	$17,740	96%	$2,150	$22,495	1.4x	11%	8%	$45	$1,632	1.2x	13%
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$23,982	$5,249	2.2x	18%	14%	$210	$26,623	2.5x	22%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$28,073	$832	2.2x	18%	14%	$58	$28,149	2.3x	20%
CEP V (Oct 2018 / Sep 2024)	€6,416	€5,538	86%	€1,446	€6,141	1.4x	17%	9%	$85	n/a	n/a	n/a
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,797	103%	€6,188	€1,371	2.0x	18%	12%	$87	€6,277	2.1x	20%
CEP III (Jul 2007 / Dec 2012)	€5,295	€5,177	98%	€11,716	€110	2.3x	19%	14%	$9	€11,654	2.3x	19%
CAP V (Jun 2018 / Jun 2024)	$6,554	$5,713	87%	$1,499	$6,260	1.4x	18%	8%	$81	$916	1.8x	142%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,146	107%	$6,400	$2,424	2.1x	18%	13%	$165	$7,577	2.9x	26%
CJP IV (Oct 2020 / Oct 2026)	¥258,000	¥180,016	70%	¥53,996	¥237,248	1.6x	50%	29%	$45	¥50,774	3.5x	155%
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥214,998	¥39,358	2.8x	24%	17%	$17	¥203,055	3.4x	27%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$942	94%	$383	$1,701	2.2x	30%	21%	$70	$781	6.2x	50%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,960	$538	2.7x	26%	20%	$30	$1,956	2.4x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,283	$353	27%	$—	$386	1.1x	NM	NM	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,361	98%	$3,095	$1,914	2.1x	21%	15%	$82	$3,122	2.9x	37%
CETP V (Mar 2022 / Jun 2028)	€3,180	€1,024	32%	€—	€1,033	1.0x	NM	NM	$—	n/a	n/a	n/a
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,177	87%	€813	€1,740	2.2x	39%	27%	$67	€788	9.3x	122%
CETP III (Jul 2014 / Jul 2019)	€657	€602	92%	€1,278	€736	3.3x	42%	29%	$46	€1,288	3.4x	46%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$16	$1,180	1.2x	11%	6%	$6	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,206	89%	$1,427	$3,011	1.4x	6%	5%	$31	$1,688	2.1x	16%
CAGP IV (Aug 2008 / Dec 2014)	$1,041	$954	92%	$1,141	$79	1.3x	6%	1%	$—	$1,131	1.3x	7%
CSABF (Dec 2009 / Dec 2016)	$776	$773	100%	$541	$326	1.1x	2%	Neg	$—	$660	1.3x	5%
All Other Active Funds & Vehicles (10)		$20,535	n/a	$17,154	$15,493	1.6x	21%	14%	$35	$17,146	2.1x	29%
Fully Realized Funds & Vehicles (11)(21)		$31,019	n/a	$74,477	$2	2.4x	28%	20%	$—	$74,479	2.4x	28%
TOTAL CORPORATE PRIVATE EQUITY (13)		$144,619	n/a	$188,611	$84,396	1.9x	25%	17%	$1,169	$189,797	2.4x	26%

Real Estate
CRP IX ( Oct 2021 / Oct 2026 )	$7,987	$3,573	45%	$—	$3,726	1.0x	NM	NM	$—	$35	1.2x	NM
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$5,160	94%	$4,674	$4,171	1.7x	39%	24%	$109	$4,718	2.1x	54%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,843	92%	$4,912	$1,426	1.6x	17%	11%	$38	$4,874	1.8x	22%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,179	93%	$3,790	$147	1.8x	27%	18%	$3	$3,709	1.9x	29%
CPI (May 2016 / n/a)	$7,534	$7,852	104%	$2,442	$7,666	1.3x	14%	12%	n/a*	$1,376	1.7x	10%
All Other Active Funds & Vehicles (14)		$3,131	n/a	$1,258	$2,974	1.4x	9%	8%	$9	$876	1.7x	20%
Fully Realized Funds & Vehicles (15)(21)		$13,011	n/a	$19,611	$14	1.5x	10%	6%	$—	$19,624	1.5x	10%
TOTAL REAL ESTATE (13)		$38,749	n/a	$36,687	$20,125	1.5x	12%	8%	$158	$35,213	1.7x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,008	44%	$707	$927	1.6x	32%	14%	$25	$644	2.7x	NM**
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,409	96%	$2,310	$2,198	1.9x	16%	10%	$102	$3,392	2.7x	24%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,583	104%	$1,220	$1,728	1.9x	16%	10%	$80	$1,633	3.2x	30%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$1,871	85%	$447	$2,347	1.5x	22%	12%	$47	$416	1.5x	25%
CRSEF II (Nov 2022 / Aug 2027)	$1,004	$265	26%	$—	$340	1.3x	NM	NM	$2	n/a	n/a	n/a
NGP XIII (Feb 2023 / Feb 2028)	$1,628	$140	9%	$—	$142	1.0x	NM	NM	$—	n/a	n/a	n/a
NGP XII (Jul 2017 / Jul 2022)	$4,304	$3,014	70%	$3,527	$2,683	2.1x	22%	16%	$41	$3,537	3.5x	41%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$5,034	95%	$5,796	$3,848	1.9x	14%	10%	$136	$6,837	2.1x	24%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,414	$292	1.1x	3%	Neg	$—	$3,261	1.2x	5%
All Other Active Funds & Vehicles (17)		$4,855	n/a	$3,031	$4,325	1.5x	14%	12%	$20	$3,229	2.3x	24%
Fully Realized Funds & Vehicles (18)		$1,190	n/a	$1,435	$—	1.2x	3%	1%	$—	$1,435	1.2x	3%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES		$24,720	n/a	$21,887	$18,830	1.6x	12%	8%	$452	$24,384	2.1x	16%

Legacy Energy Funds (16)		$16,741	n/a	$24,001	$33	1.4x	12%	6%	$(1)	$23,568	1.5x	14%

*Net accrued fee related performance revenues for CPI of $5 million are excluded from Net Accrued Performance Revenues. These amounts will be reflected as Fee related performance revenues when realized, and included in Fund level fee revenues in our segment results.
**The IRR is incalculable, which occurs in instances when a distribution occurs prior to a Limited Partner capital contribution due to the use of fund-level credit facilities.
   (1)    Represents the original cost of investments since inception of the fund.
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
(11)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CP I, CP II, CP III, CP IV, CEP I, CAP I, CAP II, CAP III, CBPF
I, CJP I, CJP II, CMG, CVP I, CVP II, CUSGF III, CGFSP I, CEVP I, CETP I, CETP II, CAVP I, CAVP II, CAGP III,
CEOF I and Mexico.
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
(15)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CRP I, CRP II, CRP III, CRP IV, CRP V, CRCP I, CAREP I,
CAREP II, CEREP I, CEREP II and CEREP III.
(16)Aggregate includes the following Legacy Energy funds and related co-investments: Energy I, Energy II, Energy III,
Energy IV, Renew I, and Renew II.
(17)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: NGP GAP, NGP RP I, NGP RP II, NGP ETP IV, CPOCP and CRSEF.
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
(20)All amounts shown represent total capital commitments as of December 31, 2023. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.
(21)  Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Year Ended December 31,		Change
	2023	2022	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$512.2	$473.1	$39.1	8%
Portfolio advisory and transaction fees, net and other	62.0	81.6	(19.6)	(24)%
Fee related performance revenues	89.1	59.9	29.2	49%
Total fund level fee revenues	663.3	614.6	48.7	8%
Realized performance revenues	43.5	131.5	(88.0)	(67)%
Realized principal investment income	37.1	38.1	(1.0)	(3)%
Interest income	34.7	15.3	19.4	NM
Total revenues	778.6	799.5	(20.9)	(3)%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	324.5	284.2	40.3	14%
Realized performance revenues related compensation	20.3	61.3	(41.0)	(67)%
Total compensation and benefits	344.8	345.5	(0.7)	—%
General, administrative, and other indirect expenses	106.8	97.7	9.1	9%
Depreciation and amortization expense	7.6	8.2	(0.6)	(7)%
Interest expense	45.0	32.6	12.4	38%
Total expenses	504.2	484.0	20.2	4%
(=) Distributable Earnings	$274.4	$315.5	$(41.1)	(13)%
(-) Realized Net Performance Revenues	23.2	70.2	(47.0)	(67)%
(-) Realized Principal Investment Income	37.1	38.1	(1.0)	(3)%
(+) Net Interest	10.3	17.3	(7.0)	(40)%
(=) Fee Related Earnings	$224.4	$224.5	$(0.1)	—%

Distributable Earnings
Distributable Earnings decreased $41.1 million for the year ended December 31, 2023 as compared to 2022. The following table provides the components of the changes in Distributable Earnings for the year ended December 31, 2023:

Year Ended December 31,
2023 v. 2022
(Dollars in millions)
Distributable Earnings, December 31, 2022	$315.5
Decrease in fee related earnings	(0.1)
Decrease in realized net performance revenues	(47.0)
Decrease in realized principal investment income	(1.0)
Decrease in net interest	7.0
Total decrease	(41.1)
Distributable Earnings, December 31, 2023	$274.4
Realized Net Performance Revenues. Realized net performance revenues decreased $47.0 million for the year ended
December 31, 2023 as compared to 2022, primarily due to a decrease in realized net performance revenues generated by our structured credit fund and CCOF I, partially offset by realized net performance revenues generated by CSP II in 2023. We realized net giveback obligations of $1.7 million and $5.9 million for CSP III during the years ended December 31, 2023 and
2022, respectively.
Realized Principal Investment Income. Realized principal investment income decreased $1.0 million for the year ended
December 31, 2023 as compared to 2022, primarily driven by lower realized principal investment income from our Europe
CLOs, partially offset by higher realized principal investment income from our direct lending strategy.
Fee Related Earnings
Fee Related Earnings decreased $0.1 million for the year ended December 31, 2023 as compared to 2022. The following table provides the components of the change in Fee Related Earnings for the year ended December 31, 2023:

Year Ended December 31,
2023 v. 2022
(Dollars in millions)
Fee Related Earnings, December 31, 2022	$224.5
Increase in fee revenues	48.7
Increase in cash-based compensation and benefits	(40.3)
Increase in general, administrative and other indirect expenses	(9.1)
All other changes	0.6
Total decrease	(0.1)
Fee Related Earnings, December 31, 2023	$224.4

Fee Revenues. Fee revenues increased $48.7 million for the year ended December 31, 2023 as compared to 2022, due to the following:

Year Ended December 31,
2023 v. 2022
(Dollars in millions)
Higher fund management fees	$39.1
Lower portfolio advisory and transaction fees, net and other	(19.6)
Higher fee related performance revenues	29.2
Total increase in fee revenues	$48.7
The increase in fund management fees for the year ended December 31, 2023 as compared to 2022 was primarily driven by an increase of $42.0 million in our private credit and liquid credit strategies, partially offset by a decrease of $14.2 million in our insurance and real assets credit strategies. The increase in private credit was primarily driven by investment activity in CCOF II, partially offset by the impact of investment realizations in CCOF I. The increase in liquid credit was primarily driven by the impact of U.S. and Europe CLO issuances in 2022, as well as the full-year impact of the CBAM transaction in March 2022. The decrease in our insurance and real estate credit strategies was primarily driven by investment realizations in CEMOF II as well as the impact of changes in the rate and base under the strategic advisory services agreement with Fortitude.
The increase in fee related performance revenues for the year ended December 31, 2023 as compared to 2022 was primarily driven by higher fee related performance revenues from CTAC and our direct lending products. See “—Fee-earning
AUM” below for additional details regarding changes in the Fee-earning AUM for the segment during the year ended
December 31, 2023.
The decrease in portfolio advisory and transaction fees, net, and other fees for the year ended December 31, 2023 as compared to 2022 were primarily driven by transaction fees in our insurance and real assets credit strategies in 2022. The recognition of transaction fees and capital markets fees can be volatile as they are primarily generated by investment activity.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $40.3 million for the year ended December 31, 2023 as compared to 2022, reflecting an increase in headcount as well as a $10.6 million increase in compensation associated with fee related performance revenues.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased
$9.1 million for the year ended December 31, 2023 as compared to 2022, primarily driven by higher costs incurred on behalf certain funds while in fundraising as well as increased technology costs, partially offset by lower professional fees.

Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2023	2022
	(Dollars in millions)
Global Credit
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$2,260	$6,240
Fee-earning AUM based on invested capital	16,388	13,446
Fee-earning AUM based on collateral balances, at par	49,999	46,173
Fee-earning AUM based on net asset value	2,130	2,008
Fee-earning AUM based on fair value and other(2)	84,461	53,362
Total Fee-earning AUM	$155,238	$121,229

Annualized Management Fee Rate(3)	0.39%	0.50%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement and funds with fees based on gross asset value.
(3)Represents Fund Management Fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period.
The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended Ended December 31,
	2023	2022
	(Dollars in millions)
Global Credit
Fee-earning AUM Rollforward
Balance, Beginning of Period	$121,229	$51,718
Inflows(1)	35,568	78,057
Outflows (including realizations)(2)	(4,705)	(6,845)
Market Activity & Other(3)	2,793	(1,103)
Foreign Exchange(4)	353	(598)
Balance, End of Period	$155,238	$121,229
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows for the year ended December 31, 2023 include $26 billion of Fee-earning AUM related to closed reinsurance transactions at Fortitude. Inflows for the year ended December 31, 2022 include $48 billion of Fee-earning
AUM associated with the strategic advisory services agreement with Fortitude that was effective April 1, 2022 and $14 billion of Fee-
earning AUM acquired in the CBAM transaction in March 2022. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-ended funds, and runoff of CLO collateral balances. Realizations for funds earning management fees based on commitments during the period do not affect Fee-
earning AUM.
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
period end.
Fee-earning AUM was $155.2 billion at December 31, 2023, an increase of $34.0 billion, or 28%, compared to $121.2 billion at December 31, 2022. The increase was driven $35.6 billion of inflows primarily from $26 billion of closed reinsurance transactions at Fortitude, investment activity in our opportunistic credit and credit strategic solutions funds, and the closing of our five latest vintage U.S. CLOs. Also contributing to the increase was positive market activity of $2.8 billion primarily from an increase in the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement. This increase was minimally offset by outflows of $4.7 billion primarily due to reductions for funds that are no longer calling for management fees, realizations in funds with fees tied to invested capital, and runoff of our CLO collateral balances.
Distributions from carry funds still in the investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Total AUM
The table below provides the period to period rollforward of Total AUM.

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$146,302	$73,384
Inflows(1)	41,975	78,277
Outflows (including realizations)(2)	(5,613)	(5,741)
Market Activity & Other(3)	4,789	991
Foreign Exchange(4)	373	(609)
Balance, End of Period	$187,826	$146,302
(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing. Inflows for the year ended December 31, 2023 include $26 billion of AUM related to closed reinsurance transactions at
Fortitude. Inflows for the year ended December 31, 2022 include $48 billion of AUM associated with the strategic advisory services agreement with Fortitude which was effective April 1, 2022, as well as $15 billion of AUM acquired in the CBAM transaction in March
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
period end.
Total AUM was $187.8 billion at December 31, 2023, an increase of $41.5 billion, or 28%, compared to $146.3 billion at December 31, 2022. The increase was driven by $42.0 billion of inflows primarily from $26 billion of closed reinsurance transactions at Fortitude as well as funds raised in our credit strategic solutions and opportunistic credit funds and the closing of our five latest vintage U.S. CLOs Also driving the increase was $4.8 billion of positive market activity related to an increase in the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement and appreciation in our opportunistic credit funds. The increase was minimally offset by outflows of $5.6 billion due to runoff of CLO and other collateral balances, as well as distributions and the expiration of dry powder in our infrastructure credit and opportunistic credit funds.
Fund Performance Metrics
Fund performance information for certain of our Global Credit funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See Part I, Item 1A “Risk Factors—Risks Related to Our Business Operations—Risks Related to the
Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of the periods presented, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. See Part I, Item 1 “Business—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of December 31, 2023
Fund (Fee Initiation Date/Stepdown Date) (11)	Committed Capital (12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5)(8)	Net IRR (6)(8)	Net Accrued Carry/(Giveback) (7)
CCOF III (Feb 2023 / Jun 2028)	$2,273	$896	39%	$14	$949	1.1x	NM	NM	$1
CCOF II (Nov 2020 / Oct 2025)	$4,430	$5,148	116%	$1,073	$5,228	1.2x	16%	11%	$65
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,471	146%	$3,005	$1,740	1.4x	17%	12%	$27
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$948	$2,319	1.3x	11%	5%	$—
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$931	$31	1.4x	18%	8%	$—
CEMOF II (Dec 2015 / Jun 2019)	$1,692	$1,713	101%	$1,841	$333	1.3x	7%	3%	$—
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,197	$63	1.3x	18%	10%	$5
All Other Active Funds & Vehicles (9)		$9,828	n/a	$2,208	$8,256	1.1x	4%	3%	$20
Fully Realized Funds & Vehicles (10)(13)		$6,625	n/a	$8,190	$—	1.2x	9%	3%	$—
TOTAL GLOBAL CREDIT CARRY FUNDS		$31,875	n/a	$19,406	$18,918	1.2x	10%	5%	$118
(1)Represents the original cost of investments since the inception of the fund. For CSP III and CSP IV, reflects amounts net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
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

(10)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CSP I, CSP II, CEMOF I, CSC, CMP I, CMP II, SASOF II, and
CASCOF.
(11)The fund stepdown date represents the contractual stepdown date under the respective fund agreements for funds on which the fee basis stepdown has not yet occurred. Funds without a listed Fee Initiation Date and Stepdown Date have not yet initiated fees.
(12)All amounts shown represent total capital commitments as of December 31, 2023. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed Capital for CEMOF II reflects original committed capital of $2.8 billion, less $1.1 billion in commitments that were extinguished following a
Key Person Event. Committed capital for CCOF II excludes $150 million in capital committed by a CCOF II investor to a side vehicle.
(13)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.
Global Investment Solutions
The following table presents our results of operations for our Global Investment Solutions segment:

	Year Ended December 31,		Change
	2023	2022	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$242.4	$222.9	$19.5	9%
Fee related performance revenues	3.6	—	3.6	N/A
Total fund level fee revenues	246.0	222.9	23.1	10%
Realized performance revenues	89.7	192.6	(102.9)	(53)%
Realized principal investment income	6.4	3.8	2.6	68%
Interest income	5.9	2.6	3.3	NM
Total revenues	348.0	421.9	(73.9)	(18)%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	123.6	111.7	11.9	11%
Realized performance revenues related compensation	78.9	169.4	(90.5)	(53)%
Total compensation and benefits	202.5	281.1	(78.6)	(28)%
General, administrative, and other indirect expenses	47.8	36.8	11.0	30%
Depreciation and amortization expense	4.4	5.1	(0.7)	(14)%
Interest expense	9.0	11.0	(2.0)	(18)%
Total expenses	263.7	334.0	(70.3)	(21)%
(=) Distributable Earnings	$84.3	$87.9	$(3.6)	(4)%
(-) Realized Net Performance Revenues	10.8	23.2	(12.4)	(53)%
(-) Realized Principal Investment Income	6.4	3.8	2.6	68%
(+) Net Interest	3.1	8.4	(5.3)	(63)%
(=) Fee Related Earnings	$70.2	$69.3	$0.9	1%

Distributable Earnings
Distributable Earnings decreased $3.6 million for the year ended December 31, 2023 as compared to 2022. The following table provides the components of the changes in Distributable Earnings for the year ended December 31, 2023:

Year Ended December 31,
2023 v. 2022
(Dollars in millions)
Distributable Earnings, December 31, 2022	$87.9
Increase in fee related earnings	0.9
Decrease in realized net performance revenues	(12.4)
Increase in realized principal investment income	2.6
Decrease in net interest	5.3
Total decrease	(3.6)
Distributable Earnings, December 31, 2023	$84.3
Realized Net Performance Revenues. Global Investment Solutions had realized performance revenues of $89.7 million and $192.6 million for the years ended December 31, 2023 and 2022, respectively. However, most of these realizations are from AlpInvest fund vehicles in which we generally do not retain any carried interest; therefore, our net realized performance revenues were $10.8 million and $23.2 million for the years ended December 31, 2023 and 2022, respectively.
Realized Principal Investment Income. Realized principal investment income increased $2.6 million for the year ended
December 31, 2023 as compared to 2022, primarily due to higher realized gains on investments in our secondary funds.
Fee Related Earnings
Fee Related Earnings increased $0.9 million for the year ended December 31, 2023 as compared to 2022. The following table provides the components of the changes in Fee Related Earnings for the year ended December 31, 2023:

Year Ended December 31,
2023 v. 2022
(Dollars in millions)
Fee Related Earnings, December 31, 2022	$69.3
Increase in fee revenues	23.1
Increase in cash-based compensation	(11.9)
Increase in general, administrative and other indirect expenses	(11.0)
All other changes	0.7
Total increase	0.9
Fee Related Earnings, December 31, 2023	$70.2
Fee Revenues. Total fee revenues increased $23.1 million for the year ended December 31, 2023 as compared to 2022, primarily due to the activation of fees in our secondaries and co-investment strategies during 2023, net investment activity in funds that charge fees on invested capital, and fee related performance revenues from CAPM, a newly-launched closed-end tender offer fund.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $11.9 million for the year ended December 31, 2023 as compared to 2022, including an increase in compensation associated with fee related performance revenues.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased
$11.0 million for the year ended December 31, 2023 as compared to 2022, primarily due to higher external costs associated with fundraising activities.

Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components during the period.

	As of December 31,
	2023	2022
	(Dollars in millions)
Global Investment Solutions
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$17,488	$19,590
Fee-earning AUM based on invested capital(2)	8,459	4,985
Fee-earning AUM based on net asset value	10,530	3,783
Fee-earning AUM based on lower of cost or fair market value	9,052	9,189
Total Fee-earning AUM	$45,529	$37,547

Annualized Management Fee Rate(3)	0.60%	0.60%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds.
(3)Represents Fund Management Fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period.
The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended Ended December 31,
	2023	2022
	(Dollars in millions)
Global Investment Solutions
Fee-earning AUM Rollforward
Balance, Beginning of Period	$37,547	$37,449
Inflows(1)	13,100	4,494
Outflows (including realizations)(2)	(5,707)	(3,280)
Market Activity & Other(3)	493	537
Foreign Exchange(4)	96	(1,653)
Balance, End of Period	$45,529	$37,547
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
(3)Market Activity & Other represents realized and unrealized gains (losses) on portfolio investments in our carry funds based on the lower of cost or fair value and net asset value. During the years ended December 31, 2023 and December 31, 2022, this included the negative and positive impacts, respectively, of foreign exchange resulting from the translation of our USD investments within our EUR-
denominated AlpInvest funds.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Fee-earning AUM was $45.5 billion at December 31, 2023, an increase of $8.0 billion, or 21%, compared to $37.5 billion at December 31, 2022. Driving the increase were inflows of $13.1 billion primarily attributable to fundraising,

specifically in ASF VIII and ACF IX, and capital deployed in our funds which charge fees based on invested capital, as well as market appreciation of $0.5 billion. This was partially offset by outflows of $5.7 billion primarily attributable to distributions and step-downs in fee bases. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Total AUM
The table below provides the period to period rollforward of Total AUM.

	Year Ended Ended December 31,
	2023	2022
	(Dollars in millions)
Global Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$63,291	$65,456
Inflows(1)	12,732	4,156
Outflows (including realizations)(2)	(5,892)	(7,838)
Market Activity & Other(3)	5,701	4,564
Foreign Exchange(4)	1,028	(3,047)
Balance, End of Period	$76,860	$63,291
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
period end.
Total AUM was $76.9 billion as of December 31, 2023, an increase of $13.6 billion, or 21%, compared to $63.3 billion as of December 31, 2022. Driving the increase were $12.7 billion of inflows from fundraising, particularly in ASF VIII and ACF IX, market appreciation of $5.7 billion reflecting 10% appreciation for the year, and $1.0 billion of positive foreign exchange activity. The increase was partially offset by $5.9 billion of outflows due to distributions in our AlpInvest funds.
Fund Performance Metrics
Fund performance information for our Global Investment Solutions funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2023, which we refer to as our “significant funds”
is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. We also present fund performance information for portfolios of investments held by separately managed accounts, generally aggregated either as invested alongside the relevant commingled fund or over a specified time period.The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See Part I, Item 1A “Risk Factors—Risks Related to Our Business Operations—Risks Related to the
Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”

The following tables reflect the performance of our significant funds in our Global Investment Solutions business.

				TOTAL INVESTMENTS
				As of December 31, 2023
Global Investment Solutions (1)(8)		Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value (3)	Total Fair Value (3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/ (Giveback) (12)
				(Reported in Local Currency, in Millions)
Secondaries and Portfolio Finance	ASF VIII	2023	$5,546	$792	$13	$1,065	$1,078	1.4x	NM	NM	$12
	ASF VII	2020	$6,769	$5,160	$939	$6,096	$7,035	1.4x	25%	19%	$76
	ASF VII - SMAs	2020	€2,016	€1,539	€340	€1,844	€2,184	1.4x	25%	21%	$29
	ASF VI	2017	$3,333	$3,147	$2,885	$1,983	$4,868	1.5x	17%	14%	$57
	ASF VI - SMAs	2017	€2,817	€2,671	€2,052	€2,208	€4,260	1.6x	16%	14%	$45
	ASF V	2012	$756	$658	$998	$198	$1,195	1.8x	18%	15%	$8
	ASF V - SMAs	2012	€3,916	€4,063	€6,787	€809	€7,596	1.9x	21%	20%	$15
	SMAs 2009-2011	2010	€1,859	€2,000	€3,404	€53	€3,457	1.7x	19%	18%	$—
	All Other Active Funds & Vehicles (9)	Various		$1,244	$516	$1,162	$1,678	1.3x	23%	21%	$15
	Fully Realized Funds & Vehicles	Various		€4,240	€6,955	€35	€6,990	1.6x	19%	18%	$—
Co-Investments	ACF IX	2023	$2,327	$269	$—	$268	$268	1.0x	NM	NM	$—
	ACF VIII	2021	$3,614	$3,043	$37	$3,598	$3,635	1.2x	12%	9%	$17
	ACF VIII - SMAs	2021	$1,069	$796	$20	$942	$962	1.2x	13%	11%	$5
	ACF VII	2017	$1,688	$1,633	$764	$2,365	$3,129	1.9x	18%	15%	$54
	ACF VII - SMAs	2017	€1,452	€1,415	€548	€1,966	€2,515	1.8x	17%	15%	$43
	SMAs 2014-2016	2014	€1,274	€1,114	€2,135	€789	€2,925	2.6x	25%	23%	$14
	SMAs 2012-2013	2012	€1,124	€1,061	€2,724	€293	€3,018	2.8x	28%	26%	$2
	SMAs 2009-2010	2010	€1,475	€1,377	€3,483	€572	€4,056	2.9x	23%	22%	$—
	Strategic SMAs	Various		$3,528	$1,028	$4,834	$5,861	1.7x	20%	18%	$58
	All Other Active Funds & Vehicles (9)	Various		€442	€583	€105	€687	1.6x	16%	14%	$2
	Fully Realized Funds & Vehicles	Various		€5,710	€9,834	€1	€9,835	1.7x	14%	13%	$—
Primary Investments	SMAs 2021-2023	2021	€4,349	€631	€12	€696	€708	1.1x	NM	NM	$—
	SMAs 2018-2020	2018	$3,101	$1,999	$275	$2,454	$2,729	1.4x	17%	16%	$1
	SMAs 2015-2017	2015	€2,501	€2,411	€2,074	€2,588	€4,662	1.9x	22%	21%	$10
	SMAs 2012-2014	2012	€5,080	€5,869	€8,386	€4,548	€12,934	2.2x	19%	18%	$16
	SMAs 2009-2011	2009	€4,877	€5,709	€9,817	€2,530	€12,347	2.2x	17%	17%	$1
	SMAs 2006-2008	2005	€11,500	€13,384	€21,730	€1,512	€23,242	1.7x	10%	10%	$—
	SMAs 2003-2005	2003	€4,628	€5,063	€7,988	€202	€8,190	1.6x	10%	9%	$—
	All Other Active Funds & Vehicles (9)	Various		€1,816	€1,740	€323	€2,063	1.1x	3%	2%	$—
	Fully Realized Funds & Vehicles	Various		€4,942	€8,042	€40	€8,082	1.6x	12%	11%	$—
TOTAL GLOBAL INVESTMENT SOLUTIONS (USD) (11)				$94,695	$116,606	$48,328	$164,934	1.7x	14%	13%	$481
(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by AlpInvest. Excluded from the performance information shown are: (a) investments that were not originated by AlpInvest (i.e., AlpInvest did not make the original investment decision or recommendation); (b) Direct
Investments, which was spun off from AlpInvest in 2005; (c) Carlyle AlpInvest Private Markets Fund; and (d) LP co-
investment vehicles managed by AlpInvest. As of December 31, 2023, these excluded portfolios amounted to approximately $4.9 billion of AUM in the aggregate.
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
(9)Includes AlpInvest Atom Fund, all mezzanine investment portfolios, all ‘clean technology’ private equity investment portfolios, all strategic portfolio finance portfolios, ASF VIII - SMAs, ACF IX - SMAs, and any state-focused investment mandate portfolios.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Total Net
Accrued Carry excludes $2 million of net accrued carry as of December 31, 2023, which was retained as part of the sale of MRE on April 1, 2021.
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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior revolving credit facility, which has $1.0 billion of available capacity as of
December 31, 2023. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months.
We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings, and amounts available for borrowing from our senior revolving credit facility or other financings.
Cash and Cash Equivalents. Cash and cash equivalents were approximately $1.4 billion at December 31, 2023.
However, a portion of this cash is allocated for specific business purposes, including, but not limited to: (i) performance allocations and incentive fee related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation and amounts owed to non-controlling interests; (ii) proceeds received from realized investments that are allocable to non-controlling interests; and (iii) regulatory capital.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash, cash equivalents is approximately $1.3 billion as of December 31, 2023. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
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

dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (6.45% at December 31,
2023). As of December 31, 2023, there were no amounts outstanding under the senior revolving credit facility.
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
Global Credit Revolving Credit Facility. Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. In August 2023, certain subsidiaries of the Company entered into an amendment to the Global Credit Revolving Credit Facility to increase the capacity of the existing revolving line of credit from $250 million to $300 million (the “2027 Tranche Revolving Loans”) and extend the maturity date to occur in September 2027. This amendment also provides for a new tranche of revolving loans with a capacity of $200 million maturing in August 2024 (the “2024 Tranche Revolving Loans,” together with the 2027 Tranche Revolving
Loans, the “Global Credit Revolving Credit Facility”). The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit
Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of
2.00% or an alternate base rate plus an applicable margin of 1.00%. The Company made no borrowings under the Global Credit
Revolving Credit Facility during the year ended December 31, 2023 and there was no balance outstanding as of December 31,
2023.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements.
The Company’s CLO borrowings were $431.7 million and $421.7 million at December 31, 2023 and 2022, respectively. The
CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the
Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of December 31, 2023,
$408.8 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 7 of our financial statements for more information on our CLO borrowings.
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
Obligations of CLOs. Loans payable of the Consolidated Funds primarily comprise amounts due to holders of debt securities issued by the CLOs. We are not liable for any loans payable of the CLOs. Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another.
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
Our accrued performance allocations by segment as of December 31, 2023, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$4,310.7	$(18.4)	$4,292.3
Global Credit	323.4	(25.6)	297.8
Global Investment Solutions	1,535.8	—	1,535.8
Total	$6,169.9	$(44.0)	$6,125.9
Plus: Accrued performance allocations from NGP Carry Funds			484.4
Less: Net accrued performance allocations presented as fee related performance revenues			(5.2)
Less: Accrued performance allocation-related compensation			(4,255.8)
Plus: Receivable for giveback obligations from current and former employees			11.5
Less: Deferred taxes on certain foreign accrued performance allocations			(27.1)
Less/Plus: Net accrued performance allocations/giveback obligations attributable to non-controlling interests in consolidated entities			7.4
Plus: Net accrued performance allocations attributable to Consolidated Funds, eliminated in consolidation			9.1
Net accrued performance revenues before timing differences			2,350.2
Less/Plus: Timing differences between the period when accrued performance allocations/giveback obligations are realized and the period they are collected/distributed			28.6
Net accrued performance revenues attributable to The Carlyle Group Inc.			$2,378.8

The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of December 31, 2023, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)			Net Accrued Performance Revenues
	FY 2021	FY 2022	FY 2023
Overall Carry Fund Appreciation/(Depreciation)	41%	11%	7%
Global Private Equity(2)				$1,777.5
Corporate Private Equity	41%	6%	5%	1,168.5
Real Estate	39%	16%	(1)%	158.4
Infrastructure & Natural Resources	34%	48%	8%	451.6
Global Credit Carry Funds	22%	3%	12%	117.9
Global Investment Solutions Carry Funds	48%	6%	10%	483.4
Net Accrued Performance Revenues				$2,378.8
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
dividends or distributions. Certain of the investments attributable to The Carlyle Group Inc. (excluding certain general partner interests, certain strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity.
Investments as of December 31, 2023 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,930.7	$854.7	$3,785.4
Less: Amounts attributable to non-controlling interests in consolidated entities	(173.9)	—	(173.9)
Plus: Investments in Consolidated Funds, eliminated in consolidation	140.1	—	140.1
Less: Strategic equity method investments in NGP Management	—	(370.3)	(370.3)
Less: Investment in NGP general partners - accrued performance allocations	—	(484.4)	(484.4)
Total investments attributable to The Carlyle Group Inc.	$2,896.9	$—	$2,896.9
(1) See Note 5 to the consolidated financial statements.
Our investments as of December 31, 2023 can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$892.1
Global Credit funds(2)	1,069.7
Global Investment Solutions funds	240.8
Total investments in Carlyle Funds, excluding CLOs	2,202.6
Investments in CLOs	559.2
Other investments	135.1
Total investments attributable to The Carlyle Group Inc.	2,896.9
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc.(3)	(408.8)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$2,488.1
(1)  Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.

(2)  Includes the Company’s indirect investment in Fortitude through Carlyle FRL, a Carlyle-affiliated investment fund, as discussed in Note 5 to the consolidated financial statements. This investment has a carrying value of $595.4 million as of December 31, 2023.
(3)  Of the $431.7 million in total CLO borrowings as of December 31, 2023 and as disclosed in Note 7 to the consolidated financial statements, $408.8 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $22.9 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
Our Liquidity Needs
We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and investment funds and return capital to our common stockholders in the form of dividends or stock repurchases.
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
•repurchase our common stock and pay any associated taxes, and;
•settle tax withholding obligations in connection with net share settlements of equity-based awards.
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
With respect to dividend year 2023, the Board of Directors declared a dividend to common stockholders totaling approximately $506.0 million, or $1.40 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2023
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2023	$0.35	$126.7	May 16, 2023	May 23, 2023
Q2 2023	0.35	126.3	August 15, 2023	August 23, 2023
Q3 2023	0.35	126.3	November 21, 2023	November 29, 2023
Q4 2023	0.35	126.7	February 23, 2024	March 1, 2024
Total	$1.40	$506.0

With respect to dividend year 2022, the Board of Directors declared cumulative dividends to common stockholders totaling approximately $472.5 million to common stockholders, consisting of the following:

Common Stock Dividends - Dividend Year 2022
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2022	$0.325	$117.6	May 10, 2022	May 17, 2022
Q2 2022	0.325	118.3	August 9, 2022	August 16, 2022
Q3 2022	0.325	118.2	November 18, 2022	November 25, 2022
Q4 2022	0.325	118.4	February 22, 2023	March 1, 2023
Total	$1.30	$472.5
Dividends to common stockholders paid during the year ended December 31, 2023 totaled $497.7 million, including the amount paid in March 2023 of $0.325 per common share in respect of the fourth quarter of 2022. Dividends to common stockholders paid during the year ended December 31, 2022 totaled $443.6 million, including the amount paid in February 2022 of $0.25 per common share in respect of the fourth quarter of 2021.
Fund Commitments. Generally, Carlyle commits to fund approximately 0.75% of the capital commitments to our future carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds and our
CLO vehicles. Our investments in our European CLO vehicles will comply with the risk retention rules as discussed in “Risk
Retention Rules” later in this section.
Since our inception through December 31, 2023, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals. A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives, and other professionals through our internal co-investment program. Of the $3.7 billion of unfunded commitments, approximately $3.1 billion is subscribed individually by senior Carlyle professionals, operating executives, and other professionals, with the balance funded directly by the Company. Over 80% of the $3.7 billion of unfunded commitments relate to investment funds in our Global Private Equity segment.
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator, or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of December 31, 2023, we had no commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Repurchase Program. In October 2021, our Board of Directors authorized the repurchase of up to $400 million of common stock, which replaced a repurchase authorization provided in February 2021, effective January 1, 2022. In February
2023, the Board of Directors replenished the repurchase program and expanded the limit to $500 million of common stock in aggregate, effective March 31, 2023. This program authorizes the repurchase of shares of common stock from time to time in open market transactions, in privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. For the year ended December 31, 2023, we paid an aggregate of $203.5 million to repurchase and retire approximately 6.5 million shares of common stock with all of the repurchases done via open market and brokered transactions. As of December 31, 2023, $396.8 million of repurchase capacity remained under the program. Our Board of Directors reset the total repurchase authorization to
$1.4 billion in shares of our common stock, effective as of February 6, 2024.

Cash Flows
The significant captions and amounts from our consolidated statements of cash flows which include the effects of our
Consolidated Funds and CLOs in accordance with U.S. GAAP are summarized below.

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by (used in) operating activities	$204.9	$(379.3)
Net cash used in investing activities	(43.6)	(828.8)
Net cash (used in) provided by financing activities	(99.6)	114.8
Effect of foreign exchange rate changes	18.9	(20.3)
Net change in cash, cash equivalents and restricted cash	$80.6	$(1,113.6)
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
Cash flows from operating activities for the years ended December 31, 2023 and 2022, excluding the activities of our
Consolidated Funds, were $955.7 million and $860.7 million, respectively. Operating cash inflows primarily include the receipt of management fees and realized performance allocations and incentive fees, while operating cash outflows primarily include payments for operating expenses, including compensation, and general, administrative and other expenses. During the years ended December 31, 2023 and 2022, net cash provided by operating activities primarily included the receipt of management fees, and realized performance allocations and incentive fees, totaling approximately $3.0 billion and $4.1 billion, respectively.
These inflows were partially offset by payments for compensation, income taxes, interest, and general, administrative and other expenses of approximately $2.4 billion and $3.1 billion for the years ended December 31, 2023 and 2022, respectively.
Operating outflows during the year ended December 31, 2023 also included a $68.6 million payment relating to the Carlyle
Aviation Partners earn-out and a $20.3 million payment to the former Carlyle Holdings unitholders related to amounts owed under the tax receivable agreement.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the year ended December 31, 2023, investment proceeds were $472.2 million while investment purchases were $301.2 million, which included our $50 million follow-on investment in Carlyle FRL and our $40 million investment in Carlyle Capital Income Fund (“CCIF”), an NYSE listed closed-end fund that primarily invests in equity and junior debt tranches of CLOs. During the year ended December 31,
2022, investment proceeds were $474.9 million while investment purchases were $629.9 million, which included our $200 million investment in iStar through our real estate credit fund and our $49 million follow-on investment in Carlyle FRL.
The net cash provided by operating activities for the year ended December 31, 2023 also reflects the investment activity of our Consolidated Funds. For the year ended December 31, 2023, proceeds from the sales and settlements of investments by the Consolidated Funds were $2.3 billion, while purchases of investments by the Consolidated Funds were $3.1 billion. For the year ended December 31, 2022, proceeds from the sales and settlements of investments by the Consolidated
Funds were $2.9 billion, while purchases of investments by the Consolidated Funds were $3.8 billion.
Net cash used in investing activities. Our investing activities generally reflect cash used for acquisitions, fixed assets, software for internal use, and corporate treasury investments. For the year ended December 31, 2023, cash used in investing activities principally reflects purchases of corporate treasury investments of $187.3 million and net purchases of fixed assets of
$66.6 million, partially offset by proceeds from corporate treasury investments of $210.3 million. For the year ended
December 31, 2022, cash used in investing activities principally reflects purchases of intangible assets and net CLO investments from the CBAM transaction of $618.4 million, the purchase of Abingworth of $150.2 million, and purchases of corporate treasury investments of $69.6 million, as well as net purchases of fixed assets of $40.6 million.
Net cash (used in) provided by financing activities. Net cash provided by (used in) financing activities during the years ended December 31, 2023 and 2022, excluding the activities of our Consolidated Funds, was $(0.8) billion and $(1.1) billion, respectively. Dividends paid to our common stockholders were $497.7 million and $443.6 million for the years ended

December 31, 2023 and 2022, respectively, and we paid $203.5 million and $185.6 million, respectively, to repurchase and retire 6.5 million and 5.0 million, respectively, of shares of common stock. We also paid $68.8 million in each of January 2023 and January 2022, representing the fourth and third annual installments of the deferred consideration payable to former Carlyle
Holdings unitholders in connection with the Conversion. Net cash used in financing activities for the year ended December 31,
2022 (prior to the effects of consolidation) also includes $456.2 million primarily related to amounts funded to bridge investment activity in consolidated funds that are actively fundraising in our Global Private Equity segment. This investment activity is reflected as purchases of investment in our consolidated statements of cash flows.
The net borrowings on loans payable by our Consolidated Funds during the years ended December 31, 2023 and 2022 were $700.6 million and $624.2 million, respectively. For the years ended December 31, 2023 and 2022, contributions from non-controlling interest holders were $177.0 million and $391.2 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the years ended December 31, 2023 and 2022, distributions to non-controlling interest holders were $139.7 million and $216.8 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $21.2 billion at December 31, 2023, a decrease of $0.2 billion from December 31, 2022. The decrease in total assets was primarily attributable to a decrease in Investments, including performance allocations of $0.8 billion, partially offset by an increase in Investments in Consolidated Funds of $0.4 billion and an increase in Cash and cash equivalents held by Consolidated Funds of $0.1 billion. The decrease in Investments, including performance allocations was primarily due to a decrease in accrued performance allocations, reflecting realizations as well as performance allocation reversals in certain funds, which more than offset the impact of 7% appreciation in our carry funds in 2023.
Total liabilities were $15.4 billion at December 31, 2023, an increase of $0.8 billion from December 31, 2022. The increase in liabilities was primarily attributable to an increase in Accrued compensation and benefits of $0.6 billion and an increase in Loans payable of Consolidated Funds of $0.6 billion, partially offset by a decrease in Deferred tax liabilities of $0.4 billion. The increase in Accrued compensation and benefits was primarily due to a $1.1 billion increase in accrued performance allocations and incentive fee related compensation as a result of our updated employee compensation program effective
December 31, 2023 (see “—Recent Developments—Updates to Compensation Strategy”). This increase was partially offset by reversals of accrued compensation related to a decrease in performance allocations and the Carlyle Aviation Partners earn-out payment. The decrease in Deferred tax liabilities was primarily driven by the decrease in accrued performance allocations.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K. At December 31, 2023, our total assets without the effect of the
Consolidated Funds were $13.9 billion, including cash and cash equivalents of $1.4 billion and net accrued performance revenues of $2.4 billion.
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
funds.
In March 2022, Carlyle Net Leasing Income, L.P., a Carlyle-affiliated investment fund, acquired a diversified portfolio of triple net leases from iStar, Inc. for an enterprise value of $3 billion, which was funded using $2 billion in debt and $1 billion in equity. The investment fund is not consolidated by us, and the debt is non-recourse to us. As general partner of the investment fund, we contributed $200 million as a minority interest balance sheet investment, which is included in our Global
Credit principal equity method investments (see Note 6 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022).

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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2023 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	2024	2025-2026	2027-2028	Thereafter	Total
	(Dollars in millions)
Debt obligations(1)	$—	$71.0	$95.4	$2,140.3	$2,306.7
Interest payable(2)	117.9	221.7	118.0	1,736.6	2,194.2
Other consideration(3)	185.5	37.0	30.3	—	252.8
Operating lease obligations(4)	66.9	124.1	121.4	286.5	598.9
Capital commitments to Carlyle funds(5)	3,742.8	—	—	—	3,742.8
Tax receivable agreement payments(6)	3.1	11.9	13.1	51.2	79.3
Loans payable of Consolidated Funds(7)	392.1	782.0	783.1	7,971.3	9,928.5
Unfunded commitments of the CLOs(8)	1.2	—	—	—	1.2
Consolidated contractual obligations	4,509.5	1,247.7	1,161.3	12,185.9	19,104.4
Loans payable of Consolidated Funds(7)	(392.1)	(782.0)	(783.1)	(7,971.3)	(9,928.5)
Capital commitments to Carlyle funds(5)	(3,065.7)	—	—	—	(3,065.7)
Unfunded commitments of the CLOs(8)	(1.2)	—	—	—	(1.2)
Carlyle Operating Entities contractual obligations	$1,050.5	$465.7	$378.2	$4,214.6	$6,109.0
(1)The table above assumes that no prepayments are made on the senior and subordinated notes and that the outstanding balances, if any, on the senior credit facility and Global Credit Revolving Credit Facility are repaid on the maturity dates of credit facilities. The CLO term loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 7 to the consolidated financial statements for the various maturity dates of our borrowings.
(2)The interest rates on the debt obligations as of December 31, 2023 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 5.37% to
12.03% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the
CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
(3)These obligations represent our estimate of amounts to be paid on the contingent cash obligations associated with our acquisitions of Carlyle Aviation
Partners and Abingworth, deferred consideration related to our strategic investment in Fortitude, and other obligations. These obligations also include the deferred payment obligations to former holders of the Carlyle Holdings partnership units described below. In connection with the Conversion, former holders of Carlyle Holdings partnership units will receive cash payments aggregating to approximately $344 million, which is equivalent to
$1.50 per Carlyle Holdings partnership unit exchanged in the Conversion, payable in five annual installments of $0.30, the fourth of which occurred during the first quarter of 2023. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the Company and its subsidiaries, and do not bear interest.
(4)We lease office space in various countries around the world, including our largest offices in Washington, D.C., New York City, London, Amsterdam
and Hong Kong, which have non-cancelable lease agreements expiring in various years through 2036. The amounts in this table represent the minimum lease payments required over the term of the lease.
(5)These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $3.7 billion of unfunded commitments to the funds, approximately $3.1 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company.
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

(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of December 31, 2023, at spreads to market rates pursuant to the debt agreements, and range from 1.15% to 14.28%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $42.3 million at December 31, 2023 as we are unable to estimate when such amounts may be paid.
Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Abingworth, which are accounted for as compensation expense, and are accrued over the service period. If earned, payments are made in the year following the performance year to which the payments relate. For our acquisition of Abingworth, the contingent cash obligations relate to future incentive payments of up to $130.0 million that are payable upon the achievement of certain performance targets during
2023 through 2028, which is the maximum amount that could be paid from contingent cash obligations associated with the acquisition of Abingworth as of December 31, 2023. There are no material amounts recognized on the balance sheet related to these contingent cash obligations as of December 31, 2023.
In connection with our acquisition of Carlyle Aviation Partners, we had contingent cash payments related to an earn-
out of up to $150.0 million that were payable upon the achievement of certain revenue and earnings performance targets during
2020 through 2025. Through December 31, 2022, we paid $53.6 million related to this earn-out. During the first quarter of
2023, we entered into a termination and settlement agreement with respect to the earn-out, pursuant to which we paid $68.6 million, and will pay an aggregate $2.4 million in installments in 2024 and 2025.
Risk Retention Rules
We will continue to comply with the risk retention rules governing CLOs issued in Europe for which we are a sponsor, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals, and/or third party financing. For additional information related to the U.S. Risk Retention Rules, see Part I, Item 1A “Risk Factors—Risks
Related to Regulation and Litigation—Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.”
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
December 31, 2023.
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
Carlyle Common Stock
A rollforward of our common stock outstanding for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended Ended December 31,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	362,298,650	355,367,876
Shares issued	5,532,559	11,857,133
Shares repurchased/retired	(6,505,037)	(4,926,359)
Balance, end of period	361,326,172	362,298,650
Shares of The Carlyle Group Inc. common stock issued during the period presented in the tables above relate to the vesting of the Company’s restricted stock units, shares issued pursuant to a program under which we may distribute realized performance allocation related compensation in fully vested, newly issued shares (see Note 14 to the accompanying consolidated financial statements), 4.2 million and 0.6 million shares issued as part of the purchase price consideration in the
CBAM and Abingworth transactions during the year ended December 31, 2022 (see Note 3 to the accompanying consolidated financial statements), and shares issued and delivered in connection with our equity method investment in NGP during the years ended December 31, 2023 and 2022.
The Carlyle Group Inc. common stock repurchased during the period presented in the tables above relate to shares repurchased during the years ended December 31, 2023 and 2022 and subsequently retired as part of our stock repurchase programs.
The total shares as of December 31, 2023 as shown above exclude approximately 0.7 million net common shares in connection with the vesting of restricted stock units subsequent to December 31, 2023 that will participate in the common shareholder dividend that will be paid on March 1, 2024.
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
Performance Allocations. As of December 31, 2023, we had performance allocations of $6.2 billion. Performance allocations consist principally of the performance-based allocation of profits from certain of the funds to which the Company is entitled (commonly referred to as carried interest). The Company is generally entitled to a 20% allocation (which can vary by fund) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors.
Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement, the Company recognizes revenues attributable to performance allocations based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as investment income related to performance allocations reflects the Company’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty in measuring the fair value of investments in the absence of observable market prices as discussed below, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material. If, at December 31, 2023, all of the investments held by the Company’s funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be
$1.6 billion, on an after-tax basis where applicable, of which approximately $0.7 billion would be the responsibility of current and former senior Carlyle professionals.
See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for information related to performance allocations for various fund types, preferred return hurdle rates, the timing of performance allocation recognition in investment income, and the potential for performance allocation income reversal.
Performance Allocation Related Compensation. As of December 31, 2023, we had accrued performance allocations and incentive fee related compensation of $4.3 billion. A portion of the performance allocations earned is due to employees and advisers of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocation revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocation revenue, the related compensation expense, if any, is also reversed.
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

As of December 31, 2023, we had gross deferred tax assets of $1.5 billion. The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded on the Company’s gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of the Company’s deferred tax assets, all evidence, both positive and negative, is evaluated. As of
December 31, 2023, we recorded a valuation allowance of $62.8 million on our gross deferred tax assets. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. Lastly, the Company accounts for the tax on global intangible low-taxed income (“GILTI”) as incurred and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries. Changes in judgment as it relates to the realizability of these assets, as well as potential changes in corporate tax rates would have the effect of significantly reducing the value of the deferred tax assets.
Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established, which is included in accounts payable, accrued expenses and other liabilities in the consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes. As of December 31, 2023, we had unrecognized tax benefits of $42.3 million, which if recognized would result in a reduction in the provision for income taxes of $31.2 million.
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
The valuation methodologies can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of fund performance and accrued performance allocations. Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior fund net asset values would result in reduced earnings or losses for the applicable fund, the loss of potential performance allocations and incentive fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional funds. See Part I, Item 1A “Risk Factors—Risks Related to Our Business Operations—Risks Related to the Assets
We Manage—Valuation methodologies for certain assets in our funds can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of fund performance and accrued performance allocations.”
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
Our equity-method investment in NGP entitles us to 55% of the management fee related revenue of the NGP entities that serve as advisors to the NGP Energy Funds and is subject to impairment under the U.S. GAAP accounting for equity method investments. We evaluate our equity method investment in NGP for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, but no less than quarterly. For example, challenges with fundraising or lower future management fees could cause an impairment of our investment in NGP in the future. As of December 31, 2023, we continue to believe that our investment in NGP is not impaired.

Equity-based Compensation. During the year ended December 31, 2023, we recognized $249.1 million in equity-based compensation expense. Compensation expense relating to the issuance of equity-based awards to Carlyle employees is measured at fair value on the grant date. In determining the aggregate fair value of any award grants, we make judgments as to the grant-date fair value, particularly the discount related to awards that do not participate in dividends during the vesting period. A decrease in the discount would result in an increase in equity-based compensation expense.
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
As of December 31, 2023, we had intangible assets, net of accumulated amortization, of $766.1 million, including
$104.0 million of goodwill. Our finite-lived intangible assets have estimated useful lives which range from four to eight years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1 and between annual tests when events and circumstances indicate that impairment may have occurred.
Impairment testing requires the assessment of both qualitative and quantitative factors, including, but not limited to whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgements, assumptions and estimates. As of December 31, 2023, we continue to believe our intangible assets and goodwill are not impaired.
Recent Accounting Pronouncements
We discuss recent accounting pronouncements in Note 2 to the consolidated financial statements included in this
Annual Report on Form 10-K.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is related to our role as general partner or investment advisor to our investment funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, incentive fees, performance allocations and principal investment income.
Although our investment funds share many common themes, each of our asset management asset classes runs its own investment and risk management processes, subject to our overall risk tolerance and philosophy. The investment process of our investment funds involves a comprehensive due diligence approach, including review of the reputation of shareholders and management, company size and sensitivity of cash flow generation, business sector and competitive risks, portfolio fit, exit risks and other key factors highlighted by the deal team. Key investment decisions are subject to approval by both the fund-
level managing directors, as well as the investment committee, which is generally comprised of one or more of the three founding partners, one “sector” head, one or more advisors and senior investment professionals associated with that particular fund. Once an investment in a portfolio company has been made, our fund teams closely monitor the performance of the portfolio company, generally through frequent contact with management and the receipt of financial and management reports.
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
The following table summarizes the incremental impact, including our Consolidated Funds, of a 10% change in total remaining fair value by segment as of December 31, 2023 on our performance allocations revenue:

	10% Increase in Total Remaining Fair Value	10% Decrease in Total Remaining Fair Value
	(Dollars in millions)
Global Private Equity	$2,702.9	$(1,417.8)
Global Credit	189.8	(264.1)
Global Investment Solutions	343.7	(352.8)
Total	$3,236.4	$(2,034.7)
The effect of the variability in performance allocations revenue would be in part offset by performance allocation related compensation.
Effect on Assets Under Management
Generally, our Fee-earning assets under management are not affected by changes in valuation. However, total assets under management is impacted by valuation changes to net asset value. The table below shows the remaining fair value:

Remaining Fair Value
(Dollars in millions)
Global Private Equity	$124,580
Global Credit	$171,960
Global Investment Solutions	$52,982
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
dollar currencies. We estimate that as of December 31, 2023, if there was a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar, the impact on our consolidated results of operations for the year then ended would be as follows: (a) fund management fees would decrease by $53.9 million, (b) performance allocations would decrease by $37.1 million, and (c) principal investment income would decrease by $2.9 million.
Interest Rate Risk
We have obligations under our CLO term loans that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. The CLO term loans incur interest at
EURIBOR or SOFR plus an applicable rate. We do not have any interest rate swaps in place for these borrowings.
Based on our debt obligations payable as of December 31, 2023, we estimate that interest expense relating to variable rates would increase by approximately $4.3 million on an annual basis in the event interest rates were to increase by one percentage point.
Credit Risk
Certain of our investment funds hold derivative instruments that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In addition, the Company is subject to credit risk should a financial institution be unable to fulfill its obligations. We minimize our risk exposure by limiting the counterparties with which we enter into contracts to banks and investment banks who meet established credit and capital guidelines.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Carlyle Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Carlyle Group Inc. (the Company) as of December 31,
2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the
“consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(2013 framework) and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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

Measurement of principal equity method investments, including accrued performance allocations

Description of the Matter
At December 31, 2023, the carrying value of the Company’s investments totaled approximately $10.0 billion. As discussed in Notes 2 and 5 to the consolidated financial statements, a significant input to the measurement of the Company’s principal equity method investments in the funds and accrued performance allocations, is management’s estimate of the fair value of the investments held by each fund. Management estimates the fair value of the funds’ investments, including investments in the equity of private operating companies, real estate properties and certain debt positions, by applying the methodologies outlined in
Notes 2 and 5 and using unobservable inputs and assumptions.
Auditing management’s estimates of the fair value of certain of the funds’ investments using significant unobservable inputs and assumptions was complex and judgmental because these investments exhibit higher estimation uncertainty.

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
Our audit procedures related to a sample of investment valuations using significant unobservable inputs included, among others, assessing whether the valuation methodologies used were appropriate and testing the mathematical accuracy of the valuation models.
For a sample of investment valuations, we obtained management’s valuation models and compared objective inputs used in the models to agreements or underlying source documents provided by the Company. We assessed the appropriateness of certain unobservable inputs and assumptions used in the valuation models by comparing them to underlying support or available market data and evaluating the appropriateness of adjustments. Our procedures varied based on the nature of the investment selected for testing.
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
For certain investments, we independently developed fair value estimates, with the support of valuation specialists, using investee and market information and compared them to the funds’
fair value estimates.
For a sample of investments that were sold during the year, we performed procedures to assess the historical reasonableness of management’s estimates. We also evaluated subsequent events and transactions and considered whether they corroborated or contradicted the year-
end estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Tysons, VA
February 22, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Carlyle Group Inc.
Opinion on Internal Control Over Financial Reporting
We have audited The Carlyle Group Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (2013 framework) (the COSO criteria). In our opinion, The Carlyle Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, VA
February 22, 2024

Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$1,440.3	$1,360.7
Cash and cash equivalents held at Consolidated Funds	346.0	209.0
Restricted cash	1.8	0.8
Corporate treasury investments	—	20.0
Investments, including accrued performance allocations of $6,169.9 and $7,117.7 as of December 31, 2023 and 2022, respectively	9,955.3	10,767.9
Investments of Consolidated Funds	7,253.1	6,894.4
Due from affiliates and other receivables, net	691.6	579.4
Due from affiliates and other receivables of Consolidated Funds, net	141.0	101.9
Fixed assets, net	161.5	139.9
Lease right-of-use assets, net	332.2	337.0
Deposits and other	70.6	78.4
Intangible assets, net	766.1	897.8
Deferred tax assets	16.5	15.8
Total assets	$21,176.0	$21,403.0
Liabilities and equity
Debt obligations	$2,281.0	$2,271.7
Loans payable of Consolidated Funds	6,486.5	5,905.2
Accounts payable, accrued expenses and other liabilities	333.8	369.2
Accrued compensation and benefits	4,922.2	4,320.9
Due to affiliates	275.9	362.5
Deferred revenue	140.3	126.4
Deferred tax liabilities	45.3	402.7
Other liabilities of Consolidated Funds	374.4	279.3
Lease liabilities	488.1	502.9
Accrued giveback obligations	44.0	40.9
Total liabilities	15,391.5	14,581.7
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (361,326,172 and 362,298,650 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	3.6	3.6
Additional paid-in capital	3,403.0	3,138.5
Retained earnings	2,082.1	3,401.1
Accumulated other comprehensive loss	(297.3)	(322.2)
Non-controlling interests in consolidated entities	593.1	600.3
Total equity	5,784.5	6,821.3
Total liabilities and equity	$21,176.0	$21,403.0
See accompanying notes.
The Carlyle Group Inc.

Consolidated Statements of Operations
(Dollars in millions, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Fund management fees	$2,043.2	$2,030.1	$1,667.5
Incentive fees	93.7	63.7	48.8
Investment income
Performance allocations	(88.6)	1,327.5	6,084.6
Principal investment income	133.4	570.5	637.3
Total investment income	44.8	1,898.0	6,721.9
Interest and other income	212.1	135.9	90.7
Interest and other income of Consolidated Funds	570.1	311.0	253.2
Total revenues	2,963.9	4,438.7	8,782.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	1,023.7	1,052.0	908.0
Equity-based compensation	249.1	154.0	163.1
Performance allocations and incentive fee related compensation	1,103.7	719.9	2,961.0
Total compensation and benefits	2,376.5	1,925.9	4,032.1
General, administrative and other expenses	652.1	575.8	431.7
Interest	123.8	110.4	113.3
Interest and other expenses of Consolidated Funds	419.1	211.6	178.5
Other non-operating expenses	0.2	1.0	1.5
Total expenses	3,571.7	2,824.7	4,757.1
Other income (loss)
Net investment income (loss) of Consolidated Funds	6.9	(41.5)	2.5
Income (loss) before provision for income taxes	(600.9)	1,572.5	4,027.5
Provision (benefit) for income taxes	(104.2)	287.8	982.3
Net income (loss)	(496.7)	1,284.7	3,045.2
Net income attributable to non-controlling interests in consolidated entities	111.7	59.7	70.5
Net income (loss) attributable to The Carlyle Group Inc.	$(608.4)	$1,225.0	$2,974.7
Net income (loss) attributable to The Carlyle Group Inc. per common share (see Note 13)
Basic	$(1.68)	$3.39	$8.37
Diluted	$(1.68)	$3.35	$8.20
Weighted-average common shares
Basic	361,395,823	361,278,064	355,241,653
Diluted	361,395,823	365,707,722	362,574,564
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.
The Carlyle Group Inc.

Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(496.7)	$1,284.7	$3,045.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of income tax (benefit) expense of $10.9, $(16.0) and $1.2 for the years ended December 31, 2023, 2022 and 2021, respectively	41.7	(107.8)	(56.3)
Defined benefit plans, net
Unrealized net income (loss) for the period, net of income tax (benefit) expense of $(1.3), $4.6 and $2.9 for the years ended December 31, 2023, 2022 and 2021, respectively	(3.9)	14.5	9.5
Less: reclassification adjustment for unrecognized gain during the period included in base compensation expense, net of income tax (benefit) expense of $(0.1), $0.3 and $0.7 for the years ended December 31, 2023, 2022 and 2021, respectively	(0.3)	1.0	2.1
Other comprehensive income (loss)	37.5	(92.3)	(44.7)
Comprehensive income (loss)	(459.2)	1,192.4	3,000.5
Comprehensive income attributable to non-controlling interests in consolidated entities	124.3	42.1	64.6
Comprehensive income (loss) attributable to The Carlyle Group Inc.	$(583.5)	$1,150.3	$2,935.9
See accompanying notes.
The Carlyle Group Inc.

Consolidated Statements of Changes in Equity
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2020	353.5	$3.5	$2,546.2	$348.2	$(208.7)	$241.0	$2,930.2
Shares repurchased	(3.2)	—	—	(161.8)	—	—	(161.8)
Equity-based compensation	—	0.1	166.6	—	—	—	166.7
Shares issued for equity-based awards	5.0	—	—	—	—	—	—
Shares issued for performance allocations	0.1	—	4.8	—	—	—	4.8
Contributions	—	—	—	—	—	216.2	216.2
Dividends and distributions	—	—	—	(355.8)	—	(94.6)	(450.4)
Net income	—	—	—	2,974.7	—	70.5	3,045.2
Currency translation adjustments	—	—	—	—	(50.4)	(5.9)	(56.3)
Defined benefit plans, net	—	—	—	—	11.6	—	11.6
Balance at December 31, 2021	355.4	$3.6	$2,717.6	$2,805.3	$(247.5)	$427.2	$5,706.2
Shares repurchased	(5.0)	$—	$—	$(185.6)	$—	$—	$(185.6)
Equity-based compensation	—	—	162.5	—	—	—	162.5
Shares issued for equity-based awards	6.2	—	—	—	—	—	—
Shares issued for performance allocations	0.9	—	38.9	—	—	—	38.9
Shares issued related to the acquisition of CBAM	4.2	—	194.5	—	—	—	194.5
Shares issued related to the acquisition of Abingworth	0.6	—	25.0	—	—	—	25.0
Contributions	—	—	—	—	—	391.2	391.2
Dividends and distributions	—	—	—	(443.6)	—	(216.8)	(660.4)
Net income	—	—	—	1,225.0	—	59.7	1,284.7
Deconsolidation of a Consolidated Entity	—	—	—	—	—	(47.6)	(47.6)
Non-controlling interests related to the acquisition of Abingworth	—	—	—	—	—	4.2	4.2
Currency translation adjustments	—	—	—	—	(90.2)	(17.6)	(107.8)
Defined benefit plans, net	—	—	—	—	15.5	—	15.5
Balance at December 31, 2022	362.3	$3.6	$3,138.5	$3,401.1	$(322.2)	$600.3	$6,821.3
Shares repurchased	(6.5)	—	—	(203.5)	—	—	(203.5)
Equity-based compensation	—	—	255.1	—	—	—	255.1
Shares issued for equity-based awards	5.5	—	—	—	—	—	—
Dividend-equivalent rights on certain equity- based awards	—	—	9.4	(9.4)	—	—	—
Contributions	—	—	—	—	—	177.0	177.0
Dividends and distributions	—	—	—	(497.7)	—	(139.7)	(637.4)
Net income	—	—	—	(608.4)	—	111.7	(496.7)
Deconsolidation of Consolidated Entities	—	—	—	—	—	(168.8)	(168.8)
Currency translation adjustments	—	—	—	—	29.1	12.6	41.7
Defined benefit plans, net	—	—	—	—	(4.2)	—	(4.2)
Balance at December 31, 2023	361.3	$3.6	$3,403.0	$2,082.1	$(297.3)	$593.1	$5,784.5
See accompanying notes.
The Carlyle Group Inc.

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(496.7)	$1,284.7	$3,045.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	180.6	147.4	52.0
Right-of-use asset impairment, net of broker fees	—	—	24.8
Equity-based compensation	249.1	154.0	163.1
Non-cash performance allocations and incentive fees, net	1,572.8	393.6	(1,670.7)
Non-cash principal investment (income) loss	(123.9)	(553.4)	(618.5)
Other non-cash amounts	23.8	(10.3)	29.1
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(246.9)	408.1	(76.6)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	240.0	(366.6)	74.1
Purchases of investments by Consolidated Funds	(3,084.7)	(3,826.2)	(5,407.0)
Proceeds from sale and settlements of investments by Consolidated Funds	2,348.8	2,860.4	4,888.7
Non-cash interest income, net	(27.2)	(12.1)	(11.8)
Change in cash and cash equivalents held at Consolidated Funds	(171.8)	(61.0)	30.3
Change in other receivables held at Consolidated Funds	(30.1)	19.3	(45.7)
Change in other liabilities held at Consolidated Funds	97.1	(336.8)	115.6
Other non-cash amounts of Consolidated Funds	—	0.1	—
Purchases of investments	(301.2)	(629.9)	(276.7)
Proceeds from the sale of investments	472.2	474.9	668.4
Payments of contingent consideration	(68.6)	(5.7)	(48.0)
Changes in deferred taxes, net	(368.7)	(73.2)	508.4
Change in due from affiliates and other receivables	(33.4)	(82.5)	(25.7)
Change in deposits and other	6.3	(11.8)	(12.5)
Change in accounts payable, accrued expenses and other liabilities	(33.2)	(14.3)	105.7
Change in accrued compensation and benefits	10.6	(135.4)	239.0
Change in due to affiliates	(14.5)	1.7	0.2
Change in lease right-of-use assets and lease liabilities	(10.8)	(8.8)	4.5
Change in deferred revenue	15.3	4.5	35.1
Net cash provided by (used in) operating activities	204.9	(379.3)	1,791.0
Cash flows from investing activities
Purchases of corporate treasury investments	(187.3)	(69.6)	—
Proceeds from corporate treasury investments	210.3	50.0	—
Purchases of fixed assets, net	(66.6)	(40.6)	(41.4)
Purchase of Abingworth, net of cash acquired	—	(150.2)	—
Purchase of CBAM intangibles and investments	—	(618.4)	—
Proceeds from sale of MRE, net of cash sold	—	—	5.9
Proceeds from sale of Brazil management entity, net of cash sold	—	—	3.3
Net cash used in investing activities	(43.6)	(828.8)	(32.2)
The Carlyle Group Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities
Borrowings under credit facilities	—	—	70.0
Repayments under credit facilities	—	—	(70.0)
Issuance of 4.625% subordinated notes due 2061, net of financing costs	—	—	484.1
Repurchase of 3.875% senior notes due 2023	—	—	(259.9)
Proceeds from CLO borrowings, net of financing costs	12.0	73.2	111.7
Payments on CLO borrowings	(17.2)	(16.7)	(232.5)
Net borrowings on loans payable of Consolidated Funds	700.6	624.2	182.9
Payments of contingent consideration	—	—	(0.1)
Dividends to common stockholders	(497.7)	(443.6)	(355.8)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)	(68.8)
Contributions from non-controlling interest holders	177.0	391.2	216.2
Distributions to non-controlling interest holders	(139.7)	(216.8)	(94.6)
Common shares issued for performance allocations	—	38.9	4.8
Common shares repurchased	(203.5)	(185.6)	(161.8)
Change in due to/from affiliates financing activities	(62.3)	(81.2)	(68.7)
Net cash (used in) provided by financing activities	(99.6)	114.8	(242.5)
Effect of foreign exchange rate changes	18.9	(20.3)	(30.8)
Increase (decrease) in cash, cash equivalents and restricted cash	80.6	(1,113.6)	1,485.5
Cash, cash equivalents and restricted cash, beginning of period	1,361.5	2,475.1	989.6
Cash, cash equivalents and restricted cash, end of period	$1,442.1	$1,361.5	$2,475.1
Supplemental cash disclosures
Cash paid for interest	$91.8	$91.5	$92.7
Cash paid for income taxes	$250.1	$402.1	$402.6
Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM and Abingworth	$—	$219.5	$—
Net asset impact of deconsolidation of Consolidated Funds	$(110.4)	$(47.7)	$(34.4)
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,440.3	$1,360.7	$2,469.5
Restricted cash	1.8	0.8	5.6
Total cash, cash equivalents and restricted cash, end of period	$1,442.1	$1,361.5	$2,475.1
Cash and cash equivalents held at Consolidated Funds	$346.0	$209.0	$147.8
See accompanying notes.
The Carlyle Group Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

1. Organization and Basis of Presentation
Carlyle is one of the world’s largest global investment firms that deploys private capital across its business and conducts its operations through three reportable segments: Global Private Equity, Global Credit and Global Investment
Solutions (see Note 16). In the Global Private Equity segment, Carlyle advises buyout, growth, real estate, infrastructure and natural resources funds. The primary areas of focus for the Global Credit segment are liquid credit, private credit, real assets credit, and other credit such as insurance solutions, platform initiatives, and capital markets. The Global Investment Solutions segment provides investment opportunities and resources for investors and clients through secondary purchases and financing of existing portfolios, managed co-investment programs and primary fund investments. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products.
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
As of December 31, 2023, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $7.8 billion and $6.9 billion, respectively. As of December 31, 2022, assets and liabilities of the consolidated VIEs
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

reflected in the consolidated balance sheets were $7.2 billion and $6.2 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees and contingent incentive fees have been eliminated as intercompany transactions. As of December 31, 2023, the Company held $138.4 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include certain investment funds in our Global Private Equity segment that are accounted for as consolidated VIEs due to the
Company providing financing to bridge investment purchases. As of December 31, 2023, the Company held $309.9 million of notes receivable from these investment funds which represents its maximum risk of loss. The Company’s Consolidated Funds also include certain funds in our Global Credit and Global Investment Solutions segments that are accounted for as consolidated
VIEs due to the Company having a significant indirect interest in these funds via the Company’s investment in Fortitude (see
Note 5).
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Company consolidates those entities it controls through a majority voting interest.
All significant inter-entity transactions and balances of entities consolidated have been eliminated.
Investments in Unconsolidated Variable Interest Entities
The Company holds variable interests in certain VIEs that are not consolidated because the Company is not the primary beneficiary, including its investments in certain credit vehicles and certain AlpInvest vehicles, as well as its strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to
Note 5 for information on the strategic investment in NGP. The Company’s involvement with such entities is in the form of direct or indirect equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Company relating to its variable interests in these unconsolidated entities. The assets recognized in the Company’s consolidated balance sheets related to the Company’s variable interests in these non-consolidated VIEs were as follows:

	As of December 31,
	2023	2022
	(Dollars in millions)
Investments	$1,118.4	$1,124.0
Accrued performance allocations	492.3	406.0
Management fee receivables	65.1	49.6
Total	$1,675.8	$1,579.6
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of
December 31, 2023 and 2022.
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
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration obligations that are elements of consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-
related costs incurred in connection with a business combination are expensed as incurred.
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
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

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
For closed-end carry funds in the Global Private Equity segment, management fees generally range from 1.0% to 2.0%
of limited partners’ capital commitments during the fund’s commitment period. For closed-end carry funds in the Global Credit segment, management fees generally range from 1.0% to 2.0% of limited partners’ invested capital. Following the expiration or termination of the investment period, management fees generally are based on the lower of cost or fair value of invested capital and the rate charged may also be reduced. These terms may vary for certain separately managed accounts, longer-dated carry funds, and other closed-end funds. The Company will receive management fees during a specified period of time, which is generally ten years from the initial closing date, or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of investment advisory or investment management and related agreements, these fees are generally called semi-annually in advance and are recognized as earned over the subsequent six month period.
For certain longer-dated carry funds and certain other closed-end funds, management fees are called quarterly over the life of the funds.
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from
0.4% to 0.5% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are generally due quarterly in arrears based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The Company will receive management fees for the CLOs generally five to ten years after issuance, including after the CLO redemption date up until all eligible assets are disposed of or at such time the collateral manager waives fees at its discretion. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 1.0% of capital under management to 1.5% of gross assets, excluding cash and cash equivalents. Management fees for Carlyle Tactical Private Credit (“CTAC”)
are due monthly in arrears at the annual rate of 1.0% of the month-end value of the CTAC’s net assets. Carlyle Aviation
Partners’ funds have varying management fee arrangements depending on the strategy of the particular fund. Under the strategic advisory services agreement with Fortitude, the Company earns a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability and which is due quarterly in arrears. Managed accounts across the Global Credit segment have varying management fee arrangements depending on the strategy of the particular account.
Management fees for the Company’s carry fund vehicles in the Global Investment Solutions segment generally range from 0.25% to 1.5% of the vehicle’s capital commitments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period, the management fees generally range from 0.25% to 1.5% on (i) the net invested capital, (ii) the lower of cost or net asset value of the capital invested, or (iii) the net asset value for unrealized investments.
Management fees for the Global Investment Solutions carry fund vehicles are generally due quarterly in advance and recognized over the related quarter. The investment adviser to CAPM is entitled to receive a monthly management fee equal to
1.25% on an annualized basis of the fund’s net asset value as of the last day of the month.
The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. The Company is generally required to offset its fund management fees earned by a percentage of the transaction and advisory fees earned, which is referred to as the “rebate offset,” which is generally 100%.
The Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle
Global Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of $68.6 million, $106.2 million and $90.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, net of rebate offsets as defined in the respective partnership agreements.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

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
Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of December 31, 2023 and 2022, the Company has accrued $44.0 million and $40.9 million, respectively, for giveback obligations.
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying consolidated statements of operations. Interest income of the Consolidated Funds was $512.4 million, $282.3 million and
$231.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in interest and other income of Consolidated Funds in the accompanying consolidated statements of operations.
Credit Losses
The Company measures all expected credit losses for financial assets held at the reporting date in accordance with
ASC 326, Financial Instruments—Credit Losses, based on historical experience, current conditions, and reasonable and supportable forecasts. The Company assesses the collection risk characteristics of the outstanding amounts in its due from affiliates balance into the following pools of receivables:
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
Equity-Based Compensation – Compensation expense relating to the issuance of equity-based awards is measured at fair value on the grant date. The compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis. The compensation expense for awards that do not require future service is recognized immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period. The compensation expense for awards that contain performance conditions is recognized when it is probable that the performance conditions will be achieved. The compensation expense for awards that contain market conditions is based on a grant-date fair value that factors in the probability that the market conditions will be achieved and is recognized over the requisite service period on a straight-line basis.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

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
The Company recognizes equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense for awards that vest based on service and/or performance conditions. The reduction in compensation expense is determined based on the specific awards forfeited during that period. Furthermore, the Company recognizes all excess tax benefits and deficiencies as income tax benefit or expense in the consolidated statements of operations.
For awards with a market condition (e.g., achievement of certain stock price hurdles) that are forfeited due to the market condition not being achieved, the related equity-based compensation expense is not reversed.
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees and certain other interests earned is due to employees and advisors of the Company. These amounts are accounted for as profit sharing interests in compensation expense in a systematic and rational manner in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. The liability is measured assuming the hypothetical liquidation of the associated funds’ underlying investments as of the measurement date. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As any vesting requirement is accelerated upon realization, the service period is not considered substantive when recording the liability based on the hypothetical liquidation value. As of December 31, 2023 and 2022, the Company had recorded a liability of $4.3 billion and $3.6 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying consolidated balance sheets.
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
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

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
The Carlyle Group Inc.
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
Investments in Operating Companies and Real Assets – The fair values of private investments in operating companies and real assets are generally determined by reference to the income approach (including the discounted cash flow method and the income capitalization method) and the market approach (including the comparable publicly traded company method and the comparable transaction method). Valuations under these approaches are typically derived by reference to investment-specific inputs (such as projected cash flows, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and net operating income) combined with market-based inputs (such as discount rates,
EBITDA multiples and capitalization rates). In many cases, the investment-specific inputs are unaudited at the time received. Management may also adjust the market-based inputs to account for differences between the subject investment and the companies, asset or investments used to derive the market-based inputs. Adjustments to observable valuation measures are frequently made upon the initial investment to calibrate the initial investment valuation to industry observable inputs. Such adjustments are made to align the investment to observable industry inputs for differences in size, profitability, projected growth rates, geography, capital structure, and other factors as applicable.
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
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

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
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Company’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Company’s chief accounting officer. The valuation group is responsible for maintaining the Company’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820. These valuations, inputs and preliminary conclusions are reviewed by the fund management teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which include the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which includes the Company’s Chief Executive
Officer, chief risk officer, chief financial officer, chief accounting officer, and the business segment heads, and observed by the chief compliance officer, the director of Internal Audit, the Company’s Audit Committee and others. Additionally, each quarter a sample of valuations are reviewed by external valuation firms. Valuations of the funds’ investments are used in the calculation of accrued performance allocations, or “carried interest.”
Investments, at Fair Value
Investments include (i) the Company’s ownership interests (typically general partner interests) in the Funds, including the Company’s investment in Fortitude, (which are accounted for as equity method investments), (ii) the Company’s investment in NGP (which is accounted for as an equity method investment), (iii) the investments held by the Consolidated Funds (which are presented at fair value in the Company’s consolidated financial statements), and (iv) certain credit-oriented investments, including investments in the CLOs and the preferred securities of Carlyle Secured Lending, Inc. (“CSL,” formerly known as
“TCG BDC, Inc.,” the preferred securities of which are referred to as the “BDC Preferred Shares”) (which are accounted for as trading securities).
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
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

Cash and Cash Equivalents
Cash and cash equivalents include cash held at banks and cash held for distributions, including investments with original maturities of less than three months when purchased. The Company is subject to credit risk should a financial institution be unable to fulfil its obligations, and if balances held at a financial institution exceed insured limits.
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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase
(“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of December 31, 2023, $305.1 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the consolidated balance sheets. See
Note 7 for additional information.
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
Leases
The Company accounts for its leases in accordance with ASC 842, Leases, and recognizes a lease liability and right-
of-use asset in the consolidated balance sheet for contracts that it determines are leases or contain a lease. The Company’s leases primarily consist of operating leases for office space in various countries around the world. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company does not separate non-lease components from lease components for its office space and equipment operating leases and instead accounts for each separate lease component and its associated non-lease component as a single lease component. Right-of-use assets represent the
Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease right-of-use assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. Absent an implicit interest rate in the
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
The Company does not recognize a lease liability or right-of-use asset on the balance sheet for short-term leases.
Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-
term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. When determining whether a lease qualifies as a short-term lease, the Company evaluates the lease term and the purchase option in the same manner as all other leases.
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
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. Deferred revenue also includes transaction and portfolio advisory fees received by the Company that are required to offset fund management fees pursuant to the related fund agreements. As of December 31, 2023 and 2022, the balance was primarily comprised of transaction and portfolio advisory fees required to offset fund management fees.
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023	2022
	(Dollars in millions)
Currency translation adjustments	$(292.8)	$(322.0)
Unrealized losses on defined benefit plans	(4.5)	(0.2)
Total	$(297.3)	$(322.2)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses)
resulting from transactions outside of the functional currency of an entity of $(13.6) million, $25.2 million and $(13.5) million for the years ended December 31, 2023, 2022 and 2021, respectively, are included in general, administrative and other expenses in the consolidated statements of operations.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment
Disclosures, which requires, among other things, disclosure of significant segment expense categories and amounts for each reportable segment on an interim and annual basis. The guidance is effective for fiscal years beginning after December 15,
2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosure, which requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories, as well as disclosure of income taxes paid disaggregated by jurisdiction. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted.
The Company does not expect the impact of this guidance to be material to its consolidated financial statements.
3. Acquisitions
Abingworth Acquisition
On August 1, 2022, the Company acquired 100% of the equity interests in Abingworth, a London-based life sciences investment firm. Abingworth has $2 billion in assets under management and is included in the Company’s Global Private
Equity business segment. The purchase price consisted of $161.2 million in cash and approximately 0.6 million newly issued, fully vested common shares ($25.0 million based on the value of the shares at closing). The transaction also included an earn-
out of up to $130.0 million that is payable upon the achievement of certain revenue and earnings performance targets during
2023 through 2028, which will be accounted for as compensation expense. The Company consolidated the financial position and results of operations of Abingworth effective August 1, 2022 and accounted for this transaction as a business combination.
In connection with this transaction, the Company incurred approximately $7.7 million of acquisition costs that are reflected in general, administrative and other expenses in the consolidated statements of operations for the year ended December 31, 2022.
See Note 4 to the consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K for
additional information on the Abingworth acquisition.
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
In connection with the acquisition of the CLO management contracts, the Company acquired CLO senior and subordinated notes of $175.9 million. A portion of these CLO investments is financed through term loans and other financing arrangements with financial institutions, which are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity (see Note 7).
This transaction was accounted for as an asset acquisition and the acquired contractual rights of $794.3 million are finite-lived intangible assets. The finite-lived intangible assets are amortized using the straight-line method over a period of primarily seven years, which reflects the Company’s assumptions regarding resets of the CLOs and extension of the CLO management contracts.
See Note 4 to the consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K for
additional information on the acquisition of CLO management contracts from CBAM.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

4. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy levels disclosed in Note 2 as of December 31, 2023:

	Level I	Level II	Level III	Total
Assets	(Dollars in millions)
Investments of Consolidated Funds(1):
Equity securities(2)	$—	$—	$377.6	$377.6
Bonds	—	—	522.5	522.5
Loans	—	—	5,862.1	5,862.1
	—	—	6,762.2	6,762.2
Investments in CLOs and other:
Investments in CLOs	—	—	532.6	532.6
Other investments(3)	38.7	42.8	84.6	166.1
	38.7	42.8	617.2	698.7
Subtotal	$38.7	$42.8	$7,379.4	$7,460.9
Investments measured at net asset value				502.0
Total				$7,962.9
Liabilities
Loans payable of Consolidated Funds(4)(5)	$—	$—	$6,298.6	$6,298.6
Total	$—	$—	$6,298.6	$6,298.6
(1)This balance excludes $490.9 million related to investments of Consolidated Funds that are included in investments measured at net asset value.
(2)This balance includes $322.0 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs as of December 31, 2023.
(3)The Level III balance excludes $50.4 million related to three corporate investments in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to
ASC 321, Investments – Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(4)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interest held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(5)Loans payable of Consolidated Funds balance excludes a $177.9 million revolving credit balance and $10.0 million of senior and subordinated notes, which are not measured at fair value.
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
(2)The Level III balance excludes a $58.2 million related to two corporate investments in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to
ASC 321, Investments – Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(3)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(4) Loans payable of Consolidated Funds balance excludes a $235.6 million of senior notes measured at amortized cost and a
$178.0 million revolving credit balance, which is not measured at fair value.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Year Ended December 31, 2023
	Investments of Consolidated Funds			Investments in CLOs		Total
	Equity securities	Bonds	Loans		Other investments
Balance, beginning of period	$430.6	$594.9	$5,352.9	$526.1	$79.4	$6,983.9
Deconsolidation of funds(1)	(20.0)	—	(429.5)	—	—	(449.5)
Purchases	85.8	168.9	2,549.5	2.0	—	2,806.2
Sales and distributions	(104.5)	(269.0)	(1,151.2)	(58.0)	(3.5)	(1,586.2)
Settlements	—	(8.2)	(740.4)	—	—	(748.6)
Realized and unrealized gains (losses), net
Included in earnings	(14.4)	21.0	182.7	43.4	8.7	241.4
Included in other comprehensive income	0.1	14.9	98.1	19.1	—	132.2
Balance, end of period	$377.6	$522.5	$5,862.1	$532.6	$84.6	$7,379.4
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(15.7)	$13.8	$131.5	$43.3	$5.2	$178.1
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$0.1	$12.4	$93.4	$19.1	$—	$125.0

	Financial Assets Year Ended December 31, 2022
	Investments of Consolidated Funds			Investments in CLOs		Total
	Equity securities	Bonds	Loans		Other investments
Balance, beginning of period	$17.9	$599.5	$5,898.1	$361.1	$78.7	$6,955.3
Deconsolidation of funds(2)	(47.7)	—	—	—	—	(47.7)
Purchases	486.5	515.4	2,485.0	263.4	0.9	3,751.2
Sales and distributions	(14.5)	(419.6)	(1,738.7)	(41.9)	(4.7)	(2,219.4)
Settlements	—	(1.6)	(649.8)	—	—	(651.4)
Realized and unrealized gains (losses), net
Included in earnings	(10.9)	(60.5)	(392.7)	(25.6)	4.5	(485.2)
Included in other comprehensive income	(0.7)	(38.3)	(249.0)	(30.9)	—	(318.9)
Balance, end of period	$430.6	$594.9	$5,352.9	$526.1	$79.4	$6,983.9
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(16.4)	$(56.9)	$(380.6)	$(25.6)	$1.0	$(478.5)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$(0.6)	$(16.5)	$(162.5)	$(30.9)	$—	$(210.5)

(1) As a result of the deconsolidation of three funds during the year ended December 31, 2023.
(2) As a result of the deconsolidation of one fund during the year ended December 31, 2022.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Year Ended December 31,
	2023	2022
Balance, beginning of period	$5,491.6	$5,811.0
Borrowings	903.0	1,603.1
Paydowns	(159.6)	(421.0)
Sales	(290.8)	(892.4)
Realized and unrealized (gains) losses, net
Included in earnings	239.7	(366.6)
Included in other comprehensive income	114.7	(242.5)
Balance, end of period	$6,298.6	$5,491.6
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$250.1	$(364.2)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$112.4	$(239.6)

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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

The following table summarizes quantitative information about the Company’s Level III inputs as of December 31,
2023:

	Fair Value at			Range (Weighted Average)
(Dollars in millions)	December 31, 2023	Valuation Technique(s)	Unobservable Input(s)
Assets
Investments of Consolidated Funds:
Equity securities	$3.3	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 208.38 (0.11)
	322.1	Discounted Cash Flow	Discount Rates	10% - 11% (10%)
			Terminal Growth Rate	0% - 7% (5%)
		Comparable Multiple	EBITDA Multiple	12.7x - 12.7x (12.7x)
			TCF Multiple	24.3x - 24.3x (24.3x)
	44.4	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
			Terminal Growth Rate	7% - 7% (7%)
		Comparable Multiple	TCF Multiple	24.3x - 24.3x (24.3x)
	7.8	Other(1)	N/A	N/A

Bonds	522.5	Consensus Pricing	Indicative Quotes (% of Par)	30 - 105 (90)
Loans	5,829.3	Consensus Pricing	Indicative Quotes (% of Par)	0 - 102 (95)
	11.0	Discounted Cash Flow	Discount Rates	7% - 16% (15%)
	9.4	Discounted Cash Flow	Discount Rates	17% - 17% (17%)
			Constant Prepayment Rate	8% - 8% (8%)
			Constant Default Rate	1% - 1% (1%)
			Recovery Rate	0% - 0% (0%)
	12.4	Other(1)	N/A	N/A
6,762.2
Investments in CLOs
Senior secured notes	472.2	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	72 - 101 (96)
			Discount Margins (Basis Points)	139 - 1,600 (319)
			Default Rates	2% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
Subordinated notes and preferred shares	59.4	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	6 - 90 (40)
			Discount Rate	11% - 40% (21%)
			Default Rates	1% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
	1.0	Other(1)	N/A	N/A
Other investments:
BDC preferred shares	81.7	Market Yield Analysis	Market Yields	11% - 11% (11%)
Aviation subordinated notes	2.9	Discounted Cash Flow	Discount Rates	21% - 21% (21%)
Total	$7,379.4
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$6,090.1	Other(2)	N/A	N/A
Subordinated notes and preferred shares	190.0	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	16 - 103 (41)
			Discount Rates	14% - 30% (21%)
			Default Rates	2% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
	18.5	Other(1)	N/A	N/A
Total	$6,298.6
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

	Fair Value at			Range (Weighted Average)
(Dollars in millions)	December 31, 2022	Valuation Technique(s)	Unobservable Input(s)
Assets
Investments of Consolidated Funds:
Equity securities	$3.1	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 4.73 (0.18)
	363.5	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
			Terminal Growth Rate	0% - 7% (5%)
		Comparable Multiple	EBITDA Multiple	12.7x - 12.7x (12.7x)
			TCF Multiple	23.8x - 23.8x (23.8x)
	64.0	Other(1)	N/A	N/A

Bonds	594.9	Consensus Pricing	Indicative Quotes (% of Par)	46 - 105 (88)
Loans	5,043.4	Consensus Pricing	Indicative Quotes (% of Par)	0 - 100 (91)
	11.8	Discounted Cash Flow	Discount Rates	0% - 9% (1%)
	248.7	Discounted Cash Flow	Discount Rates	7% - 10% (8%)
	37.4	Consensus Pricing	Indicative Quotes (% of Par)	97% - 98% (97%)
	11.1	Consensus Pricing	Indicative Quotes (% of Par)	91% - 91% (91%)
Other	0.5	Other(1)	N/A	N/A
	6,378.4
Investments in CLOs
Senior secured notes	462.1	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	67 - 100 (93)
			Discount Margins (Basis Points)	170 - 1,800 (386)
			Default Rates	2% - 3% (2%)
			Recovery Rates	50% - 70% (60%)

Subordinated notes and preferred shares	64.0	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	0 - 82 (40)
			Discount Rate	15% - 25% (20%)
			Default Rates	2% - 3% (2%)
			Recovery Rates	50% - 70% (60%)
Other investments:
BDC preferred shares	76.9	Market Yield Analysis	Market Yields	11% - 11% (11%)
Aviation subordinated notes	2.5	Discounted Cash Flow	Discount Rates	21% - 21% (21%)
Total	$6,983.9
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$5,303.3	Other(2)	N/A	N/A
Subordinated notes and preferred shares	188.3	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	21 - 96 (38)
			Discount Rates	15% - 25% (20%)
			Default Rates	2% - 3% (3%)
			Recovery Rates	50% - 70% (60%)
Total	$5,491.6

(1)Fair value approximates transaction price that was in close proximity to the reporting date.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

(2)Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
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
5. Investments
Investments consist of the following:

	As of December 31,
	2023	2022
	(Dollars in millions)
Accrued performance allocations	$6,169.9	$7,117.7
Principal equity method investments, excluding performance allocations	3,024.1	2,922.0
Principal investments in CLOs	532.6	526.1
Other investments	228.7	202.1
Total	$9,955.3	$10,767.9
Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of December 31,
	2023	2022
	(Dollars in millions)
Global Private Equity	$4,310.7	$5,577.1
Global Credit	323.4	193.9
Global Investment Solutions	1,535.8	1,346.7
Total	$6,169.9	$7,117.7
None of the Company’s accrued performance allocations from an individual fund exceeded 10% of total accrued performance allocations at December 31, 2023.
Approximately 13% of accrued performance allocations at December 31, 2022 are related to Carlyle Partners VI, L.P., one of the Company’s Global Private Equity funds.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee related compensation (see Note 8), and accrued giveback obligations, which are separately presented in the consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of December 31,
	2023	2022
	(Dollars in millions)
Global Private Equity	$(18.4)	$(18.4)
Global Credit	(25.6)	(22.5)
Total	$(44.0)	$(40.9)
Principal Equity-Method Investments, Excluding Performance Allocations
The Company’s principal equity method investments (excluding performance allocations) include its fund investments in Global Private Equity, Global Credit, and Global Investment Solutions typically as general partner interests, and its investments in Fortitude through a Carlyle-affiliated fund (included within Global Credit) and NGP (included within Global
Private Equity), which are not consolidated. Principal investments are related to the following segments:

	As of December 31,
	2023	2022
	(Dollars in millions)
Global Private Equity(1)	$1,798.3	$1,853.5
Global Credit(2)	987.4	974.2
Global Investment Solutions	238.4	94.3
Total	$3,024.1	$2,922.0
(1) The balance includes $916.2 million and $1,015.7 million as of December 31, 2023 and 2022, respectively, related to the Company’s equity method investments in NGP.
(2) As of December 31, 2023 and December 31, 2022, the balance includes $595.4 million and $646.0 million, respectively, related to the Company’s investment in Fortitude.
The summarized financial information of the Company’s equity method investees from the date of initial investment is as follows (Dollars in millions):

	Global Private Equity			Global Credit			Global Investment Solutions			Aggregate Totals
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Statement of operations information
Investment income	$2,652.7	$3,129.1	$1,736.4	$3,497.5	$1,803.9	$2,000.5	$74.8	$115.2	$107.2	$6,225.0	$5,048.2	$3,844.1
Expenses	2,320.4	2,151.6	1,511.4	1,019.5	591.8	448.5	1,238.5	1,139.2	1,524.2	4,578.4	3,882.6	3,484.1
Net investment income (loss)	332.3	977.5	225.0	2,478.0	1,212.1	1,552.0	(1,163.7)	(1,024.0)	(1,417.0)	1,646.6	1,165.6	360.0
Net realized and unrealized gain (loss)	2,980.0	10,643.7	26,875.3	224.7	(1.9)	918.1	4,159.4	2,876.1	10,593.0	7,364.1	13,517.9	38,386.4
Net income (loss)	$3,312.2	$11,621.2	$27,100.3	$2,702.7	$1,210.2	$2,470.1	$2,995.7	$1,852.1	$9,176.0	$9,010.7	$14,683.5	$38,746.4

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Global Private Equity		Global Credit		Global Investment Solutions		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Balance sheet information
Investments	$102,536.5	$115,130.1	$26,814.0	$24,555.6	$40,170.7	$32,326.2	$169,521.2	$172,011.9
Total assets	$106,116.6	$118,731.6	$32,803.3	$25,476.7	$40,156.2	$32,294.5	$179,076.1	$176,502.8
Debt	$8,355.4	$15,924.8	$6,601.0	$5,150.3	$2,305.2	$2,261.2	$17,261.6	$23,336.3
Other liabilities	$1,329.3	$1,338.3	$777.7	$418.0	$2,149.7	$825.6	$4,256.7	$2,581.9
Total liabilities	$9,684.7	$17,263.1	$7,378.7	$5,568.3	$4,454.9	$3,086.8	$21,518.3	$25,918.2
Partners’ capital	$96,431.9	$101,468.5	$25,424.6	$19,908.4	$35,701.3	$29,207.7	$157,557.8	$150,584.6
Investment in Fortitude
On November 13, 2018, the Company acquired a 19.9% interest in Fortitude Group Holdings, LLC (“Fortitude
Holdings”), a wholly owned subsidiary of American International Group, Inc. (“AIG”). Fortitude Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“Fortitude Re,”). The
Company paid $381 million in cash at closing and will pay $95 million in additional deferred consideration by March 31, 2024.
In May 2020, the initial purchase price was adjusted upward by $99.5 million in accordance with the purchase agreement as
Fortitude Holdings chose not to distribute a planned non-pro rata dividend to AIG, of which the Company paid $79.6 million in
May 2020. The remaining $19.9 million will be paid by March 31, 2024.
On June 2, 2020, Carlyle FRL, L.P. (“Carlyle FRL”), a Carlyle-affiliated investment fund, and T&D United Capital
Co., Ltd. (“T&D”), a strategic third-party investor, acquired a 51.6% ownership interest and 25.0% ownership interest, respectively, in Fortitude Holdings from AIG. At closing, the Company contributed its existing 19.9% interest in Fortitude
Holdings to Carlyle FRL, such that Carlyle FRL held a 71.5% interest in Fortitude Holdings. Taken together, Carlyle FRL and
T&D had 96.5% ownership of Fortitude Holdings. In October 2021, Carlyle FRL, T&D and an affiliate of AIG contributed the entirety of their interest in Fortitude Holdings to FGH Parent, L.P. (“FGH Parent”), a newly-formed entity interposed as the direct parent of Fortitude Holdings, in exchange for an equivalent ownership interest in FGH Parent. References to “Fortitude”
prior to this restructuring refer to Fortitude Holdings and refer to FGH Parent for subsequent periods.
In March 2022, the Company raised $2.0 billion in third-party equity capital from certain investors in Carlyle FRL and
T&D, and committed $100 million from the Company for additional equity capital in Fortitude. In May 2022, Fortitude called
$1.1 billion of the capital raise, reducing the Company’s indirect ownership of Fortitude from 19.9% to 13.5%. As a result of the dilution, the Company recorded a reduction in the carrying value of its equity method investment and corresponding loss of
$176.9 million. In May 2023, Fortitude called the remaining $1 billion of the capital commitments and the Company’s indirect ownership of Fortitude further decreased from 13.5% to 10.5%, resulting in an additional reduction in the carrying value and a corresponding loss of $104.0 million. Effective October 2023, a third-party investor in Carlyle FRL received a distribution in kind of its interest in FGH Parent held indirectly through the fund, reducing Carlyle FRL’s ownership in FGH Parent to 38.5%.
Collectively, Carlyle FRL and its strategic third-party investors continue to hold a 96.5% interest in FGH Parent. As of
December 31, 2023, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude at fair value, was $595.4 million, relative to equity invested of $564.7 million.
The Company has an asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of December 31, 2023, Fortitude, its affiliates and certain Fortitude reinsurance counterparties have committed approximately $17.5 billion of capital to-date to various Carlyle strategies. On April 1, 2022, the Company entered into a strategic advisory services agreement with certain subsidiaries of Fortitude through Carlyle Insurance Solutions Management L.L.C.(“CISM”), an investment adviser. Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Third party investors who participated in the March 2022 capital raise also made a minority investment in CISM, which is reflected as a non-controlling interest in consolidated entities in the consolidated financial statements.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

Investment in NGP
The Company has equity interests in NGP Management Company, L.L.C. (“NGP Management”), the general partners of certain carry funds advised by NGP, and principal investments in certain NGP funds as described below. The Company does not control NGP and accounts for its investments in NGP under the equity method of accounting, and includes these investments in the Global Private Equity segment. The Company’s investments in NGP as of December 31, 2023 and 2022 are as follows:

	As of December 31,
	2023	2022
	(Dollars in millions)
Investment in NGP Management	$370.5	$369.7
Investments in NGP general partners - accrued performance allocations	484.4	564.5
Principal investments in NGP funds	61.3	81.5
Total investments in NGP	$916.2	$1,015.7
Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.5% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee related revenues from
NGP Management are primarily driven by NGP XII and NGP XI during the years ended December 31, 2023, 2022 and 2021.
The Company records investment income (loss) for its equity income allocation from NGP management fee related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Management fee related revenues from NGP Management	$78.6	$71.0	$72.9
Expenses related to the investment in NGP Management	(13.8)	(11.5)	(10.8)
Amortization of basis differences from the investment in NGP Management	—	(1.4)	(2.9)
Net investment income from NGP Management	$64.8	$58.1	$59.2
The difference between the Company’s remaining carrying value of its investment and its share of the underlying net assets of the investee was $1.4 million as of December 31, 2021; this difference was amortized over a period of 10 years from the initial investment date and was fully amortized as of December 31, 2022. The Company assesses the remaining carrying value of its equity method investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and NGP’s ability to raise new funds.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the
NGP Carry Funds entitle it to 47.5% (40.0% or 42.75% in the case of certain funds) of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its consolidated statements of operations. The Company recognized net investment earnings (losses) related to these performance allocations in its consolidated statements of operations of $65.5 million, $560.7 million and $3.8 million for years ended December 31, 2023, 2022 and 2021, respectively.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The
Company recognized net investment earnings (losses) related to principal investment income in its consolidated statements of operations of $8.0 million, $44.5 million and $20.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of December 31, 2023 and 2022 were $532.6 million and $526.1 million, respectively, and consisted of investments in CLO senior and subordinated notes. A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 7). As of December 31, 2023 and December 31, 2022, other investments include the Company’s investment in the BDC Preferred Shares at fair value of $81.7 million and $76.9 million, respectively (see Note 10).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Performance allocations
Realized	$867.0	$2,048.8	$2,956.7
Unrealized	(955.6)	(721.3)	3,127.9
	(88.6)	1,327.5	6,084.6
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	231.7	73.1	266.2
Unrealized	(115.1)	546.4	290.8
	116.6	619.5	557.0
Principal investment income (loss) from investments in CLOs and other investments
Realized	(1.1)	5.0	1.9
Unrealized(1)	17.9	(54.0)	78.4
	16.8	(49.0)	80.3
Total	$44.8	$1,898.0	$6,721.9
(1)  The years ended December 31, 2023 and December 31, 2021 include an investment loss of $13.3 million and investment income of $49.8 million, respectively, associated with the remeasurement of a corporate investment, resulting from observable price changes pursuant to ASC 321, Investments
- Equity Securities.
The performance allocations included in revenues are derived from the following segments:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Global Private Equity	$(551.5)	$1,098.3	$5,223.2
Global Credit	163.7	24.0	156.6
Global Investment Solutions	299.2	205.2	704.8
Total	$(88.6)	$1,327.5	$6,084.6
The following tables summarize the funds that are the primary drivers of performance allocations for the years ended
December 31, 2023, 2022, and 2021, as well as the total revenue recognized, including performance allocations as well as fund management fees and principal investment income:
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

Year Ended December 31, 2023
(Dollars in millions)
Global Private Equity	CP VI	$(238.0)
Global Private Equity	CP VII	(391.8)

Year Ended December 31, 2022
(Dollars in millions)
Global Private Equity	CP VI	$(436.9)

Year Ended December 31, 2021
(Dollars in millions)
Global Private Equity	CP VI	$1,453.1
Global Private Equity	CP VII	988.4
Carlyle’s income (loss) from its principal equity method investments consists of:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Global Private Equity	$157.6	$744.8	$346.7
Global Credit	(60.0)	(134.8)	183.4
Global Investment Solutions	19.0	9.5	26.9
Total	$116.6	$619.5	$557.0
Principal investment income for Global Private Equity includes the Company’s equity income allocation from NGP performance allocations of $65.5 million, $560.7 million and $3.8 million for years ended December 31, 2023, 2022 and 2021, respectively. Principal investment loss for Global Credit for the year ended December 31, 2023 includes an investment loss of
$104.0 million on the Company’s equity method investment in Carlyle FRL related to the dilution of the Company’s indirect ownership in Fortitude from 13.5% to 10.5%. Principal investment loss for Global Credit for the year ended December 31, 2022 includes an investment loss of $176.9 million on the Company’s equity method investment in Carlyle FRL related to the dilution of the Company’s indirect ownership in Fortitude from 19.9% to 13.5%.
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the year ended December 31, 2023, the Company formed two new CLOs for which the Company is the primary beneficiary. Investments in Consolidated Funds as of December 31, 2023 also include $322.0 million related to investments that have been bridged by the Company to investment funds that are actively fundraising and are accounted for as consolidated VIEs.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

The following table presents a summary of the investments held by the Consolidated Funds. Investments held by the
Consolidated Funds do not represent the investments of all Carlyle sponsored funds.

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry	December 31,		December 31,
Description or Investment Strategy	2023	2022	2023	2022
	(Dollars in millions)
United States
Equity securities:
Infrastructure	$366.5	413.4	5.05%	6.00%
Other	7.8	13.9	0.11%	0.20%
Total equity securities (cost of $397.3 and $436.0 at December 31, 2023 and 2022, respectively)	374.3	427.3	5.16%	6.20%
Partnership and LLC interests:
Fund Investments	$490.9	$515.9	6.77%	7.48%
Total Partnership and LLC interests (cost of $389.2 and $504.2 at December 31, 2023 and 2022, respectively)	490.9	515.9	6.77%	7.48%
Loans:
Aerospace & Defense	$10.1	$10.9	0.14%	0.16%
Collateralized Debt Obligation	13.0	11.6	0.18%	0.17%
Environmental Industries	0.9	0.9	0.01%	0.01%
Education	14.7	—	0.20%	—%
Total loans (cost of $36.3 and $26.4 at December 31, 2023 and 2022, respectively)	38.7	23.4	0.53%	0.34%
Assets of the CLOs:
Bonds	$80.5	$57.5	1.11%	0.83%
Equity	2.0	1.3	0.03%	0.02%
Loans	3,100.0	2,717.9	42.74%	39.42%
Total assets of the CLOs (cost of $3,256.0 and $2,974.2 at December 31, 2023 and 2022, respectively)	3,182.5	2,776.7	43.88%	40.27%
Total United States	$4,086.4	$3,743.3	56.34%	54.29%

Europe
Assets of the CLOs:
Bonds	$437.9	$533.5	6.04%	7.74%
Equity	1.3	2.1	0.02%	0.03%
Loans	2,652.6	2,527.2	36.57%	36.66%
Total assets of the CLOs (cost of $3,231.8 and $3,334.0 at December 31, 2023 and 2022, respectively)	3,091.8	3,062.8	42.63%	44.43%
Total Europe	$3,091.8	$3,062.8	42.63%	44.43%
Global
Assets of the CLOs:
Bonds	$4.1	$3.9	0.06%	0.06%
Loans	70.8	84.4	0.97%	1.22%
Total assets of the CLOs (cost of $77.3 and $96.7 at December 31, 2023 and 2022, respectively)	74.9	88.3	1.03%	1.28%
Total Global	$74.9	$88.3	1.03%	1.28%
Total investments of Consolidated Funds (cost of $7,387.9 and $7,371.5 at December 31, 2023 and 2022, respectively)	$7,253.1	$6,894.4	100.00%	100.00%
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Interest income from investments	$512.4	$282.3	$231.3
Other income	57.7	28.7	21.9
Total	$570.1	$311.0	$253.2
Net Investment Income (Loss) of Consolidated Funds
Net investment income (loss) of Consolidated Funds include net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of net investment income (loss) of Consolidated Funds are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$246.9	$(408.1)	$76.6
Gains (losses) from liabilities of CLOs	(240.0)	366.6	(74.1)
Total	$6.9	$(41.5)	$2.5
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated
Funds:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Realized gains (losses)	$(80.8)	$(29.6)	$9.6
Net change in unrealized gains (losses)	327.7	(378.5)	67.0
Total	$246.9	$(408.1)	$76.6
6. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
	(Dollars in millions)
Acquired contractual rights	$924.1	$920.2
Accumulated amortization	(262.0)	(126.3)
Finite-lived intangible assets, net	662.1	793.9
Goodwill	104.0	103.9
Intangible Assets, net	$766.1	$897.8
As of December 31, 2023, goodwill included $91.0 million related to the Company’s Global Private Equity segment in connection with the acquisition of Abingworth. The balance also included $5.5 million as of both December 31, 2023 and 2022 associated with the Company’s Global Credit segment. The remaining balance consisted of $7.5 million and $7.3 million as of
December 31, 2023 and 2022 associated with the Company’s Global Investment Solutions segment, respectively.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

As discussed in Note 2, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and the ability to raise new funds. During the year ended December 31, 2023, the Company recorded no impairment losses. During the year ended December 31, 2022, the
Company recorded an impairment charge of $4.0 million on certain acquired contractual rights related to Carlyle Aviation
Partners as a result of impaired income streams from aircraft under lease in Russia. No impairment losses were recorded during the year ended December 31, 2021.
Intangible asset amortization expense was $135.0 million, $103.9 million and $10.2 million for the years ended
December 31, 2023, 2022 and 2021, respectively, and is included in general, administrative, and other expenses in the consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the
U.S. dollar. Any corresponding currency translation is recorded in other comprehensive income.
The following table summarizes the expected amortization expense for 2024 through 2028 and thereafter (Dollars in millions):

Year ending December 31,
2024	$131.1
2025	131.1
2026	131.0
2027	120.9
2028	113.8
Thereafter	34.2
$662.1
7. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The
Company’s debt obligations consist of the following:

	As of December 31,
	2023		2022
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$431.7	$426.4	$421.7	$418.1
3.500% Senior Notes Due 9/19/2029	425.0	422.5	425.0	422.0
5.625% Senior Notes Due 3/30/2043	600.0	600.6	600.0	600.6
5.650% Senior Notes Due 9/15/2048	350.0	346.4	350.0	346.3
4.625% Subordinated Notes Due 5/15/2061	500.0	485.1	500.0	484.7
Total debt obligations	$2,306.7	$2,281.0	$2,296.7	$2,271.7

Senior Credit Facility
As of December 31, 2023, the senior credit facility, which was amended on April 29, 2022, included $1.0 billion in a revolving credit facility. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. The revolving credit facility is scheduled to mature on April 29, 2027, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (at December 31, 2023, the interest rate was 6.45%). There was no amount outstanding under the revolving credit facility as of December 31, 2023. The Company made no borrowings under the revolving credit facility during the years ended
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

December 31, 2023 and 2022. Interest expense under the senior credit facility was not significant for the years ended December
31, 2023, 2022 and 2021.
Global Credit Revolving Credit Facility
Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. In August 2023, the Global Credit Revolving Credit Facility was amended to increase the capacity of the existing revolving line of credit from $250 million to $300 million (the “2027 Tranche Revolving
Loans”) and extend the maturity to September 2027. This amendment also provides for a new tranche of revolving loans with a capacity of $200 million maturing in August 2024 (the “2024 Tranche Revolving Loans,” together with the 2027 Tranche
Revolving Loans, the “Global Credit Revolving Credit Facility”). The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the credit facility. Principal amounts outstanding under the facility accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of
2.00% or an alternate base rate plus an applicable margin of 1.00%.
As of and for both the years ended December 31, 2023 and 2022, there was no balance outstanding and the Company made no borrowings under the Global Credit Revolving Credit Facility. For the year ended December 31, 2021, the Company borrowed $70.0 million and repaid $70.0 million under the credit facility, and there was no borrowing outstanding under this facility as of December 31, 2021. Interest expense was not significant for the years ended December 31, 2023, 2022 and 2021.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding
CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding December 31, 2023	Borrowing Outstanding December 31, 2022	Maturity Date(1)	Interest Rate as of December 31, 2023
February 28, 2017	$39.9	$38.7	September 21, 2029	6.02%	(2)
June 29, 2017	45.6	54.8	July 20, 2030	6.86%	(4)
December 6, 2017	41.1	43.8	January 15, 2031	7.04%	(5)
March 15, 2019	1.8	1.8	March 15, 2032	12.03%	(3)
August 20, 2019	4.0	3.9	August 15, 2032	8.74%	(3)
September 15, 2020	19.7	19.1	April 15, 2033	5.55%	(3)
January 8, 2021	20.6	19.9	January 15, 2034	6.46%	(3)
March 9, 2021	16.8	19.1	August 15, 2030	5.41%	(3)
March 30, 2021	18.6	18.0	March 15, 2032	5.63%	(3)
April 21, 2021	3.6	3.4	April 15, 2033	9.81%	(3)
May 21, 2021	15.5	15.0	November 17, 2031	5.37%	(3)
June 4, 2021	20.7	20.0	January 16, 2034	6.24%	(3)
June 10, 2021	1.3	1.3	November 17, 2031	6.85%	(3)
July 15, 2021	15.5	15.0	July 15, 2034	6.26%	(3)
July 20, 2021	20.6	20.0	July 20, 2031	6.27%	(3)
August 4, 2021	16.7	16.2	August 15, 2032	5.75%	(3)
October 27, 2021	24.0	23.3	October 15, 2035	6.37%	(3)
November 5, 2021	14.3	13.8	January 14, 2034	6.05%	(3)
January 6, 2022	20.7	20.1	February 15, 2035	6.38%	(3)
February 22, 2022	20.8	20.1	November 10, 2035	6.43%	(3)
July 13, 2022	17.5	16.9	January 13, 2035	7.27%	(3)
October 25, 2022	18.1	17.5	October 25, 2035	7.70%	(3)
September 5, 2023	14.3	—	August 28, 2031	5.43%	(3)
	$431.7	$421.7
(1)  Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)Incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(4)Incurs interest at SOFR plus 1.45%.
(5)Incurs interest at SOFR plus 1.64%.
The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the years ended December 31, 2023, 2022 and 2021 was $24.9 million, $10.7 million, and $5.6 million, respectively. The fair value of the outstanding balance of the CLO term loans at December 31, 2023 and 2022 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.
European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions provided a €36.1 million term loan ($39.9 million at December 31, 2023) to
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

the Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain
European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time.
Interest on this term loan accrues at EURIBOR plus applicable margins (6.02% at December 31, 2023).
Master Credit Agreement - Term Loans
The Company assumed liabilities under master credit agreements previously entered into by CBAM under which a financial institution provided term loans to CBAM for the purchase of eligible interests in CLOs (see Note 3). Term loans issued under these master credit agreements are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans generally bear interest at SOFR plus a weighted average spread over SOFR on the CLO notes, which is due quarterly. As of December 31, 2023, term loans under these agreements had $86.7 million outstanding. The master credit agreements mature in July 2030 and January 2031, respectively. Prior to the third quarter of 2023, the interest rate base under these agreements was LIBOR.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a master credit facility agreement (the “Carlyle CLO Financing
Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Each transaction entered into under the Carlyle CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of
December 31, 2023, €213.8 million ($236.5 million) was outstanding under the Carlyle CLO Financing Facility. Additional borrowings may be made on terms agreed upon by the Company and the counterparty subject to the terms and conditions of the
Carlyle CLO Financing Facility.
The Company assumed liabilities under a master credit facility agreement previously entered into by CBAM (the
“CBAM CLO Financing Facility,” together with the Carlyle CLO Financing Facility, the “CLO Financing Facilities”) to
finance a portion of the risk retention investments in certain European CLOs managed by CBAM (see Note 3). The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CBAM CLO Financing Facility. Each transaction entered into under the CBAM CLO
Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of December 31, 2023, €61.9 million ($68.5 million) was outstanding under the CBAM CLO Financing Facility.
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

	Aggregate Principal Amount			Interest Expense
		Fair Value(1) As of December 31,		For The Years Ended December 31,
		2023	2022	2023	2022	2021
3.875% Senior Notes Due 2/1/2023(2)	$—	$—	$—	$—	$—	$8.9
3.500% Senior Notes Due 9/19/2029(3)	425.0	401.9	364.1	15.3	15.3	15.3
5.625% Senior Notes Due 3/30/2043(4)	600.0	594.6	545.8	33.7	33.7	33.7
5.650% Senior Notes Due 9/15/2048(5)	350.0	336.0	322.2	19.9	19.9	19.9
				$68.9	$68.9	$77.8
(1) Including accrued interest. Fair value is based on indicative quotes and the notes are classified as Level II within the fair value hierarchy.
(2) Issued in January 2013 at 99.966% of par. In November 2021, the Company completed the redemption of these notes, as discussed below.
(3) Issued in September 2019 at 99.841% of par.
(4) Issued $400.0 million in aggregate principal at 99.583% of par in March 2013. An additional $200.0 million in aggregate principal was issued at 104.315% of par in March 2014, and is treated as a single class with the outstanding $400.0 million in senior notes previously issued.
(5) Issued in September 2018 at 99.914% of par.
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
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

As of December 31, 2023 and December 31, 2022, the fair value of the Subordinated Notes was $411.8 million and
$323.8 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For the years ended December 31, 2023 and 2022, the Company incurred $23.5 million and $23.5 million of interest expense on the Subordinated Notes, respectively.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of December 31, 2023.
 Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the
CLOs. As of December 31, 2023 and 2022, the following borrowings were outstanding (Dollars in millions):

	As of December 31, 2023
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(1)	$6,171.9	$6,097.9	6.32%		8.99
Subordinated notes(2)	173.5	210.7	N/A	(4)	9.16
Revolving credit facilities(3)	177.9	177.9	6.46%		5.05
Total	$6,523.3	$6,486.5

	As of December 31, 2022
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(1)	$5,849.2	$5,538.9	4.07%		9.60
Subordinated notes	56.1	188.4	N/A	(4)	9.69
Revolving credit facilities(3)	177.9	177.9	4.85%		4.30
Total	$6,083.2	$5,905.2

(1)Borrowing Outstanding and Fair Value as of December 31, 2023 and 2022 includes $7.8 million and $235.6 million, respectively, of senior secured notes that are carried at par value.
(2)Borrowing Outstanding and Fair Value as of December 31, 2023 includes $2.2 million of subordinated notes that are carried at par value.
(3)Fair Value as of December 31, 2023 and 2022 reflects the amortized cost of outstanding revolving credit balances which approximates fair value.
(4)The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the
CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of December 31, 2023 and 2022, the fair value of the CLO assets was $6.8 billion and $6.2 billion, respectively.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

8. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of December 31,
	2023	2022
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation(1)	$4,255.8	$3,625.3
Accrued bonuses	498.2	466.6
Employment-based contingent cash consideration(2)	2.5	76.5
Accrued pension liability	13.1	9.5
Other(3)	152.6	143.0
Total	$4,922.2	$4,320.9
(1)  Includes a one-time $1.1 billion charge to reflect the incremental expense on unrealized performance allocations and certain other interests that generate returns based on performance allocations as of December 31, 2023 as a result of the updated employee compensation program, which increased the proportion of performance allocations revenue that will be used to compensate employees.
(2)The acquisition of Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners,” formerly known as Apollo Aviation Group) in December 2018 included an earn-out of up to $150.0 million that was payable upon the achievement of certain revenue and earnings performance targets during 2020 through 2025, which was accounted for as compensation expense. During the three months ended March 31, 2023, the Company entered into a termination and settlement agreement with respect to the earn-out, pursuant to which the Company paid $68.6 million, based on Carlyle Aviation’s performance, and will pay an aggregate $2.4 million in installments in 2024 and 2025. The acquisition of Abingworth LLP (“Abingworth”) in August 2022 included an earn-out of up to
$130 million payable upon the achievement of certain revenue and earnings performance targets during 2023 through 2028, which is accounted for as compensation expense. See Note 3 for additional information.
(3)  Includes $44.5 million and $26.7 million of realized performance allocations and incentive fee related compensation not yet paid to participants as of
December 31, 2023 and 2022, respectively.
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Realized	$473.8	$1,026.4	$1,414.5
Unrealized(1)	629.9	(306.5)	1,546.5
Total	$1,103.7	$719.9	$2,961.0
(1)  Includes a one-time $1.1 billion charge to reflect the incremental expense on unrealized performance allocations as of December 31, 2023 as a result of the updated employee compensation program, which increased the proportion of performance allocations revenue that will be used to compensate employees.
Certain employees of AlpInvest are covered by defined benefit pension plans sponsored by AlpInvest. As of December
31, 2023 and 2022, the benefit obligation of those pension plans totaled approximately $71.9 million and $60.6 million, respectively. As of December 31, 2023 and 2022, the fair value of the plans’ assets was approximately $58.8 million and $51.1 million, respectively. At December 31, 2023 and 2022, the Company recognized a liability of $13.1 million and $9.5 million, respectively, representing the funded status of the plans, which was included in accrued compensation and benefits in the accompanying consolidated financial statements. For the years ended December 31, 2023, 2022 and 2021, the net periodic benefit cost recognized was $1.7 million, $4.1 million and $6.1 million, respectively, which is included in cash-based compensation and benefits expense (for the service cost component) and other non-operating expenses (for non-service cost components) in the accompanying consolidated financial statements. No other employees of the Company are covered by defined benefit pension plans.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

9. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments totaling $3.7 billion as of December 31,
2023, of which approximately $3.1 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of
December 31, 2023, the Company had no commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the
Company are the guarantors of revolving credit facilities for certain funds in the Global Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the total of net asset value of the guarantor subsidiaries plus any uncalled capital of the applicable general partner, and was approximately $10.4 million as of
December 31, 2023. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the
Company believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $44.0 million at December 31,
2023, was shown as accrued giveback obligations in the consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at December 31, 2023. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2). As of December 31, 2023 and 2022, the Company had
$11.5 million and $10.4 million, respectively, of unbilled receivables from former and current employees and senior Carlyle professionals related to giveback obligations. Any such receivables are collateralized by investments made by individual senior
Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $145.4 million and $135.9 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of December 31, 2023 and 2022, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of December 31, 2023, approximately $20.3 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle
Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $23.7 million.
If, at December 31, 2023, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be
$1.6 billion, on an after-tax basis where applicable, of which approximately $0.7 billion would be the responsibility of current and former senior Carlyle professionals.
Leases
The Company’s leases primarily consist of operating leases for office space in various countries around the world, including its largest offices in Washington, D.C., New York City, London and Hong Kong. These leases have remaining lease terms of one year to 13 years, some of which include options to extend for up to five years and some of which include an option to terminate the leases within one year. The Company also has operating leases for office equipment and vehicles, which are not significant.
The Company assesses its lease right-of-use assets for impairment consistent with its impairment assessment of other long-lived assets. In connection with the April 1, 2021 sale of Metropolitan Real Estate, the Company entered into a sublease
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

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

	Year Ended December 31,
	2023	2022
Operating lease cost	$58.5	$56.3
Sublease income	(5.9)	(6.0)
Total operating lease cost	$52.6	$50.3

Cash paid for amounts included in the measurement of operating lease liabilities	$68.3	$64.1

Weighted-average remaining lease term	10.4	10.8
Weighted-average discount rate	4.3%	4.2%
Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2024	$66.9
2025	63.4
2026	60.7
2027	61.3
2028	60.1
Thereafter	286.5
Total lease payments	$598.9
Less imputed interest	(110.8)
Total lease liabilities	$488.1
Rent expense was approximately $58.5 million, $56.3 million and $55.5 million for the years ended December 31,
2023, 2022 and 2021, respectively, and is included in general, administrative and other expenses in the consolidated statements of operations.
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
The Authentix Matter
Authentix, Inc. (“Authentix”) was a majority-owned portfolio company in one of the Company’s investment funds,
Carlyle U.S. Growth Fund III, L.P. (“CGF III”). When Authentix was owned by CGF III, two of the Company’s employees served on Authentix’s board of directors. After a lengthy sale process, Authentix was sold for an aggregate sale price of
$87.5 million. On August 7, 2020, certain of the former minority shareholders in Authentix filed suit in Delaware Chancery
Court, alleging that the Authentix board of directors, CGF III, and the Company breached various fiduciary duties by agreeing to a sale of Authentix at an inopportune time and at a price that was too low. Plaintiffs seek damages for a portion of the lost
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

profits from the sale—the difference between the actual sale price and the purported maximum amount for which Authentix could have sold, multiplied by plaintiff’s ownership percentage. Plaintiffs also seek disgorgement of any profits received by the
Company stemming from the sale. A trial before the Delaware Court of Chancery was completed in early February 2024. A decision from the court is expected later this year, following post-trial briefing. The former directors of Authentix are covered by indemnification from Authentix and an Authentix insurance policy. The defendants expect to continue to contest the claims vigorously.
The Tax Receivable Agreement Matter
The Company came into existence on January 1, 2020, when its predecessor, The Carlyle Group, L.P. (the “PTP”), converted from a partnership into a corporation (the “Conversion”). On July 29, 2022, an alleged stockholder of the Company, the City of Pittsburgh Comprehensive Municipal Trust Fund (the “Plaintiff”), filed suit in the Delaware Court of Chancery, alleging a direct claim against the Company for breach of its certificate of incorporation and a derivative claim on behalf of the
Company against certain current and former officers and directors of the Company. Plaintiff challenges the receipt, by certain officers of the PTP and certain directors of the general partner of the PTP, of a right to cash payments associated with the elimination of a tax receivable agreement in connection with the Conversion. Plaintiff is seeking monetary damages, restitution, and an injunction preventing the Company from making any future cash payments for the elimination of the tax receivable agreement in connection with the Conversion. By virtue of the derivative nature of the primary claims (i.e., that the claims are aimed primarily at certain officers and directors), it is remote that the Company itself will pay material damage awards based on the Plaintiff’s claims, although the Company is expected to incur legal defense fees to the extent not covered by insurance. The defendants filed a motion to dismiss the complaint and expect the court to make a ruling on the motion during 2024. The officer and director defendants intend to contest the claims vigorously.
SEC Investigation
As part of a sweep investigation of financial services and investment advisory firms, in October 2022, the Company received from the SEC a request for information related to the preservation of certain types of electronic business communications (e.g., text messages and messages on WhatsApp, WeChat, and similar applications). The Company intends to cooperate fully with the SEC’s inquiry. Given the uncertainty of factors that may potentially affect the resolution of the matter, the Company is unable at this time to estimate the reasonably possible loss or range of loss that may result from this matter.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings and employment-
related matters, and some of the matters discussed above involve claims for potentially large and/or indeterminate amounts of damages. Based on information known by management, management does not believe that as of the date of this filing the final resolutions of the matters above will have a material effect upon the Company’s consolidated financial statements. However, given the potentially large and/or indeterminate amounts of damages sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s financial results in any particular period.
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2023, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
Indemnifications
In the normal course of business, the Company and its subsidiaries enter into contracts that contain a variety of representations and warranties and provide general indemnifications. The Company’s maximum exposure under these
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company believes the risk of material loss to be remote.
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the
Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($20.6 million as of December 31, 2023)
for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
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
The Company considers cash, cash equivalents, securities, receivables, principal equity method investments, accounts payable, accrued expenses, other liabilities, loans, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior notes, subordinated notes and compensatory contingent and other consideration for acquisitions, the carrying amounts reported in the consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior and subordinated notes is disclosed in Note 7.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

10. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at December 31, 2023 and 2022:

	As of December 31,
	2023	2022
	(Dollars in millions)
Accrued incentive fees	$22.9	$16.4
Unbilled receivable for giveback obligations from current and former employees	11.5	10.4
Notes receivable and accrued interest from affiliates	44.2	41.5
Management fee receivable, net	277.8	220.4
Reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	335.2	290.7
Total	$691.6	$579.4
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to advisory fees receivable and expenses paid on behalf of these entities. These costs generally represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.02% as of December 31, 2023. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable include loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of December 31, 2023 and December 31, 2022 also include interest-
bearing loans of $25.0 million and $23.2 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (7.50% as of December 31,
2023) and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
These receivables are assessed regularly for collectability. For management fee receivable, amounts determined to be uncollectible are recorded as a reduction in revenue in the consolidated statements of operations. For all other receivables, amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.
Due to Affiliates
The Company had the following due to affiliates balances at December 31, 2023 and 2022:

	As of December 31,
	2023	2022
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$6.3	$16.4
Due to non-consolidated affiliates	97.0	87.1
Amounts owed under the tax receivable agreement	79.3	100.0
Deferred consideration for Carlyle Holdings units	68.4	134.4
Other	24.9	24.6
Total	$275.9	$362.5
The Company has recorded obligations for amounts due to certain of its affiliates. The Company periodically offsets expenses it has paid on behalf of its affiliates against these obligations.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

Deferred consideration for Carlyle Holdings units relates to the remaining obligation to the holders of Carlyle
Holdings partnership units who will receive cash payments aggregating to $1.50 per Carlyle Holdings partnership unit exchanged in connection with the Conversion, payable in five annual installments of $0.30. The fifth and final annual installment payment occurred in January 2024. The obligation was initially recorded at fair value, net of a discount of $11.3 million and measured using Level III inputs in the fair value hierarchy.
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
Other Related Party Transactions
In the normal course of business, the Company has made use of aircraft owned by entities controlled by senior Carlyle professionals. The senior Carlyle professionals paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by the Company for the business use of these aircraft by senior Carlyle professionals and other employees was made at market rates throughout the year based on budgeted business usage. When actual business use exceeded budgeted aircraft use, the Company made additional payments to the aircraft owner and/or the aircraft management company, as appropriate. Similarly, when the aggregate amount paid for budgeted aircraft use exceeded the calculated costs of actual business use, or results in rates which exceed market aircraft charter rates, the Company receives reimbursement of such excess payments from the aircraft owner and/or the aircraft management company, as appropriate. These adjustments were calculated annually and payments or reimbursements were generally made after year-end. During the years ended December 31, 2022 and 2021, the Company made net payments of
$0.7 million and received net reimbursements of $1.1 million, respectively, related to these aircraft lease agreements. The accrual of aircraft fees was included in general, administrative, and other expenses in the consolidated statements of operations.
During the year ended December 31, 2022, the Company terminated its remaining aircraft lease agreement. As of December 31,
2022, the Company had a reimbursement receivable of $0.4 million related to actual business usage and market rate adjustments, which was received in January 2023. As of December 31, 2023, the Company had no active aircraft lease agreements.
On May 5, 2020, the Company purchased 2,000,000 of the BDC Preferred Shares from CSL in a private placement at a price of $25 per share. Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at CSL’s option, 9.0% per annual payable in additional BDC Preferred Shares. The BDC Preferred Shares are
convertible at the Company’s option, in whole or in part, into the number of shares of common stock equal to $25 per share plus any accumulated but unpaid dividends divided by an initial conversion price of $9.50 per share, subject to certain adjustments. Effective May 5, 2023 and with the approval of its board of directors, CSL has the option to redeem the BDC
Preferred Shares, in whole or in part. In such case, the Company has the right to convert its shares, in whole or in part, prior to the date of redemption. The Company recorded dividend income of $3.5 million and $3.5 million, respectively, during the years ended December 31, 2023 and 2022. Dividend income from the BDC Preferred Shares is included in interest and other income in the consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which is recorded at fair value, was $81.7 million and $76.9 million as of December 31, 2023 and 2022, respectively, and included in investments, including accrued performance allocations, in the consolidated balance sheets.
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
11. Income Taxes
The income (loss) before provision for income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
U.S. domestic income (loss)	$(857.6)	$1,402.9	$3,816.2
Foreign income	256.7	169.6	211.3
Total income (loss) before provision for income taxes	$(600.9)	$1,572.5	$4,027.5
The provision for income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Current
Federal income tax	$186.0	$263.6	$351.3
State and local income tax	29.1	30.4	59.6
Foreign income tax	46.2	55.6	56.5
Total current	261.3	349.6	467.4
Deferred
Federal income tax	(333.4)	(25.1)	450.7
State and local income tax	(26.0)	(3.3)	48.9
Foreign income tax	(6.1)	(33.4)	15.3
Total deferred	(365.5)	(61.8)	514.9
Total provision (benefit) for income taxes	$(104.2)	$287.8	$982.3
The following table summarizes the effective income tax rate:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Income (loss) before provision for income taxes	$(600.9)	$1,572.5	$4,027.5
Provision (benefit) for income taxes	$(104.2)	$287.8	$982.3
Effective income tax rate	17.34%	18.30%	24.39%
The effective tax rate is impacted by a variety of factors, including, but not limited to, changes in the sources of income or loss during the period and whether such income or loss is taxable to the Company and its subsidiaries. The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
State and local income taxes	1.55%	0.83%	2.35%
Foreign income taxes(1)	(1.19)%	(1.75)%	0.64%
Income passed through to common unitholders and non-controlling interest holders(2)	3.17%	(0.67)%	(0.07)%
Equity-based compensation	(2.76)%	(0.67)%	(0.60)%
Valuation allowance(3)	(1.02)%	0.30%	0.79%
Unrecognized tax benefits	(1.13)%	0.01%	0.02%
Other adjustments(3)	(2.28)%	(0.75)%	0.26%
Effective income tax rate	17.34%	18.30%	24.39%
(1)2022 includes a tax benefit due to restructuring the ownership of its foreign Global Investment Solutions business and the impact of amending the
Company's 2020 tax return to claim a foreign tax credit rather than the original filing position claiming a foreign tax deduction.
(2)Includes income that is not taxable to the Company and its subsidiaries.
(3)2023 includes updates to the current and/or deferred tax balances related to the filing of the Company’s 2022 tax returns. The gross impact of these changes in estimates to Valuation allowance and Other adjustments was 1.36% and (0.86)%, respectively.
Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the tax effects of the temporary differences:

	As of December 31,
	2023	2022
	(Dollars in millions)
Deferred tax assets
Federal foreign tax credit carryforward	$46.8	$37.3
State net operating loss carryforwards	5.7	5.9
Tax basis goodwill and intangibles	240.3	259.8
Depreciation and amortization	61.7	25.4
Deferred restricted common unit compensation	36.5	24.7
Lease liabilities	116.1	119.0
Accrued compensation	926.2	781.3
Other	109.8	140.4
Deferred tax assets before valuation allowance	1,543.1	1,393.8
Valuation allowance	(62.8)	(56.7)
Total deferred tax assets	$1,480.3	$1,337.1
Deferred tax liabilities(1)
Unrealized appreciation on investments	$1,333.8	$1,558.0
Lease right-of-use assets	87.7	89.2
Basis difference in investments	48.8	47.9
Other	38.8	28.9
Total deferred tax liabilities	$1,509.1	$1,724.0
Net deferred tax assets (liabilities)	$(28.8)	$(386.9)
(1)As of December 31, 2023 and 2022, $1,463.8 million and $1,321.3 million of deferred tax assets were offset and presented as a single deferred tax liability amount on the Company’s consolidated balance sheet as these deferred tax assets and liabilities relate to the same jurisdiction.
The Company had $16.5 million and $15.8 million in deferred tax assets as of December 31, 2023 and 2022, respectively, which are offset with deferred tax liabilities where those assets and liabilities relate to the same tax jurisdiction. In
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

both years, the deferred tax assets resulted primarily from the carryforward of federal and state tax attributes, partially offset by a valuation allowance, and temporary differences between the financial statement and tax bases of assets and liabilities at the
Company’s foreign sub-advisor entities. The realization of the deferred tax assets is dependent on the Company’s future taxable income before deductions related to the establishment of its deferred tax assets. The deferred tax asset balance comprises a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.
The Company evaluated various sources of evidence in determining the ultimate realizability of its deferred tax assets including the character and timing of projected future taxable income and the Company’s ability to claim a foreign tax credit
(“FTC”). The Company continues to maintain a valuation allowance of $2.3 million on certain state net operating losses for a corporate subsidiary with entity level state net operating losses that cannot be utilized by other group members. In addition, the
Company continues to maintain a valuation allowance of $45.1 million on certain FTC carryforwards generated in 2020 and forward that are not expected to be realized due to federal limitations on its utilization. As of December 31, 2023 and 2022, the
Company established a total valuation allowance of $62.8 million and $56.7 million, respectively, with the net increase primarily due to the FTC carryforward and related deferred tax assets and certain foreign net operating losses that are not expected to be realized offset by a release of the valuation allowance on tax attribute carryforwards that were determined to be realizable in future periods. For all other deferred tax assets, the Company has concluded it is more likely than not that they will be realized and that a valuation allowance is not needed at December 31, 2023.
The Company has deferred tax liabilities of $45.3 million and $402.7 million as of December 31, 2023 and 2022, respectively, which are offset with deferred tax assets where those assets and liabilities relate to the same tax jurisdiction. These deferred tax liabilities primarily resulted from temporary differences between the financial statement and tax bases of accrued performance allocations. These deferred tax liabilities are net of related compensation and offset by step-up in tax basis resulting from the Conversion and future amortization of tax basis intangible assets generated from exchanges covered by the
Tax Receivable Agreement (see Note 2).
As of December 31, 2023, the Company has cumulative state pre-tax net operating loss carryforwards of approximately $65.3 million ($5.7 million tax-effected), which will be available to offset future taxable income. If unused, a portion of the state carryforwards will begin to expire in 2025. In addition, the Company has a FTC carryforward of $46.8 million, which relates to taxes paid in foreign jurisdictions. If unused, a portion will expire in 2025 and years forward, which is considered in the valuation allowance evaluation referenced above.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of December 31, 2023, the Company’s U.S. federal income tax returns for the years
2020 through 2022 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2018 to 2022. Foreign tax returns are generally subject to audit from 2011 to 2022. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities. The Company does not believe that the outcome of the audits will require it to record material reserves for uncertain tax positions or that the outcome will have a material impact on the consolidated financial statements.
Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company has recorded unrecognized tax benefits of $42.3 million and
$39.3 million as of December 31, 2023 and 2022, respectively, which is reflected in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. These balances include $17.8 million and $13.1 million related to interest and penalties associated with uncertain tax positions as of December 31, 2023 and 2022, respectively. If recognized, $31.2 million of uncertain tax positions would be recorded as a reduction in the provision for income taxes.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of penalties and interest, is as follows:

	As of December 31,
	2023	2022	2021
	(Dollars in millions)
Balance at January 1	$26.2	$20.6	$17.2
Additions based on tax positions related to current year	1.5	2.4	1.3
Additions for tax positions of prior years	1.6	5.3	2.6
Reductions for tax position of prior years	(0.2)	(1.6)	(0.5)
Reductions due to lapse of statute of limitations	(4.6)	(0.5)	—
Balance at December 31	$24.5	$26.2	$20.6
The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA enacted a 15%
corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations, which became effective on January 1, 2023. The Company does not expect the IRA to have a material impact to its provision for income taxes given that any current year payments that would be made under CAMT would be permitted to be carried forward and used as credits in future years resulting in a deferred tax benefit. The Company will continue to monitor as additional guidance is released by Treasury, the IRS, and other standard-setting bodies.
On December 27, 2023, the State of New York issued final regulations that implements comprehensive franchise tax reform for corporations, banks, and insurance companies. This did not have a material impact to the Company’s consolidated financial statements. The Company will continue to monitor as additional guidance is released by the State of New York.
12. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of December 31,
	2023	2022
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$415.3	$412.0
Non-Carlyle interests in majority-owned subsidiaries	184.5	186.9
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(6.7)	1.4
Non-controlling interests in consolidated entities	$593.1	$600.3

The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$82.6	$36.1	$2.7
Non-Carlyle interests in majority-owned subsidiaries	27.4	20.7	55.1
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	1.7	2.9	12.7
Non-controlling interests in income of consolidated entities	$111.7	$59.7	$70.5
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

13. Earnings Per Common Share
Basic and diluted net income (loss) per common share are calculated as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to common shares	$(608,400,000)	$(608,400,000)	$1,225,000,000	$1,225,000,000	$2,974,700,000	$2,974,700,000
Weighted-average common shares outstanding	361,395,823	361,395,823	361,278,064	365,707,722	355,241,653	362,574,564
Net income (loss) per common share	$(1.68)	$(1.68)	$3.39	$3.35	$8.37	$8.20
The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	361,395,823	361,395,823	361,278,064	361,278,064	355,241,653	355,241,653
Unvested restricted stock units	—	—	—	2,394,372	—	4,713,277
Issuable common shares and performance- vesting restricted stock units	—	—	—	2,035,286	—	2,619,634
Weighted-average common shares outstanding	361,395,823	361,395,823	361,278,064	365,707,722	355,241,653	362,574,564
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. Also included in the determination of dilutive weighted-average common shares are issuable common shares associated with the Company’s acquisitions, investment in NGP, performance-vesting restricted stock units, and issuable common shares associated with a program under which the Company may distribute realized performance allocation related compensation in fully vested, newly issued shares (see Note 14 to the consolidated financial statements). For the year ended December 31, 2023, all such awards are antidilutive and excluded from the computation of diluted earnings per share given the net loss attributable to common stockholders.
14. Equity
Stock Repurchase Program
In October 2021, the Board of Directors of the Company authorized the repurchase of up to $400 million of common stock. In February 2023, the Board of Directors replenished the repurchase program and expanded the limit to $500 million of common stock in aggregate, effective March 31, 2023. During the year ended December 31, 2023, the Company paid an aggregate of $203.5 million to repurchase and retire 6.5 million shares with all of the repurchases done via open market and brokered transactions. As of December 31, 2023, $396.8 million of repurchase capacity remained under the program. The
Board of Directors reset the total repurchase authorization to $1.4 billion in shares of our common stock, effective as of
February 6, 2024. Under this repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to repurchases of common stock, the repurchase program will be used for the payment of tax withholding amounts upon net settlement of equity awards granted pursuant to our Equity Incentive Plan or otherwise based on the value of shares withheld that would have otherwise been issued to the award holder. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
The IRA also enacted a 1% excise tax on certain actual and deemed stock repurchases by publicly traded U.S.
corporations effective January 1, 2023. The value of repurchases subject to the tax is reduced by the value of any stock issued by the corporation during the tax year, including stock issued or provided to the employees of the corporation. The excise tax is accounted for in equity as an additional repurchase cost. The excise tax for the year ended December 31, 2023 was not material.
Shares Issued in Connection with Acquisitions
In August 2022, the Company issued 0.6 million shares of common stock, which represented $25.0 million of the purchase price paid in the acquisition of Abingworth. In March 2022, the Company issued 4.2 million shares of common stock, which represented $194.5 million of the purchase price paid in the acquisition of management contracts related to a portfolio of
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

assets from CBAM. See Note 3 to the unaudited condensed consolidated financial statements for a further description of these acquisitions.
Shares Issued for Performance Allocation Related Compensation
In October 2021, the Company commenced a program under which, at the Company’s discretion, up to 20% of realized performance allocations and incentive fee related compensation over a certain threshold amount may be distributed in fully vested, newly issued shares of the Company’s common stock. Shares issued under the program are accounted for as performance allocations and incentive fee related compensation and do not result in incremental compensation expense. In the third quarter of 2022, the Company paused the issuance of shares pursuant to this program and the Company did not issue shares for performance allocation related compensation during the year ended December 31, 2023. During the year ended
December 31, 2022, the Company distributed 850,110 fully vested, newly issued common shares related to previously accrued performance allocations and incentive fee related compensation of $38.9 million.
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 10, 2022	May 17, 2022	$0.325	$117.6
August 9, 2022	August 16, 2022	0.325	118.3
November 18, 2022	November 25, 2022	0.325	118.2
February 22, 2023	March 1, 2023	0.325	118.4
Total 2022 Dividend Year		$1.30	$472.5

May 16, 2023	May 23, 2023	$0.35	$126.7
August 15, 2023	August 23, 2023	0.35	126.3
November 21, 2023	November 29, 2023	0.35	126.3
February 23, 2024	March 1, 2024	0.35	126.7
Total 2023 Dividend Year		$1.40	$506.0
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
15. Equity-Based Compensation
In May 2012, Carlyle Group Management L.L.C., the general partner of the Partnership, adopted the Equity Incentive
Plan. The Equity Incentive Plan, which was amended on January 1, 2020 in connection with the Conversion to reflect shares of the Company’s common stock, is a source of equity-based awards permitting the Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s common shares. On June 1, 2021, the shareholders of the Company approved an amended and restated Equity Incentive Plan that removed a provision providing for the automatic increase in the number of the Company’s common stock available for grant and reset the total number of shares of common stock available for grant to 16,000,000 shares of common stock for awards granted under the plan after June 1, 2021. On May 30, 2023, the shareholders of the Company approved a further amended and restated Equity Incentive Plan which increased the total number of shares of common stock available for the grant of awards under the Equity Incentive Plan after June 1, 2021 by an additional 23,800,000 shares of common stock (from 16,000,000 shares of common stock to 39,800,000 shares of common stock). As of December 31, 2023, the total number of shares of the Company’s common stock available for grant under the amended and restated Equity Incentive
Plan was 27,280,126.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

Common Shares
In connection with its strategic investment in NGP, the Company agreed to grant common shares on an annual basis with a value not to exceed based $10.0 million based on a prescribed formula, which will vest over a 42-month period. Because the Company accounts for its investment in NGP under the equity method of accounting, the fair value of the shares is recognized as a reduction to principal investment income. During the years ended December 31, 2023, 2022 and 2021, the
Company recognized $8.8 million, $8.4 million and $9.2 million, respectively, as a reduction to principal investment income related to these shares.
Restricted Stock Units
The deferred restricted stock units are unvested when granted and vest ratably over a service period, which generally ranges from one year to four years. The grant-date fair value of the deferred restricted stock units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period.
Additionally, the calculation of the expense assumes a per unit discount that ranges from 2% to 20%, as these unvested awards do not participate in any dividends. Equity-based compensation expense generates deferred tax assets, which are realized when the units vest. The Company recorded compensation expense of $249.1 million, $154.0 million and $163.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, with $41.1 million, $28.7 million and $33.4 million of corresponding deferred tax benefits, respectively. A portion of the accumulated deferred tax asset associated with equity-based compensation expense was reclassified as a current tax benefit due to units vesting during the years ended December 31, 2023, 2022 and
2021. The net impact of the addition/(reduction) in deferred tax assets due to the equity-based compensation expense recorded during the period less the tax deduction for units that vested was $12.7 million, $(3.2) million and $10.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the total unrecognized equity-based compensation expense related to unvested deferred restricted stock units is $466.9 million, which is expected to be recognized over a weighted-average term of 2.3 years.
Equity-based awards issued to non-employees, including non-employee directors and consultants, are recognized as general, administrative and other expenses. The grant-date fair value of deferred restricted stock units granted to non-employees is charged to expense on a straight-line basis over the vesting period. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period. The expense for equity-based awards issued to non-employees was $6.5 million, $5.0 million and $5.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
During 2023, the Company granted 6.8 million shares related to equity inducement awards granted in connection with the appointment of the Company’s Chief Executive Officer, including time-based restricted stock units which are eligible to vest ratably in four equal installments, and performance based restricted stock units which contain stock price performance conditions. Compensation cost for the awards containing market conditions, including stock price performance conditions, is based on a grant-date fair value that factors in the probability that the market conditions will be achieved and is recognized over the requisite service period on a straight-line basis.
During 2021, the Company granted 7.1 million long-term, strategic restricted stock units to certain senior professionals, the majority of which are eligible to vest based on the achievement of annual performance targets over four years across a number of the Company’s employees. Compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied.
In February 2024, the Company granted 18.1 million restricted stock units. These awards included 13.2 million restricted stock units granted to certain senior Carlyle professionals with an estimated grant date fair value of approximately
$347 million and which are subject to vesting based on the achievement of stock price performance conditions over a service period of three years.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

A summary of the status of the Company’s non-vested equity-based awards as of December 31, 2023 and a summary of changes from December 31, 2020 through December 31, 2023, are presented below:

	The Carlyle Group, Inc.
	Equity Settled Awards
Unvested Shares	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares(1)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2020	8,523,082	$21.70	748,344	$25.39
Granted(2)	11,207,062	$31.64	291,396	$32.93
Vested	4,625,457	$22.64	404,310	$24.73
Forfeited	329,036	$31.02	—	$—
Balance, December 31, 2021	14,775,651	$30.70	635,430	$29.27
Granted	4,216,827	$40.35	188,223	$49.06
Vested	5,805,437	$28.15	370,773	$26.54
Forfeited	2,321,793	$30.84	—	$—
Balance, December 31, 2022	10,865,248	$35.78	452,880	$39.73
Granted(3)	18,273,547	$29.88	258,579	$39.73
Vested	5,280,029	$31.86	252,530	$34.85
Forfeited	1,685,119	$32.24	—	$37.91
Balance, December 31, 2023	22,173,647	$32.12	458,929	$37.87
(1)Includes common shares issued in connection with the Company’s investment in NGP.
(2)Includes 7.1 million long-term, strategic restricted stock units to certain senior professionals, the majority of which are eligible to vest based on the achievement of annual performance targets over four years across a number of the Company’s employees.
(3)Includes 6.8 million shares related to equity inducement awards granted in connection with the appointment of the Company’s Chief Executive Officer, as well as 0.3 million shares reserved for issuance upon the settlement of dividend-equivalent rights carried by certain restricted stock units concurrently with the settlement of the restricted stock units for shares.
16. Segment Reporting
Carlyle conducts its operations through three reportable segments:
Global Private Equity – The Global Private Equity segment advises the Company’s buyout, middle market and growth capital funds, its U.S. and internationally focused real estate funds, and its infrastructure and natural resources funds.
The segment also includes the NGP Carry Funds advised by NGP.
Global Credit – The Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, aircraft financing and servicing, infrastructure debt, insurance solutions, asset-backed lending, and global capital markets.
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
Distributable Earnings. Distributable Earnings, or “DE,” is a key performance benchmark used in the Company’s industry and is evaluated regularly by management in making resource deployment and compensation decisions and in assessing performance of the Company’s three reportable segments. Management also uses DE in budgeting, forecasting, and the overall management of the Company’s segments. Management believes that reporting DE is helpful to understanding the
Company’s business and that investors should review the same supplemental financial measure that management uses to analyze the Company’s segment performance. DE is intended to show the amount of net realized earnings without the effects of the consolidation of the Consolidated Funds. DE is derived from the Company’s segment reported results.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

 Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S.
GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interests in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items. Charges
(credits) related to Carlyle corporate actions and non-recurring items include: charges (credits) associated with acquisitions, dispositions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earn-outs and contingent consideration including gains and losses associated with the estimated fair value of contingent considerations issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance, and certain general, administrative and other expenses when the timing of any future payment is uncertain.
Management believes the inclusion or exclusion of these items provides investors with a meaningful indication of the
Company’s core operating performance.
Fee Related Earnings. Fee Related Earnings, or “FRE,” is a component of DE and is used to assess the ability of the business to cover base compensation and operating expenses from total fee revenues. FRE adjusts DE to exclude net realized performance revenues, realized principal investment income, and net interest (interest income less interest expense). Fee
Related Earnings includes fee related performance revenues and related compensation expense, which is generally approximately 45% of fee related performance revenues. Fee related performance revenues represent the realized portion of performance revenues that are measured and received on a recurring basis, are not dependent on realization events, and which have no risk of giveback.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

The following tables present the financial data for the Company’s three reportable segments as of and for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,309.8	$512.2	$242.4	$2,064.4
Portfolio advisory and transaction fees, net and other	18.4	62.0	—	80.4
Fee related performance revenues	68.3	89.1	3.6	161.0
Total fund level fee revenues	1,396.5	663.3	246.0	2,305.8
Realized performance revenues	805.1	43.5	89.7	938.3
Realized principal investment income	45.3	37.1	6.4	88.8
Interest income	31.6	34.7	5.9	72.2
Total revenues	2,278.5	778.6	348.0	3,405.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	583.8	324.5	123.6	1,031.9
Realized performance revenues related compensation	308.1	20.3	78.9	407.3
Total compensation and benefits	891.9	344.8	202.5	1,439.2
General, administrative, and other indirect expenses	221.9	106.8	47.8	376.5
Depreciation and amortization expense	26.0	7.6	4.4	38.0
Interest expense	66.9	45.0	9.0	120.9
Total expenses	1,206.7	504.2	263.7	1,974.6
Distributable Earnings	$1,071.8	$274.4	$84.3	$1,430.5
(-) Realized Net Performance Revenues	497.0	23.2	10.8	531.0
(-) Realized Principal Investment Income	45.3	37.1	6.4	88.8
(+) Net Interest	35.3	10.3	3.1	48.7
(=) Fee Related Earnings	$564.8	$224.4	$70.2	$859.4
Segment assets as of December 31, 2023	$8,442.5	$3,282.8	$2,172.8	$13,898.1

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

The following tables present the financial data for the Company’s three reportable segments as of and for the year ended December 31, 2022:

	Year Ended December 31, 2022
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
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

The following tables present the financial data for the Company’s three reportable segments for the year ended
December 31, 2021:

	Year Ended December 31, 2021
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes as of
and for the years ended December 31, 2023 and 2022:

	December 31, 2023 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$3,405.1	$570.1	$(1,011.3)	(a)	$2,963.9
Expenses	$1,974.6	$460.3	$1,136.8	(b)	$3,571.7
Other income	$—	$6.9	$—	(c)	$6.9
Distributable earnings	$1,430.5	$116.7	$(2,148.1)	(d)	$(600.9)
Total assets	$13,898.1	$7,805.5	$(527.6)	(e)	$21,176.0

	December 31, 2022 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$4,401.4	$311.0	$(273.7)	(a)	$4,438.7
Expenses	$2,492.4	$255.3	$77.0	(b)	$2,824.7
Other loss	$—	$(41.5)	$—	(c)	$(41.5)
Distributable earnings	$1,909.0	$14.2	$(350.7)	(d)	$1,572.5
Total assets	$14,792.8	$7,213.3	$(603.1)	(e)	$21,403.0
The following table reconciles the Total Segments to the Company’s Income Before Provision for Taxes for the year ended December 31, 2021:

	December 31, 2021 and the Year then Ended
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$4,950.1	$253.2	$3,578.8	(a)	$8,782.1
Expenses	$2,706.4	$217.8	$1,832.9	(b)	$4,757.1
Other income	$—	$2.5	$—	(c)	$2.5
Distributable earnings	$2,243.7	$37.9	$1,745.9	(d)	$4,027.5
Total assets	$14,498.2	$6,948.0	$(195.8)	(e)	$21,250.4

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
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Unrealized performance and fee related performance revenues	$(1,046.6)	$(142.5)	$3,155.6
Unrealized principal investment income	36.1	(38.3)	351.8
Principal investment loss from dilution of indirect investment in Fortitude	(104.0)	(176.9)	—
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(13.8)	(12.9)	(13.7)
Tax expense associated with certain foreign performance revenues	—	0.1	0.2
Non-controlling interests and other adjustments to present certain costs on a net basis	191.6	119.0	159.6
Elimination of revenues of Consolidated Funds	(74.6)	(22.2)	(74.7)
	$(1,011.3)	$(273.7)	$3,578.8
The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$2,305.8	$2,237.3	$1,794.8
Adjustments(1)	(262.6)	(207.2)	(127.3)
Carlyle Consolidated - Fund management fees	$2,043.2	$2,030.1	$1,667.5
(1) Adjustments represent the reclassification of NGP management fees from principal investment income, the reclassification of fee related performance revenues from business development companies and other products, management fees earned from Consolidated Funds which were eliminated in consolidation to arrive at the Company’s fund management fees, and the reclassification of certain amounts included in portfolio advisory fees, net and other in the segment results that are included in interest and other income in the U.S. GAAP results.
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
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$612.6	$(326.2)	$1,549.4
Equity-based compensation	260.1	161.9	172.9
Acquisition or disposition-related charges and amortization of intangibles and impairment	145.3	187.4	37.7
Tax (expense) benefit associated with certain foreign performance revenues related compensation	(1.0)	2.9	(17.3)
Non-controlling interests and other adjustments to present certain costs on a net basis	148.7	82.7	78.5
Debt extinguishment costs	—	—	10.2
Right-of-use asset impairment	—	—	26.8
Other adjustments	11.6	12.4	14.2
Elimination of expenses of Consolidated Funds	(40.5)	(44.1)	(39.5)
	$1,136.8	$77.0	$1,832.9

(c)The Other Income (Loss) adjustment results from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).
(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings
and to Fee Related Earnings:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Income before provision for income taxes	$(600.9)	$1,572.5	$4,027.5
Adjustments:
Net unrealized performance and fee related performance revenues	1,659.2	(183.7)	(1,606.2)
Unrealized principal investment (income) loss	(36.1)	38.3	(351.8)
Principal investment loss from dilution of indirect investment in Fortitude	104.0	176.9	—
Equity-based compensation(1)	260.1	161.9	172.9
Acquisition or disposition-related charges, including amortization of intangibles and impairment	145.3	187.4	37.7
Net income attributable to non-controlling interests in consolidated entities	(111.7)	(59.7)	(70.5)
Tax (expense) benefit associated with certain foreign performance revenues	(1.0)	3.0	(17.1)
Debt extinguishment costs	—	—	10.2
Right-of-use impairment	—	—	26.8
Other adjustments	11.6	12.4	14.2
Distributable Earnings	$1,430.5	$1,909.0	$2,243.7
Realized performance revenues, net of related compensation(2)	531.0	998.5	1,529.6
Realized principal investment income(2)	88.8	150.6	209.5
Net interest	48.7	74.5	93.5
Fee Related Earnings	$859.4	$834.4	$598.1
(1)  Equity-based compensation for the years ended December 31, 2023, 2022 and 2021 includes amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s U.S. GAAP consolidated statements of operations.
(2)See reconciliation to most directly comparable U.S. GAAP measure below:
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2023
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(88.6)	$1,026.9	$938.3
Performance revenues related compensation expense	1,103.7	(696.4)	407.3
Net performance revenues	$(1,192.3)	$1,723.3	$531.0
Principal investment income (loss)	$133.4	$(44.6)	$88.8

	Year Ended December 31, 2022
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,327.5	$653.2	$1,980.7
Performance revenues related compensation expense	719.9	262.3	982.2
Net performance revenues	$607.6	$390.9	$998.5
Principal investment income (loss)	$570.5	$(419.9)	$150.6

	Year Ended December 31, 2021
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$6,084.6	$(3,146.0)	$2,938.6
Performance revenues related compensation expense	2,961.0	(1,552.0)	1,409.0
Net performance revenues	$3,123.6	$(1,594.0)	$1,529.6
Principal investment income (loss)	$637.3	$(427.8)	$209.5

(3)Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from the segment results, (ii) amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the segment results, (iii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the segment results, (iv) the reclassification of NGP performance revenues, which are included in principal investment income in the U.S. GAAP financial statements, (v) the reclassification of fee related performance revenues, which are included in fund level fee revenues in the segment results, and (vi) the reclassification of tax expenses associated with certain foreign performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the segment results and the exclusion of the principal investment loss from dilution of the indirect investment in Fortitude.
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
associated investment vehicle.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2023
Americas(1)	$1,289.0	44%	$11,129.2	52%
EMEA(2)	1,318.9	44%	8,797.2	42%
Asia-Pacific(3)	356.0	12%	1,249.6	6%
Total	$2,963.9	100%	$21,176.0	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2022
Americas(1)	$2,560.0	58%	$11,662.8	55%
EMEA(2)	1,603.8	36%	8,632.9	40%
Asia-Pacific(3)	274.9	6%	1,107.3	5%
Total	$4,438.7	100%	$21,403.0	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2021
Americas(1)	$5,434.6	62%	$10,874.2	51%
EMEA(2)	2,629.3	30%	8,920.4	42%
Asia-Pacific(3)	718.2	8%	1,455.8	7%
Total	$8,782.1	100%	$21,250.4	100%

(1)Relates to investment vehicles whose primary focus is the United States, Mexico or South America.
(2)Relates to investment vehicles whose primary focus is Europe, the Middle East, and Africa.
(3)Relates to investment vehicles whose primary focus is Asia, including China, Japan, India and Australia.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

17. Subsequent Events
In February 2024, the Board of Directors declared a quarterly dividend of $0.35 per share of common stock to common stockholders of record at the close of business on February 23, 2024, payable on March 1, 2024.
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

18. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the
Company’s financial position as of December 31, 2023 and 2022 and results of operations for the years ended December 31,
2023, 2022 and 2021. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of December 31, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,440.3	$—	$—	$1,440.3
Cash and cash equivalents held at Consolidated Funds	—	346.0	—	346.0
Restricted cash	1.8	—	—	1.8
Investments, including performance allocations of $6,169.9	10,104.5	—	(149.2)	9,955.3
Investments of Consolidated Funds	—	7,313.9	(60.8)	7,253.1
Due from affiliates and other receivables, net	1,009.2	—	(317.6)	691.6
Due from affiliates and other receivables of Consolidated Funds, net	—	141.0	—	141.0
Fixed assets, net	161.5	—	—	161.5
Lease right-of-use assets, net	332.2	—	—	332.2
Deposits and other	66.0	4.6	—	70.6
Intangible assets, net	766.1	—	—	766.1
Deferred tax assets	16.5	—	—	16.5
Total assets	$13,898.1	$7,805.5	$(527.6)	$21,176.0
Liabilities and equity
Debt obligations	$2,281.0	$—	$—	$2,281.0
Loans payable of Consolidated Funds	—	6,796.4	(309.9)	6,486.5
Accounts payable, accrued expenses and other liabilities	333.8	—	—	333.8
Accrued compensation and benefits	4,922.2	—	—	4,922.2
Due to affiliates	269.6	6.3	—	275.9
Deferred revenue	140.3	—	—	140.3
Deferred tax liabilities	45.3	—	—	45.3
Other liabilities of Consolidated Funds	—	374.4	—	374.4
Lease liabilities	488.1	—	—	488.1
Accrued giveback obligations	44.0	—	—	44.0
Total liabilities	8,524.3	7,177.1	(309.9)	15,391.5
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,403.0	223.8	(223.8)	3,403.0
Retained earnings	2,082.1	—	—	2,082.1
Accumulated other comprehensive loss	(292.7)	(10.7)	6.1	(297.3)
Non-controlling interests in consolidated entities	177.8	415.3	—	593.1
Total equity	5,373.8	628.4	(217.7)	5,784.5
Total liabilities and equity	$13,898.1	$7,805.5	$(527.6)	$21,176.0
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	As of December 31, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,360.7	$—	$—	$1,360.7
Cash and cash equivalents held at Consolidated Funds	—	209.0	—	209.0
Restricted cash	0.8	—	—	0.8
Corporate treasury investments	20.0	—	—	20.0
Investments, including performance allocations of $7,117.7	10,989.9	—	(222.0)	10,767.9
Investments of Consolidated Funds	—	6,894.4	—	6,894.4
Due from affiliates and other receivables, net	960.5	—	(381.1)	579.4
Due from affiliates and other receivables of Consolidated Funds, net	—	101.9	—	101.9
Fixed assets, net	139.9	—	—	139.9
Lease right-of-use assets, net	337.0	—	—	337.0
Deposits and other	70.4	8.0	—	78.4
Intangible assets, net	897.8	—	—	897.8
Deferred tax assets	15.8	—	—	15.8
Total assets	$14,792.8	$7,213.3	$(603.1)	$21,403.0
Liabilities and equity
Debt obligations	$2,271.7	$—	$—	$2,271.7
Loans payable of Consolidated Funds	—	6,279.7	(374.5)	5,905.2
Accounts payable, accrued expenses and other liabilities	369.2	—	—	369.2
Accrued compensation and benefits	4,320.9	—	—	4,320.9
Due to affiliates	346.1	16.5	(0.1)	362.5
Deferred revenue	126.4	—	—	126.4
Deferred tax liabilities	402.7	—	—	402.7
Other liabilities of Consolidated Funds	—	279.7	(0.4)	279.3
Lease liabilities	502.9	—	—	502.9
Accrued giveback obligations	40.9	—	—	40.9
Total liabilities	8,380.8	6,575.9	(375.0)	14,581.7
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,138.5	238.7	(238.7)	3,138.5
Retained earnings	3,401.1	—	—	3,401.1
Accumulated other comprehensive loss	(319.5)	(13.3)	10.6	(322.2)
Non-controlling interests in consolidated entities	188.3	412.0	—	600.3
Total equity	6,412.0	637.4	(228.1)	6,821.3
Total liabilities and equity	$14,792.8	$7,213.3	$(603.1)	$21,403.0

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$2,074.3	$—	$(31.1)	$2,043.2
Incentive fees	96.2	—	(2.5)	93.7
Investment income (loss)
Performance allocations	(85.0)	—	(3.6)	(88.6)
Principal investment income	160.2	—	(26.8)	133.4
Total investment income	75.2	—	(30.4)	44.8
Interest and other income	222.7	—	(10.6)	212.1
Interest and other income of Consolidated Funds	—	570.1	—	570.1
Total revenues	2,468.4	570.1	(74.6)	2,963.9
Expenses
Compensation and benefits
Cash-based compensation and benefits	1,023.7	—	—	1,023.7
Equity-based compensation	249.1	—	—	249.1
Performance allocations and incentive fee related compensation	1,103.7	—	—	1,103.7
Total compensation and benefits	2,376.5	—	—	2,376.5
General, administrative and other expenses	651.4	—	0.7	652.1
Interest	123.8	—	—	123.8
Interest and other expenses of Consolidated Funds	—	460.3	(41.2)	419.1
Other non-operating expenses	0.2	—	—	0.2
Total expenses	3,151.9	460.3	(40.5)	3,571.7
Other income
Net investment income of Consolidated Funds	—	6.9	—	6.9
Income (loss) before provision for income taxes	(683.5)	116.7	(34.1)	(600.9)
Benefit for income taxes	(104.2)	—	—	(104.2)
Net income (loss)	(579.3)	116.7	(34.1)	(496.7)
Net income attributable to non-controlling interests in consolidated entities	29.1	—	82.6	111.7
Net income (loss) attributable to The Carlyle Group Inc.	$(608.4)	$116.7	$(116.7)	$(608.4)
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$2,056.7	$—	$(26.6)	$2,030.1
Incentive fees	63.8	—	(0.1)	63.7
Investment income
Performance allocations	1,332.8	—	(5.3)	1,327.5
Principal investment income	542.5	—	28.0	570.5
Total investment income	1,875.3	—	22.7	1,898.0
Interest and other income	154.1	—	(18.2)	135.9
Interest and other income of Consolidated Funds	—	311.0	—	311.0
Total revenues	4,149.9	311.0	(22.2)	4,438.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	1,052.0	—	—	1,052.0
Equity-based compensation	154.0	—	—	154.0
Performance allocations and incentive fee related compensation	719.9	—	—	719.9
Total compensation and benefits	1,925.9	—	—	1,925.9
General, administrative and other expenses	576.2	—	(0.4)	575.8
Interest	110.4	—	—	110.4
Interest and other expenses of Consolidated Funds	—	255.3	(43.7)	211.6
Other non-operating expenses	1.0	—	—	1.0
Total expenses	2,613.5	255.3	(44.1)	2,824.7
Other loss
Net investment loss of Consolidated Funds	—	(41.5)	—	(41.5)
Income before provision for income taxes	1,536.4	14.2	21.9	1,572.5
Provision for income taxes	287.8	—	—	287.8
Net income	1,248.6	14.2	21.9	1,284.7
Net income attributable to non-controlling interests in consolidated entities	23.6	—	36.1	59.7
Net income attributable to The Carlyle Group Inc.	$1,225.0	$14.2	$(14.2)	$1,225.0

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2021
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,691.5	$—	$(24.0)	$1,667.5
Incentive fees	48.8	—	—	48.8
Investment income
Performance allocations	6,084.6	—	—	6,084.6
Principal investment income	666.0	—	(28.7)	637.3
Total investment income	6,750.6	—	(28.7)	6,721.9
Interest and other income	112.7	—	(22.0)	90.7
Interest and other income of Consolidated Funds	—	253.2	—	253.2
Total revenues	8,603.6	253.2	(74.7)	8,782.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	908.0	—	—	908.0
Equity-based compensation	163.1	—	—	163.1
Performance allocations and incentive fee related compensation	2,961.0	—	—	2,961.0
Total compensation and benefits	4,032.1	—	—	4,032.1
General, administrative and other expenses	431.9	—	(0.2)	431.7
Interest	113.3	—	—	113.3
Interest and other expenses of Consolidated Funds	—	217.8	(39.3)	178.5
Other non-operating expenses	1.5	—	—	1.5
Total expenses	4,578.8	217.8	(39.5)	4,757.1
Other income
Net investment gains of Consolidated Funds	—	2.5	—	2.5
Income before provision for income taxes	4,024.8	37.9	(35.2)	4,027.5
Provision for income taxes	982.3	—	—	982.3
Net income	3,042.5	37.9	(35.2)	3,045.2
Net income attributable to non-controlling interests in consolidated entities	67.8	—	2.7	70.5
Net income attributable to The Carlyle Group Inc.	$2,974.7	$37.9	$(37.9)	$2,974.7

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(579.3)	$1,248.6	$3,042.5
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	180.6	147.4	52.0
Equity-based compensation	249.1	154.0	163.1
Right-of-use asset impairment, net of broker fees	—	—	24.8
Non-cash performance allocations and incentive fees, net	1,569.2	387.5	(1,670.7)
Non-cash principal investment income	(130.7)	(501.5)	(628.9)
Other non-cash amounts	23.8	(10.3)	29.1
Purchases of investments	(345.8)	(737.7)	(384.5)
Proceeds from the sale of investments	485.9	498.0	708.3
Payments of contingent consideration	(68.6)	(5.7)	(48.0)
Change in deferred taxes, net	(368.7)	(73.2)	508.4
Change in due from affiliates and other receivables	(33.5)	(82.3)	(25.1)
Change in deposits and other	6.3	(11.8)	(12.5)
Change in accounts payable, accrued expenses and other liabilities	(33.2)	(14.3)	105.7
Change in accrued compensation and benefits	10.6	(135.4)	239.0
Change in due to affiliates	(14.5)	1.7	0.2
Change in lease right-of-use asset and lease liability	(10.8)	(8.8)	4.5
Change in deferred revenue	15.3	4.5	35.1
Net cash provided by operating activities	955.7	860.7	2,143.0
Cash flows from investing activities
Purchases of corporate treasury investments	(187.3)	(69.6)	—
Proceeds from corporate treasury investments	210.3	50.0	—
Purchases of fixed assets, net	(66.6)	(40.6)	(41.4)
Purchase of Abingworth, net of cash acquired	—	(150.2)	—
Purchase of CBAM intangibles and investments	—	(618.4)	—
Proceeds from sale of MRE, net of cash sold	—	—	5.9
Proceeds from sale of Brazil management entity, net of cash sold	—	—	3.3
Net cash used in investing activities	(43.6)	(828.8)	(32.2)
Cash flows from financing activities
Borrowings under credit facilities	—	—	70.0
Repayments under credit facilities	—	—	(70.0)
Issuance of 4.625% subordinated notes due 2061, net of financing costs	—	—	484.1
Repurchase of 3.875% senior notes due 2023	—	—	(259.9)
Proceeds from CLO borrowings, net of financing costs	12.0	73.2	111.7
Payments on CLO borrowings	(17.2)	(16.7)	(232.5)
Payments of contingent consideration	—	—	(0.1)
Dividends to common stockholders	(497.7)	(443.6)	(355.8)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)	(68.8)
Contributions from non-controlling interest holders	11.8	9.2	19.4
Distributions to non-controlling interest holders	(64.0)	(78.7)	(74.5)
Common shares issued for performance allocations	—	38.9	4.8
Common shares repurchased	(203.5)	(185.6)	(161.8)
Change in due to/from affiliates financing activities	(16.2)	(456.2)	(68.7)
Net cash used in financing activities	(843.6)	(1,128.3)	(602.1)
Effect of foreign exchange rate changes	12.1	(17.2)	(23.2)
Increase (decrease) in cash, cash equivalents and restricted cash	80.6	(1,113.6)	1,485.5
Cash, cash equivalents and restricted cash, beginning of period	1,361.5	2,475.1	989.6
Cash, cash equivalents and restricted cash, end of period	$1,442.1	$1,361.5	$2,475.1
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM and Abingworth	$—	$219.5	$—

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,440.3	$1,360.7	$2,469.5
Restricted cash	1.8	0.8	5.6
Total cash, cash equivalents and restricted cash, end of period	$1,442.1	$1,361.5	$2,475.1
Cash and cash equivalents held at Consolidated Funds	$346.0	$209.0	$147.8
The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the
Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 was effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which is included herein.

ITEM 9B.OTHER INFORMATION
None.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors, including our Audit Committee, executive officers, and corporate governance will be in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 (the “2024 Proxy Statement”) under the captions “Corporate
Governance,” “Item 1. Election of Directors,” and “Executive Officers” and is incorporated in this Annual Report on
Form 10-K by reference.
Information relating to our compliance with Section 16(a) of the Exchange Act, if any, will be in the 2024 Proxy
Statement under the caption “Delinquent Section 16(a) Reports” and is incorporated in this Annual Report on Form 10-K by reference.
Code of Conduct and Code of Ethics for Financial Professionals
We have a Code of Conduct and a Code of Ethics for Financial Professionals, which apply to our principal executive officer, principal financial officer, and principal accounting officer. Each of these codes is available on our website at http://
ir.carlyle.com. We intend to disclose any amendment to or waiver of the Code of Conduct and any waiver of our Code of Ethics for Financial Professionals on behalf of an executive officer or director either on our website or in a Form 8-K filing.
ITEM 11.EXECUTIVE COMPENSATION
Information relating to our executive officer and director compensation and the Compensation Committee will be in the 2024 Proxy Statement under the captions “Compensation Matters” and “Compensation Committee Interlocks and Insider
Participation” and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Information relating to securities authorized for issuance under equity compensation plans, security ownership of certain beneficial owners of our common stock, and information relating to the security ownership of our management will be in the 2024 Proxy Statement under the captions “Beneficial Ownership” and “Securities Authorized for Issuance under Equity
Compensation Plans” and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
Information regarding certain relationships and related transactions and director independence will be in the 2024
Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence” and is
incorporated in this Annual Report on Form 10-K by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services will be in the 2024 Proxy Statement under the caption
“Item 2. Ratification of Ernst & Young LLP as our Independent Registered Public Accounting Firm for 2024” and is
incorporated in this Annual Report on Form 10-K by reference.

PART IV.

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)  Documents filed as part of this report
1. Financial Statements
2. Financial Statement Schedules
All financial schedules have been omitted because the required information is either presented in the consolidated financial statements filed as part of this Annual Report on Form 10-K or the notes thereto or is not applicable or required.
3. Exhibits
A list of exhibits required to be filed or furnished as part of this report is set forth in the Exhibit Index below.

Exhibit Index
Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to
Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2023).

3.2	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

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

4.8	Form of 5.650% Senior Note due 2048 (included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 14, 2018).

4.9
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

10.3
Registration Rights Agreement by and among the Partnership, MDC/TCP Investments (Cayman) I, Ltd., MDC/
TCP Investments (Cayman) II, Ltd., MDC/TCP Investments (Cayman) III, Ltd., MDC/TCP Investments
(Cayman) IV, Ltd., MDC/TCP Investments (Cayman) V, Ltd., MDC/TCP Investments (Cayman) VI, Ltd. and
Five Overseas Investment L.L.C, dated as of May 8, 2012 (incorporated by reference to Exhibit 10.7 to the
Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2012).

10.4
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

10.17
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
2022).

10.18*
Revolving Credit Agreement, dated as of December 17, 2018, as amended by Amendment No. 1 on December
16, 2019, Amendment No. 2 on December 15, 2020, Amendment No. 3 on September 1, 2021, Amendment No.
4 on January 25, 2022, and Amendment No. 5 on August 23, 2023, among TCG Capital Markets L.L.C. and
TCG Senior Funding L.L.C., as Borrowers, the Lenders party hereto, and Mizuho Bank, Ltd., as Administrative
Agent, and Mizuho Bank, Ltd., as Sole Lead Arranger and Sole Bookrunner.

10.19+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 12, 2020).

10.20+	Employment Agreement of Bruce M. Larson, dated as of August 5, 2019 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 9, 2023).

10.21+
Employment Agreement of Harvey M. Schwartz, dated as of February 5, 2023 (incorporated by reference to
Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.22+
Operating Executive Consulting Agreement by and between Carlyle Investment Management L.L.C. and James
H. Hance, dated as of November 1, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly
Report on Form 10-Q filed with the SEC on November 13, 2012).

10.23+
Form of Global Restricted Stock Unit Agreement for 2022 Time-Based Grants (incorporated by reference to
Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022).

10.24+
Form of Global Restricted Stock Unit Agreement for Strategic Equity Time-Vesting RSUs for Other Executive
Officers (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021)

10.25+
Form of Global Restricted Stock Unit Agreement for Strategic Equity Performance-Vesting RSUs for Executive
Officers (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021)

10.26+
The Carlyle Group Inc. Inducement Award – Form of Global Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on February
13, 2023).

10.27+
The Carlyle Group Inc. Inducement Award – Form of Performance-Based Restricted Stock Unit Agreement
(incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the
SEC on February 13, 2023).

10.28+	Form of Global Restricted Stock Unit Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.29+
Form of Global Restricted Stock Unit Agreement for 2023 One-Time Time-Based Awards (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.30+
Form of Global Restricted Stock Unit Agreement for 2023 Performance Restricted Stock Unit Awards for Other
Executive Officers (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q
filed with the SEC on May 4, 2023).

10.31+
Form of Global Restricted Stock Unit Agreement for Time-Based Awards to Non-Employee Directors
(incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023).

10.32*	Form of Restrictive Covenant Letter for Certain Executive Officers.

21.1*	Subsidiaries of the Registrant.

22*	Senior and Subordinated Notes, Issuers and Guarantors.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a – 14(a).

Exhibit No.	Description

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	The Carlyle Group Inc. Dodd-Frank Incentive Compensation Clawback Policy.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from The Carlyle Group Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
*Filed herewith
+Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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
affairs as of the date they were made or at any other time.
ITEM 16.FORM 10-K SUMMARY
None.

Exhibit No.	Description

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2024

The Carlyle Group Inc.

By:	/s/ John C. Redett
Name: John C. Redett
Title: Chief Financial Officer

Signature	Title
/s/ Harvey M. Schwartz Harvey M. Schwartz	Chief Executive Officer and Director (principal executive officer)

/s/ John C. Redett John C. Redett	Chief Financial Officer (principal financial officer)

/s/ William E. Conway, Jr William E. Conway, Jr.	Co-Founder, Co-Chairman, and Director

/s/ David M. Rubenstein David M. Rubenstein	Co-Founder, Co-Chairman, and Director

/s/ Daniel A. D’Aniello Daniel A. D’Aniello	Co-Founder, Chairman Emeritus, and Director

/s/ Sharda Cherwoo Sharda Cherwoo	Director

/s/ Linda H. Filler Linda H. Filler	Director

/s/ Lawton W. Fitt Lawton W. Fitt	Director

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director

/s/ Mark S. Ordan Mark S. Ordan	Director

/s/ Derica W. Rice Derica W. Rice	Director

/s/ Dr. Thomas S. Robertson Dr. Thomas S. Robertson	Director

/s/ William J. Shaw William J. Shaw	Director

/s/ Anthony Welters Anthony Welters	Director

/s/ Charles E. Andrews, Jr. Charles E. Andrews, Jr.	Chief Accounting Officer (principal accounting officer)