Form 10-Q
period 2024-03-31
Carlyle Group Inc.
filed 2024-05-07
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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
As of May 2, 2024, there were 359,880,497 shares of common stock of the registrant outstanding.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements related to our expectations, estimates, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions and statements that are not historical facts, including our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, and our dividend policy. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,”
“expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,”
“estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties, and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described in this report and under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended
December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2024, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at
www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other periodic filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments, or otherwise, except as required by applicable law.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operation – Our Global Investment Offerings.”
“Fortitude” refers to FGH Parent, L.P. (“FGH Parent”), the direct parent of Fortitude Group Holdings, LLC
(“Fortitude Holdings”). See Note 4, Investments, to the condensed consolidated financial statements in Part I, Item 1 of this
Quarterly Report on Form 10-Q for more information regarding the Company’s strategic investment in Fortitude.
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
(a)the aggregate fair value of our carry funds and related co-investment vehicles, and separately managed accounts, plus the capital that Carlyle is entitled to call from investors in those funds and vehicles (including Carlyle commitments to those funds and vehicles and those of senior Carlyle professionals and employees) pursuant to the terms of their capital commitments to those funds and vehicles;
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
We include in our calculation of AUM and Fee-earning AUM certain energy and renewable resources funds that we jointly advise with Riverstone Holdings L.L.C. (“Riverstone”) and the NGP Carry Funds that are advised by NGP. Our calculation of AUM also includes third-party capital raised for the investment in Fortitude through a Carlyle-affiliated investment fund and from strategic investors which directly invests in Fortitude alongside the fund. The total AUM and Fee-
earning AUM related to the strategic advisory services agreement with Fortitude is inclusive of the net asset value of investments in Carlyle products. These amounts are also reflected in the AUM and Fee-earning AUM of the strategy in which they are invested.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$1,276.5	$1,440.3
Cash and cash equivalents held at Consolidated Funds	426.0	346.0
Restricted cash	1.4	1.8
Investments, including accrued performance allocations of $5,567.6 and $6,169.9 as of March 31, 2024 and December 31, 2023, respectively	9,473.2	9,955.3
Investments of Consolidated Funds	7,458.6	7,253.1
Due from affiliates and other receivables, net	624.1	691.6
Due from affiliates and other receivables of Consolidated Funds, net	204.1	141.0
Fixed assets, net	162.8	161.5
Lease right-of-use assets, net	349.3	332.2
Deposits and other	88.5	70.6
Intangible assets, net	732.8	766.1
Deferred tax assets	52.2	16.5
Total assets	$20,849.5	$21,176.0
Liabilities and equity
Debt obligations	$2,259.0	$2,281.0
Loans payable of Consolidated Funds	6,535.1	6,486.5
Accounts payable, accrued expenses and other liabilities	375.2	333.8
Accrued compensation and benefits	4,173.9	4,922.2
Due to affiliates	203.6	275.9
Deferred revenue	391.1	140.3
Deferred tax liabilities	26.2	45.3
Other liabilities of Consolidated Funds	598.5	374.4
Lease liabilities	502.9	488.1
Accrued giveback obligations	44.0	44.0
Total liabilities	15,109.5	15,391.5
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (359,260,138 and 361,326,172 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	3.6	3.6
Additional paid-in-capital	3,513.9	3,403.0
Retained earnings	1,868.2	2,082.1
Accumulated other comprehensive loss	(315.0)	(297.3)
Non-controlling interests in consolidated entities	669.3	593.1
Total equity	5,740.0	5,784.5
Total liabilities and equity	$20,849.5	$21,176.0
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Fund management fees	$523.6	$500.8
Incentive fees	26.2	19.8
Investment income (loss)
Performance allocations	(157.0)	160.8
Principal investment income	73.1	11.7
Total investment income (loss)	(83.9)	172.5
Interest and other income	57.6	44.0
Interest and other income of Consolidated Funds	164.9	121.9
Total revenues	688.4	859.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	221.9	260.2
Equity-based compensation	108.3	54.4
Performance allocations and incentive fee related compensation	(72.8)	105.7
Total compensation and benefits	257.4	420.3
General, administrative and other expenses	147.7	159.2
Interest	30.8	29.7
Interest and other expenses of Consolidated Funds	124.6	93.7
Other non-operating expenses	0.2	0.1
Total expenses	560.7	703.0
Other income (loss)
Net investment income (loss) of Consolidated Funds	(7.0)	3.6
Income before provision for income taxes	120.7	159.6
Provision for income taxes	21.9	34.3
Net income	98.8	125.3
Net income attributable to non-controlling interests in consolidated entities	33.2	24.6
Net income attributable to The Carlyle Group Inc.	$65.6	$100.7
Net income attributable to The Carlyle Group Inc. per common share (see Note 12)
Basic	$0.18	$0.28
Diluted	$0.18	$0.28
Weighted-average common shares
Basic	360,908,247	362,944,260
Diluted	369,343,601	365,357,833
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$98.8	$125.3
Other comprehensive income (loss)
Foreign currency translation adjustments	(20.7)	19.8
Defined benefit plans
Unrealized income for the period	0.4	0.3
Reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	(0.1)	(0.1)
Other comprehensive income (loss)	(20.4)	20.0
Comprehensive income	78.4	145.3
Comprehensive income attributable to non-controlling interests in consolidated entities	30.5	27.6
Comprehensive income attributable to The Carlyle Group Inc.	$47.9	$117.7
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2023	361.3	$3.6	$3,403.0	$2,082.1	$(297.3)	$593.1	$5,784.5
Shares repurchased	(2.8)	—	—	(131.2)	—	—	(131.2)
Net shares issued for equity-based awards	0.8	—	—	(19.4)	—	—	(19.4)
Equity-based compensation	—	—	108.7	—	—	—	108.7
Dividend-equivalent rights on certain equity- based awards	—	—	2.2	(2.2)	—	—	—
Contributions	—	—	—	—	—	64.7	64.7
Dividends and distributions	—	—	—	(126.7)	—	(19.0)	(145.7)
Net income	—	—	—	65.6	—	33.2	98.8
Currency translation adjustments	—	—	—	—	(18.0)	(2.7)	(20.7)
Defined benefit plans, net	—	—	—	—	0.3	—	0.3
Balance at March 31, 2024	359.3	$3.6	$3,513.9	$1,868.2	$(315.0)	$669.3	$5,740.0

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2022	362.3	$3.6	$3,138.5	$3,401.1	$(322.2)	$600.3	$6,821.3
Shares repurchased	(3.0)	—	—	(100.3)	—	—	(100.3)
Shares issued for equity-based awards	2.8	—	—	—	—	—	—
Equity-based compensation	—	—	54.8	—	—	—	54.8
Dividend-equivalent rights on certain equity- based awards	—	—	2.2	(2.2)	—	—	—
Contributions	—	—	—	—	—	18.7	18.7
Dividends and distributions	—	—	—	(118.4)	—	(9.9)	(128.3)
Net income	—	—	—	100.7	—	24.6	125.3
Currency translation adjustments	—	—	—	—	16.8	3.0	19.8
Defined benefit plans, net	—	—	—	—	0.2	—	0.2
Balance at March 31, 2023	362.1	$3.6	$3,195.5	$3,280.9	$(305.2)	$636.7	$6,811.5
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$98.8	$125.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	45.3	44.0
Equity-based compensation	108.3	54.4
Non-cash performance allocations and incentive fees, net	190.9	(36.7)
Non-cash principal investment income	(70.0)	(7.7)
Other non-cash amounts	(2.9)	10.8
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(82.7)	(145.0)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	89.7	141.4
Purchases of investments by Consolidated Funds	(1,477.3)	(386.6)
Proceeds from sales and settlements of investments by Consolidated Funds	1,276.3	332.5
Non-cash interest income, net	(6.7)	(3.7)
Change in cash and cash equivalents held at Consolidated Funds	(80.0)	(20.8)
Change in other receivables held at Consolidated Funds	(65.0)	7.1
Change in other liabilities held at Consolidated Funds	227.9	(32.8)
Purchases of investments	(145.1)	(18.5)
Proceeds from the sale of investments	102.1	78.6
Payments of contingent consideration	(1.5)	(68.6)
Changes in deferred taxes, net	(47.1)	(15.1)
Change in due from affiliates and other receivables	6.7	16.9
Change in deposits and other	(19.7)	(33.9)
Change in accounts payable, accrued expenses and other liabilities	41.5	(63.9)
Change in accrued compensation and benefits	(365.6)	(371.9)
Change in due to affiliates	(2.2)	(0.2)
Change in lease right-of-use assets and lease liabilities	(2.2)	(2.8)
Change in deferred revenue	251.6	284.7
Net cash provided by (used in) operating activities	71.1	(112.5)
Cash flows from investing activities
Purchases of corporate treasury investments	—	(101.1)
Proceeds from corporate treasury investments	—	20.1
Purchases of fixed assets, net	(14.2)	(12.9)
Net cash used in investing activities	(14.2)	(93.9)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities
Payments on CLO borrowings	(13.9)	(1.1)
Net borrowings on loans payable of Consolidated Funds	45.3	68.7
Dividends to common stockholders	(126.7)	(118.4)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	64.7	18.7
Distributions to non-controlling interest holders	(19.0)	(9.9)
Common shares repurchased and net share settlement of equity awards	(150.0)	(100.3)
Change in due to/from affiliates financing activities	51.7	74.6
Net cash used in financing activities	(216.7)	(136.5)
Effect of foreign exchange rate changes	(4.4)	8.3
Decrease in cash, cash equivalents and restricted cash	(164.2)	(334.6)
Cash, cash equivalents and restricted cash, beginning of period	1,442.1	1,361.5
Cash, cash equivalents and restricted cash, end of period	$1,277.9	$1,026.9
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,276.5	$1,010.1
Restricted cash	1.4	16.8
Total cash, cash equivalents and restricted cash, end of period	$1,277.9	$1,026.9
Cash and cash equivalents held at Consolidated Funds	$426.0	$228.8
See accompanying notes.

1. Organization and Basis of Presentation
Carlyle is one of the world’s largest global investment firms that deploys private capital across its business and conducts its operations through three reportable segments: Global Private Equity, Global Credit and Global Investment Solutions (see
Note 15, Segment Reporting). In the Global Private Equity segment, Carlyle advises buyout, growth, real estate, infrastructure and natural resources funds. The primary areas of focus for the Global Credit segment are liquid credit, private credit, real assets credit, and other credit such as insurance solutions, platform initiatives, and capital markets. The Global Investment
Solutions segment provides investment opportunities and resources for investors and clients through secondary purchases and financing of existing portfolios, managed co-investment programs and primary fund investments. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products.
Basis of Presentation
The accompanying financial statements include the accounts of the Company and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities and certain CLOs managed by the Company
(collectively the “Consolidated Funds”) have been consolidated in the accompanying financial statements pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), as described in Note 2, Summary of Significant
Accounting Policies. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and generally has no effect on the net income attributable to the Company. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the accompanying condensed consolidated financial statements (see Note 2, Summary of Significant Accounting Policies).
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2024. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.
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

The Carlyle Group Inc.
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
As of March 31, 2024, assets and liabilities of the consolidated VIEs reflected in the condensed consolidated balance sheets were $8.1 billion and $7.1 billion, respectively. As of December 31, 2023, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $7.8 billion and $6.9 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees and contingent incentive fees have been eliminated as intercompany transactions. As of March 31, 2024, the Company held $184.4 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include certain investment funds in our Global Private Equity segment that are accounted for as consolidated VIEs due to the
Company providing financing to bridge investment purchases. As of March 31, 2024, the Company held $319.9 million of notes receivable and investments related to these investment funds which represents its maximum risk of loss. The Company’s
Consolidated Funds also include certain funds in our Global Credit and Global Investment Solutions segments that are accounted for as consolidated VIEs due to the Company having a significant indirect interest in these funds via the Company’s investment in Fortitude (see Note 4, Investments).
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities.  Under the voting interest entity model, the Company consolidates those entities it controls through a majority voting interest.
All significant inter-entity transactions and balances of entities consolidated have been eliminated.
Investments in Unconsolidated Variable Interest Entities
The Company holds variable interests in certain VIEs that are not consolidated because the Company is not the primary beneficiary, including its investments in certain credit vehicles and certain AlpInvest vehicles, as well as its strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”). Refer to Note 4,
Investments, for information on the strategic investment in NGP. The Company’s involvement with such entities is in the form of direct or indirect equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Company relating to its variable interests in these unconsolidated entities.
The assets recognized in the Company’s condensed consolidated balance sheets related to the Company’s variable interests in these non-consolidated VIEs were as follows:

	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Investments	$1,111.3	$1,118.4
Accrued performance allocations	544.6	492.3
Management fee receivables	77.4	65.1
Total	$1,733.3	$1,675.8

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of March 31,
2024 and December 31, 2023.
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
All of the investments held and notes issued by the Consolidated Funds are presented at their estimated fair values in the
Company’s condensed consolidated balance sheets. Interest and other income of the Consolidated Funds, interest expense and other expenses of the Consolidated Funds, and net investment income (losses) of Consolidated Funds are included in the
Company’s condensed consolidated statements of operations.
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
The Company accounts for performance allocations that represent a performance-based capital allocation from fund limited partners to the Company (commonly known as “carried interest”) as earnings from financial assets within the scope of
ASC 323, Investments—Equity Method and Joint Ventures, and therefore are not in the scope of ASC 606. In accordance with
ASC 323, the Company records equity method income (losses) as a component of investment income based on the change in its proportionate claim on net assets of the investment fund, including performance allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund’s governing agreements. See Note 4, Investments, for additional information on the components of investments and investment income. Performance fees that do not meet the definition of performance-based capital allocations are in the scope of ASC 606 and are included in incentive fees in the condensed consolidated statements of operations. The calculation of unrealized performance revenues utilizes investment valuations of the funds’ underlying investments, which are derived using the policies, methodologies and templates prepared by the Company’s valuation group, as described in Note 3, Fair Value Measurement.
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
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.4%
to 0.5% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are generally due quarterly in arrears based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The Company will receive management fees for the CLOs, generally five to ten years after issuance, including after the CLO redemption date up until all eligible assets are disposed of or at such time the collateral manager waives fees at its discretion. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 1.0% of capital under management to 1.5%
of gross assets, excluding cash and cash equivalents. Management fees for Carlyle Tactical Private Credit (“CTAC”) are due monthly in arrears at the annual rate of 1.0% of the month-end value of the CTAC’s net assets. Carlyle Aviation Partners’ funds have varying management fee arrangements depending on the strategy of the particular fund. Under the strategic advisory services agreement with Fortitude, the Company earns a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability and which is due quarterly in arrears. Managed accounts across the Global Credit segment have varying management fee arrangements depending on the strategy of the particular account.
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
The Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle
Global Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of $23.8 million and $13.4 million for the three months ended March 31, 2024 and 2023, respectively, net of rebate offsets as defined in the respective partnership agreements.
Fund management fees exclude the reimbursement of any partnership expenses paid by the Company on behalf of the
Carlyle funds pursuant to the limited partnership agreements, including amounts related to the pursuit of actual, proposed, or unconsummated investments, professional fees, expenses associated with the acquisition, holding and disposition of investments, and other fund administrative expenses. For the professional fees that the Company arranges for the investment funds, the Company concluded that the nature of its promise is to arrange for the services to be provided and it does not control the services provided by third parties before they are transferred to the customer. Therefore, the Company concluded it is acting in the capacity of an agent. Accordingly, the reimbursement for these professional fees paid on behalf of the investment funds is presented on a net basis in general, administrative and other expenses in the condensed consolidated statements of operations.
The Company also incurs certain costs, primarily employee travel and entertainment costs, employee compensation and systems costs, for which it receives reimbursement from the investment funds in connection with its performance obligation to provide investment and management services. For reimbursable travel, compensation and systems costs, the Company concluded it controls the services provided by its employees and the resources used to develop applicable systems before they are transferred to the customer and therefore is a principal. Accordingly, the reimbursement for these costs incurred by the
Company to manage the fund limited partnerships are presented on a gross basis in interest and other income in the condensed consolidated statements of operations and the expense in general, administrative and other expenses or cash-based compensation and benefits expenses in the condensed consolidated statements of operations.
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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return, and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of both March 31, 2024 and December 31, 2023, the
Company has accrued $44.0 million for giveback obligations.
Principal investment income (loss) is realized when the Company redeems all or a portion of its investment or when the
Company receives or is due cash income, such as dividends or distributions. Unrealized principal investment income (loss)
results from the Company’s proportionate share of the investee’s unrealized earnings, including changes in the fair value of the underlying investment, as well as the reversal of unrealized gain (loss) at the time an investment is realized. As it relates to the
Company’s investments in NGP (see Note 4, Investments), principal investment income includes the related amortization of the basis difference between the Company’s carrying value of its investment and the Company’s share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by the Company to employees of its equity method investee.
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $142.6 million and $109.8 million for the three months ended March 31, 2024 and 2023, respectively, and is included in interest and other income of
Consolidated Funds in the accompanying condensed consolidated statements of operations.
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
The Company recognizes equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense for awards that vest based on service and/or performance conditions. The reduction in compensation expense is determined based on the specific awards forfeited during that period.  Furthermore, the Company recognizes all excess tax benefits and deficiencies as income tax benefit or expense in the condensed consolidated statements of operations.
For awards with a market condition (e.g., achievement of certain stock price hurdles) that are forfeited due to the market condition not being achieved, the related equity-based compensation expense is not reversed.
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees and certain other interests earned is due to employees and advisors of the Company. These amounts are accounted for as profit sharing interests in compensation expense in a systematic and rational manner in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. The liability is measured assuming the hypothetical liquidation of the associated funds’ underlying investments as of the measurement date. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As any vesting requirement is accelerated upon realization, the service period is not considered substantive when recording the liability based on the hypothetical liquidation value. As of March 31, 2024 and December 31, 2023, the Company had recorded a liability of $3.9 billion and
$4.3 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.
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
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement reporting and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the difference is expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change in the provision for income taxes. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carry forwards. A valuation allowance is recorded on the Company’s gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of the
Company’s deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. The Company accounts for the valuation allowance assessment on its deferred tax assets and without regard to the
Company’s potential future corporate alternative minimum tax (“CAMT”) status or global minimum tax status under the Pillar
Two Global Anti-Base Erosion (“GloBE”) model rules of the Organization for Economic Co-operation and Development
(“OECD”). Therefore, the Company accounts for CAMT and the global minimum tax in the period as incurred. Lastly, the
Company accounts for the tax on global intangible low-taxed income (“GILTI”) as incurred and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries.
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
Non-controlling Interests
Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third-
party investors. These interests are adjusted for general partner allocations which occur during the reporting period. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. Transaction costs incurred in connection with such changes in ownership of a subsidiary are recorded as a direct charge to equity.
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
Level III – inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately-held entities, non-
investment grade residual interests in securitizations, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
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
Investments, at Fair Value
Investments include (i) the Company’s ownership interests (typically general partner interests) in the Funds, including the
Company’s investment in Fortitude (which are accounted for as equity method investments), (ii) the Company’s investment in

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NGP (which is accounted for as an equity method investment), (iii) the investments held by the Consolidated Funds (which are presented at fair value in the Company’s condensed consolidated financial statements), and (iv) certain credit-oriented investments, including investments in the CLOs and the preferred securities of Carlyle Secured Lending, Inc. (“CSL,” formerly known as “TCG BDC, Inc.,” the preferred securities of which are referred to as the “BDC Preferred Shares”) (which are accounted for as trading securities).
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held at banks and cash held for distributions, including investments with original maturities of less than three months when purchased. The Company is subject to credit risk should a financial institution be unable to fulfil its obligations and if balances held at a financial institution exceed insured limits.
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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase
(“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of March 31, 2024, $294.5 million of securities were transferred to counterparties

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

under repurchase agreements and are included within investments in the condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the condensed consolidated balance sheets.
See Note 6, Borrowings, for additional information.
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
Leases
The Company accounts for its leases in accordance with ASC 842, Leases, and recognizes a lease liability and right-of-
use (“ROU”) asset in the condensed consolidated balance sheet for contracts that it determines are leases or contain a lease. The
Company’s leases primarily consist of operating leases for office space in various countries around the world. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company does not separate non-
lease components from lease components for its office space and equipment operating leases and instead accounts for each separate lease component and its associated non-lease component as a single lease component. ROU assets represent the
Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease ROU assets include initial direct costs incurred by the
Company and are presented net of deferred rent and lease incentives. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
The Company does not recognize a lease liability or ROU asset on the balance sheet for short-term leases. Instead, the
Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. When determining whether a lease qualifies as a short-term lease, the Company evaluates the lease term and the purchase option in the same manner as all other leases.
ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of March 31, 2024 and December 31, 2023 were as follows:

	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Currency translation adjustments	$(310.8)	$(292.8)
Unrealized losses on defined benefit plans	(4.2)	(4.5)
Total	$(315.0)	$(297.3)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains
(losses) resulting from transactions outside of the functional currency of an entity of $0.5 million and $(11.8) million for the three months ended March 31, 2024 and 2023, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial
Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s condensed consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity
Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual sale restrictions and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment
Disclosures, which requires, among other things, disclosure of significant segment expense categories and amounts for each reportable segment on an interim and annual basis. The guidance is effective for fiscal years beginning after December 15,
2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosure, which requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories, as well as disclosure of income taxes paid disaggregated by jurisdiction.
The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its condensed consolidated financial statements.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy levels as disclosed in Note 2, Summary of Significant Accounting Policies, as of March 31, 2024:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds(1):
Equity securities(2)	$—	$—	$387.3	$387.3
Bonds	—	—	500.4	500.4
Loans	—	—	6,064.9	6,064.9
	—	—	6,952.6	6,952.6
Investments in CLOs and other:
Investments in CLOs	—	—	520.8	520.8
Other investments(3)	38.3	43.1	93.2	174.6
	38.3	43.1	614.0	695.4
Foreign currency forward contracts	—	2.4	—	2.4
Subtotal	$38.3	$45.5	$7,566.6	$7,650.4
Investments measured at net asset value				517.1
Total				$8,167.5
Liabilities
Loans payable of Consolidated Funds(4)(5)	$—	$—	$6,352.3	$6,352.3
Foreign currency forward contracts	—	0.7	—	0.7
Total	$—	$0.7	$6,352.3	$6,353.0
(1)This balance excludes $506.0 million related to investments of Consolidated Funds that are included in investments measured at net asset value.
(2)This balance includes $332.1 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs as of March 31, 2024.
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
(5)Loans payable of Consolidated Funds balance excludes a $182.8 million revolving credit balance.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2023:

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
(3)The Level III balance excludes a $50.4 million related to two corporate investments in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to
ASC 321, Investments – Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(4)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(5)Loans payable of Consolidated Funds balance excludes a $177.9 million revolving credit balance and $10.0 million of senior notes and subordinated notes.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended March 31, 2024
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$377.6	$522.5	$5,862.1	$532.6	$84.6	$7,379.4
Purchases	24.8	46.4	1,397.4	1.0	—	1,469.6
Sales and distributions	(6.1)	(72.8)	(729.5)	(24.0)	(0.9)	(833.3)
Settlements	—	—	(464.7)	—	—	(464.7)
Realized and unrealized gains (losses), net
Included in earnings	(9.0)	15.6	72.8	15.2	9.5	104.1
Included in other comprehensive income	—	(11.3)	(73.2)	(4.0)	—	(88.5)
Balance, end of period	$387.3	$500.4	$6,064.9	$520.8	$93.2	$7,566.6
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(9.0)	$16.4	$60.8	$15.2	$8.6	$92.0
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(10.2)	$(68.9)	$(4.0)	$—	$(83.1)

	Financial Assets
	Three Months Ended March 31, 2023
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$430.6	$594.9	$5,352.9	$526.1	$79.4	$6,983.9
Purchases	5.4	29.8	237.3	—	—	272.5
Sales and distributions	—	(47.0)	(169.7)	(7.9)	(0.9)	(225.5)
Settlements	—	(4.1)	(101.6)	—	—	(105.7)
Realized and unrealized gains (losses), net
Included in earnings	(0.5)	11.4	116.0	19.1	(2.4)	143.6
Included in other comprehensive income	—	8.2	46.8	7.5	—	62.5
Balance, end of period	$435.5	$593.2	$5,481.7	$544.8	$76.1	$7,131.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(0.4)	$8.5	$107.3	$19.1	$(3.3)	$131.2
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$8.7	$48.6	$7.5	$—	$64.8

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$6,298.6	$5,491.6
Borrowings	546.7	0.6
Paydowns	(207.7)	(2.1)
Sales	(288.7)	(38.1)
Realized and unrealized (gains) losses, net
Included in earnings	89.4	141.4
Included in other comprehensive income	(86.0)	54.5
Balance, end of period	$6,352.3	$5,647.9
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$91.1	$142.4
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(87.9)	$54.5
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of March 31, 2024:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	March 31, 2024
Assets
Investments of Consolidated Funds:
Equity securities	$3.0	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 203.50 (0.08)
	317.1	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
			Terminal Growth Rate	0% - 7% (5%)
		Comparable Multiple	EBITDA Multiple	12.7x - 12.7x (12.7x)
			TCF Multiple	25.0x - 25.0x (25.0x)
	44.4	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
			Terminal Growth Rate	0% - 7% (5%)
		Comparable Multiple	TCF Multiple	25.0x - 25.0x (25.0x)
	15.0	Discounted Cash Flow	Discount Rates	11% - 11% (11%)
			Terminal Growth Rate	5% - 5% (5%)
		Comparable Multiple	EBITDA Multiple	7.3x - 7.3x (7.3x)
	7.8	Other(1)	N/A	N/A

Bonds	500.4	Consensus Pricing	Indicative Quotes (% of Par)	30 - 108 (93)
Loans	6,040.8	Consensus Pricing	Indicative Quotes (% of Par)	0 - 102 (97)
	10.7	Discounted Cash Flow	Discount Rates	11% - 21% (20%)
	8.9	Discounted Cash Flow	Discount Rates	17% - 17% (17%)
			Constant Prepayment Rate	8% - 8% (8%)
			Constant Default Rate	1% - 1% (1%)
	4.5	Other(1)	N/A	N/A
6,952.6
Investments in CLOs:
Senior secured notes	458.7	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	75 - 100 (98)
			Discount Margins (Basis Points)	110 - 1,613 (267)
			Default Rates	2% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
Subordinated notes and preferred shares	61.0	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	6 - 93 (42)
			Discount Rates	11% - 35% (21%)
			Default Rates	2% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
	0.1	Liquidation Analysis	% of Net Book Value	0% - 10% (3%)
	1.0	Other(1)	N/A	N/A
Other investments:
BDC preferred shares	90.1	Market Yield Analysis	Market Yields	11% - 11% (11%)
Aviation subordinated notes	3.1	Discounted Cash Flow	Discount Rates	21% - 21% (21%)
Total	$7,566.6
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$6,153.0	Other(2)	N/A	N/A
Subordinated notes and preferred shares	188.0	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	19 - 94 (56)
			Discount Rates	14% - 30% (19%)
			Default Rates	2% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
	11.3	Other(1)	N/A	N/A
Total	$6,352.3

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of December 31, 2023:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	December 31, 2023
Assets
Investments of Consolidated Funds:
Equity securities	$3.3	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 208.38 (0.11)
	322.1	Discounted Cash Flow	Discount Rates	10% - 11% (10%)
			Terminal Growth Rate	0% - 7% (5%)
		Comparable Multiple	EBITDA Multiple	12.7x - 12.7x (12.7x)
			TCF Multiple	24.3x - 24.3x (24.3x)
	44.4	Discounted Cash Flow	Discount Rates	10% - 10% (10%)
			Terminal Growth Rate	7% - 7% - (7%)
		Comparable Multiple	TCF Multiple	24.3x - 24.3x (24.3x)
	7.8	Other(1)	N/A	N/A

Bonds	522.5	Consensus Pricing	Indicative Quotes (% of Par)	30 - 105 (90)
Loans	5,829.3	Consensus Pricing	Indicative Quotes (% of Par)	0 - 102 (95)
	11.0	Discounted Cash Flow	Discount Rates	7% - 16% (15%)
	9.4	Discounted Cash Flow	Discount Rates	17% - 17% (17%)
			Constant Prepayment Rate	8% - 8% (8%)
			Constant Default Rate	1% - 1% (1%)
			Recovery Rate	0% - 0% (0%)
Other	12.4	Other(1)	N/A	N/A
6,762.2
Investments in CLOs
Senior secured notes	472.2	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	72 - 101 (96)
			Discount Margins (Basis Points)	139 - 1,600 (319)
			Default Rates	2% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
Subordinated notes and preferred shares	59.4	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	6 - 90 (40)
			Discount Rate	11% - 40% (21%)
			Default Rates	1% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
	1.0	Other(1)	N/A	N/A
Other investments:
BDC preferred shares	81.7	Market Yield Analysis	Market Yields	11% - 11% (11%)
Aviation subordinated notes	2.9	Discounted Cash Flow	Discount Rates	21% - 21% (21%)
Total	$7,379.4
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$6,090.1	Other(2)	N/A	N/A
Subordinated notes and preferred shares	190.0	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	16 - 103 (41)
			Discount Rates	14% - 30% (21%)
			Default Rates	2% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
	18.5	Other(1)	N/A	N/A
Total	$6,298.6
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
4. Investments
Investments consist of the following:

	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Accrued performance allocations	$5,567.6	$6,169.9
Principal equity method investments, excluding performance allocations	3,145.4	3,024.1
Principal investments in CLOs	520.8	532.6
Other investments	239.4	228.7
Total	$9,473.2	$9,955.3
Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Global Private Equity	$3,547.7	$4,310.7
Global Credit	381.6	323.4
Global Investment Solutions	1,638.3	1,535.8
Total	$5,567.6	$6,169.9
None of the Company’s accrued performance allocations from an individual fund exceeded 10% of total accrued performance allocations at March 31, 2024 and December 31, 2023.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee related compensation (see Note 7, Accrued Compensation and Benefits), and accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Global Private Equity	$(18.4)	$(18.4)
Global Credit	(25.6)	(25.6)
Total	$(44.0)	$(44.0)
Principal Equity-Method Investments, Excluding Performance Allocations
The Company’s principal equity method investments (excluding performance allocations) include its fund investments in
Global Private Equity, Global Credit, and Global Investment Solutions typically as general partner interests, and its investments in Fortitude through a Carlyle-affiliated fund (included within Global Credit) and NGP (included within Global Private Equity), which are not consolidated. Principal investments are related to the following segments:

	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Global Private Equity(1)	$1,781.1	$1,798.3
Global Credit(2)	1,114.8	987.4
Global Investment Solutions	249.5	238.4
Total	$3,145.4	$3,024.1
(1)The balance includes $918.0 million and $916.2 million as of March 31, 2024 and December 31, 2023, respectively, related to the
Company’s equity method investments in NGP.
(2)As of March 31, 2024 and December 31, 2023, the balance includes $709.3 million and $595.4 million, respectively, related to the
Company’s investment in Fortitude.
Investment in Fortitude
On November 13, 2018, the Company acquired a 19.9% interest in Fortitude Group Holdings, LLC (“Fortitude
Holdings”), a wholly owned subsidiary of American International Group, Inc. (“AIG”). Fortitude Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“Fortitude Re”). The
Company paid $381 million in cash at closing and paid $95 million in additional deferred consideration during the three months ended March 31, 2024. In May 2020, the initial purchase price was adjusted upward by $99.5 million in accordance with the purchase agreement as Fortitude Holdings chose not to distribute a planned non-pro rata dividend to AIG, of which the
Company paid $79.6 million in May 2020. The remaining $19.9 million was paid during the three months ended March 31,
2024.
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
Following the additional capital contributions in 2022 and 2023, Carlyle FRL and its strategic third-party investors collectively hold a 97.5% interest in FGH Parent. As of March 31, 2024, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude at fair value, was $709.3 million, relative to equity invested of $679.6 million.
The Company has an asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of March 31, 2024, Fortitude, its affiliates and certain Fortitude reinsurance counterparties have committed approximately $17.9 billion of capital to-date to various Carlyle strategies. On April 1, 2022, the Company entered into a strategic advisory services agreement with certain subsidiaries of Fortitude through Carlyle Insurance Solutions Management L.L.C. (“CISM”), an investment adviser. Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Third party investors who participated in the March 2022 capital raise also made a minority investment in CISM, which is reflected as a non-controlling interest in consolidated entities in the condensed consolidated financial statements.
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
The Company’s investments in NGP as of March 31, 2024 and December 31, 2023 are as follows:

	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Investment in NGP Management	$369.3	$370.5
Investments in NGP general partners - accrued performance allocations	488.4	484.4
Principal investments in NGP funds	60.3	61.3
Total investments in NGP	$918.0	$916.2
Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.5% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee related revenues from
NGP Management are primarily driven by NGP XII and NGP XI during the three months ended March 31, 2024 and 2023.
The Company records investment income (loss) for its equity income allocation from NGP management fee related revenues and also records its share of any allocated expenses from NGP Management, as well as expenses associated with the compensatory elements of the investment. The net investment income (loss) recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 were as follows:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Management fee related revenues from NGP Management	$17.3	$18.1
Expenses related to the investment in NGP Management	(3.2)	(3.4)
Net investment income from NGP Management	$14.1	$14.7
The Company assesses the remaining carrying value of its equity method investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and NGP’s ability to raise new funds.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP
Carry Funds entitle it to 47.5% (40.0% or 42.75% in the case of certain funds) of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its condensed consolidated statements of operations. The Company recognized $15.3 million and $1.7 million of net investment earnings (losses) related to these performance allocations for the three months ended March 31, 2024 and 2023, respectively.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The
Company recognized net investment earnings (losses) related to principal investment income (loss) in its condensed consolidated statements of operations of $2.0 million and $(0.1) million for the three months ended March 31, 2024 and 2023, respectively.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of March 31, 2024 and December 31, 2023 were $520.8 million and $532.6 million, respectively, and consisted of investments in CLO senior and subordinated notes. A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 6, Borrowings). As of March 31, 2024 and December 31, 2023,
other investments include the Company’s investment in the BDC Preferred Shares at fair value of $90.1 million and
$81.7 million, respectively (see Note 9, Related Party Transactions).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Performance allocations
Realized	$389.7	$179.6
Unrealized	(546.7)	(18.8)
	(157.0)	160.8
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	53.7	38.5
Unrealized	(6.6)	(30.2)
	47.1	8.3
Principal investment income (loss) from investments in CLOs and other investments
Realized	2.2	(1.1)
Unrealized(1)	23.8	4.5
	26.0	3.4
Total	$(83.9)	$172.5
(1)The three months ended March 31, 2023 included investment loss of $13.3 million associated with the remeasurement of a corporate investment, resulting from observable price changes pursuant to ASC 321, Investments - Equity Securities.
The performance allocations included in revenues are derived from the following segments:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Global Private Equity	$(363.5)	$(3.8)
Global Credit	65.1	33.4
Global Investment Solutions	141.4	131.2
Total	$(157.0)	$160.8
The following table summarizes the funds that are the primary drivers of performance allocations for the periods presented and the total revenue recognized, including performance allocations as well as fund management fees and principal investment income:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended March 31, 2024
(Dollars in millions)
Global Private Equity	Carlyle Europe Partners V, L.P.	$(171.5)
Global Private Equity	Carlyle Partners VI, L.P.	(86.7)
Global Private Equity	Carlyle Partners VII, L.P.	(73.1)

Three Months Ended March 31, 2023
(Dollars in millions)
Global Private Equity	Carlyle Partners VI, L.P.	$(74.4)
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Global Private Equity	$28.8	$17.8
Global Credit	11.4	(18.9)
Global Investment Solutions	6.9	9.4
Total	$47.1	$8.3
Principal investment income for Global Private Equity includes the Company’s equity income allocation from NGP performance allocations of $15.3 million and $1.7 million for three months ended March 31, 2024 and 2023, respectively.
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the three months ended March 31, 2024, the Company did not form any new CLOs for which the Company is the primary beneficiary. Investments in Consolidated Funds as of March 31, 2024 also include $332.1 million related to investments that have been bridged by the Company to investment funds  and are accounted for as consolidated VIEs.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Interest income from investments	$142.6	$109.8
Other income	22.3	12.1
Total	$164.9	$121.9
Net Investment Income (Loss) of Consolidated Funds
Net investment income (loss) of Consolidated Funds includes net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of Net investment income (loss) of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Gains from investments of Consolidated Funds	$82.7	$145.0
Losses from liabilities of CLOs	(89.7)	(141.4)
Total	$(7.0)	$3.6
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Realized losses	$(21.2)	$(17.4)
Net change in unrealized gains	103.9	162.4
Total	$82.7	$145.0
5. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Acquired contractual rights	$923.3	$924.1
Accumulated amortization	(294.4)	(262.0)
Finite-lived intangible assets, net	628.9	662.1
Goodwill	103.9	104.0
Intangible Assets, net	$732.8	$766.1
As discussed in Note 2, Summary of Significant Accounting Policies, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and the

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

ability to raise new funds. For both the three months ended March 31, 2024 and 2023, the Company recorded no impairment losses.
Intangible asset amortization expense was $32.6 million and $32.8 million for the three months ended March 31, 2024 and 2023, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the U.S. dollar. Any corresponding currency translation is recorded in accumulated other comprehensive income (loss).
The following table summarizes the expected amortization expense for 2024 through 2028 and thereafter (Dollars in millions):

Year ending December 31,
2024 (excluding the three months ended March 31, 2024)	$98.3
2025	131.0
2026	130.9
2027	120.8
2028	113.7
Thereafter	34.2
$628.9
6. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The
Company’s debt obligations consist of the following:

	March 31, 2024		December 31, 2023
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$408.1	$404.2	$431.7	$426.4
3.500% Senior Notes Due 9/19/2029	425.0	422.6	425.0	422.5
5.625% Senior Notes Due 3/30/2043	600.0	600.5	600.0	600.6
5.650% Senior Notes Due 9/15/2048	350.0	346.5	350.0	346.4
4.625% Subordinated Notes Due 5/15/2061	500.0	485.2	500.0	485.1
Total debt obligations	$2,283.1	$2,259.0	$2,306.7	$2,281.0
Senior Credit Facility
As of March 31, 2024, the senior credit facility, which was amended on April 29, 2022, included $1.0 billion in a revolving credit facility. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. The revolving credit facility is scheduled to mature on April 29, 2027, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (at March 31, 2024, the interest rate was 6.43%). The Company made no borrowings under the revolving credit facility during the three months ended March 31, 2024 and there was no balance outstanding at March 31, 2024.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Loans”) and extend the maturity date to September 2027. This amendment also provides for a new tranche of revolving loans with a capacity of $200 million maturing in August 2024 (the “2024 Tranche Revolving Loans,” together with the 2027
Tranche Revolving Loans, the “Global Credit Revolving Credit Facility”). The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the credit facility.
Principal amounts outstanding under the facility accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. The Company made no borrowings under the credit facility during the three months ended March 31, 2024, and there was no borrowing outstanding under this credit facility as of March 31, 2024.
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding March 31, 2024	Borrowing Outstanding December 31, 2023	Maturity Date (1)	Interest Rate as of March 31, 2024
February 28, 2017	$34.2	$39.9	September 21, 2029	6.30%	(2)
June 29, 2017	40.7	45.6	July 20, 2030	6.77%	(4)
December 6, 2017	38.5	41.1	January 15, 2031	6.97%	(5)
March 15, 2019	1.8	1.8	March 15, 2032	12.05%	(3)
August 20, 2019	3.9	4.0	August 15, 2032	8.64%	(3)
September 15, 2020	19.2	19.7	April 15, 2033	5.53%	(3)
January 8, 2021	20.1	20.6	January 15, 2034	6.44%	(3)
March 9, 2021	14.8	16.8	August 15, 2030	5.34%	(3)
March 30, 2021	18.0	18.6	March 15, 2032	5.65%	(3)
April 21, 2021	3.5	3.6	April 15, 2033	9.79%	(3)
May 21, 2021	15.1	15.5	November 17, 2031	5.27%	(3)
June 4, 2021	20.2	20.7	January 16, 2034	6.22%	(3)
June 10, 2021	1.3	1.3	November 17, 2031	6.75%	(3)
July 15, 2021	15.1	15.5	July 15, 2034	6.23%	(3)
July 20, 2021	20.1	20.6	July 20, 2031	6.25%	(3)
August 4, 2021	16.3	16.7	August 15, 2032	5.65%	(3)
October 27, 2021	23.4	24.0	October 15, 2035	6.35%	(3)
November 5, 2021	14.0	14.3	January 14, 2034	6.03%	(3)
January 6, 2022	20.2	20.7	February 15, 2035	6.28%	(3)
February 22, 2022	20.3	20.8	November 10, 2035	6.35%	(3)
July 13, 2022	17.0	17.5	January 13, 2035	7.26%	(3)
October 25, 2022	17.7	18.1	October 25, 2035	7.69%	(3)
September 5, 2023	12.7	14.3	August 28, 2031	5.47%	(3)
	$408.1	$431.7
(1)Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)Incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(4)Incurs interest at SOFR plus 1.45%.
(5)Incurs interest at SOFR plus 1.66%.
The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended March 31, 2024 and 2023 was $6.8 million and $5.2 million, respectively. The fair value of the

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

outstanding balance of the CLO term loans at March 31, 2024 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.
European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions provided a €31.7 million term loan ($34.2 million at March 31, 2024) to the Company.
This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in
2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (6.30% at March 31, 2024).
Master Credit Agreement - Term Loans
The Company assumed liabilities under master credit agreements previously entered into by CBAM under which a financial institution provided term loans to CBAM for the purchase of eligible interests in CLOs (see Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023). Term loans issued under these master credit agreements are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans generally bear interest at
SOFR plus a weighted average spread over SOFR on the CLO notes, which is due quarterly. As of March 31, 2024, term loans under these agreements had $79.2 million outstanding. The master credit agreements mature in July 2030 and January 2031, respectively.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a master credit facility agreement (the “Carlyle CLO Financing Facility”)
to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Each transaction entered into under the Carlyle CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2024,
€211.0 million ($227.7 million) was outstanding under the Carlyle CLO Financing Facility. Additional borrowings may be made on terms agreed upon by the Company and the counterparty subject to the terms and conditions of the Carlyle CLO
Financing Facility.
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
The Company assumed liabilities under a master credit facility agreement previously entered into by CBAM (the
“CBAM CLO Financing Facility,” together with the Carlyle CLO Financing Facility, the “CLO Financing Facilities”) to
finance a portion of the risk retention investments in certain European CLOs managed by CBAM (see Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31,
2023). The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CBAM CLO Financing Facility. Each transaction entered into under

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the CBAM CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2024, €61.9 million
($66.8 million) was outstanding under the CBAM CLO Financing Facility.
Senior Notes
Certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of			Three Months Ended March 31,
	Aggregate Principal Amount	March 31, 2024	December 31, 2023		2024	2023
3.500% Senior Notes Due 9/19/2029 (2)	$425.0	$393.9	$401.9		$3.8	$3.8
5.625% Senior Notes Due 3/30/2043 (3)	600.0	588.0	594.6		8.4	8.4
5.650% Senior Notes Due 9/15/2048 (4)	350.0	337.8	336.0		5.0	5.0
					$17.2	$17.2
(1)Including accrued interest. Fair value is based on indicative quotes and the notes are classified as Level II within the fair value hierarchy.
(2)Issued in September 2019 at 99.841% of par.
(3)Issued $400.0 million in aggregate principal at 99.583% of par in March 2013. An additional $200.0 million in aggregate principal was issued at 104.315% of par in March 2014, and is treated as a single class with the outstanding $400.0 million in senior notes previously issued.
(4)Issued in September 2018 at 99.914% of par.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2024 and December 31, 2023, the fair value of the Subordinated Notes was $390.2 million and
$411.8 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For both the three months ended March 31, 2024 and 2023, the Company incurred $5.9 million of interest expense on the Subordinated Notes.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of March 31, 2024.
Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the CLOs.
As of March 31, 2024 and December 31, 2023, the following borrowings were outstanding (Dollars in millions):

	As of March 31, 2024
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$6,133.0	$6,153.0	6.36%		8.84
Subordinated notes	220.5	199.3	N/A	(4)	8.94
Revolving credit facilities(3)	182.8	182.8	6.57%		4.74
Total	$6,536.3	$6,535.1

	As of December 31, 2023
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(1)	$6,171.9	$6,097.9	6.32%		8.99
Subordinated notes(2)	173.5	210.7	N/A	(4)	9.16
Revolving credit facilities(3)	177.9	177.9	6.46%		5.05
Total	$6,523.3	$6,486.5
(1)Borrowing Outstanding and Fair Value as of December 31, 2023 includes $7.8 million of senior secured notes that are carried at par value.
(2)Borrowing Outstanding and Fair Value as of  December 31, 2023 includes $2.2 million of subordinated notes that are carried at par value.
(3)Fair Value as of March 31, 2024 and December 31, 2023 reflects the amortized cost of outstanding revolving credit balances which approximates fair value.
(4)The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the
CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of March 31, 2024 and December 31, 2023, the fair value of the CLO assets was $7.1 billion and $6.8 billion, respectively.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$3,939.4	$4,255.8
Accrued bonuses	110.4	498.2
Accrued pension liability	12.4	13.1
Other(1)	111.7	155.1
Total	$4,173.9	$4,922.2
(1)Includes $15.1 million and $44.5 million of realized performance allocations and incentive fee related compensation not yet paid to participants as of March 31, 2024 and December 31, 2023, respectively.
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Realized	$266.8	$103.6
Unrealized	(339.6)	2.1
Total	$(72.8)	$105.7
8. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments totaling $4.2 billion as of March 31, 2024, of which approximately $3.6 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of
March 31, 2024, the Company had no commitments related to the origination and syndication of loans and securities under the
Carlyle Global Capital Markets platform.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the
Company are the guarantors of revolving credit facilities for certain funds in the Global Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the total of net asset value of the guarantor subsidiaries plus any uncalled capital of the applicable general partner, and was approximately $10.7 million as of
March 31, 2024. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the
Company believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $44.0 million at March 31, 2024 was shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

that would need to be paid if the funds were liquidated at their current fair values at March 31, 2024. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2, Summary of Significant Accounting Policies). The Company had
$11.5 million of unbilled receivables from former and current employees and senior Carlyle professionals as of March 31, 2024 related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $148.4 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of March 31, 2024. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of March 31, 2024, approximately
$20.3 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $23.7 million.
If, at March 31, 2024, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be
$1.5 billion, on an after-tax basis where applicable, of which approximately $0.6 billion would be the responsibility of current and former senior Carlyle professionals.
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
The Tax Receivable Agreement Matter
The Company came into existence on January 1, 2020, when its predecessor, The Carlyle Group, L.P. (the “PTP”), converted from a partnership into a corporation (the “Conversion”). On July 29, 2022, an alleged stockholder of the Company, the City of Pittsburgh Comprehensive Municipal Trust Fund (the “Plaintiff”), filed suit in the Delaware Court of Chancery, alleging a direct claim against the Company for breach of its certificate of incorporation and a derivative claim on behalf of the
Company against certain current and former officers and directors of the Company. Plaintiff challenges the receipt, by certain officers of the PTP and certain directors of the general partner of the PTP, of a right to cash payments associated with the elimination of a tax receivable agreement in connection with the Conversion. Plaintiff is seeking monetary damages, restitution, and an injunction preventing the Company from making any future cash payments for the elimination of the tax receivable agreement in connection with the Conversion. By virtue of the derivative nature of the primary claims (i.e., that the claims are aimed primarily at certain officers and directors), it is remote that the Company itself will pay material damage awards based on the Plaintiff’s claims, although the Company is expected to incur legal defense fees to the extent not covered by insurance. The
Delaware Court issued a ruling on the defendant’s motion to dismiss on April 24, 2024, dismissing some of the Plaintiff’s

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

claims but allowing most of the claims to proceed to discovery and possibly to trial. The Company intends to contest the direct claims vigorously, and the officer and director defendants intend to continue contesting the claims vigorously.
SEC Investigation
As part of a sweep investigation of financial services and investment advisory firms, in October 2022, the Company received from the SEC a request for information related to the preservation of certain types of electronic business communications (e.g., text messages and messages on WhatsApp, WeChat, and similar applications) as part of the Company’s books and records. The Company has cooperated with the investigation and in recent weeks has engaged in discussions with the
Enforcement Division about potential resolution. There is no assurance that a settlement will be reached.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings and employment-
related matters, and some of the matters discussed above involve claims for potentially large and/or indeterminate amounts of damages. Based on information known by management, management does not believe that as of the date of this filing the final resolutions of the matters above will have a material effect upon the Company’s condensed consolidated financial statements.
However, given the potentially large and/or indeterminate amounts of damages sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s financial results in any particular period.
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2024, the Company had recorded liabilities aggregating to approximately $45 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the
Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($19.9 million as of March 31, 2024) for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The Company considers cash, cash equivalents, securities, receivables, principal equity method investments, accounts payable, accrued expenses, other liabilities, loans, senior notes, assets and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior notes, subordinated notes and compensatory contingent and other consideration for acquisitions, the carrying amounts reported in the condensed consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior and subordinated notes is disclosed in Note 6, Borrowings.
9. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Accrued incentive fees	$23.8	$22.9
Unbilled receivable for giveback obligations from current and former employees	11.5	11.5
Notes receivable and accrued interest from affiliates	39.1	44.2
Management fee receivable, net	272.9	277.8
Reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	276.8	335.2
Total	$624.1	$691.6
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to advisory fees receivable and expenses paid on behalf of these entities. These costs generally represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

rates ranging up to 7.02% as of March 31, 2024. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable include loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of March 31, 2024 and December 31, 2023 also include interest-
bearing loans of $23.5 million and $25.0 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (7.50% as of March 31, 2024)
and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
These receivables are assessed regularly for collectability. For management fee receivable, amounts determined to be uncollectible are recorded as a reduction in revenue in the condensed consolidated statements of operations. For all other receivables, amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.
Due to Affiliates
The Company had the following due to affiliates balances at March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$6.4	$6.3
Due to non-consolidated affiliates	93.4	97.0
Amounts owed under the tax receivable agreement	76.2	79.3
Deferred consideration for Carlyle Holdings units	—	68.4
Other	27.6	24.9
Total	$203.6	$275.9
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
Other Related Party Transactions
On May 5, 2020, the Company purchased 2,000,000 of the BDC Preferred Shares from CSL in a private placement at a price of $25 per share. Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at CSL’s option, 9.0% per annual payable in additional BDC Preferred Shares. The BDC Preferred Shares are convertible at the Company’s option, in whole or in part, into the number of shares of common stock equal to $25 per share plus any accumulated but unpaid dividends divided by an initial conversion price of $9.50 per share, subject to certain adjustments. With the approval of its board of directors, CSL has the option to redeem the BDC Preferred Shares, in whole or in part. In such case,

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the Company has the right to convert its shares, in whole or in part, prior to the date of redemption. For both the three months ended March 31, 2024 and 2023, the Company recorded dividend income of $0.9 million. Dividend income from the BDC
Preferred Shares is included in interest and other income in the condensed consolidated statements of operations. The
Company’s investment in the BDC Preferred Shares, which is recorded at fair value, was $90.1 million and $81.7 million as of
March 31, 2024 and December 31, 2023, respectively, and is included in investments, including accrued performance allocations, in the condensed consolidated balance sheets.
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
10. Income Taxes
The Company’s provision for income taxes was $21.9 million and $34.3 million for the three months ended March 31,
2024 and 2023, respectively. The Company’s effective tax rate was approximately 18% and 21% for the three months ended
March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024 and 2023 primarily comprises the 21% U.S. federal corporate income tax rate and the impact of U.S. state and foreign income taxes and disallowed executive compensation, partially offset by non-controlling interest and equity-based compensation deductions. As of
March 31, 2024 and December 31, 2023, the Company had federal, state, local and foreign taxes payable of $101.4 million and
$46.9 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of March 31, 2024, the Company’s U.S. federal income tax returns for the years 2020 through 2022 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2018 to 2022. Foreign tax returns are generally subject to audit from 2011 to
2022. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA enacted a 15%
CAMT on the “adjusted financial statement income” of certain large corporations, which became effective on January 1, 2023.
The Company does not expect the IRA to have a material impact to its provision for income taxes given that any current year payments that would be made under CAMT would be permitted to be carried forward and used as credits in future years resulting in a deferred tax benefit. The Company will continue to monitor as additional guidance is released by U.S. Department of the Treasury, the IRS, and other standard-setting bodies.
On December 27, 2023, the State of New York issued final regulations that implemented comprehensive franchise tax reform for corporations, banks, and insurance companies. This did not have a material impact to the Company’s consolidated financial statements. The Company will continue to monitor as additional guidance is released by the State of New York.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In October 2021, the OECD introduced a 15% global minimum tax under the Pillar Two GloBE model rules. There are a number of key provisions under the rules that are being phased in during 2024 and 2025. Several OECD member countries have enacted the tax legislation based on certain elements of these rules that became effective on January 1, 2024, and additional countries have drafted or announced an intent to implement legislation. While the Company does not expect Pillar
Two to have a material impact to its provision for income taxes for 2024, the rules remain subject to significant negotiation and potential change, and the timing and ultimate impact of any such changes on our tax obligations are uncertain. The Company will continue to monitor as additional countries enact legislation, new parts of the regime come into force or additional guidance is released by the OECD and other standard-setting bodies.
11. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	March 31, 2024	December 31, 2023
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$430.2	$415.3
Non-Carlyle interests in majority-owned subsidiaries	246.3	184.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(7.2)	(6.7)
Non-controlling interests in consolidated entities	$669.3	$593.1
The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$12.7	$17.2
Non-Carlyle interests in majority-owned subsidiaries	20.5	5.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	—	1.9
Non-controlling interests in income of consolidated entities	$33.2	$24.6

12. Earnings Per Common Share
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended March 31, 2024
	Basic	Diluted
Net income attributable to common shares	$65,600,000	$65,600,000
Weighted-average common shares outstanding	360,908,247	369,343,601
Net income per common share	$0.18	$0.18

	Three Months Ended March 31, 2023
	Basic	Diluted
Net income attributable to common shares	$100,700,000	$100,700,000
Weighted-average common shares outstanding	362,944,260	365,357,833
Net income per common share	$0.28	$0.28

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2024
	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	360,908,247	360,908,247
Unvested restricted stock units	—	6,733,282
Issuable common shares and performance-vesting restricted stock units	—	1,702,072
Weighted-average common shares outstanding	360,908,247	369,343,601

	Three Months Ended March 31, 2023
	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	362,944,260	362,944,260
Unvested restricted stock units	—	1,702,114
Issuable common shares and performance-vesting restricted stock units	—	711,459
Weighted-average common shares outstanding	362,944,260	365,357,833
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. Also included in the determination of dilutive weighted-average common shares are issuable common shares associated with the Company’s investment in NGP and performance-vesting restricted stock units.
13. Equity
Stock Repurchase Program
Pursuant to a share repurchase program that was publicly announced in February 2021, and subsequently amended in
October 2021 and February 2023, the Board of Directors of the Company authorized the repurchase of up to $500 million in shares of our common stock, effective as of March 31, 2023. The Board of Directors reset the total repurchase authorization to
$1.4 billion in shares of our common stock, effective as of February 6, 2024, which authorization replaced the Company’s prior
$500 million authorization. Under this repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to repurchases of common stock, the repurchase program is used for the payment of tax withholding amounts upon net share settlement of equity-based awards granted pursuant to our Equity Incentive
Plan or otherwise based on the value of shares withheld that would have otherwise been issued to the award holder. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. As of
March 31, 2024, $1,256.9 million of repurchase capacity remained under the program, which reflects both common shares repurchased and shares retired in connection with the net share settlement of equity-based awards. The following table presents the Company’s shares that have been repurchased or retired as a result of net share settlement of equity-based awards during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
(Dollars in millions)	Shares	$	Shares	$
Shares repurchased	2,853,602	$130.6	2,998,813	$100.3
Shares retired in connection with the net share settlement of equity-based awards	481,261	19.4	—	—
Total	3,334,863	$150.0	2,998,813	$100.3
The IRA also enacted a 1% excise tax on certain actual and deemed stock repurchases by publicly traded U.S.
corporations effective January 1, 2023. The value of repurchases subject to the tax is reduced by the value of any stock issued by the corporation during the tax year, including stock issued or provided to the employees of the corporation. The excise tax is

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

accounted for in equity as an additional repurchase cost. The excise tax for the three months ended March 31, 2024 was $0.6 million. Excise tax for the three months ended March 31, 2023 was immaterial.
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 16, 2023	May 23, 2023	$0.35	$126.7
August 15, 2023	August 23, 2023	0.35	126.3
November 21, 2023	November 29, 2023	0.35	126.3
February 23, 2024	March 1, 2024	0.35	126.7
Total 2023 Dividend Year		$1.40	$506.0

May 14, 2024	May 21, 2024	$0.35	$126.0
Total 2024 Dividend Year (through Q1 2024)		$0.35	$126.0
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
14. Equity-Based Compensation
The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (the “Equity Incentive Plan,” initially adopted in May 2012 and as most recently amended and restated on May 30, 2023) is a source of equity-based awards permitting the
Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s shares of common stock. Following the amendment and restatement of the Equity Incentive Plan on May 30, 2023, a total of 39,800,000 shares of common stock were authorized for the grant of awards under the Equity Incentive Plan. As of March 31, 2024, there was a total of 10,176,358 shares of the
Company’s common stock remaining available for grant under the Equity Incentive Plan.
A summary of the status of the Company’s non-vested equity-based awards as of March 31, 2024 and a summary of changes for the three months ended March 31, 2024, are presented below:

Unvested Shares	Performance- Vesting Restricted Stock Units(1)	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares(2)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2023	4,941,317	$23.19	17,232,330	$34.68	458,929	$37.87
Granted (3)	13,194,168	$26.42	4,968,866	$40.57	247,293	$40.08
Vested (4)	—	$—	1,268,829	$33.07	—	$—
Forfeited	—	$—	307,778	$32.12	—	$—
Balance, March 31, 2024	18,135,485	$25.54	20,624,589	$36.24	706,222	$38.64
(1)Includes restricted stock units granted to certain senior Carlyle professionals, including equity inducement awards granted in connection with the appointment of the Company’s Chief Executive Officer, which are subject to vesting based on the achievement of stock price performance conditions over a service period.
(2)Includes common shares issued in connection with the Company’s investment in NGP.
(3)Includes shares reserved for issuance upon settlement of dividend-equivalent rights carried by certain restricted stock units concurrently with the settlement of the restricted stock units for shares.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(4)Includes 481,261 shares which were retired in connection with the net share settlement of equity-based awards. The Company paid
$19.4 million of taxes related to the net share settlement of equity-based awards during the three months ended March 31, 2024, which is included within Financing activities in the condensed consolidated statements of cash flows.
In February 2024, the Company granted 13.2 million restricted stock units to certain senior Carlyle professionals that are eligible to vest in three tranches based on the achievement of stock price performance conditions over service periods of one, two and three years. Equity-based compensation expense for each tranche is recognized on a straight-line basis over its respective service period. These awards had a grant date fair value of approximately $347 million, which was derived using the
Monte Carlo Simulation model.
The Company recorded compensation expense, net of forfeitures, for restricted stock units of $108.3 million and
$54.4 million for the three months ended March 31, 2024 and 2023, respectively, with $20.1 million and $9.7 million of corresponding deferred tax benefits, respectively. As of March 31, 2024, the total unrecognized equity-based compensation expense related to unvested restricted stock units was $896.7 million, which is expected to be recognized over a weighted-
average term of 2.2 years.
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
GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interests in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operational performance. Charges (credits) related to
Carlyle corporate actions and non-recurring items include: charges (credits) associated with acquisitions, dispositions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earn-
outs and contingent consideration including gains and losses associated with the estimated fair value of contingent considerations issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-
of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

severance, certain general, administrative and other expenses when the timing of any future payment is uncertain, and non-
recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.
Management believes the inclusion or exclusion of these items provides investors with a meaningful indication of the
Company’s core operating performance.
Fee Related Earnings. Fee Related Earnings, or “FRE,” is a component of DE and is used to assess the ability of the business to cover base compensation and operating expenses from total fee revenues. FRE adjusts DE to exclude net realized performance revenues, realized principal investment income, and net interest (interest income less interest expense). Fee
Related Earnings includes fee related performance revenues and related compensation expense, which is generally 45% of fee related performance revenues. Fee related performance revenues represent the realized portion of performance revenues that are measured and received on a recurring basis, are not dependent on realization events, and which have no risk of giveback.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables present the financial data for the Company’s three reportable segments for the three months ended
March 31, 2024:

	Three Months Ended March 31, 2024
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$304.6	$136.9	$74.1	$515.6
Portfolio advisory and transaction fees, net and other	7.1	19.6	—	26.7
Fee related performance revenues	3.7	24.2	1.2	29.1
Total fund level fee revenues	315.4	180.7	75.3	571.4
Realized performance revenues	373.8	0.6	23.4	397.8
Realized principal investment income	18.9	13.8	1.0	33.7
Interest income	7.6	10.7	1.8	20.1
Total revenues	715.7	205.8	101.5	1,023.0
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	109.3	76.8	28.2	214.3
Realized performance revenues related compensation	234.3	0.3	21.2	255.8
Total compensation and benefits	343.6	77.1	49.4	470.1
General, administrative, and other indirect expenses	38.6	29.6	11.5	79.7
Depreciation and amortization expense	6.4	3.1	1.6	11.1
Interest expense	14.0	13.9	2.9	30.8
Total expenses	402.6	123.7	65.4	591.7
Distributable Earnings	$313.1	$82.1	$36.1	$431.3
(-) Realized Net Performance Revenues	139.5	0.3	2.2	142.0
(-) Realized Principal Investment Income	18.9	13.8	1.0	33.7
(+) Net Interest	6.4	3.2	1.1	10.7
(=) Fee Related Earnings	$161.1	$71.2	$34.0	$266.3
Segment assets as of March 31, 2024	$7,154.6	$3,783.9	$2,339.9	$13,278.4

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the
three months ended March 31, 2024 and 2023, and Total Assets as of March 31, 2024.

	Three Months Ended March 31, 2024
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,023.0	$164.9	$(499.5)	(a)	$688.4
Expenses	$591.7	$139.5	$(170.5)	(b)	$560.7
Other income (loss)	$—	$(7.0)	$—	(c)	$(7.0)
Distributable earnings	$431.3	$18.4	$(329.0)	(d)	$120.7
Total assets	$13,278.4	$8,154.9	$(583.8)	(e)	$20,849.5

	Three Months Ended March 31, 2023
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$754.2	$121.9	$(17.1)	(a)	$859.0
Expenses	$482.6	$97.2	$123.2	(b)	$703.0
Other income (loss)	$—	$3.6	$—	(c)	$3.6
Distributable earnings	$271.6	$28.3	$(140.3)	(d)	$159.6
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
the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, and the inclusion of tax expenses associated with certain foreign performance revenues, as detailed below:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Unrealized performance and fee related performance revenues	$(521.6)	$(20.7)
Unrealized principal investment income (loss)	4.4	(29.0)
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(3.2)	(3.4)
Non-controlling interests and other adjustments to present certain costs on a net basis	41.5	50.8
Elimination of revenues of Consolidated Funds	(20.6)	(14.8)
	$(499.5)	$(17.1)
The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three months ended March 31, 2024 and 2023.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$571.4	$551.4
Adjustments(1)	(47.8)	(50.6)
Carlyle Consolidated - Fund management fees	$523.6	$500.8
(1)Adjustments represent the reclassification of NGP management fees from principal investment income, the reclassification of  fee related performance revenues from business development companies and other products, management fees earned from Consolidated Funds which were eliminated in consolidation to arrive at the
Company’s fund management fees, and the reclassification of certain amounts included in portfolio advisory fees, net and other in the segment results that are included in interest and other income in the U.S. GAAP results.
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
receivable agreement liability, and charges and credits associated with Carlyle corporate actions and non-recurring items, as detailed below:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$(328.4)	$(2.3)
Equity-based compensation	111.0	57.1
Acquisition or disposition-related charges and amortization of intangibles and impairment	32.8	28.7
Tax (expense) benefit associated with certain foreign performance revenues related compensation	(1.0)	(0.5)
Non-controlling interests and other adjustments to present certain costs on a net basis	17.8	40.0
Other adjustments	12.2	3.9
Elimination of expenses of Consolidated Funds	(14.9)	(3.7)
	$(170.5)	$123.2
(c)The Other Income (Loss) adjustment results from the Consolidated Funds that were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings
and to Fee Related Earnings:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Income (loss) before provision for income taxes	$120.7	$159.6
Adjustments:
Net unrealized performance and fee related performance revenues	193.2	18.4
Unrealized principal investment (income) loss	(4.4)	29.0
Equity-based compensation(1)	111.0	57.1
Acquisition or disposition-related charges, including amortization of intangibles and impairment	32.8	28.7
Tax expense associated with certain foreign performance revenues	(1.0)	(0.5)
Net income attributable to non-controlling interests in consolidated entities	(33.2)	(24.6)
Other adjustments	12.2	3.9
Distributable Earnings	$431.3	$271.6
Realized performance revenues, net of related compensation(2)	142.0	69.5
Realized principal investment income(2)	33.7	23.8
Net interest	10.7	15.1
Fee Related Earnings	$266.3	$193.4
(1)Equity-based compensation for the three months ended March 31, 2024 and 2023 includes amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s U.S. GAAP statement of operations.
(2)See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2024
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(157.0)	$554.8	$397.8
Performance revenues related compensation expense	(72.8)	328.6	255.8
Net performance revenues	$(84.2)	$226.2	$142.0

Principal investment income (loss)	$73.1	$(39.4)	$33.7

	Three Months Ended March 31, 2023
	Carlyle Consolidated	Adjustments (3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$160.8	$4.3	$165.1
Performance revenues related compensation expense	105.7	(10.1)	95.6
Net performance revenues	$55.1	$14.4	$69.5

Principal investment income (loss)	$11.7	$12.1	$23.8
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
16. Subsequent Events
In April 2024, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share of common stock to common stockholders of record at the close of business on May 14, 2024, payable on May 21, 2024.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

17. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the
Company’s financial position as of March 31, 2024 and December 31, 2023 and results of operations for the three months ended March 31, 2024 and 2023. The supplemental statement of cash flows is presented without effects of the Consolidated
Funds.

	As of March 31, 2024
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,276.5	$—	$—	$1,276.5
Cash and cash equivalents held at Consolidated Funds	—	426.0	—	426.0
Restricted cash	1.4	—	—	1.4
Investments, including performance allocations of $5,567.6	9,684.7	—	(211.5)	9,473.2
Investments of Consolidated Funds	—	7,520.5	(61.9)	7,458.6
Due from affiliates and other receivables, net	934.5	—	(310.4)	624.1
Due from affiliates and other receivables of Consolidated Funds, net	—	204.1	—	204.1
Fixed assets, net	162.8	—	—	162.8
Lease right-of-use assets, net	349.3	—	—	349.3
Deposits and other	84.2	4.3	—	88.5
Intangible assets, net	732.8	—	—	732.8
Deferred tax assets	52.2	—	—	52.2
Total assets	$13,278.4	$8,154.9	$(583.8)	$20,849.5
Liabilities and equity
Debt obligations	$2,259.0	$—	$—	$2,259.0
Loans payable of Consolidated Funds	—	6,840.0	(304.9)	6,535.1
Accounts payable, accrued expenses and other liabilities	375.2	—	—	375.2
Accrued compensation and benefits	4,173.9	—	—	4,173.9
Due to affiliates	197.2	6.4	—	203.6
Deferred revenue	391.1	—	—	391.1
Deferred tax liabilities	26.2	—	—	26.2
Other liabilities of Consolidated Funds	—	598.5	—	598.5
Lease liabilities	502.9	—	—	502.9
Accrued giveback obligations	44.0	—	—	44.0
Total liabilities	7,969.5	7,444.9	(304.9)	15,109.5
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,513.9	291.4	(291.4)	3,513.9
Retained earnings	1,868.2	—	—	1,868.2
Accumulated other comprehensive loss	(315.9)	(11.6)	12.5	(315.0)
Non-controlling interests in consolidated entities	239.1	430.2	—	669.3
Total equity	5,308.9	710.0	(278.9)	5,740.0
Total liabilities and equity	$13,278.4	$8,154.9	$(583.8)	$20,849.5

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2024
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$530.2	$—	$(6.6)	$523.6
Incentive fees	26.2	—	—	26.2
Investment income (loss)
Performance allocations	(155.8)	—	(1.2)	(157.0)
Principal investment income	79.6	—	(6.5)	73.1
Total investment loss	(76.2)	—	(7.7)	(83.9)
Interest and other income	63.9	—	(6.3)	57.6
Interest and other income of Consolidated Funds	—	164.9	—	164.9
Total revenues	544.1	164.9	(20.6)	688.4
Expenses
Compensation and benefits
Cash-based compensation and benefits	221.9	—	—	221.9
Equity-based compensation	108.3	—	—	108.3
Performance allocations and incentive fee related compensation	(72.8)	—	—	(72.8)
Total compensation and benefits	257.4	—	—	257.4
General, administrative and other expenses	147.7	—	—	147.7
Interest	30.8	—	—	30.8
Interest and other expenses of Consolidated Funds	—	139.5	(14.9)	124.6
Other non-operating expenses	0.2	—	—	0.2
Total expenses	436.1	139.5	(14.9)	560.7
Other income (loss)
Net investment loss of Consolidated Funds	—	(7.0)	—	(7.0)
Income before provision for income taxes	108.0	18.4	(5.7)	120.7
Provision for income taxes	21.9	—	—	21.9
Net income	86.1	18.4	(5.7)	98.8
Net income attributable to non-controlling interests in consolidated entities	20.5	—	12.7	33.2
Net income attributable to The Carlyle Group Inc.	$65.6	$18.4	$(18.4)	$65.6

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
Other income (loss)
Net investment income of Consolidated Funds	—	3.6	—	3.6
Income before provision for income taxes	142.4	28.3	(11.1)	159.6
Provision for income taxes	34.3	—	—	34.3
Net income	108.1	28.3	(11.1)	125.3
Net income attributable to non-controlling interests in consolidated entities	7.4	—	17.2	24.6
Net income attributable to The Carlyle Group Inc.	$100.7	$28.3	$(28.3)	$100.7

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Cash flows from operating activities
Net income	$86.1	$108.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	45.3	44.0
Equity-based compensation	108.3	54.4
Non-cash performance allocations and incentive fees	189.6	(38.2)
Non-cash principal investment income	(68.1)	(8.7)
Other non-cash amounts	(2.9)	10.8
Purchases of investments	(215.1)	(19.0)
Proceeds from the sale of investments	108.3	78.9
Payments of contingent consideration	(1.5)	(68.6)
Change in deferred taxes, net	(47.1)	(15.1)
Change in due from affiliates and other receivables	7.9	17.0
Change in deposits and other	(19.7)	(33.9)
Change in accounts payable, accrued expenses and other liabilities	41.5	(63.9)
Change in accrued compensation and benefits	(365.6)	(371.9)
Change in due to affiliates	(2.2)	(0.2)
Change in lease right-of-use asset and lease liability	(2.2)	(2.8)
Change in deferred revenue	251.6	284.7
Net cash provided by operating activities	114.2	(24.4)
Cash flows from investing activities
Purchases of corporate treasury investments	—	(101.1)
Proceeds from corporate treasury investments	—	20.1
Purchases of fixed assets, net	(14.2)	(12.9)
Net cash used in investing activities	(14.2)	(93.9)
Cash flows from financing activities
Payments on CLO borrowings	(13.9)	(1.1)
Proceeds from CLO borrowings, net of financing costs	—	—
Dividends to common stockholders	(126.7)	(118.4)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	62.5	2.0
Distributions to non-controlling interest holders	(19.0)	(8.5)
Common shares repurchased and net share settlement of equity awards	(150.0)	(100.3)
Change in due to/from affiliates financing activities	56.7	73.0
Net cash used in financing activities	(259.2)	(222.1)
Effect of foreign exchange rate changes	(5.0)	5.8
Decrease in cash, cash equivalents and restricted cash	(164.2)	(334.6)
Cash, cash equivalents and restricted cash, beginning of period	1,442.1	1,361.5
Cash, cash equivalents and restricted cash, end of period	$1,277.9	$1,026.9

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,276.5	$1,010.1
Restricted cash	1.4	16.8
Total cash, cash equivalents and restricted cash, end of period	$1,277.9	$1,026.9

Cash and cash equivalents held at Consolidated Funds	$426.0	$228.8

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless context suggests otherwise, references in this report to “Carlyle,” the “Company,” “we,” “us,” and “our”
refer to The Carlyle Group Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
We are one of the world’s largest global investment firms that deploys private capital across its business and we conduct our operations through three reportable segments: Global Private Equity, Global Credit, and Global Investment Solutions.
•Global Private Equity — Our Global Private Equity segment advises our buyout, middle market and growth capital funds, our U.S. and internationally focused real estate funds, and our infrastructure and natural resources funds. The segment also includes the NGP Carry Funds advised by NGP. As of March 31, 2024, our Global Private Equity segment had $159 billion in AUM and $104 billion in Fee-earning AUM.
•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, aircraft financing and servicing, infrastructure debt, insurance solutions and global capital markets. As of March 31, 2024, our Global Credit segment had $186 billion in
AUM and $153 billion in Fee-earning AUM.
•Global Investment Solutions — Our Global Investment Solutions segment advises global private equity programs and related co-investment and secondary activities. As of March 31, 2024, our Global Investment Solutions segment had $80 billion in AUM and $47 billion in Fee-earning AUM.
We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a performance allocation, or carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Accordingly, our segment revenues primarily consist of fund management fees and related transaction and portfolio advisory fees and other income, realized performance revenues (consisting of incentive fees and performance allocations), realized principal investment income, including realized gains on our investments in our funds and other trading securities, as well as interest income. Our segment expenses primarily consist of cash compensation and benefits expenses, including salaries, bonuses, and realized performance payment arrangements, and general and administrative expenses. While our segment expenses include depreciation and interest expense, our segment expenses exclude acquisition and disposition related charges and amortization of intangibles and impairment. Refer to Note 15, Segment Reporting, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.

Our Global Investment Offerings
The following table provides a breakout of the product offerings and related acronyms included in our total assets under management of $425 billion as of March 31, 2024 for each of our three global business segments (in billions):

Global Private Equity [1]	$159.2	Global Credit	$186.4
Corporate Private Equity	$106.6	Insurance [5]	$79.1
U.S. Buyout (CP)	52.2	Liquid Credit	$51.3
Asia Buyout (CAP)	11.8	U.S. CLOs	36.6
Europe Buyout (CEP)	10.7	Europe CLOs	10.8
Carlyle Global Partners (CGP)	6.8	Revolving Credit	2.0
Europe Technology (CETP)	6.3	CLO Investment Products	1.9
Japan Buyout (CJP)	5.7	Private Credit	$25.8
U.S. Growth (CP Growth / CEOF)	3.6	Opportunistic Credit (CCOF / CSP)	16.1
Life Sciences (ABV / ACCD)	2.2	Direct Lending [6]	9.7
Asia Growth (CAP Growth / CAGP)	1.2	Real Assets Credit	$17.0
Other [2]	6.3	Aviation (SASOF / CALF)	12.2
		Infrastructure (CICF)	4.0
Real Estate	$27.7	Other [7]	0.8
U.S. Real Estate (CRP)	16.9	Platform Initiatives	$13.1
Core Plus Real Estate (CPI)	7.6	Credit Strategic Solutions	7.0
International Real Estate (CER)	3.2	Carlyle Tactical Private Credit (CTAC)	3.9
		Other Cross-Platform Credit Products	2.1
Infrastructure & Natural Resources	$24.9	Global Investment Solutions	$79.9
NGP Energy [3]	11.0	Secondaries and Portfolio Finance (ASF / ASPF)	$33.1
Infrastructure & Renewable Energy [4]	7.6	Co-Investments (ACF)	$21.4
International Energy (CIEP)	6.2	Primary Investments & Other [8]	$25.4

Note: All amounts shown represent total assets under management as of March 31, 2024, and totals may not sum due to rounding. In addition, certain carry funds included herein may not be included in fund performance if they have not made an initial capital call or commenced investment activity.
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
(7)Includes our Energy Credit (CEMOF) and Real Estate Credit (CNLI) funds.
(8)Includes Mezzanine funds and Carlyle AlpInvest Private Markets Fund (CAPM).
Trends Affecting our Business
The global economy showcased resilience in the first quarter of 2024, notwithstanding geopolitical tensions and persistently high interest rates. The U.S. economy maintained momentum, euro area growth was stable despite ongoing challenges in energy-intensive industrials and Germany, China’s economy expanded robustly despite uneven underlying growth across sectors, and both India and Korea experienced accelerated economic activity and consumption. U.S. GDP expanded at a
1.6% annualized rate in the first quarter of 2024; however, this decelerated pace was largely due to declines in net exports and inventory investment. Underlying domestic demand remained robust, as evidenced by 3.1% annual growth in real final sales to private domestic purchasers. This growth was driven by robust consumer spending, large corporate technology budgets
(software, data analytics, artificial intelligence (AI), storage, and other digital services), and an ongoing and unprecedented rise in industrial facilities investment. Our services (experiences) index ended the quarter at its highest ever levels as demand for air travel, hotel stays, live events, and off-premises dining continued to surge. Higher interest rates make it more difficult to finance
“big ticket” purchases, most notably homes, as well as durable goods like autos, appliances, and renovations. Household debt service ratios remain low, however, with fixed-rate mortgages saving households over $450 billion annually (equal to over 2%
of total consumption) relative to if these loans were repriced at market rates. This “hedge” allows consumption to grow with compensation (approximately 4% annually) and naturally biases spending toward entertainment services that do not need to be financed. Core and headline inflation finished the quarter up 3.5% and 3.8%, respectively, from a year earlier, continuing to be driven by services costs. At the November 1st Federal Open Market Committee Meeting, the Federal Reserve signaled that it was likely at the end of its tightening cycle, as inflationary pressures had begun to become less pronounced; however, as of the end of the first quarter of 2024, inflation remains above target, the labor market remains strong, and economic growth is steady, which has driven uncertainty amongst market participants on the timing and magnitude of any potential rate cuts in 2024. The market is currently pricing with the expectation of two rate cuts in 2024, down from the peak point of optimism when the market was pricing in seven rate cuts over the year.
In China, official data indicate the economy surpassed expectations in the first quarter, growing at a 6.6% quarter-
over-quarter annualized rate and 5.3% from a year ago. Although Chinese property markets remained weak, with new floor space sold ending the quarter down 50% cumulatively from 2021 levels, there are positive signs elsewhere. Momentum in domestic innovation and the industrial sector indicates a strategic redirection of capital, suggesting a methodical approach to mitigating the immediate risks posed by the property sector. Package throughput volumes increased significantly relative to year-ago levels during the quarter, retail sales and foot traffic across our portfolio strengthened in March, and the value added of high-tech manufacturing rose by 7.5% year-over-year, accelerating 2.6% faster than in the fourth quarter of 2023. In Korea, broad measures of economic activity indicate that domestic demand momentum continued in the first quarter. Similarly, these measures in India suggest solid growth as well, with a notable rise in discretionary consumption.
Our data indicate modest improvement in Europe’s economy, with our composite measure of gross domestic product indicating a roughly flat quarter, and a sizeable dispersion between Germany and the rest of the European economy. German weakness continues to be concentrated in energy-intensive industrials, while lagging capital and intermediate goods exports to
China have also had a material impact. With new energy realities affecting economic activity and inflation declining more steadily, the European Central Bank has signaled a willingness to diverge from the U.S. Federal Reserve’s approach regarding the timing of potential rate cuts, with a rate cut as early as June.
Earnings growth estimates in the U.S. for 2024 have been revised downward throughout the quarter yet remain significantly higher than in 2023, at an anticipated 11% for the year compared to merely 1% the previous year. Earnings are estimated to have grown by 5% in the first quarter of 2024, compared to the same period a year ago, led by the communication services, utilities, consumer discretionary, and information technology sectors. The estimated blended net profit margin for the fourth quarter of 2023 was reported at 11.7%, slightly higher than the 11.6% margin observed a year earlier.
U.S. equity markets continued to perform well in the first quarter of 2024. The Dow Jones, S&P 500, and Nasdaq 100 rose by 5.6%, 10.2%, and 8.5%, respectively. Though the market continued to benefit from AI-driven momentum, the appreciation was more broadly distributed compared to last year. In 2023, over 60% of the S&P 500’s gain was driven by the top seven stocks (Apple, Microsoft, NVIDIA, Alphabet, Amazon, Tesla, and Meta); during the first quarter, these stocks have contributed just over 35%. Meanwhile, global equity markets also demonstrated strength: the MSCI ACWI, EuroStoxx 600, and
Shanghai Composite returned 7.8%, 7.0%, and 2.2%, respectively. However, despite a strong start to the year, there has been a significant pullback in equity markets during the early weeks of the second quarter.
Our carry fund portfolio had modest 2% appreciation in the first quarter of 2024. Within our Global Private Equity segment in the first quarter, our infrastructure and natural resources funds appreciated 2%, our real estate funds appreciated 1%, and our corporate private equity funds were flat. Our Global Credit carry funds (which represent approximately 11% of the total
Global Credit remaining fair value as of March 31, 2024) appreciated 2% in the first quarter. Carry funds in our Global
Investment Solutions segment appreciated 5% in the first quarter.
Strategic M&A lost some momentum, though to a lesser extent than financial sponsor buyside transactions, with strategic buyers acquiring assets totaling around $760 billion during the first quarter. While this amount was 19% less than in the previous quarter, it was approximately 40% larger than the same period last year. As a result, global M&A, including acquisitions by financial sponsors, amounted to around $825 billion in the first quarter of 2024, the second largest quarterly volume since the second quarter of 2022. While this hint of momentum is encouraging, the increase is from a very low base.
M&A-related issuance, especially buyouts, remains well below levels observed two years ago due to the elevated cost of debt and the logjam in sponsor exit activity. Although initial public offerings (IPOs) generally play a comparatively less important role for divestments, especially on the leveraged buyout (LBO) side, the IPO market is usually considered a good indicator of the state of the exit market. Globally, signals from this indicator have not been particularly encouraging. Excluding special purpose acquisition companies (SPACs), global proceeds from IPOs totaled $21.3 billion during the first quarter of 2024, a
16% decrease compared to the same period a year ago and the slowest opening period for global IPOs since 2019. Investment activity in our carry funds was higher in the first quarter of 2024 than the comparable prior year period. We generated $5.9 billion in realized proceeds from our carry funds and invested $5.0 billion into new or follow-on transactions in our carry funds during the first quarter of 2024, compared to $4.5 billion and $3.8 billion, respectively, during the first quarter of 2023. In six of the last eight quarters, realized proceeds from our carry funds were in excess of invested capital, providing net positive distributions to our investors.
As investor sentiment improved and spreads tightened, leveraged finance markets reopened, resulting in a massive increase in issuance of leveraged loans and high-yield bonds. Much of this increase has been driven by refinancing borrowers out of more expensive loans originated in the past two years when private credit was increasingly perceived as “the only game in town” amid rapidly rising financing costs and liquidity constraints. While LBO activity in the U.S. recovered meaningfully, this was not enough to offset a decline in buyout volume in Europe and Asia. In the first three months of 2024, LBO volume, including add-ons, totaled approximately $66 billion, a decline of 42% compared to the previous quarter. Deployment by venture capital and growth capital funds remained depressed in the first quarter. Startup companies received $71 billion, the smallest amount since the fourth quarter of 2017.
We priced and closed $0.4 billion in CLO issuance, $1.0 billion in CLO resets and $0.4 billion in CLO refinancing during the first quarter, reflecting the active start to the year for the CLO market. Our global CLO portfolio continues to experience a default rate less than the industry average, and we are actively managing our credit positions to maintain balanced risk-adjusted credit quality. However, while default rates have remained low, we have seen default rates increase in 2023 and into the first quarter of 2024 as higher financing costs continue to pressure borrower debt-service capacity.
Gross originations in our direct lending strategy totaled $0.8 billion in the first quarter of 2024, a more than 100%
increase over originations in the first quarter of 2023, which was impacted by the slowdown in sponsor M&A activity in 2022 and 2023. Dividend yields on our business development companies and CTAC as of March 31, 2024 were approximately 10%.
We had $5.3 billion in new capital inflows in the first quarter towards our previously announced target of $40 billion of capital inflows in 2024. The impact of muted realizations on investor liquidity has been exacerbated by an increase in demand on investor capital as the increased cost of subscription lines commonly used to bridge capital calls has led to borrowing repayments and restricted use in current investment activity. The impact of net negative distributions to investors, combined with increasing geopolitical risk and continued global economic uncertainty, has compounded an already challenging fundraising landscape. While we believe that we will continue to attract a significant amount of capital for our buyout funds, we have seen, and expect to continue to see, a decline in buyout fund sizes across most geographies, which may result in lower management fees in Global Private Equity in the future.
The SEC has put forth several rule proposals, and we are evaluating the potential impacts to our business and operations and those of our portfolio companies. These proposals include, among others, safeguarding of advisory client assets for registered investment advisers. In March 2024, the SEC adopted final public company climate-related disclosures rules requiring registrants to disclose, among other things, material climate-related risks; activities to mitigate or adapt to such risks;
information about the registrant’s board of directors’ oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. In addition, the final rules require disclosure of Scope 1 and/or Scope 2 greenhouse gas emissions on a phased-in basis by certain larger registrants when those emissions are material; the filing of an attestation report covering the required disclosure of such registrants’ Scope 1 and/or Scope 2 emissions, also on a phased-in basis; and disclosure of the financial statement effects of severe weather events and other natural conditions including, for example, costs and losses. On April 4, 2024, the SEC voluntarily stayed implementation of the climate-related disclosure rules, pending completion of judicial review of consolidated challenges to the rules by the Court of Appeals for the Eighth Circuit.
We are closely evaluating potential impacts to our business of these rule adoptions and various financial, regulatory, and other proposals put forth by the current Administration and Congress. The potential for policy changes may create regulatory uncertainty for our investment strategies and our portfolio companies and could adversely affect our profitability and the profitability of our portfolio companies.
Recent Developments
Dividends
In April 2024, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share to common stockholders of record at the close of business on May 14, 2024, payable on May 21, 2024.

Key Financial Measures
Our key financial measures and operating metrics are discussed in the following pages. Additional information regarding
U.S. GAAP measures and our other significant accounting policies can be found in Note 2, Summary of Significant Accounting
Policies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Transaction and portfolio advisory fees. Transaction and portfolio advisory fees generally include capital markets fees generated by Carlyle Global Capital Markets in connection with activities related to the underwriting, issuance and placement of debt and equity securities, and loan syndication for our portfolio companies and third-party clients, which are generally not subject to rebate offsets as described below with respect to our most recent vintages (but are subject to the rebate offsets set forth below for older funds). Underwriting fees include gains, losses and fees arising from securities offerings in which we participate in the underwriter syndicate.
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
The timing and receipt of realized performance allocations varies with the lifecycle of our carry funds and there is often a difference between the time we start accruing performance allocations and realization. The timing of performance allocations realizations from our Global Investment Solutions, Carlyle Aviation, and Abingworth funds is typically later than in our other carry funds based on the terms of such arrangements.
Under our arrangements with the historical owners and management teams of AlpInvest and Abingworth, the amount of carried interest to which we are entitled varies. In some cases, we are entitled to 15% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020. In certain instances, carried interest associated with the AlpInvest fund vehicles is subject to entity level income taxes in the Netherlands. Additionally, in connection with the acquisition of Abingworth, we are entitled to 15% of carried interest generated from certain Abingworth
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
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. The aggregate amount of giveback obligations realized since Carlyle’s inception totaled
$242.4 million, $160.8 million of which was related to various Legacy Energy Funds. Given that current and former senior
Carlyle professionals and other limited partners of the Carlyle Holdings partnerships are responsible for paying the majority of the realized giveback obligation, only $72.3 million of the $242.4 million aggregate giveback obligation realized since inception was attributable to Carlyle. The realization of giveback obligations for the Company’s portion of such obligations reduces Distributable Earnings in the period realized. Further, each individual who holds equity interests in carried interest generated by our funds and is a recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance allocation compensation is subject to return to the Company in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.
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

We account for our investments in NGP under the equity method of accounting. Our investments in NGP include the equity interests in NGP Management Company, L.L.C. (“NGP Management”) and the general partners of certain carry funds advised by NGP. These interests entitle us to an allocation of income equal to 55.0% of the management fee related revenues of
NGP Management, which serves as the investment advisor to certain NGP funds as well as 47.5% (40% or 42.75% in the case of certain funds) of the performance allocations that NGP receives from the NGP Carry Funds. We record investment income
(loss) for our equity income allocation from NGP management fee related revenues and also record our share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the strategic investment. We also record our equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in our consolidated statements of operations. We do not control or manage NGP. Moreover, we do not operate NGP’s business, have representation on NGP’s board or serve as an investment advisor to any investment fund sponsored by NGP, nor do we direct the operations of any of NGP portfolio companies. While we have consent rights over certain major actions by NGP outside of the ordinary course of NGP’s business (including, for example, consent rights over items such as amendments to the organizational documents of the entity in which we are invested, changes to the management fee streams earned by NGP under its fund agreements, or the incurrence of certain debt by NGP and other similar items), we have no voting rights or consent rights on any NGP investment committee that selects investments to be made by NGP funds. For further information regarding our strategic investments in NGP, refer to Note 4, Investments, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
We recognize as compensation expense the portion of performance allocations and incentive fees that are due to our employees, senior Carlyle professionals, advisors, and operating executives in a manner consistent with how we recognize the performance allocations and incentive fee revenue. These amounts are accounted for as compensation expense in conjunction with the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Compensation in respect of performance allocations and incentive fees is paid when the related performance allocations and incentive fees are realized, and not when such performance allocations and incentive fees are accrued. The funds do not have a uniform allocation of performance allocations and incentive fees to our employees, senior
Carlyle professionals, advisors, and operating executives. However, subsequent to the updates made to our compensation strategy effective December 31, 2023, we generally allocate a range of 60% to 70% of performance allocations and incentive fees to our employees. As a result, we expect that the portion of performance allocations and incentive fees paid as compensation will increase and cash-based compensation and benefits will decrease in 2024 compared to the prior period.
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to provide services over a service period of generally one year to four years in order to vest in the applicable equity interests, which under U.S. GAAP will result in compensation charges over current and future periods.
In certain of our equity-based compensation arrangements, vesting is based on the achievement of certain performance targets or market conditions (see Note 14, Equity-Based Compensation). Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
We may hire additional individuals and overall compensation levels may correspondingly increase, which could result in an increase in compensation and benefits expense.  As a result of prior acquisitions, we have charges associated with contingent consideration taking the form of earn-outs and profit participation, some of which are reflected as compensation expense.
General, administrative and other expenses. General, administrative and other expenses include occupancy and equipment expenses and other expenses, which consist principally of professional fees, including those related to our global regulatory compliance program, external costs of fundraising, travel and related expenses, communications and information services, depreciation and amortization (including intangible asset amortization and impairment), bad debt expense, and foreign currency transactions. We expect that general, administrative and other expenses will vary due to infrequently occurring or unusual items, such as impairment of intangible assets or lease right-of-use assets and expenses or insurance recoveries associated with litigation and contingencies. Also, in periods of significant fundraising, to the extent that we use third parties to assist in our fundraising efforts, our general, administrative and other expenses may increase accordingly. Similarly, our general, administrative and other expenses may increase as a result of professional and other fees incurred as part of due diligence related to strategic acquisitions and new product development. Additionally, we anticipate that general, administrative and other expenses will fluctuate from period to period due to the impact of foreign exchange transactions.
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
GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (comprised of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interest in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operational performance. Charges (credits) related to
Carlyle corporate actions and non-recurring items include: charges associated with acquisitions, dispositions, or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earn-outs and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance, and certain general, administrative and other expenses when the timing of any future payment is uncertain, and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “—
Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
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

The chart below presents Fee-earning AUM by segment at each period, in billions.
The table below details Fee-earning AUM by its respective components at each period.

	As of March 31,
	2024	2023
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments	$72,095	$81,854
Fee-earning AUM based on invested capital	68,662	61,233
Fee-earning AUM based on collateral balances, at par	48,072	46,268
Fee-earning AUM based on net asset value	20,137	12,410
Fee-earning AUM based on fair value and other	95,259	69,593
Balance, End of Period(1)	$304,225	$271,358
(1)Ending balances as of March 31, 2024 and 2023 exclude $15.3 billion and $13.4 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2024	2023
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$307,418	$266,577
Inflows(1)	5,664	6,278
Outflows (including realizations)(2)	(6,311)	(2,853)
Market Activity & Other(3)	(1,347)	685
Foreign Exchange(4)	(1,199)	671
Balance, End of Period	$304,225	$271,358

(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, closed reinsurance transactions at Fortitude, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. Inflows for the three months ended March 31, 2023 include $2.4 billion of Fee-earning AUM related to closed reinsurance transactions at Fortitude.
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-end funds, and outflows from our liquid credit products. Distributions for funds earning management fees based on commitments during the period do not affect
Fee-earning AUM.
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

The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2024
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$425,994
Inflows(1)	5,334
Outflows (including realizations)(2)	(7,569)
Market Activity & Other(3)	3,720
Foreign Exchange(4)	(2,014)
Balance, End of Period	$425,465
(1)Inflows reflects the impact of gross fundraising and closed reinsurance transactions at Fortitude during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported Fundraising metric is translated at the spot rate for each individual closing.
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, and separately managed accounts, gross redemptions in our open-end funds, outflows from our liquid credit products, and the expiration of available capital.
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
Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) our Interval Fund (“CTAC”) and (e) our closed-end tender offer fund Carlyle AlpInvest Private
Markets Fund (“CAPM”). As of March 31, 2024, our total AUM and Fee-earning AUM included $93.1 billion and $89.6 billion, respectively, of Perpetual Capital.
Performance Fee Eligible AUM. “Performance Fee Eligible AUM” represents the AUM of funds for which we are entitled to receive performance allocations, inclusive of the fair value of investments in those funds (which we refer to as
“Performance Fee Eligible Fair Value”) and their Available Capital. Performance Fee Eligible Fair Value is “Performance Fee-
Generating” when the associated fund has achieved the specified investment returns required under the terms of the fund’s agreement and is accruing performance revenue as of the quarter-end reporting date. Funds whose performance allocations are treated as fee related performance allocations are excluded from these metrics. As of March 31, 2024, our total AUM included
$217.5 billion of Performance Fee Eligible AUM.

Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our condensed consolidated financial statements. As of March 31, 2024, our Consolidated Funds represent approximately 2% of our
AUM; 1% of our management fees for the three months ended March 31, 2024; and 9% of our total investment income or loss on an unconsolidated basis for the three months ended March 31, 2024.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise. As of March 31, 2024, the assets and liabilities of the Consolidated Funds were primarily related to our consolidated CLOs which held approximately $7.1 billion of total assets of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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
For further information on our consolidation policy and the consolidation of certain funds, see Note 2, Summary of
Significant Accounting Policies, to the condensed consolidated financial statements included in this Quarterly Report on
Form 10-Q.

Consolidated Results of Operations
The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three months ended March 31, 2024 and 2023. The condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment income (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended March 31,		Change
	2024	2023	$	%
(Dollars in millions)
Revenues
Fund management fees	$523.6	$500.8	$22.8	5%
Incentive fees	26.2	19.8	6.4	32%
Investment income (loss)
Performance allocations	(157.0)	160.8	(317.8)	(198)%
Principal investment income (loss)	73.1	11.7	61.4	NM
Total investment income (loss)	(83.9)	172.5	(256.4)	(149)%
Interest and other income	57.6	44.0	13.6	31%
Interest and other income of Consolidated Funds	164.9	121.9	43.0	35%
Total revenues	688.4	859.0	(170.6)	(20)%
Expenses
Compensation and benefits
Cash-based compensation and benefits	221.9	260.2	(38.3)	(15)%
Equity-based compensation	108.3	54.4	53.9	99%
Performance allocations and incentive fee related compensation	(72.8)	105.7	(178.5)	(169)%
Total compensation and benefits	257.4	420.3	(162.9)	(39)%
General, administrative and other expenses	147.7	159.2	(11.5)	(7)%
Interest	30.8	29.7	1.1	4%
Interest and other expenses of Consolidated Funds	124.6	93.7	30.9	33%
Other non-operating expenses	0.2	0.1	0.1	100%
Total expenses	560.7	703.0	(142.3)	(20)%
Other income (loss)
Net investment income (loss) of Consolidated Funds	(7.0)	3.6	(10.6)	(294)%
Income (loss) before provision for income taxes	120.7	159.6	(38.9)	(24)%
Provision (benefit) for income taxes	21.9	34.3	(12.4)	(36)%
Net income (loss)	98.8	125.3	(26.5)	(21)%
Net income attributable to non-controlling interests in consolidated entities	33.2	24.6	8.6	35%
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$65.6	$100.7	$(35.1)	(35)%
NM - Not meaningful

Revenues
Fund management fees. Fund management fees increased $22.8 million, or 4.6%, for the three months ended March 31,
2024, as compared to the three months ended March 31, 2023, primarily due to the following:

Three Months Ended March 31,
2024 v. 2023
(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$25.5
Lower management fees resulting from the change in basis from commitments to invested capital and step-downs in rate for certain funds, and the impact of net investment activity in funds whose management fees are based on invested capital, including the impact of changes in the base under the strategic advisory services agreement with Fortitude	(8.3)
Decrease in catch-up management fees from subsequent closes of funds that are in the fundraising period	(2.3)
Higher transaction and portfolio advisory fees	10.4
All other changes	(2.5)
Total increase in Fund management fees(1)	$22.8
(1)Total increase in Fund management fees does not include our equity income allocation from NGP management fee related revenues. We do not control
NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP.  Therefore, Fund management fees associated with NGP are included in Principal investment income (loss) in our U.S. GAAP results.
For the three months ended March 31, 2024, no funds generated over 10% of total management fees. Management fees attributable to Carlyle Partners VIII, L.P. (“CP VIII”), our eighth U.S. buyout fund, were approximately 11% of fund management fees recognized during the three months ended March 31, 2023. No other fund generated over 10% of total management fees in the first quarter of 2023.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $23.8 million and
$13.4 million for the three months ended March 31, 2024 and 2023, respectively.
Incentive fees. Incentive fees increased $6.4 million for the three months ended March 31, 2024 compared to 2023, primarily due to an increase in incentive fees realized in our Global Credit segment, primarily related to CTAC.

Investment income (loss). Investment income (loss) decreased $256.4 million to $(83.9) million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, which included a decrease in Performance allocations of $317.8 million and an increase in Principal investment income of $61.4 million.
The components of Investment income (loss) are included in the following table:

	Three Months Ended March 31,		Change
	2024	2023	$	%
(Dollars in millions)
Performance allocations	$(157.0)	$160.8	$(317.8)	(198)%
Principal investment income:
Investment income from NGP, which includes performance allocations	31.4	16.3	15.1	93%
Investment income (loss) from our carry funds:
Global Private Equity	(2.7)	2.6	(5.3)	(204)%
Global Credit	8.5	1.4	7.1	NM
Global Investment Solutions	7.1	9.4	(2.3)	(24)%
Investment income (loss) from our CLOs	13.4	17.9	(4.5)	(25)%
Investment income (loss) from Carlyle FRL	(1.2)	(26.3)	25.1	(95)%
Investment income (loss) from our other Global Credit products	12.5	2.0	10.5	NM
Investment income (loss) on foreign currency hedges	2.8	0.4	2.4	NM
All other investment income (loss)	1.3	(12.0)	13.3	(111)%
Total Principal investment income	73.1	11.7	61.4	NM
Total Investment income (loss)	$(83.9)	$172.5	$(256.4)	(149)%
Performance allocations. Performance allocations by segment for the three months ended March 31, 2024 and 2023 comprised the following:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(Dollars in millions)
Global Private Equity	$(363.5)	$(3.8)	$(359.7)	NM
Global Credit	65.1	33.4	31.7	95%
Global Investment Solutions	141.4	131.2	10.2	8%
Total performance allocations	$(157.0)	$160.8	$(317.8)	(198)%
Primary drivers for the decrease in Performance allocations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 included:
•a decrease of $359.7 million in our Global Private Equity segment, primarily driven by reversals of accrued carry in CEP V related to portfolio depreciation and the impact of preferred returns, and reversals of accrued carry in CP VII as preferred returns outpaced carry fund portfolio appreciation;
•an increase of $31.7 million in our Global Credit segment, primarily driven by carry accruals in cross-platform products, as well as Opportunistic Credit and Aviation funds, related to portfolio appreciation; and
•an increase of $10.2 million in our Global Investment Solutions segment, primarily driven by higher carry accruals related to appreciation in our secondaries and co-investment strategies.
See “—Trends Affecting Our Business” for further discussion the macroeconomic, geopolitical and industry landscape and our investment activity.

Principal investment income. The increase in Principal investment income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a decrease in investment loss from our investment in
Carlyle FRL, which reflects the unrealized impacts of market exposure at Fortitude, an increase in investment income related to various Global Credit carry funds and other products, including our BDCs, and an increase in investment income related to our equity method investment in the general partners of certain carry funds advised by NGP, driven by portfolio appreciation related to NGP XI and NGP XII. In addition, All other investment income in the three months ended March 31, 2023 includes an unrealized investment loss of $13.3 million associated with the remeasurement of a corporate investment in equity securities, which was previously carried at cost, resulting from an observable price change pursuant to ASC 321, Investments–Equity
Securities.
Interest and other income. Interest and other income increased $13.6 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily as a result of an increase in the reimbursement of certain costs incurred on behalf of Carlyle funds as well as interest income from investments in CLO notes and higher yields on cash.
Interest and other income of Consolidated Funds. Interest and other income of Consolidated Funds increased $43.0 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, driven primarily by an increase in interest income from consolidated CLOs. Our CLOs generate interest income primarily from investments in bonds and loans, inclusive of amortization of discounts, and generate other income from consent and amendment fees.
Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our
CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.
Expenses
Compensation and benefits. Total compensation and benefits decreased $162.9 million for the three months ended March
31, 2024, as compared to the three months ended March 31, 2023, driven by a decrease in Performance allocations and incentive fee related compensation of $178.5 million and a decrease in cash-based compensation and benefits of $38.3 million, partially offset by an increase in equity-based compensation of $53.9 million.
Performance allocations and incentive fee related compensation. The decrease in Performance allocations and incentive fee related compensation expense was primarily driven by the impact of reversals during the three months ended March 31,
2024 of Performance allocations, on which the related compensation is based. Additionally, the reversal of Performance allocations and incentive fee related compensation in 2024 reflects the increase in the proportion of our Performance allocations used to compensate our personnel as part of an update to our compensation program, which was effective December 31, 2023.
Cash-based compensation and benefits. The decrease in Cash-based compensation and benefits was primarily due to the updates to our compensation program under which we pay a greater portion of compensation from performance allocations.
Equity-based compensation. The increase in Equity-based compensation was driven by an increase in restricted stock units granted. In February 2024, we granted 18.1 million restricted stock units, including 13.2 million restricted stock units granted to certain Carlyle professionals which are subject to vesting based on the achievement of stock price performance conditions over a service period of three years. In February 2023, we granted a total of 9.9 million restricted stock units to our personnel, including certain senior Carlyle professionals and other key personnel, as well as an aggregate 6.8 million of time-
and performance-based inducement equity awards in connection with the appointment of our chief executive officer.
General, administrative and other expenses. General, administrative and other expenses decreased $11.5 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, driven by a decrease in foreign translation adjustments of $12.2 million, reflecting a foreign exchange gain for the three months ended March 31, 2024 compared to a foreign exchange loss for the three months ended March 31, 2023 related to the movement in the Euro relative to the U.S. dollar, a decrease in expenses for funds in fundraising, and the benefit of lower value-added tax expense in Asia during the three months ended March 31, 2024, partially offset by an increase in liabilities for litigation-related contingencies, regulatory examination and inquiries, and other matters during the three months ended March 31, 2024. We expect general, administrative and other expenses to increase in subsequent quarters.
Interest and other expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $30.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to higher interest expense on the consolidated CLOs. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our
CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.
Net investment income (loss) of Consolidated Funds. The table below summarizes the components of Net investment income (loss) of Consolidated Funds, including our consolidated CLOs and certain other funds:

	Three Months Ended March 31,		Change
	2024	2023	$	%
(Dollars in millions)
Realized losses	$(21.2)	$(17.4)	$(3.8)	22%
Net change in unrealized gains	103.9	162.4	(58.5)	(36)%
Total gains (losses)	82.7	145.0	(62.3)	(43)%
Losses from liabilities of CLOs	(89.7)	(141.4)	51.7	(37)%
Total net investment income (loss) of Consolidated Funds	$(7.0)	$3.6	$(10.6)	NM
Provision for income taxes. The Company’s provision for income taxes was $21.9 million and $34.3 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rate was approximately 18% and 21% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for each of the three months ended March
31, 2024 and 2023 primarily comprises the 21% U.S. federal corporate income tax rate and the impact of U.S. state and foreign income taxes and disallowed executive compensation, partially offset by non-controlling interest and equity-based compensation deductions.
As of March 31, 2024 and December 31, 2023, the Company had federal, state, local and foreign taxes payable of
$101.4 million and $46.9 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.
Net income attributable to non-controlling interests in consolidated entities. Net income attributable to non-controlling interests in consolidated entities was $33.2 million for the three months ended March 31, 2024 as compared to net income of
$24.6 million for the three months ended March 31, 2023. These amounts are primarily attributable to the net earnings of the
Consolidated Funds for each period, which are substantially all allocated to the related fund’s limited partners or CLO investors, as well as net earnings from our Insurance Solutions business and certain other products that are allocated to certain third party investors. These amounts also reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions. The net income (loss) of our Consolidated Funds, after eliminations, was $12.7 million and $17.2 million for the three months ended March 31, 2024 and 2023, respectively.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These Non-GAAP financial measures are presented for the three months ended March 31, 2024 and 2023. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, impairment charges associated with lease right-of-use assets, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
The following table shows our total segment DE and FRE for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Total Segment Revenues	$1,023.0	$754.2
Total Segment Expenses	591.7	482.6
(=) Distributable Earnings	$431.3	$271.6
(-) Realized Net Performance Revenues	142.0	69.5
(-) Realized Principal Investment Income	33.7	23.8
(+) Net Interest	10.7	15.1
(=) Fee Related Earnings	$266.3	$193.4
The following table sets forth our total segment revenues for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$515.6	$506.2
Portfolio advisory and transaction fees, net and other	26.7	16.4
Fee related performance revenues	29.1	28.8
Total fund level fee revenues	571.4	551.4
Realized performance revenues	397.8	165.1
Realized principal investment income	33.7	23.8
Interest income	20.1	13.9
Total Segment Revenues	$1,023.0	$754.2
The following table sets forth our total segment expenses for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$214.3	$260.6
Realized performance revenue related compensation	255.8	95.6
Total compensation and benefits	470.1	356.2
General, administrative, and other indirect expenses	79.7	87.5
Depreciation and amortization expense	11.1	9.9
Interest expense	30.8	29.0
Total Segment Expenses	$591.7	$482.6

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable
Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to
Distributable Earnings and to Fee Related Earnings.

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Income (loss) before provision for income taxes	$120.7	$159.6
Adjustments:
Net unrealized performance and fee related performance revenues	193.2	18.4
Unrealized principal investment (income) loss	(4.4)	29.0
Equity-based compensation(1)	111.0	57.1
Acquisition or disposition-related charges, including amortization of intangibles and impairment	32.8	28.7
Tax expense associated with certain foreign performance revenues	(1.0)	(0.5)
Net (income) loss attributable to non-controlling interests in consolidated entities	(33.2)	(24.6)
Other adjustments	12.2	3.9
(=) Distributable Earnings	$431.3	$271.6
(-) Realized net performance revenues, net of related compensation(2)	142.0	69.5
(-) Realized principal investment income(2)	33.7	23.8
(+) Net interest	10.7	15.1
(=) Fee Related Earnings	$266.3	$193.4
(1)Equity-based compensation for the three months ended March 31, 2024 and 2023 includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.
(2)  See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2024
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(157.0)	$554.8	$397.8
Performance revenues related compensation expense	(72.8)	328.6	255.8
Net performance revenues	$(84.2)	$226.2	$142.0

Principal investment income (loss)	$73.1	$(39.4)	$33.7

	Three Months Ended March 31, 2023
	Carlyle Consolidated	Adjustments(3)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$160.8	$4.3	$165.1
Performance revenues related compensation expense	105.7	(10.1)	95.6
Net performance revenues	$55.1	$14.4	$69.5

Principal investment income (loss)	$11.7	$12.1	$23.8
(3)Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from our Non-GAAP results, (ii)
amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-
GAAP results, (iii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, (iv) the reclassification of NGP performance revenues, which are included in investment income in the U.S. GAAP financial statements, (v) the reclassification of fee related performance revenues, which are included in fund level fee revenues in the segment results, and (vi) the reclassification of tax expenses associated with certain foreign performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investment in NGP Management and its affiliates to the appropriate operating captions for the Non-GAAP results, and the exclusion of charges associated with the investment in NGP
Management and its affiliates that are excluded from the Non-GAAP results.
Distributable Earnings for our reportable segments are as follows:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Global Private Equity	$313.1	$182.8
Global Credit	82.1	68.9
Global Investment Solutions	36.1	19.9
Distributable Earnings	$431.3	$271.6
Segment Analysis
Discussed below is our DE and FRE for our segments for the periods presented. Our segment information is reflected in the manner used by our senior management to make operating and compensation decisions, assess performance and allocate resources.
For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated
Funds. As a result, segment revenues from management fees, realized performance revenues and realized principal investment income (loss) are different than those presented on a consolidated U.S. GAAP basis because these revenues recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation when presented on a consolidated
U.S. GAAP basis. Furthermore, segment expenses are different than related amounts presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the Consolidated Funds. Our realigned compensation program positively impacted Fee Related Earnings and reduced the portion of realized performance revenues retained by the Company in the three months ended March 31, 2024.

Global Private Equity
The following table presents our results of operations for our Global Private Equity(1) segment:

	Three Months Ended March 31,		Change
	2024	2023	$	%
(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$304.6	$326.9	$(22.3)	(7)%
Portfolio advisory and transaction fees, net and other	7.1	5.4	1.7	31%
Fee related performance revenues	3.7	9.6	(5.9)	(61)%
Total fund level fee revenues	315.4	341.9	(26.5)	(8)%
Realized performance revenues	373.8	99.0	274.8	278%
Realized principal investment income	18.9	11.9	7.0	59%
Interest income	7.6	5.4	2.2	41%
Total revenues	715.7	458.2	257.5	56%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	109.3	148.7	(39.4)	(26)%
Realized performance revenues related compensation	234.3	46.3	188.0	NM
Total compensation and benefits	343.6	195.0	148.6	76%
General, administrative, and other indirect expenses	38.6	57.1	(18.5)	(32)%
Depreciation and amortization expense	6.4	6.7	(0.3)	(4)%
Interest expense	14.0	16.6	(2.6)	(16)%
Total expenses	402.6	275.4	127.2	46%
(=) Distributable Earnings	$313.1	$182.8	$130.3	71%
(-) Realized Net Performance Revenues	139.5	52.7	86.8	165%
(-) Realized Principal Investment Income	18.9	11.9	7.0	59%
(+) Net Interest	6.4	11.2	(4.8)	(43)%
(=) Fee Related Earnings	$161.1	$129.4	$31.7	24%
(1)For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions.

Distributable Earnings
Distributable Earnings increased $130.3 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2024:

Three Months Ended March 31,
2024 v. 2023
(Dollars in millions)
Distributable Earnings, March 31, 2023	$182.8
Increases (decreases):
Increase in fee related earnings	31.7
Increase in realized net performance revenues	86.8
Increase in realized principal investment income	7.0
Decrease in net interest	4.8
Total increase	130.3
Distributable Earnings, March 31, 2024	$313.1
Realized Net Performance Revenues. Realized net performance revenues increased $86.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to realizations in CAP IV and
CIEP during the three months ended March 31, 2024, partially offset by decreases in realizations in Japan and U.S. buyout funds.
Fee Related Earnings
Fee Related Earnings increased $31.7 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2024:

Three Months Ended March 31,
2024 v. 2023
(Dollars in millions)
Fee Related Earnings, March 31, 2023	$129.4
Increases (decreases):
Decrease in fee revenues	(26.5)
Decrease in cash-based compensation and benefits	39.4
Decrease in general, administrative and other indirect expenses	18.5
All other changes	0.3
Total increase	31.7
Fee Related Earnings, March 31, 2024	$161.1

Fee Revenues. Total fee revenues decreased $26.5 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, due to the following:

Three Months Ended March 31,
2024 v. 2023
(Dollars in millions)
Lower fund management fees	$(22.3)
Higher portfolio advisory and transaction fees, net and other	1.7
Lower fee related performance revenues	(5.9)
Total decrease in fee revenues	$(26.5)
The decrease in fund management fees for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to step-downs in CP VII and CGIOF, and the impact of investment realizations in funds on which management fees are based on invested capital.
The decrease in fee related performance revenues for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due to CPI, which will fluctuate from quarter to quarter based on fund performance.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $39.4 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a decrease in cash bonuses as a result of the updates to our compensation program effective as of December 31, 2023, as well as a decrease in headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $18.5 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to the benefit of lower VAT expense in Asia during the three months ended March 31, 2024 as well as lower professional fees. We expect general, administrative and other indirect expenses to increase in subsequent quarters.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2024	2023
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$51,370	$55,763
Fee-earning AUM based on invested capital	42,627	42,004
Fee-earning AUM based on net asset value	7,110	6,324
Fee-earning AUM based on lower of cost or fair value	2,917	3,706
Total Fee-earning AUM	$104,024	$107,797

Annualized Management Fee Rate(2)	1.15%	1.19%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2024	2023
Global Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$106,651	$107,801
Inflows(1)	719	1,486
Outflows (including realizations)(2)	(2,616)	(1,592)
Market Activity & Other(3)	(224)	(73)
Foreign Exchange(4)	(506)	175
Balance, End of Period	$104,024	$107,797
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
period end.
Fee-earning AUM of $104.0 billion at March 31, 2024 decreased 3% from $106.7 billion at December 31, 2023, as outflows of $2.6 billion, primarily in the NGP Energy, U.S. Buyout, and U.S. Real Estate funds, more than offset $0.7 billion of inflows from investments in CPI and additional fee-paying capital raised in CRSEF II. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM of $104.0 billion at March 31, 2024 decreased 4% from $107.8 billion at March 31, 2023, as outflows of $8.9 billion driven by realizations in funds that charge fees on invested capital outpaced $6.1 billion of inflows primarily from investments in CPI, the activation of fees in NGP XIII, and additional fee-paying capital raised in CRSEF II. The segment annualized management fee rate decreased to 1.15% at March 31, 2024 from 1.19% at March 31, 2023, reflecting the impact of fee stepdowns.
Total AUM
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2024
(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$161,308
Inflows(1)	1,506
Outflows (including realizations)(2)	(3,174)
Market Activity & Other(3)	490
Foreign Exchange(4)	(940)
Balance, End of Period	$159,190

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
period end.
Total AUM was $159.2 billion at March 31, 2024, a decrease of 1% from $161.3 billion at December 31, 2023, as outflows of $3.2 billion, including realizations in the Asia Buyout, International Energy, and NGP Energy funds, outpaced inflows of $1.5 billion, including new capital raised in Japan Buyout, and market appreciation. Market appreciation of $0.5 billion during the three months ended March 31, 2024 comprised immaterial offsetting movements across the portfolio.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2024, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc.
and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc.
is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following tables reflect the performance of our significant funds in our Global Private Equity business. Please see
“—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of March 31, 2024						As of March 31, 2024
Fund (Fee Initiation Date/Stepdown Date)(19)	Committed Capital(20)	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/ (Giveback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,797	$7,836	53%	$681	$8,849	1.2x	NM	NM	$—	n/a	n/a	n/a
CP VII (May 2018 / Oct 2021)	$18,510	$17,740	96%	$2,150	$22,616	1.4x	11%	8%	$3	$1,643	1.3x	13%
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$24,133	$4,636	2.2x	18%	14%	$170	$26,254	2.5x	22%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$28,102	$803	2.2x	18%	14%	$56	$28,149	2.3x	20%
CEP V (Oct 2018 / Sep 2024)	€6,416	€5,545	86%	€1,446	€6,020	1.3x	14%	8%	$11	n/a	n/a	n/a
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,797	103%	€6,190	€1,380	2.0x	17%	12%	$85	€6,261	2.1x	20%
CEP III (Jul 2007 / Dec 2012)	€5,295	€5,177	98%	€11,724	€105	2.3x	19%	14%	$8	€11,657	2.3x	19%
CAP V (Jun 2018 / Jun 2024)	$6,554	$6,047	92%	$1,671	$6,582	1.4x	17%	8%	$86	$944	1.9x	143%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,146	107%	$7,678	$995	2.1x	18%	13%	$61	$7,587	2.9x	25%
CJP IV (Oct 2020 / Oct 2026)	¥258,000	¥180,016	70%	¥53,996	¥249,645	1.7x	47%	28%	$47	¥50,751	3.5x	150%
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥214,998	¥42,750	2.8x	24%	18%	$17	¥203,055	3.4x	27%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$956	95%	$385	$1,754	2.2x	28%	21%	$72	$781	6.2x	49%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,960	$566	2.7x	26%	20%	$32	$1,956	2.4x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,283	$472	37%	$—	$521	1.1x	NM	NM	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,361	98%	$3,095	$1,926	2.1x	20%	15%	$83	$3,122	2.9x	37%
CETP V (Mar 2022 / Jun 2028)	€3,180	€1,023	32%	€—	€1,030	1.0x	NM	NM	$—	n/a	n/a	n/a
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,186	88%	€915	€1,660	2.2x	36%	26%	$64	€892	5.9x	91%
CETP III (Jul 2014 / Jul 2019)	€657	€602	92%	€1,278	€808	3.5x	42%	29%	$50	€1,290	3.4x	46%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$39	$1,183	1.2x	11%	6%	$7	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,206	89%	$1,427	$3,032	1.4x	6%	5%	$29	$1,688	2.1x	16%
CAGP IV (Aug 2008 / Dec 2014)	$1,041	$954	92%	$1,141	$77	1.3x	6%	1%	$—	$1,131	1.3x	7%
CSABF (Dec 2009 / Dec 2016)	$776	$773	100%	$541	$298	1.1x	1%	Neg	$—	$645	1.3x	5%
All Other Active Funds & Vehicles(10)		$20,573	n/a	$17,109	$15,754	1.6x	21%	14%	$27	$16,939	2.1x	29%
Fully Realized Funds & Vehicles(11)(21)		$30,851	n/a	$74,155	$2	2.4x	28%	20%	$3	$74,156	2.4x	28%
TOTAL CORPORATE PRIVATE EQUITY(13)		$144,710	n/a	$189,299	$83,400	1.9x	25%	17%	$909	$188,360	2.4x	26%

Real Estate
CRP IX (Oct 2021 / Oct 2026)	$7,987	$3,924	49%	$32	$4,169	1.1x	NM	NM	$—	$33	1.2x	NM
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$5,213	95%	$4,778	$4,173	1.7x	38%	23%	$108	$4,803	2.1x	54%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,848	92%	$4,914	$1,438	1.7x	17%	10%	$38	$4,874	1.8x	22%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,180	93%	$3,792	$154	1.8x	27%	18%	$3	$3,711	1.9x	29%
CPI (May 2016 / n/a)	$7,647	$7,991	104%	$2,533	$7,714	1.3x	13%	11%	n/a*	$1,493	1.7x	10%
All Other Active Funds & Vehicles(14)		$3,074	n/a	$1,241	$2,881	1.3x	9%	7%	$6	$868	1.7x	20%
Fully Realized Funds & Vehicles(15)(21)		$12,903	n/a	$19,496	$14	1.5x	10%	6%	$—	$19,509	1.5x	10%
TOTAL REAL ESTATE(13)		$39,133	n/a	$36,786	$20,543	1.5x	12%	8%	$155	$35,290	1.7x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,008	44%	$707	$961	1.7x	31%	13%	$27	$644	2.7x	NM**
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,422	97%	$2,619	$1,895	1.9x	16%	9%	$78	$3,380	2.3x	20%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,592	104%	$1,238	$1,702	1.8x	15%	10%	$78	$1,651	3.2x	30%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$1,849	84%	$451	$2,426	1.6x	22%	12%	$54	$299	1.6x	20%
CRSEF II (Nov 2022 / Aug 2027)	$1,125	$322	29%	$—	$407	1.3x	NM	NM	$2	n/a	n/a	n/a
NGP XIII (Feb 2023 / Feb 2028)	$1,658	$170	10%	$—	$186	1.1x	NM	NM	$—	n/a	n/a	n/a
NGP XII (Jul 2017 / Jul 2022)	$4,304	$3,053	71%	$3,695	$2,638	2.1x	22%	16%	$39	$3,569	3.5x	41%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$5,034	95%	$6,031	$3,721	1.9x	14%	10%	$139	$6,922	2.1x	23%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,417	$292	1.1x	3%	Neg	$—	$3,261	1.2x	5%
All Other Active Funds & Vehicles(17)		$4,907	n/a	$3,429	$4,043	1.5x	14%	12%	$19	$3,364	2.2x	23%
Fully Realized Funds & Vehicles(18)(21)		$1,190	n/a	$1,435	$—	1.2x	3%	1%	$—	$1,435	1.2x	3%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES(13)		$24,896	n/a	$23,022	$18,269	1.7x	12%	8%	$436	$24,524	2.0x	16%

Legacy Energy Funds(16)		$16,741	n/a	$23,998	$34	1.4x	12%	6%	$(1)	$23,566	1.5x	14%

*Net accrued fee related performance revenues for CPI of $2 million are excluded from Net Accrued Performance Revenues. These amounts will be reflected as Fee related performance revenues when realized, and included in Fund level fee revenues in our segment results.
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
(17)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: NGP GAP, NGP RP I, NGP RP II, NGP ETP IV, CPOCP, and CRSEF.
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
(20)All amounts shown represent total capital commitments as of March 31, 2024. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.
(21)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended March 31,		Change
	2024	2023	$	%
(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$136.9	$122.6	$14.3	12%
Portfolio advisory and transaction fees, net and other	19.6	11.0	8.6	78%
Fee related performance revenues	24.2	18.4	5.8	32%
Total fund level fee revenues	180.7	152.0	28.7	19%
Realized performance revenues	0.6	27.7	(27.1)	(98)%
Realized principal investment income	13.8	9.0	4.8	53%
Interest income	10.7	7.2	3.5	49%
Total revenues	205.8	195.9	9.9	5%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	76.8	80.4	(3.6)	(4)%
Realized performance revenues related compensation	0.3	12.7	(12.4)	(98)%
Total compensation and benefits	77.1	93.1	(16.0)	(17)%
General, administrative, and other indirect expenses	29.6	21.7	7.9	36%
Depreciation and amortization expense	3.1	2.0	1.1	55%
Interest expense	13.9	10.2	3.7	36%
Total expenses	123.7	127.0	(3.3)	(3)%
(=) Distributable Earnings	$82.1	$68.9	$13.2	19%
(-) Realized Net Performance Revenues	0.3	15.0	(14.7)	(98)%
(-) Realized Principal Investment Income	13.8	9.0	4.8	53%
(+) Net Interest	3.2	3.0	0.2	7%
(=) Fee Related Earnings	$71.2	$47.9	$23.3	49%

Distributable Earnings
Distributable Earnings increased $13.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2024:

Three Months Ended March 31,
2024 v. 2023
(Dollars in millions)
Distributable Earnings, March 31, 2023	$68.9
Increases (decreases):
Increase in fee related earnings	23.3
Decrease in realized net performance revenues	(14.7)
Increase in realized principal investment income	4.8
Increase in net interest	(0.2)
Total increase	13.2
Distributable Earnings, March 31, 2024	$82.1
Realized Net Performance Revenues. Realized net performance revenues decreased $14.7 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a decrease in realized net performance revenues generated by CCOF I and CSP II.
Realized Principal Investment Income. Realized principal investment income increased $4.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily driven by higher realized principal investment income from our U.S. CLOs and our business development companies.
Fee Related Earnings
Fee Related Earnings increased $23.3 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2024:

Three Months Ended March 31,
2024 v. 2023
(Dollars in millions)
Fee Related Earnings, March 31, 2023	$47.9
Increases (decreases):
Increase in fee revenues	28.7
Decrease in cash-based compensation and benefits	3.6
Increase in general, administrative and other indirect expenses	(7.9)
All other changes	(1.1)
Total increase	23.3
Fee Related Earnings, March 31, 2024	$71.2

Fee Revenues. Fee revenues increased $28.7 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, due to the following:

Three Months Ended March 31,
2024 v. 2023
(Dollars in millions)
Higher fund management fees	$14.3
Higher portfolio advisory and transaction fees, net and other	8.6
Higher fee related performance revenues	5.8
Total increase in fee revenues	$28.7
The increase in fund management fees for the three months ended March 31, 2024 as compared to the three months ended
March 31, 2023 was primarily driven by closed reinsurance transactions at Fortitude which increased the fee basis under the strategic advisory services agreement, as well as increases from investment activity in CTAC and CCOF III.
The increase in portfolio advisory and transaction fees, net and other for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by an increase in transaction fees in Carlyle Global
Capital Markets. The recognition of transaction fees and capital markets fees can be volatile as they are primarily generated by investment activity.
The increase in fee related performance revenues for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due to higher fee related performance revenues from CTAC.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $7.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to increases in professional fees, rent and other office expenses, and foreign exchange losses during the three months ended March
31, 2024.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2024	2023
Global Credit	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$2,369	$6,100
Fee-earning AUM based on invested capital	17,361	14,263
Fee-earning AUM based on collateral balances, at par	48,072	46,268
Fee-earning AUM based on net asset value	2,110	1,960
Fee-earning AUM based on fair value and other(2)	83,516	56,709
Total Fee-earning AUM	$153,428	$125,300

Annualized Management Fee Rate(3)	0.35%	0.40%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement and funds with fees based on gross asset value.
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2024	2023
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$155,238	$121,229
Inflows(1)	2,761	3,648
Outflows (including realizations)(2)	(2,960)	(670)
Market Activity & Other(3)	(1,338)	932
Foreign Exchange(4)	(273)	161
Balance, End of Period	$153,428	$125,300
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, closed reinsurance transactions at Fortitude, and gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows for the three months ended March
31, 2023 include $2.4 billion of Fee-earning AUM related to closed reinsurance transactions at Fortitude. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-ended funds, and outflows from our liquid credit products. Realizations for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.
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
period end.
Fee-earning AUM was $153.4 billion at March 31, 2024, a decrease of 1% from $155.2 billion at December 31, 2023, as
$3.0 billion of outflows, including the outflows from our liquid credit products and realizations in funds which charge fees on invested capital, and negative market activity of $1.3 billion driven by a decrease in value of the assets covered by the strategic advisory services agreement with Fortitude, exceeded inflows of $2.8 billion for the period. Inflows included the issuance of our newest U.S. CLO and deployment in funds which charge fees on invested capital.
Fee-earning AUM was $153.4 billion at March 31, 2024, an increase of $28.1 billion, or approximately 22%, compared to $125.3 billion at March 31, 2023, as inflows were only partially offset by outflows during the period. Inflows of $34.7 billion were driven by $24 billion of closed reinsurance transactions at Fortitude, investment activity in our Opportunistic Credit and
Credit Strategic Solutions funds, and the closing of our six latest vintage U.S. CLOs. Outflows of $7.0 billion included realizations in funds with fees tied to invested capital, outflows from our liquid credit products, and reductions for funds that are no longer calling for management fees. The segment annualized management fee rate decreased to 0.35% at March 31, 2024 from 0.40% at March 31, 2023, primarily reflecting the impact of an increase in assets covered by the strategic advisory services agreement with Fortitude, which have a lower fee rate than other Global Credit products.

Total AUM
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2024
(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$187,826
Inflows(1)	1,476
Outflows (including realizations)(2)	(2,364)
Market Activity & Other(3)	(304)
Foreign Exchange(4)	(283)
Balance, End of Period	$186,351
(1)Inflows generally reflects the impact of gross fundraising and closed reinsurance transactions at Fortitude during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate, while the separately reported
Fundraising metric is translated at the spot rate for each individual closing.
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, and separately managed accounts, gross redemptions in our open-ended funds, outflows from our liquid credit products, and the expiration of available capital.
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
period end.
Total AUM was $186.4 billion at March 31, 2024, a decrease of 1% compared to $187.8 billion at December 31, 2023, as outflows of $2.4 billion, primarily driven by outflows from our liquid credit products, more than offset $1.5 billion of inflows including the issuance of our newest U.S. CLO, subscriptions in CTAC, and commitments in our Credit Strategic Solutions products. Market activity of $(0.3) billion was driven by a decrease in value of the assets covered by the strategic advisory services agreement with Fortitude, partially offset by increases in the fair value of CTAC and our Credit Strategic Solutions and
Opportunistic Credit funds.
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
The following table reflects the performance of carry funds in our Global Credit business. These tables separately present carry funds that, as of the periods presented, had at least $1.0 billion in capital commitments, cumulative equity invested or total equity value. Please see “—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of March 31, 2024
Fund (Fee Initiation Date/Stepdown Date)(11)	Committed Capital(12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Giveback) (7)
Global Credit Carry Funds
CCOF III (Feb 2023 / Jun 2028)	$2,273	$1,040	46%	$51	$1,091	1.1x	NM	NM	$—
CCOF II (Nov 2020 / Oct 2025)	$4,430	$5,263	119%	$1,581	$5,006	1.3x	15%	11%	$75
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,495	147%	$3,026	$1,785	1.4x	17%	12%	$29
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$970	$2,296	1.3x	10%	5%	$—
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$932	$29	1.4x	18%	8%	$—
CEMOF II (Dec 2015 / Jun 2019)	$1,692	$1,713	101%	$1,847	$332	1.3x	7%	3%	$—
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,197	$60	1.3x	18%	10%	$5
All Other Active Funds & Vehicles(9)		$10,094	n/a	$2,403	$8,605	1.1x	3%	2%	$34
Fully Realized Funds & Vehicles(10)(13)		$6,625	n/a	$8,190	$—	1.2x	9%	3%	$—
TOTAL GLOBAL CREDIT CARRY FUNDS		$32,424	n/a	$20,197	$19,204	1.2x	10%	5%	$143
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
(9)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: SASOF IV, SASOF V, CICF, CICF II, and CALF.
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

(12)All amounts shown represent total capital commitments as of March 31, 2024. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed Capital for CEMOF II reflects original committed capital of $2.8 billion, less $1.1 billion in commitments that were extinguished following a Key
Person Event. Committed capital for CCOF II excludes $150 million in capital committed by a CCOF II investor to a side vehicle.
(13)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.

Global Investment Solutions
The following table presents our results of operations for our Global Investment Solutions segment:

	Three Months Ended March 31,		Change
	2024	2023	$	%
(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$74.1	$56.7	$17.4	31%
Fee related performance revenues	1.2	0.8	0.4	50%
Total fund level fee revenues	75.3	57.5	17.8	31%
Realized performance revenues	23.4	38.4	(15.0)	(39)%
Realized principal investment income	1.0	2.9	(1.9)	(66)%
Interest income	1.8	1.3	0.5	38%
Total revenues	101.5	100.1	1.4	1%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	28.2	31.5	(3.3)	(10)%
Realized performance revenues related compensation	21.2	36.6	(15.4)	(42)%
Total compensation and benefits	49.4	68.1	(18.7)	(27)%
General, administrative, and other indirect expenses	11.5	8.7	2.8	32%
Depreciation and amortization expense	1.6	1.2	0.4	33%
Interest expense	2.9	2.2	0.7	32%
Total expenses	65.4	80.2	(14.8)	(18)%
(=) Distributable Earnings	$36.1	$19.9	$16.2	81%
(-) Realized Net Performance Revenues	2.2	1.8	0.4	22%
(-) Realized Principal Investment Income	1.0	2.9	(1.9)	(66)%
(+) Net Interest	1.1	0.9	0.2	22%
(=) Fee Related Earnings	$34.0	$16.1	$17.9	111%

Distributable Earnings
Distributable Earnings increased $16.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2024:

Three Months Ended March 31,
2024 v. 2023
(Dollars in millions)
Distributable Earnings, March 31, 2023	$19.9
Increases (decreases):
Increase in fee related earnings	17.9
Increase in realized net performance revenues	0.4
Decrease in realized principal investment income	(1.9)
Increase in net interest	(0.2)
Total increase	16.2
Distributable Earnings, March 31, 2024	$36.1
Realized Principal Investment Income. Realized principal investment income decreased $1.9 million for the three months ended March 31, 2024 as compared to three months ended March 31, 2023, primarily due to lower realized gains on investments in our secondary funds.
Fee Related Earnings
Fee Related Earnings increased $17.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2024:

Three Months Ended March 31,
2024 v. 2023
(Dollars in millions)
Fee Related Earnings, March 31, 2023	$16.1
Increases (decreases):
Increase in fee revenues	17.8
Decrease in cash-based compensation and benefits	3.3
Increase in general, administrative and other indirect expenses	(2.8)
All other changes	(0.4)
Total increase	17.9
Fee Related Earnings, March 31, 2024	$34.0
Fee Revenues. Total fee revenues increased $17.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily driven by fund management fees from the activation of fees in our secondaries and co-investment strategies during the third quarter of 2023.

Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2024	2023
Global Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$18,356	$19,991
Fee-earning AUM based on invested capital(2)	8,674	4,966
Fee-earning AUM based on net asset value	10,917	4,126
Fee-earning AUM based on lower of cost or fair market value	8,826	9,178
Total Fee-earning AUM	$46,773	$38,261

Annualized Management Fee Rate(3)	0.61%	0.60%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds.
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2024	2023
Global Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$45,529	$37,547
Inflows(1)	2,184	1,144
Outflows (including realizations)(2)	(735)	(591)
Market Activity & Other(3)	215	(174)
Foreign Exchange(4)	(420)	335
Balance, End of Period	$46,773	$38,261
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
period end.
Fee-earning AUM was $46.8 billion at March 31, 2024, an increase of $1.3 billion, or approximately 3%, compared to
$45.5 billion at December 31, 2023, as inflows were partially offset by outflows. Inflows of $2.2 billion were primarily driven by fee-paying capital raised in our secondaries and co-investment strategies and investment activity across all strategies.
Outflows of $0.7 billion were driven by realizations in our primary and secondaries funds that charge fees on invested capital.
Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.

Fee-earning AUM was $46.8 billion at March 31, 2024, an increase of $8.5 billion, or approximately 22%, compared to
$38.3 billion at March 31, 2023, as inflows more than outpaced outflows during the period. Inflows of $14.1 billion were primarily driven by the activation of of fees and additional commitments raised in our secondaries and co-investment strategies and investment activity across all strategies. Outflows of $5.9 billion were driven by realizations in our primary and secondaries funds and step-downs in fee bases.
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2024
(Dollars in millions)
Global Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$76,860
Inflows(1)	2,352
Outflows (including realizations)(2)	(2,031)
Market Activity & Other(3)	3,534
Foreign Exchange(4)	(791)
Balance, End of Period	$79,924
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
period end.
Total AUM was $79.9 billion at March 31, 2024, an increase of $3.0 billion, or approximately 4%, compared to $76.9 billion at December 31, 2023. The increase was driven by $3.5 billion of market appreciation and other activity and $2.4 billion of inflows related to fundraising primarily in our secondaries and co-investment strategies. These increases were partially offset by outflows of $2.0 billion from realizations predominantly in our primary and secondaries funds.
Fund Performance Metrics
Fund performance information for our Global Investment Solutions funds that have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2024, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. We also present fund performance information for portfolios of investments held by separately managed accounts, generally aggregated either as invested alongside the relevant commingled fund or over a specified time period. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following tables reflect the performance of our significant funds in our Global Investment Solutions business.

(Amounts in millions)				TOTAL INVESTMENTS
				As of March 31, 2024
Global Investment Solutions (1)(8)		Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value (3)	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/ (Giveback) (12)
				(Reported in Local Currency, in Millions)
Secondaries and Portfolio Finance	ASF VIII	2024	$6,506	$1,259	$—	$1,843	$1,843	1.5x	NM	NM	$25
	ASF VII	2020	$6,769	$5,417	$1,057	$6,623	$7,679	1.4x	25%	20%	$93
	ASF VII - SMAs	2020	€2,016	€1,635	€371	€2,017	€2,388	1.5x	24%	21%	$33
	ASF VI	2017	$3,333	$3,147	$2,960	$1,985	$4,945	1.6x	17%	14%	$58
	ASF VI - SMAs	2017	€2,817	€2,739	€2,225	€2,201	€4,425	1.6x	16%	14%	$48
	ASF V	2012	$756	$655	$1,007	$195	$1,202	1.8x	19%	15%	$8
	ASF V - SMAs	2012	€3,916	€4,137	€6,989	€792	€7,780	1.9x	21%	20%	$15
	SMAs 2009-2011	2010	€1,859	€2,029	€3,459	€70	€3,529	1.7x	19%	18%	$—
	All Other Active Funds & Vehicles (9)	Various		$1,318	$527	$1,278	$1,805	1.4x	23%	21%	$17
	Fully Realized Funds & Vehicles	Various		€4,312	€7,077	€34	€7,111	1.6x	19%	18%	$—
Co-Investments	ACF IX	2023	$2,998	$450	$—	$450	$450	1.0x	NM	NM	$—
	ACF VIII	2021	$3,614	$3,243	$45	$3,881	$3,926	1.2x	12%	9%	$20
	ACF VIII - SMAs	2021	$1,069	$847	$32	$1,006	$1,038	1.2x	13%	10%	$5
	ACF VII	2017	$1,688	$1,620	$805	$2,349	$3,154	1.9x	18%	15%	$55
	ACF VII - SMAs	2017	€1,452	€1,441	€594	€2,009	€2,602	1.8x	17%	15%	$45
	SMAs 2014-2016	2014	€1,274	€1,128	€2,172	€792	€2,964	2.6x	25%	23%	$14
	SMAs 2012-2013	2012	€1,124	€1,074	€2,778	€280	€3,058	2.8x	28%	26%	$2
	SMAs 2009-2010	2010	€1,475	€1,397	€3,597	€567	€4,164	3.0x	23%	22%	$—
	Strategic SMAs	Various		$3,662	$1,186	$4,863	$6,048	1.7x	19%	17%	$58
	All Other Active Funds & Vehicles (9)	Various		€477	€594	€138	€733	1.5x	16%	14%	$2
	Fully Realized Funds & Vehicles	Various		€5,814	€9,993	€1	€9,994	1.7x	14%	12%	$—
Primary Investments	SMAs 2021-2023	2021	€4,374	€784	€25	€874	€899	1.1x	NM	NM	$—
	SMAs 2018-2020	2018	$3,101	$2,074	$337	$2,603	$2,941	1.4x	18%	16%	$2
	SMAs 2015-2017	2015	€2,501	€2,466	€2,192	€2,701	€4,894	2.0x	22%	21%	$10
	SMAs 2012-2014	2012	€5,080	€6,000	€8,823	€4,451	€13,274	2.2x	18%	18%	$16
	SMAs 2009-2011	2009	€4,877	€5,800	€10,350	€2,252	€12,602	2.2x	17%	17%	$1
	SMAs 2006-2008	2005	€11,500	€13,623	€22,166	€1,552	€23,717	1.7x	10%	10%	$—
	SMAs 2003-2005	2003	€4,628	€5,143	€8,131	€198	€8,329	1.6x	10%	9%	$—
	All Other Active Funds & Vehicles (9)	Various		€1,856	€1,792	€317	€2,108	1.1x	3%	2%	$—
	Fully Realized Funds & Vehicles	Various		€5,025	€8,178	€39	€8,217	1.6x	12%	11%	$—
TOTAL GLOBAL INVESTMENT SOLUTIONS (USD)(11)				$95,855	$117,478	$50,040	$167,518	1.7x	14%	13%	$527
(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by AlpInvest. Excluded from the performance information shown are: (a) investments that were not originated by AlpInvest (i.e., AlpInvest did not make the original investment decision or recommendation); (b) Direct Investments, which was spun off from AlpInvest in 2005; (c) Carlyle AlpInvest Private Markets Fund; and (d) LP co-investment vehicles managed by AlpInvest. As of March 31, 2024, these excluded portfolios amounted to approximately $6.4 billion of AUM in the aggregate.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Total Net
Accrued Carry excludes $2 million of net accrued carry as of March 31, 2024, which was retained as part of the sale of
MRE on April 1, 2021.
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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior revolving credit facility, which has $1.0 billion of available capacity as of March 31, 2024.
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
Cash and cash equivalents. Cash and cash equivalents were approximately $1.3 billion at March 31, 2024. However, a portion of this cash is allocated for specific business purposes, including, but not limited to: (i) performance allocations and incentive fee related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation and amounts owed to non-controlling interests, (ii) proceeds received from realized investments that are allocable to non-controlling interests, and (iii) regulatory capital.
Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash, cash equivalents, and corporate treasury investments, is approximately $1.2 billion as of March 31, 2024. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
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
dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (6.43% at March 31,
2024). As of March 31, 2024, there were no amounts outstanding under the senior revolving credit facility.
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
Global Credit Revolving Credit Facility. Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. In August 2023, certain subsidiaries of the Company entered into an amendment to the Global Credit Revolving Credit Facility to increase the capacity of the existing revolving line of credit from $250 million to $300 million (the “2027 Tranche Revolving Loans”) and extend the maturity date to occur in September 2027. This amendment also provides for a new tranche of revolving loans with a capacity of $200 million maturing in August 2024 (the “2024 Tranche Revolving Loans,” together with the 2027 Tranche Revolving
Loans, the “Global Credit Revolving Credit Facility”). The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit
Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of
2.00% or an alternate base rate plus an applicable margin of 1.00%. The Company made no borrowings under the Global Credit
Revolving Credit Facility during the three months ended March 31, 2024 and there was no balance outstanding as of March 31,
2024.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements.
The Company’s CLO borrowings were $408.1 million and $431.7 million at March 31, 2024 and December 31, 2023, respectively. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO and generally do not have recourse to any other Carlyle entity. As of
March 31, 2024, $387.1 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note
6, Borrowings, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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

Our accrued performance allocations by segment as of March 31, 2024, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations(1)	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$3,547.7	$(18.4)	$3,529.3
Global Credit	381.6	(25.6)	356.0
Global Investment Solutions	1,638.3	—	1,638.3
Total	$5,567.6	$(44.0)	$5,523.6
Plus: Accrued performance allocations from NGP Carry Funds(2)			488.4
Less: Net accrued performance allocations presented as fee related performance revenues			(2.2)
Less: Accrued performance allocation-related compensation			(3,939.4)
Plus: Receivable for giveback obligations from current and former employees			11.5
Less: Deferred taxes on certain foreign accrued performance allocations			(25.5)
Less/Plus: Net accrued performance allocations/giveback obligations attributable to non-controlling interests in consolidated entities			7.3
Plus: Net accrued performance allocations attributable to Consolidated Funds, eliminated in consolidation			10.2
Net accrued performance revenues before timing differences			2,073.9
Less/Plus: Timing differences between the period when accrued performance allocations/giveback obligations are realized and the period they are collected/distributed(3)			95.0
Net accrued performance revenues attributable to The Carlyle Group Inc.			$2,168.9
(1)Accrued incentive fees are excluded from net accrued performance revenues.
(2)Accrued performance allocations from NGP funds are presented as investments in the condensed consolidated balance sheet.
(3)Includes realized performance allocation-related compensation associated with our updated compensation program that has not yet been paid.
The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of March 31, 2024, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)				Net Accrued Performance Revenues
	Quarter-to-Date		Last Twelve Months
	Q1 2023	Q1 2024	Q1 2023	Q1 2024
Overall Carry Fund Appreciation/(Depreciation)	2%	2%	7%	7%
Global Private Equity(2):					$1,497.9
Corporate Private Equity	1%	—%	3%	4%	908.8
Real Estate	—%	1%	5%	—%	154.6
Infrastructure & Natural Resources	—%	2%	24%	10%	434.5

Global Credit Carry Funds	3%	2%	7%	12%	142.5

Global Investment Solutions Carry Funds	5%	5%	7%	10%	528.5

Net Accrued Performance Revenues					$2,168.9
(1)Appreciation/(Depreciation) represents unrealized gain/(loss) for the period on a total return basis before fees and expenses. The percentage of return is calculated as: ending remaining investment fair market value plus net investment outflow (sales proceeds minus net purchases) minus beginning remaining investment fair market value divided by beginning remaining investment fair market value. Amounts are fund only, and do not include coinvestments.
(2)Includes $1.0 million of net accrued clawback from our Legacy Energy funds.
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
Investments as of March 31, 2024 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$3,047.9	$857.7	$3,905.6
Less: Amounts attributable to non-controlling interests in consolidated entities	(221.7)	—	(221.7)
Plus: Investments in Consolidated Funds, eliminated in consolidation	201.3	—	201.3
Less: Strategic equity method investments in NGP Management	—	(369.3)	(369.3)
Less: Investment in NGP general partners - accrued performance allocations	—	(488.4)	(488.4)
Total investments attributable to The Carlyle Group Inc.	$3,027.5	$—	$3,027.5
(1)Strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations. See Note 4, Investments, to our condensed consolidated financial statements.
Our investments as of March 31, 2024 can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$887.1
Global Credit funds(2)	1,202.0
Global Investment Solutions funds	251.7
Total investments in Carlyle Funds, excluding CLOs	2,340.8
Investments in CLOs	540.8
Other investments	145.9
Total investments attributable to The Carlyle Group Inc.	3,027.5
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc.(3)	(387.1)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$2,640.4
(1)Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2)Includes the Company’s indirect investment in Fortitude through Carlyle FRL, a Carlyle-affiliated investment fund, as discussed in
Note 4, Investments, to the condensed consolidated financial statements. This investment has a carrying value of $709.3 million as of March 31, 2024.
(3)Of the $404.2 million in total CLO borrowings as of March 31, 2024 and as disclosed in Note 6, Borrowings, to the condensed consolidated financial statements, $387.1 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $17.1 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
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
•repurchase our common stock and pay any associated taxes; and
•settle tax withholding obligations in connection with net share settlements of equity-based awards.
Common Stockholder Dividends. Under our dividend policy for our common stock, our intention is to pay dividends to holders of our common stock in an amount of $0.35 per common share on a quarterly basis ($1.40 annually), which commenced with the first quarter 2023 dividend paid in May 2023. For U.S. federal income tax purposes, any dividends we pay generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates)
paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S.
federal income tax purposes, with any excess dividends treated as return of capital to the extent of the stockholder’s basis. The declaration and payment of dividends to holders of our common stock will be at the sole discretion of our Board of Directors and in compliance with applicable law, and our dividend policy may be changed at any time.
With respect to dividend year 2024, the Board of Directors has declared a dividend to common stockholders totaling
$126.0 million, or $0.35 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2024
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2024	$0.35	$126.0	May 14, 2024	May 21, 2024
Total	$0.35	$126.0
With respect to dividend year 2023, the Board of Directors declared cumulative dividends to common stockholders totaling $506.0 million, consisting of the following:

Common Stock Dividends - Dividend Year 2023
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2023	$0.35	$126.7	May 16, 2023	May 23, 2023
Q2 2023	0.35	126.3	August 15, 2023	August 23, 2023
Q3 2023	0.35	126.3	November 21, 2023	November 29, 2023
Q4 2023	0.35	126.7	February 23, 2024	March 1, 2024
Total	$1.40	$506.0
Dividends to common stockholders paid during the three months ended March 31, 2024 totaled $126.7 million, including the amount paid in March 2024 of $0.35 per common share in respect of the fourth quarter of 2023. Dividends to common stockholders paid during the three months ended March 31, 2023 totaled $118.4 million, including the amount paid in March
2023 of $0.325 per common share in respect of the fourth quarter of 2022.
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
Since our inception through March 31, 2024, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals.
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives, and other professionals through our internal co-investment program. Of the $4.2 billion of unfunded commitments, approximately $3.6 billion is subscribed individually by senior Carlyle professionals, operating executives, and other professionals, with the balance funded directly by the Company. Approximately 69% of the $4.2 billion of unfunded commitments relate to investment funds in our Global Private Equity segment.
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of March 31, 2024, there were no outstanding commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital
Markets platform.
Repurchase Program. During the three months ended March 31, 2024, we paid an aggregate of $130.6 million to repurchase and retire approximately 2.9 million shares of common stock. In addition, during the three months ended March 31,
2024, we paid an aggregate of $19.4 million and retired 0.5 million shares of common stock to settle tax withholding obligations in connection with net share settlements of equity-based awards, for a total of $150.0 million shares repurchased or withheld in the quarter. As of March 31, 2024, $1.3 billion of repurchase capacity remained under the share repurchase program, which reflects the cost of common shares repurchased as well as shares settled for tax withholding payments made by the Company related to the net share settlement of equity-based awards. For further information on our repurchase program, see
Note 13, Equity, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows, which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP, are summarized below.

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by (used in) operating activities	$71.1	$(112.5)
Net cash used in investing activities	(14.2)	(93.9)
Net cash used in financing activities	(216.7)	(136.5)
Effect of foreign exchange rate changes	(4.4)	8.3
Net change in cash, cash equivalents and restricted cash	$(164.2)	$(334.6)
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
Cash flows provided by (used in) operating activities during the three months ended March 31, 2024 and 2023, excluding the activities of our Consolidated Funds, were $114.2 million and $(24.4) million, respectively. During the three months ended

March 31, 2024 and 2023, cash inflows impacting net cash used in operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $1.2 billion and $1.0 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $1.0 billion and $0.9 billion for the three months ended March 31, 2024 and 2023, respectively. Additionally, operating outflows during the three months ended March 31, 2023 included a $68.6 million payment relating to the Carlyle
Aviation Partners earn-out.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the three months ended March 31, 2024, investment proceeds were $102.1 million as compared to investment purchases of $145.1 million, which included a $115.1 million purchase price adjustment related to our investment in Fortitude. During the three months ended March 31, 2023, investment proceeds were $78.6 million as compared to investment purchases of $18.5 million.
The net cash provided by operating activities for the three months ended March 31, 2024 and 2023 also reflects the investment activity of our Consolidated Funds. For the three months ended March 31, 2024, purchases of investments by the
Consolidated Funds were $1.5 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1.3 billion. For the three months ended March 31, 2023, purchases of investments by the Consolidated Funds were $0.4 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $0.3 billion.
Net cash used in investing activities. Our investing activities generally reflect cash used for fixed assets, software for internal use, and corporate treasury investments. For the three months ended March 31, 2024, cash used in investing activities principally reflects purchases of fixed assets of $14.2 million. For the three months ended March 31, 2023, cash used in investing activities principally reflects purchases of corporate treasury investments of $101.1 million and purchases of fixed assets $12.9 million, partially offset by proceeds from corporate treasury investments of $20.1 million.
Net cash used in financing activities. Net cash used in financing activities during the three months ended March 31, 2024 and 2023, excluding the activities of our Consolidated Funds, was $259.2 million and $222.1 million, respectively. During the three months ended March 31, 2024 and 2023, we made no borrowings or repayments under the revolving credit facilities. We also paid $68.8 million in each of January 2024 and January 2023, representing the final and fourth annual installments, respectively, of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion.
Dividends paid to our common stockholders were $126.7 million and $118.4 million for the three months ended March
31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, we paid $150.0 million and $100.3 million, respectively, to repurchase and retire 3.3 million and 3.0 million shares, respectively, which included shares retired in connection with the net share settlement of equity-based awards during the three months ended March 31, 2024.
The net borrowings (payments) on loans payable by our Consolidated Funds during the three months ended March 31,
2024 and 2023 were $45.3 million and $68.7 million, respectively. Contributions from non-controlling interest holders were
$64.7 million and $18.7 million for the three months ended March 31, 2024 and 2023, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the three months ended March 31, 2024 and
2023, distributions to non-controlling interest holders were $19.0 million and $9.9 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $20.8 billion at March 31, 2024, a decrease of $0.3 billion compared to December 31, 2023, primarily attributable to a decrease in Investments, including performance allocations of $0.5 billion and a decrease in Cash and cash equivalents of $0.2 billion, partially offset by an increase in Investments in Consolidated Funds of $0.2 billion. The decrease in
Investments, including performance allocations was primarily due to a decrease in accrued performance allocations, reflecting year-to-date realizations as well as performance allocation reversals in certain funds, which more than offset the impact of 2%
appreciation in our carry funds year-to-date. Refer to “—Cash Flows” for details on the decrease in Cash and cash equivalents.
Total liabilities were $15.1 billion at March 31, 2024, a decrease of $0.3 billion from December 31, 2023. The decrease in liabilities was primarily attributable to a decrease in accrued compensation and benefits of $0.7 billion, partially offset by an increase in Deferred revenue of $0.3 billion and an increase of $0.2 billion in Other liabilities of Consolidated Funds. The decrease in Accrued compensation and benefits was primarily due to reversals of accrued compensation related to a decrease in performance allocations, as well as payments of year-end bonuses. The increase in Deferred revenue was driven by the receipt of management fees not yet recognized as revenue.

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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 17, Supplemental Financial
Information, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At March 31,
2024, our total assets without the effect of the Consolidated Funds were $13.3 billion, including cash and cash equivalents of
$1.3 billion and net accrued performance revenues of $2.2 billion.
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
For further information regarding our off-balance sheet arrangements, see Note 2, Summary of Significant Accounting
Policies, and Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in this
Quarterly Report on Form 10-Q.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2024 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Apr. 1, 2024 to Dec. 31, 2024	2025-2026	2027-2028	Thereafter	Total
	(Dollars in millions)
Debt obligations(1)	$—	$61.7	$79.0	$2,142.4	$2,283.1
Interest payable(2)	87.9	220.3	205.8	1,637.5	2,151.5
Other consideration(3)	0.6	37.0	18.0	—	55.6
Operating lease obligations(4)	50.2	133.4	132.3	296.5	612.4
Capital commitments to Carlyle funds(5)	4,235.2	—	—	—	4,235.2
Tax receivable agreement payments(6)	—	12.1	11.2	52.9	76.2
Loans payable of Consolidated Funds(7)	283.9	753.6	754.7	7,969.2	9,761.4
Unfunded commitments of the CLOs(8)	3.6	—	—	—	3.6
Consolidated contractual obligations	4,661.4	1,218.1	1,201.0	12,098.5	19,179.0
Loans payable of Consolidated Funds(7)	(283.9)	(753.6)	(754.7)	(7,969.2)	(9,761.4)
Capital commitments to Carlyle funds(5)	(3,555.9)	—	—	—	(3,555.9)
Unfunded commitments of the CLOs(8)	(3.6)	—	—	—	(3.6)
Carlyle Operating Entities contractual obligations	$818.0	$464.5	$446.3	$4,129.3	$5,858.1
(1)The table above assumes that no prepayments are made on the senior and subordinated notes and that the outstanding balances, if any, on the senior credit facility and Global Credit Revolving Credit Facility are repaid on the maturity dates of credit facilities. The CLO term loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 6, Borrowings, to the condensed consolidated financial statements for the various maturity dates of our borrowings.
(2)The interest rates on the debt obligations as of March 31, 2024 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 5.27% to
12.05% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the
CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
(3)These obligations represent our estimate of amounts to be paid on the contingent cash obligations associated with our acquisitions of Carlyle Aviation
Partners and Abingworth. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the Company and its subsidiaries, and do not bear interest.
(4)We lease office space in various countries around the world, including our largest offices in Washington, D.C., New York City, London, Amsterdam
and Hong Kong, which have non-cancelable lease agreements expiring in various years through 2036. The amounts in this table represent the minimum lease payments required over the term of the lease.
(5)These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $4.2 billion of unfunded commitments to the funds, approximately $3.6 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of March 31, 2024, at spreads to market rates pursuant to the debt agreements, and range from 1.15% to 14.18%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $42.7 million at March 31, 2024 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Abingworth, which are accounted for as compensation expense, and are accrued over the service period. If earned, payments are made in the quarter following the performance year to which the payments relate. The contingent cash obligations relate to future incentive payments of up to
$130.0 million that are payable upon the achievement of certain performance targets during 2023 through 2028, which is the maximum amount that could be paid as of March 31, 2024. There are no material amounts recognized on the balance sheet related to these contingent cash obligations as of March 31, 2024.
In connection with our acquisition of Carlyle Aviation Partners, we had contingent cash payments related to an earn-out of up to $150.0 million that were payable upon the achievement of certain revenue and earnings performance targets during
2020 through 2025. Through December 31, 2022, we paid $53.6 million related to this earn-out. During the first quarter of
2023, we entered into a termination and settlement agreement with respect to the earn-out, pursuant to which we paid
$68.6 million, and agreed to pay an aggregate $2.4 million in installments in 2024 and 2025. Pursuant to the termination and settlement agreement, we paid the first installment during the first quarter of 2024.
Risk Retention Rules
We will continue to comply with the risk retention rules governing CLOs issued in Europe for which we are a sponsor, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals and/or third party financing.
Guarantees
See Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in this
Quarterly Report on Form 10-Q for information related to all of our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated financial statements as of
March 31, 2024. See Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to indemnifications.
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
When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. See Note 9, Related Party Transactions, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information related to our contingent obligations (giveback).
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Carlyle Common Stock
A rollforward of our common stock outstanding for the three months ended March 31, 2024 is as follows:

Three Months Ended March 31,
2024
Balance, beginning of period	361,326,172
Shares issued	787,568
Shares repurchased/retired	(2,853,602)
Balance, end of period	359,260,138
Shares of The Carlyle Group Inc. common stock issued during the period from December 31, 2023 through March 31,
2024 relate to the vesting of the Company’s restricted stock units and shares issued and delivered in connection with our equity method investment in NGP. Shares of The Carlyle Group Inc. common stock issued and repurchased/retired during the period from December 31, 2023 through March 31, 2024 do not include shares retired as part of the net share settlement of equity-
based awards.
The total shares as of March 31, 2024 as shown above exclude approximately 0.6 million net common shares in connection with the vesting of restricted stock units subsequent to March 31, 2024 that will participate in the common shareholder dividend that will be paid on May 21, 2024.
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
There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form
10-K for the year ended December 31, 2023.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is related to our role as general partner or investment advisor to our investment funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, incentive fees and investment income, including performance allocations. Although our investment funds share many common themes, each of our asset management asset classes runs its own investment and risk management processes, subject to our overall risk tolerance and philosophy. The investment process of our investment funds involves a comprehensive due diligence approach, including review of reputation of shareholders and management, company size and sensitivity of cash flow generation, business sector and competitive risks, portfolio fit, exit risks and other key factors highlighted by the deal team. Key investment decisions are generally subject to approval by both the fund-level managing directors, as well as the investment committee, which is generally comprised of one or more of the three founding partners, one or more operating executives and/
or senior investment professionals associated with that particular fund. Once an investment in a portfolio company has been made, our fund teams closely monitor the performance of the portfolio company, generally through frequent contact with management and the receipt of financial and management reports.
There was no material change in our market risks during the three months ended March 31, 2024. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4.Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)
under the Exchange Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found under “Legal Matters” in Note 8, Commitments and
Contingencies, of the notes to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, and such information is incorporated by reference into this Item 1.
Item 1A.  Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual
Report on Form 10-K for the year ended December 31, 2023.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended March 31, 2024 for the periods indicated. During the three months ended March 31, 2024, 2.9 million shares were repurchased. In addition, 0.5 million shares were retired in connection with the net share settlement of equity-based awards, which are not included in the table below.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (3)
	(Dollars in millions, except share and per share data)
January 1, 2024 to January 31, 2024 (1)	—	$—	—	$396.8
February 1, 2024 to February 29, 2024 (1)(2)	1,024,995	$44.49	1,024,995	$1,354.4
March 1, 2024 to March 31, 2024 (1)(2)	1,828,607	$46.48	1,828,607	$1,269.4
Total	2,853,602		2,853,602
(1)On October 28, 2021, we announced that the Board of Directors of the Company authorized the repurchase of up to $400 million of common stock in the aggregate, effective January 1, 2022. In February 2023, the Board of Directors replenished the repurchase program and expanded the limit to $500 million of common stock in the aggregate, effective March 31, 2023. The Board of
Directors reset the total repurchase authorization to $1.4 billion in shares of our common stock, effective as of February 6, 2024, which authorization replaced the Company’s prior $500 million authorization. Under the share repurchase program, shares of our common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to the repurchase of common stock, the repurchase program is used for the payment of tax withholding amounts upon net share settlement of equity-
based awards granted pursuant to our Equity Incentive Plan or otherwise based on the value of shares withheld that would have otherwise been issued to the award holder. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
(2)Reflects shares purchased in open market and brokered transactions, which were subsequently retired.
(3)The remaining repurchase authorization was $1,256.9 million as of March 31, 2024 when factoring in the net share settlement of equity-based awards subsequent to February 6, 2024.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to
Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2023).

3.2	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.1*+	Form of Global Restricted Stock Unit Agreement for 2024 Time-Based Awards.

10.2*+	Form of Global Restricted Stock Unit Agreement for 2024 Bonus Deferral Awards.

10.3*+	Form of Global Performance-Based Restricted Stock Unit Agreement for 2024 Stock Price Appreciation PSU Award Program Awards.

22*	Senior and Subordinated Notes, Issuers and Guarantors.

31.1*	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1**	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group Inc.

Date: May 7, 2024	By:	/s/ John C. Redett
	Name:	John C. Redett
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)