Form 10-Q
period 2024-06-30
Carlyle Group Inc.
filed 2024-08-06
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2024
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
As of July 31, 2024, there were 356,375,196 shares of common stock of the registrant outstanding.
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
Carlyle does not conduct any public solicitations (including print and online articles, advertisements, or postings on social media sites, messaging applications such as Telegram, WeChat, or WhatsApp, or other public platforms) with respect to investments, fundraising, cryptocurrency, or opening accounts on social media sites. Any investment-related communication received from these platforms purporting to be from a Carlyle professional is fraudulent and should be reported to authorities.

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
•Global Credit: liquid credit, private credit, real assets credit, and other credit such as insurance solutions, platform initiatives, and capital markets; and
•Global Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. and its affiliates (“AlpInvest”), which include primary fund, secondary and portfolio financing, and co-investment strategies.
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
We include in our calculation of AUM and Fee-earning AUM the NGP Carry Funds that are advised by NGP. Our calculation of AUM also includes third-party capital raised for the investment in Fortitude through a Carlyle-affiliated investment fund and from strategic investors which directly invests in Fortitude alongside the fund. The total AUM and Fee-
earning AUM related to the strategic advisory services agreement with Fortitude is inclusive of the net asset value of investments in Carlyle products. These amounts are also reflected in the AUM and Fee-earning AUM of the strategy in which they are invested.
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
“Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) Carlyle Tactical Private Credit Fund (“CTAC”) and (e) our closed-end tender offer fund Carlyle AlpInvest Private
Markets Fund (“CAPM”).
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$914.8	$1,440.3
Cash and cash equivalents held at Consolidated Funds	1,047.5	346.0
Restricted cash	2.3	1.8
Corporate treasury investments	5.6	—
Investments, including accrued performance allocations of $5,667.2 and $6,169.9 as of June 30, 2024 and December 31, 2023, respectively	9,598.4	9,955.3
Investments of Consolidated Funds	8,428.4	7,253.1
Due from affiliates and other receivables, net	715.4	691.6
Due from affiliates and other receivables of Consolidated Funds, net	228.4	141.0
Fixed assets, net	167.5	161.5
Lease right-of-use assets, net	354.0	332.2
Deposits and other	73.4	70.6
Intangible assets, net	700.2	766.1
Deferred tax assets	48.2	16.5
Total assets	$22,284.1	$21,176.0
Liabilities and equity
Debt obligations	$2,235.2	$2,281.0
Loans payable of Consolidated Funds	7,801.1	6,486.5
Accounts payable, accrued expenses and other liabilities	371.1	333.8
Accrued compensation and benefits	4,328.0	4,922.2
Due to affiliates	213.5	275.9
Deferred revenue	129.6	140.3
Deferred tax liabilities	26.3	45.3
Other liabilities of Consolidated Funds	900.3	374.4
Lease liabilities	505.7	488.1
Accrued giveback obligations	43.9	44.0
Total liabilities	16,554.7	15,391.5
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (356,375,196 and 361,326,172 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	3.6	3.6
Additional paid-in-capital	3,642.6	3,403.0
Retained earnings	1,707.7	2,082.1
Accumulated other comprehensive loss	(324.0)	(297.3)
Non-controlling interests in consolidated entities	699.5	593.1
Total equity	5,729.4	5,784.5
Total liabilities and equity	$22,284.1	$21,176.0
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Fund management fees	$534.4	$507.8	$1,058.0	$1,008.6
Incentive fees	31.3	21.0	57.5	40.8
Investment income (loss)
Performance allocations	198.2	(246.8)	41.2	(86.0)
Principal investment income (loss)	88.1	(7.2)	161.2	4.5
Total investment income (loss)	286.3	(254.0)	202.4	(81.5)
Interest and other income	52.1	50.2	109.7	94.2
Interest and other income of Consolidated Funds	165.6	137.1	330.5	259.0
Total revenues	1,069.7	462.1	1,758.1	1,321.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	206.3	270.6	428.2	530.8
Equity-based compensation	125.2	68.0	233.5	122.4
Performance allocations and incentive fee related compensation	144.2	(92.2)	71.4	13.5
Total compensation and benefits	475.7	246.4	733.1	666.7
General, administrative and other expenses	187.9	168.5	335.6	327.7
Interest	30.4	30.7	61.2	60.4
Interest and other expenses of Consolidated Funds	152.1	102.1	276.7	195.8
Other non-operating (income) expenses	(0.3)	—	(0.1)	0.1
Total expenses	845.8	547.7	1,406.5	1,250.7
Other income (loss)
Net investment income (loss) of Consolidated Funds	(5.1)	15.6	(12.1)	19.2
Income (loss) before provision (benefit) for income taxes	218.8	(70.0)	339.5	89.6
Provision (benefit) for income taxes	69.5	(7.3)	91.4	27.0
Net income (loss)	149.3	(62.7)	248.1	62.6
Net income attributable to non-controlling interests in consolidated entities	1.1	35.7	34.3	60.3
Net income (loss) attributable to The Carlyle Group Inc.	$148.2	$(98.4)	$213.8	$2.3
Net income (loss) attributable to The Carlyle Group Inc. per common share (see Note 12)
Basic	$0.41	$(0.27)	$0.59	$0.01
Diluted	$0.40	$(0.27)	$0.58	$0.01
Weighted-average common shares
Basic	358,317,151	361,263,253	359,612,699	362,099,112
Diluted	366,896,000	361,263,253	368,119,801	364,319,875
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$149.3	$(62.7)	$248.1	$62.6
Other comprehensive income (loss)
Foreign currency translation adjustments	(9.2)	9.2	(29.9)	29.0
Defined benefit plans
Unrealized income for the period	0.2	(0.3)	0.6	—
Reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	—	—	(0.1)	(0.1)
Other comprehensive income (loss)	(9.0)	8.9	(29.4)	28.9
Comprehensive income (loss)	140.3	(53.8)	218.7	91.5
Comprehensive income attributable to non-controlling interests in consolidated entities	1.1	38.7	31.6	66.3
Comprehensive income (loss) attributable to The Carlyle Group Inc.	$139.2	$(92.5)	$187.1	$25.2
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at March 31, 2024	359.3	$3.6	$3,513.9	$1,868.2	$(315.0)	$669.3	$5,740.0
Shares repurchased	(3.5)	—	—	(151.1)	—	—	(151.1)
Net shares issued for equity-based awards	0.6	—	—	(28.3)	—	—	(28.3)
Equity-based compensation	—	—	125.0	—	—	—	125.0
Dividend-equivalent rights on certain equity- based awards	—	—	3.7	(3.7)	—	—	—
Contributions	—	—	—	—	—	55.7	55.7
Dividends and distributions	—	—	—	(125.6)	—	(26.6)	(152.2)
Net income	—	—	—	148.2	—	1.1	149.3
Currency translation adjustments	—	—	—	—	(9.2)	—	(9.2)
Defined benefit plans, net	—	—	—	—	0.2	—	0.2
Balance at June 30, 2024	356.4	$3.6	$3,642.6	$1,707.7	$(324.0)	$699.5	$5,729.4

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2023	361.3	$3.6	$3,403.0	$2,082.1	$(297.3)	$593.1	$5,784.5
Shares repurchased	(6.3)	—	—	(282.3)	—	—	(282.3)
Net shares issued for equity-based awards	1.4	—	—	(47.7)	—	—	(47.7)
Equity-based compensation	—	—	233.7	—	—	—	233.7
Dividend-equivalent rights on certain equity- based awards	—	—	5.9	(5.9)	—	—	—
Contributions	—	—	—	—	—	120.4	120.4
Dividends and distributions	—	—	—	(252.3)	—	(45.6)	(297.9)
Net income	—	—	—	213.8	—	34.3	248.1
Currency translation adjustments	—	—	—	—	(27.2)	(2.7)	(29.9)
Defined benefit plans, net	—	—	—	—	0.5	—	0.5
Balance at June 30, 2024	356.4	$3.6	$3,642.6	$1,707.7	$(324.0)	$699.5	$5,729.4

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at March 31, 2023	362.1	$3.6	$3,195.5	$3,280.9	$(305.2)	$636.7	$6,811.5
Shares repurchased	(2.2)	—	—	(60.5)	—	—	(60.5)
Equity-based compensation	—	—	68.6	—	—	—	68.6
Shares issued for equity-based awards	0.1	—	—	—	—	—	—
Deconsolidation of a Consolidated Entity	—	—	—	—	—	(7.1)	(7.1)
Dividend-equivalent rights on certain equity- based awards	—	—	2.4	(2.4)	—	—	—
Contributions	—	—	—	—	—	36.8	36.8
Dividends and distributions	—	—	—	(126.7)	—	(24.2)	(150.9)
Net income (loss)	—	—	—	(98.4)	—	35.7	(62.7)
Currency translation adjustments	—	—	—	—	6.2	3.0	9.2
Defined benefit plans, net	—	—	—	—	(0.3)	—	(0.3)
Balance at June 30, 2023	360.0	$3.6	$3,266.5	$2,992.9	$(299.3)	$680.9	$6,644.6

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2022	362.3	$3.6	$3,138.5	$3,401.1	$(322.2)	$600.3	$6,821.3
Shares repurchased	(5.2)	—	—	(160.8)	—	—	(160.8)
Equity-based compensation	—	—	123.4	—	—	—	123.4
Shares issued for equity-based awards	2.9	—	—	—	—	—	—
Dividend-equivalent rights on certain equity- based awards	—	—	4.6	(4.6)	—	—	—
Deconsolidation of a Consolidated Entity	—	—	—	—	—	(7.1)	(7.1)
Contributions	—	—	—	—	—	55.5	55.5
Dividends and distributions	—	—	—	(245.1)	—	(34.1)	(279.2)
Net income	—	—	—	2.3	—	60.3	62.6
Currency translation adjustments	—	—	—	—	23.0	6.0	29.0
Defined benefit plans, net	—	—	—	—	(0.1)	—	(0.1)
Balance at June 30, 2023	360.0	$3.6	$3,266.5	$2,992.9	$(299.3)	$680.9	$6,644.6
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$248.1	$62.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	90.8	88.1
Equity-based compensation	233.5	122.4
Non-cash performance allocations and incentive fees, net	146.2	298.7
Non-cash principal investment income	(145.6)	2.7
Other non-cash amounts	(1.5)	19.9
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(83.0)	(141.1)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	95.1	121.9
Purchases of investments by Consolidated Funds	(3,874.9)	(1,718.3)
Proceeds from sales and settlements of investments by Consolidated Funds	2,687.1	865.1
Non-cash interest income, net	(11.4)	(15.9)
Change in cash and cash equivalents held at Consolidated Funds	(701.7)	(354.8)
Change in other receivables held at Consolidated Funds	(87.6)	(10.3)
Change in other liabilities held at Consolidated Funds	530.5	262.6
Purchases of investments	(180.1)	(126.5)
Proceeds from the sale of investments	185.1	137.2
Payments of contingent consideration	(1.5)	(68.6)
Changes in deferred taxes, net	(42.5)	(91.6)
Change in due from affiliates and other receivables	(21.2)	(4.4)
Change in deposits and other	(7.8)	(49.0)
Change in accounts payable, accrued expenses and other liabilities	37.1	(39.7)
Change in accrued compensation and benefits	(277.4)	(201.6)
Change in due to affiliates	(2.1)	(8.4)
Change in lease right-of-use assets and lease liabilities	(4.0)	(5.0)
Change in deferred revenue	(9.8)	5.0
Net cash used in operating activities	(1,198.6)	(849.0)
Cash flows from investing activities
Purchases of corporate treasury investments	(5.0)	(145.2)
Proceeds from corporate treasury investments	—	122.4
Purchases of fixed assets, net	(31.9)	(32.5)
Net cash used in investing activities	(36.9)	(55.3)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities
Borrowings under credit facilities	10.4	—
Repayments under credit facilities	(10.4)	—
Payments on CLO borrowings	(36.0)	(4.5)
Net borrowings on loans payable of Consolidated Funds	1,328.5	876.1
Dividends to common stockholders	(252.3)	(245.1)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	120.4	55.5
Distributions to non-controlling interest holders	(45.6)	(34.1)
Common shares repurchased and net share settlement of equity awards	(328.3)	(160.8)
Change in due to/from affiliates financing activities	(0.7)	(10.3)
Net cash provided by financing activities	717.2	408.0
Effect of foreign exchange rate changes	(6.7)	10.5
Decrease in cash, cash equivalents and restricted cash	(525.0)	(485.8)
Cash, cash equivalents and restricted cash, beginning of period	1,442.1	1,361.5
Cash, cash equivalents and restricted cash, end of period	$917.1	$875.7
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$914.8	$870.3
Restricted cash	2.3	5.4
Total cash, cash equivalents and restricted cash, end of period	$917.1	$875.7
Cash and cash equivalents held at Consolidated Funds	$1,047.5	$536.4
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
As of June 30, 2024, assets and liabilities of the consolidated VIEs reflected in the condensed consolidated balance sheets were $9.7 billion and $9.0 billion, respectively. As of December 31, 2023, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $7.8 billion and $6.9 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees and contingent incentive fees have been eliminated as intercompany transactions. As of June 30, 2024, the Company held $205.1 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include certain investment funds in the Global Private Equity segment that are accounted for as consolidated VIEs due to the
Company providing financing to bridge investment purchases. As of June 30, 2024, the Company held $346.5 million of notes receivable and investments related to these investment funds which represents its maximum risk of loss. The Company’s
Consolidated Funds also include certain funds in the Global Credit and Global Investment Solutions segments that are accounted for as consolidated VIEs due to the Company having a significant indirect interest in these funds via the Company’s investment in Fortitude (see Note 4, Investments).
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

	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Investments	$1,083.9	$1,118.4
Accrued performance allocations	548.7	492.3
Management fee receivables	77.6	65.1
Total	$1,710.2	$1,675.8

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
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, which includes assessing the collectability of the consideration to which it will be entitled in exchange for the goods or services transferred to the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation.
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
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.4%
to 0.5% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are generally due quarterly in arrears based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The Company will receive management fees for the CLOs, generally five to ten years after issuance, including after the CLO redemption date until all eligible assets are disposed of or at such time the collateral manager waives fees at its discretion. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 1.0% of capital under management to 1.5% of gross assets, excluding cash and cash equivalents. Management fees for CTAC are due monthly in arrears at the annual rate of 1.0%
of the month-end value of the CTAC’s net assets. Carlyle Aviation Partners’ funds have varying management fee arrangements depending on the strategy of the particular fund. Under the strategic advisory services agreement with Fortitude, the Company earns a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed upon range based on Fortitude’s overall profitability and is due quarterly in arrears. Managed accounts across the Global Credit segment have varying management fee arrangements depending on the strategy of the particular account.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

satisfied and collection is reasonably assured. The Company is generally required to offset its fund management fees earned by a percentage of the transaction and advisory fees earned, which is referred to as the “rebate offset,” which is generally 100%.
The Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle
Global Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of $26.2 million and $16.5 million for the three months ended June 30, 2024 and 2023, respectively, and $50.0 million and
$29.9 million for the six months ended June 30, 2024 and 2023, respectively, net of rebate offsets as defined in the respective partnership agreements.
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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return, and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of June 30, 2024 and December 31, 2023, the
Company accrued $43.9 million and $44.0 million, respectively, for giveback obligations.
Principal investment income (loss) is realized when the Company redeems all or a portion of its investment or when the
Company receives or is due cash income, such as dividends or distributions. Unrealized principal investment income (loss)
results from the Company’s proportionate share of the investee’s unrealized earnings, including changes in the fair value of the underlying investment, as well as the reversal of unrealized gain (loss) at the time an investment is realized. As it relates to the
Company’s investments in NGP (see Note 4, Investments), principal investment income includes the compensation expense associated with compensatory arrangements provided by the Company to employees of its equity method investee.
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $149.3 million and $122.1 million for the three months ended June 30, 2024 and 2023, respectively, and $291.9 million and $231.9 million for the six months ended June 30, 2024 and 2023, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees and certain other interests earned is due to employees and advisors of the Company. These amounts are accounted for as profit sharing interests in compensation expense in a systematic and rational manner in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. The liability is measured assuming the hypothetical liquidation of the associated funds’ underlying investments as of the measurement date. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As any vesting requirement is accelerated upon realization, the service period is not considered substantive when recording the liability based on the hypothetical liquidation value. Effective December 31, 2023, the Company updated its compensation and incentives program, resulting in a higher proportion of our performance allocations revenue being used to compensate its personnel; accordingly, Performance allocations and incentive fee related compensation during the three and six months ended June 30, 2024 will not meaningfully compare to the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, the Company had
recorded a liability of $4.0 billion and $4.3 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase
(“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of June 30, 2024, $285.6 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the condensed consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the condensed consolidated balance sheets.
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

The Carlyle Group Inc.
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
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of June 30, 2024 and December 31, 2023 were as follows:

	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Currency translation adjustments	$(320.0)	$(292.8)
Unrealized losses on defined benefit plans	(4.0)	(4.5)
Total	$(324.0)	$(297.3)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains
(losses) resulting from transactions outside of the functional currency of an entity of $0.5 million and $(10.7) million for the three months ended June 30, 2024 and 2023, respectively, and $1.0 million and $(22.5) million for the six months ended June
30, 2024 and 2023, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting–Improvements to Reportable Segment
Disclosures, which requires, among other things, disclosure of significant segment expense categories and amounts for each reportable segment on an interim and annual basis. The guidance is effective for fiscal years beginning after December 15,
2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the impact of this guidance to be material to its condensed consolidated financial statements.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy levels as disclosed in Note 2, Summary of Significant Accounting Policies, as of June 30, 2024:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds(1):
Equity securities(2)	$—	$—	$420.0	$420.0
Bonds	—	—	489.5	489.5
Loans	—	—	7,024.0	7,024.0
	—	—	7,933.5	7,933.5
Investments in CLOs and other:
Investments in CLOs	—	—	494.6	494.6
Other investments(3)	41.6	43.1	108.6	193.3
	41.6	43.1	603.2	687.9
Corporate treasury investments:
Commercial paper and other	—	5.6	—	5.6
	—	5.6	—	5.6
Foreign currency forward contracts	—	4.5	—	4.5
Subtotal	$41.6	$53.2	$8,536.7	$8,631.5
Investments measured at net asset value				505.0
Total				$9,136.5
Liabilities
Loans payable of Consolidated Funds(4)(5)	$—	$—	$7,623.4	$7,623.4
Foreign currency forward contracts	—	0.5	—	0.5
Total	$—	$0.5	$7,623.4	$7,623.9
(1)This balance excludes $494.9 million of Investments of Consolidated Funds that are included in Investments measured at net asset value, which relate to certain consolidated investment fund of funds in the Company’s Global Investment Solutions segment.
(2)This balance includes $361.5 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs as of June 30, 2024.
(3)The Level III balance excludes $55.6 million related to three corporate investments in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to
ASC 321, Investments–Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(4)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interest held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(5)Loans payable of Consolidated Funds balance excludes a $177.7 million revolving credit balance.

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
(1)This balance excludes $490.9 million of Investments of Consolidated Funds that are included in Investments measured at net asset value, which relate to certain consolidated investment fund of funds in the Company’s Global Investment Solutions segment.
(2)This balance includes $322.0 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs as of December 31, 2023.
(3)The Level III balance excludes $50.4 million related to two corporate investments in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to
ASC 321, Investments–Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
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

	Financial Assets
	Three Months Ended June 30, 2024
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$387.3	$500.4	$6,064.9	$520.8	$93.2	$7,566.6
Purchases	38.2	71.7	2,279.7	—	7.2	2,396.8
Sales and distributions	(4.0)	(70.0)	(801.2)	(36.5)	—	(911.7)
Settlements	—	—	(520.7)	—	—	(520.7)
Realized and unrealized gains (losses), net
Included in earnings	(1.5)	(9.7)	20.7	10.7	8.2	28.4
Included in other comprehensive income	—	(2.9)	(19.4)	(0.4)	—	(22.7)
Balance, end of period	$420.0	$489.5	$7,024.0	$494.6	$108.6	$8,536.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(4.6)	$(6.5)	$20.9	$10.7	$8.2	$28.7
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(2.6)	$(18.6)	$(0.4)	$—	$(21.6)

	Financial Assets
	Six Months Ended June 30, 2024
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$377.6	$522.5	$5,862.1	$532.6	$84.6	$7,379.4
Purchases	63.0	118.1	3,677.1	1.0	7.2	3,866.4
Sales and distributions	(10.1)	(142.8)	(1,530.7)	(60.5)	(0.9)	(1,745.0)
Settlements	—	—	(985.4)	—	—	(985.4)
Realized and unrealized gains (losses), net
Included in earnings	(10.5)	5.9	93.5	25.9	17.7	132.5
Included in other comprehensive income	—	(14.2)	(92.6)	(4.4)	—	(111.2)
Balance, end of period	$420.0	$489.5	$7,024.0	$494.6	$108.6	$8,536.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(13.0)	$8.6	$85.6	$25.9	$16.8	$123.9
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(11.2)	$(72.6)	$(4.4)	$—	$(88.2)

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
(1)As a result of the deconsolidation of one fund during the three and six months ended June 30, 2023.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended June 30,
	2024	2023
Balance, beginning of period	$6,352.3	$5,647.9
Borrowings	3,000.2	869.2
Paydowns	(258.7)	(46.9)
Sales	(1,453.2)	(82.5)
Realized and unrealized (gains) losses, net
Included in earnings	5.8	(19.7)
Included in other comprehensive income	(23.0)	15.9
Balance, end of period	$7,623.4	$6,383.9
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$7.1	$(18.1)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(27.1)	$16.1

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Six Months Ended June 30,
	2024	2023
Balance, beginning of period	$6,298.6	$5,491.6
Borrowings	3,546.9	869.8
Paydowns	(466.4)	(49.0)
Sales	(1,741.9)	(120.6)
Realized and unrealized (gains) losses, net
Included in earnings	95.2	121.7
Included in other comprehensive income	(109.0)	70.4
Balance, end of period	$7,623.4	$6,383.9
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$101.7	$126.7
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(123.6)	$68.3
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the Company’s Level III inputs as of June 30, 2024:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	June 30, 2024
Assets
Investments of Consolidated Funds:
Equity securities	$2.3	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 191.10 (0.00)
	361.5	Discounted Cash Flow	Discount Rates	10% - 11% (11%)
			Terminal Growth Rate	0% - 7% (5%)
		Comparable Multiple	EBITDA Multiple	12.5x - 12.5x (12.5x)
			TCF Multiple	26.9x - 26.9x (26.9x)
	44.5	Discounted Cash Flow	Discount Rates	12% - 12% (12%)
			Terminal Growth Rate	6% - 6% (6%)
		Comparable Multiple	EBITDA Multiple	7.2x - 7.2x (7.2x)
	11.7	Other(1)	N/A	N/A

Bonds	489.5	Consensus Pricing	Indicative Quotes (% of Par)	27 - 103 (91)
Loans	7,000.1	Consensus Pricing	Indicative Quotes (% of Par)	0 - 104 (98)
	10.8	Discounted Cash Flow	Discount Rates	11% - 20% (19%)
	7.8	Discounted Cash Flow	Discount Rates	17% - 17% (17%)
			Constant Prepayment Rate	8% - 14% (11%)
			Constant Default Rate	1% - 1% (1%)
	5.3	Other(1)	N/A	N/A
7,933.5
Investments in CLOs:
Senior secured notes	434.9	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	78 - 101 (99)
			Discount Margins (Basis Points)	109 - 1,500 (238)
			Default Rates	2% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
Subordinated notes and preferred shares	59.7	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	4 - 91 (41)
			Discount Rates	9% - 35% (20%)
			Default Rates	1% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
Other investments:
BDC preferred shares	98.8	Market Yield Analysis	Market Yields	11% - 11% (11%)
Aviation subordinated notes	2.8	Discounted Cash Flow	Discount Rates	21% - 21% (21%)
Loans	7.0	Discounted Cash Flow	Discount Rates	12% - 16% (14%)
Total	$8,536.7
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$7,378.8	Other(2)	N/A	N/A
Subordinated notes and preferred shares	202.4	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	14 - 99 (59)
			Discount Rates	7% - 35% (16%)
			Default Rates	1% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
	42.2	Other(1)	N/A	N/A
Total	$7,623.4

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
The following table summarizes quantitative information about the Company’s Level III inputs as of December 31, 2023:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	December 31, 2023
Assets
Investments of Consolidated Funds:
Equity securities	$3.3	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 208.38 (0.11)
	366.5	Discounted Cash Flow	Discount Rates	10% - 11% (10%)
			Terminal Growth Rate	0% - 7% (5%)
		Comparable Multiple	EBITDA Multiple	12.7x - 12.7x (12.7x)
			TCF Multiple	24.3x - 24.3x (24.3x)
	7.8	Other(1)	N/A	N/A

Bonds	522.5	Consensus Pricing	Indicative Quotes (% of Par)	30 - 105 (90)
Loans	5,829.3	Consensus Pricing	Indicative Quotes (% of Par)	0 - 102 (95)
	11.0	Discounted Cash Flow	Discount Rates	7% - 16% (15%)
	9.4	Discounted Cash Flow	Discount Rates	17% - 17% (17%)
			Constant Prepayment Rate	8% - 8% (8%)
			Constant Default Rate	1% - 1% (1%)
			Recovery Rate	0% - 0% (0%)
Other	12.4	Other(1)	N/A	N/A
	6,762.2
Investments in CLOs
Senior secured notes	472.2	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	72 - 101 (96)
			Discount Margins (Basis Points)	139 - 1,600 (319)
			Default Rates	2% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
Subordinated notes and preferred shares	59.4	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	6 - 90 (40)
			Discount Rate	11% - 40% (21%)
			Default Rates	1% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
	1.0	Other(1)	N/A	N/A
Other investments:
BDC preferred shares	81.7	Market Yield Analysis	Market Yields	11% - 11% (11%)
Aviation subordinated notes	2.9	Discounted Cash Flow	Discount Rates	21% - 21% (21%)
Total	$7,379.4
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$6,090.1	Other(2)	N/A	N/A
Subordinated notes and preferred shares	190.0	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	16 - 103 (41)
			Discount Rates	14% - 30% (21%)
			Default Rates	2% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
	18.5	Other(1)	N/A	N/A
Total	$6,298.6

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
4. Investments
Investments consist of the following:

	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Accrued performance allocations	$5,667.2	$6,169.9
Principal equity method investments, excluding performance allocations	3,179.3	3,024.1
Principal investments in CLOs	494.6	532.6
Other investments	257.3	228.7
Total	$9,598.4	$9,955.3
Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Global Private Equity	$3,662.2	$4,310.7
Global Credit	427.8	323.4
Global Investment Solutions	1,577.2	1,535.8
Total	$5,667.2	$6,169.9
None of the Company’s accrued performance allocations from an individual fund exceeded 10% of total accrued performance allocations at June 30, 2024 and December 31, 2023.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee related compensation (see Note 7, Accrued Compensation and Benefits), and accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Global Private Equity	$(18.4)	$(18.4)
Global Credit	(25.5)	(25.6)
Total	$(43.9)	$(44.0)
Principal Equity-Method Investments, Excluding Performance Allocations
The Company’s principal equity method investments (excluding performance allocations) include its fund investments in
Global Private Equity, Global Credit, and Global Investment Solutions typically as general partner interests, and its investments in Fortitude through a Carlyle-affiliated fund (included within Global Credit) and NGP (included within Global Private Equity), which are not consolidated. Principal investments are related to the following segments:

	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Global Private Equity(1)	$1,828.6	$1,798.3
Global Credit(2)	1,097.0	987.4
Global Investment Solutions	253.7	238.4
Total	$3,179.3	$3,024.1
(1)The balance includes $909.8 million and $916.2 million as of June 30, 2024 and December 31, 2023, respectively, related to the
Company’s equity method investments in NGP.
(2)The balance includes $720.3 million and $595.4 million as of June 30, 2024 and December 31, 2023, respectively, related to the
Company’s investment in Fortitude.
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
Following the additional capital contributions in 2022 and 2023, Carlyle FRL and its strategic third-party investors collectively hold a 97.5% interest in FGH Parent. As of June 30, 2024, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude at fair value, was $720.3 million, relative to equity invested of $679.6 million.
The Company has an asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of June 30, 2024, Fortitude, its affiliates and certain Fortitude reinsurance counterparties have committed approximately $18.6 billion of capital to-date to various Carlyle strategies. On April 1, 2022, the Company entered into a strategic advisory services agreement with certain subsidiaries of Fortitude through Carlyle Insurance Solutions Management L.L.C. (“CISM”), an investment adviser. Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Third party investors who participated in the March 2022 capital raise also made a minority investment in CISM, which is reflected as non-controlling interest in consolidated entities in the condensed consolidated financial statements.
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
The Company’s investments in NGP as of June 30, 2024 and December 31, 2023 are as follows:

	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Investment in NGP Management	$370.9	$370.5
Investments in NGP general partners - accrued performance allocations	480.6	484.4
Principal investments in NGP funds	58.3	61.3
Total investments in NGP	$909.8	$916.2
Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.5% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee related revenues from
NGP Management are primarily driven by NGP XI, NGP XII, and NGP XIII during the three and six months ended June 30,
2024 and 2023.
The Company records investment income (loss) for its equity income allocation from NGP management fee related revenues and also records its share of any allocated expenses from NGP Management, as well as expenses associated with the compensatory elements of the investment. The net investment income (loss) recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 were as follows:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Management fee related revenues from NGP Management	$19.2	$19.8	$36.5	$37.9
Expenses related to the investment in NGP Management	(3.8)	(4.1)	(7.0)	(7.5)
Net investment income from NGP Management	$15.4	$15.7	$29.5	$30.4
The Company assesses the remaining carrying value of its equity method investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and NGP’s ability to raise new funds.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP
Carry Funds entitle it to 47.5% (40.0% or 42.75% in the case of certain funds) of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its condensed consolidated statements of operations. The Company recognized net investment earnings (losses)
related to these performance allocations of $3.0 million and $34.8 million for the three months ended June 30, 2024 and 2023, respectively, and $18.3 million and $36.5 million for the six months ended June 30, 2024 and 2023, respectively.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The
Company recognized net investment earnings (losses) related to principal investment income (loss) in its condensed consolidated statements of operations of $0.7 million and $4.0 million for the three months ended June 30, 2024 and 2023, respectively, and $2.7 million and $3.9 million for the six months ended June 30, 2024 and 2023, respectively.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of June 30, 2024 and December 31, 2023 were $494.6 million and $532.6 million, respectively, and consisted of investments in CLO senior and subordinated notes. A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 6, Borrowings). As of June 30, 2024 and December 31, 2023,
other investments include the Company’s investment in the BDC Preferred Shares at fair value of $98.8 million and
$81.7 million, respectively (see Note 9, Related Party Transactions).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Performance allocations
Realized	$147.9	$386.1	$537.6	$565.7
Unrealized	50.3	(632.9)	(496.4)	(651.7)
	198.2	(246.8)	41.2	(86.0)
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	43.7	(34.4)	97.4	4.1
Unrealized	12.8	20.5	6.2	(9.7)
	56.5	(13.9)	103.6	(5.6)
Principal investment income (loss) from investments in CLOs and other investments
Realized	7.0	1.0	9.2	(0.1)
Unrealized(1)	24.6	5.7	48.4	10.2
	31.6	6.7	57.6	10.1
Total	$286.3	$(254.0)	$202.4	$(81.5)
(1)The three and six months ended June 30, 2024 included investment gain of $5.3 million and the six months ended June 30, 2023 included investment loss of $13.3 million associated with the remeasurement of corporate investments, resulting from observable price changes pursuant to ASC 321, Investments–Equity Securities.
The performance allocations included in revenues are derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Global Private Equity	$185.0	$(327.6)	$(178.5)	$(331.4)
Global Credit	46.2	37.7	111.3	71.1
Global Investment Solutions	(33.0)	43.1	108.4	174.3
Total	$198.2	$(246.8)	$41.2	$(86.0)
The following table summarizes the funds that are the primary drivers of performance allocations for the periods presented and the total revenue recognized, including performance allocations as well as fund management fees and principal investment income:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(Dollars in millions)			(Dollars in millions)
Global Private Equity	Carlyle Partners VII, L.P	$103.2	Global Private Equity	Carlyle Europe Partners V, L.P.	$(138.4)
Global Private Equity	Carlyle Partners VI, L.P.	(62.1)	Global Private Equity	Carlyle Partners VI, L.P.	(148.7)

Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(Dollars in millions)			(Dollars in millions)
Global Private Equity	Carlyle Partners VII, L.P.	$(331.7)	Global Private Equity	Carlyle Partners VII, L.P.	$(262.9)
Global Private Equity	Carlyle Asia Partners V, L.P.	(90.4)	Global Private Equity	Carlyle Asia Partners V, L.P.	(101.6)
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Global Private Equity	$37.3	$62.8	$66.1	$80.6
Global Credit	19.6	(75.5)	31.0	(94.4)
Global Investment Solutions	(0.4)	(1.2)	6.5	8.2
Total	$56.5	$(13.9)	$103.6	$(5.6)
Principal investment income for Global Private Equity includes the Company’s equity income allocation from NGP performance allocations of $3.0 million and $34.8 million for the three months ended June 30, 2024 and 2023, respectively, and
$18.3 million and $36.5 million for six months ended June 30, 2024 and 2023, respectively. Principal investment loss for
Global Credit during the three and six months ended June 30, 2023 includes an investment loss of $104.0 million on the
Company’s equity method investment in Carlyle FRL related to the dilution of the Company’s indirect ownership in Fortitude from 13.5% to 10.5%.
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the six months ended June 30, 2024, the Company formed four new CLOs for which the Company is the primary beneficiary. Investments in Consolidated Funds as of June 30, 2024 also include $361.5 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Interest income from investments	$149.3	$122.1	$291.9	$231.9
Other income	16.3	15.0	38.6	27.1
Total	$165.6	$137.1	$330.5	$259.0
Net Investment Income (Loss) of Consolidated Funds
Net investment income (loss) of Consolidated Funds includes net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of Net investment income (loss) of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$0.2	$(3.9)	$82.9	$141.1
Gains (losses) from liabilities of CLOs	(5.4)	19.5	(95.1)	(121.9)
Gains on other assets of CLOs	0.1	—	0.1	—
Total	$(5.1)	$15.6	$(12.1)	$19.2
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Realized losses	$(23.4)	$(21.5)	$(44.6)	$(38.9)
Net change in unrealized gains	23.6	17.6	127.5	180.0
Total	$0.2	$(3.9)	$82.9	$141.1
5. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Acquired contractual rights	$923.4	$924.1
Accumulated amortization	(327.1)	(262.0)
Finite-lived intangible assets, net	596.3	662.1
Goodwill	103.9	104.0
Intangible Assets, net	$700.2	$766.1
As discussed in Note 2, Summary of Significant Accounting Policies, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable,

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

and considers factors including, but not limited to, expected cash flows from its interest in future management fees and the ability to raise new funds. The Company recorded no impairment losses during any of the periods presented.
Intangible asset amortization expense was $32.7 million and $32.8 million for the three months ended June 30, 2024 and
2023, respectively, and $65.3 million and $65.6 million for the six months ended June 30, 2024 and 2023, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the U.S. dollar. Any corresponding currency translation is recorded in accumulated other comprehensive income (loss).
The following table summarizes the expected amortization expense for 2024 through 2028 and thereafter (Dollars in millions):

Year ending December 31,
2024 (excluding the six months ended June 30, 2024)	$65.6
2025	131.0
2026	130.9
2027	120.8
2028	113.7
Thereafter	34.3
$596.3
6. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The
Company’s debt obligations consist of the following:

	June 30, 2024		December 31, 2023
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$384.3	$380.2	$431.7	$426.4
3.500% Senior Notes Due 9/19/2029	425.0	422.7	425.0	422.5
5.625% Senior Notes Due 3/30/2043	600.0	600.5	600.0	600.6
5.650% Senior Notes Due 9/15/2048	350.0	346.5	350.0	346.4
4.625% Subordinated Notes Due 5/15/2061	500.0	485.3	500.0	485.1
Total debt obligations	$2,259.3	$2,235.2	$2,306.7	$2,281.0
Senior Credit Facility
As of June 30, 2024, the senior credit facility, which was amended on April 29, 2022, included $1.0 billion in a revolving credit facility. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. The revolving credit facility is scheduled to mature on
April 29, 2027, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (at June 30, 2024, the interest rate was 6.44%). The Company made no borrowings under the revolving credit facility during the three and six months ended June 30, 2024 and there was no balance outstanding at June 30, 2024.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Loans”) and extend the maturity date to September 2027. This amendment also provides for a new tranche of revolving loans with a capacity of $200 million maturing in August 2024, which is expected to be extended (the “2024 Tranche Revolving
Loans,” together with the 2027 Tranche Revolving Loans, the “Global Credit Revolving Credit Facility”). The Company’s
borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit Facility. Principal amounts outstanding accrue interest at applicable
SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%.
In the three months ended June 30, 2024, the Company made borrowings under the Global Credit Revolving Credit Facility of
$5.0 million and €5.0 million, which were repaid as of June 30, 2024. As of June 30, 2024, there was no borrowing outstanding under the Global Credit Revolving Credit Facility.
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding June 30, 2024	Borrowing Outstanding December 31, 2023	Maturity Date (1)	Interest Rate as of June 30, 2024
February 28, 2017	$29.7	$39.9	September 21, 2029	6.34%	(2)
June 29, 2017	35.0	45.6	July 20, 2030	6.77%	(4)
December 6, 2017	33.7	41.1	January 15, 2031	7.01%	(5)
March 15, 2019	1.8	1.8	March 15, 2032	11.83%	(3)
August 20, 2019	3.9	4.0	August 15, 2032	8.56%	(3)
September 15, 2020	19.1	19.7	April 15, 2033	5.49%	(3)
January 8, 2021	19.9	20.6	January 15, 2034	6.40%	(3)
March 9, 2021	11.9	16.8	August 15, 2030	5.34%	(3)
March 30, 2021	17.4	18.6	March 15, 2032	5.44%	(3)
April 21, 2021	3.5	3.6	April 15, 2033	9.75%	(3)
May 21, 2021	14.1	15.5	November 17, 2031	5.20%	(3)
June 4, 2021	20.0	20.7	January 16, 2034	6.19%	(3)
June 10, 2021	1.3	1.3	November 17, 2031	6.68%	(3)
July 15, 2021	15.0	15.5	July 15, 2034	6.20%	(3)
July 20, 2021	20.0	20.6	July 20, 2031	6.17%	(3)
August 4, 2021	16.2	16.7	August 15, 2032	5.57%	(3)
October 27, 2021	23.3	24.0	October 15, 2035	6.31%	(3)
November 5, 2021	13.9	14.3	January 14, 2034	5.99%	(3)
January 6, 2022	20.1	20.7	February 15, 2035	6.21%	(3)
February 22, 2022	20.2	20.8	November 10, 2035	6.27%	(3)
July 13, 2022	16.9	17.5	January 13, 2035	7.23%	(3)
October 25, 2022	—	18.1	N/A	N/A	(6)
September 5, 2023	9.6	14.3	August 28, 2031	5.39%	(3)
April 25, 2024	17.8	—	April 25, 2037	6.76%	(3)
	$384.3	$431.7
(1)Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)Incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(4)Incurs interest at SOFR plus 1.44%.
(5)Incurs interest at SOFR plus 1.68%.
(6)This term loan was fully repaid in April 2024.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended June 30, 2024 and 2023 was $6.2 million and $5.9 million, respectively. Interest expense for the six months ended June 30, 2024 and 2023 was $13.0 million and $11.1 million, respectively. The fair value of the outstanding balance of the CLO term loans at June 30, 2024 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.
European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions provided a €27.7 million term loan ($29.7 million at June 30, 2024) to the Company.
This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in
2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (6.34% at June 30, 2024).
Master Credit Agreement - Term Loans
The Company assumed liabilities under master credit agreements previously entered into by CBAM under which a financial institution provided term loans to CBAM for the purchase of eligible interests in CLOs (see Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023). Term loans issued under these master credit agreements are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans generally bear interest at
SOFR plus a weighted average spread over SOFR on the CLO notes, which is due quarterly. As of June 30, 2024, term loans under these agreements had $68.7 million outstanding. The master credit agreements mature in July 2030 and January 2031, respectively.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a master credit facility agreement (the “Carlyle CLO Financing Facility”)
to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Each transaction entered into under the Carlyle CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of June 30, 2024,
€204.3 million ($218.9 million) was outstanding under the Carlyle CLO Financing Facility. Additional borrowings may be made on terms agreed upon by the Company and the counterparty subject to the terms and conditions of the Carlyle CLO
Financing Facility.
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
The Company assumed liabilities under a master credit facility agreement previously entered into by CBAM (the
“CBAM CLO Financing Facility,” together with the Carlyle CLO Financing Facility, the “CLO Financing Facilities”) to

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

finance a portion of the risk retention investments in certain European CLOs managed by CBAM (see Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31,
2023). The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CBAM CLO Financing Facility. Each transaction entered into under the CBAM CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of June 30, 2024, €62.2 million
($66.6 million) was outstanding under the CBAM CLO Financing Facility.
Senior Notes
Certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended June 30,		Six Months Ended June 30,
	Aggregate Principal Amount	June 30, 2024	December 31, 2023	2024	2023	2024	2023
3.500% Senior Notes Due 9/19/2029 (2)	$425.0	$395.6	$401.9	$3.9	$3.9	$7.7	$7.7
5.625% Senior Notes Due 3/30/2043 (3)	600.0	582.9	594.6	8.5	8.5	16.9	16.9
5.650% Senior Notes Due 9/15/2048 (4)	350.0	343.3	336.0	5.0	5.0	10.0	10.0
				$17.4	$17.4	$34.6	$34.6
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
As of June 30, 2024 and December 31, 2023, the fair value of the Subordinated Notes was $364.0 million and
$411.8 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For both the three months ended June 30, 2024 and 2023, the Company incurred $5.9 million of interest expense on the Subordinated Notes. For both the six months ended June 30, 2024 and 2023, the Company incurred
$11.8 million of interest expense on the Subordinated Notes.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of June 30, 2024.
Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the CLOs.
As of June 30, 2024 and December 31, 2023, the following borrowings were outstanding (Dollars in millions):

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of June 30, 2024
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$7,346.9	$7,378.8	6.57%		9.64
Subordinated notes	270.2	244.6	N/A	(4)	9.26
Revolving credit facilities(3)	177.7	177.7	6.67%		4.44
Total	$7,794.8	$7,801.1

	As of December 31, 2023
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(1)	$6,171.9	$6,097.9	6.32%		8.99
Subordinated notes(2)	173.5	210.7	N/A	(4)	9.16
Revolving credit facilities(3)	177.9	177.9	6.46%		5.05
Total	$6,523.3	$6,486.5
(1)Borrowing Outstanding and Fair Value as of December 31, 2023 includes $7.8 million of senior secured notes that are carried at par value.
(2)Borrowing Outstanding and Fair Value as of December 31, 2023 includes $2.2 million of subordinated notes that are carried at par value.
(3)Fair Value as of June 30, 2024 and December 31, 2023 reflects the amortized cost of outstanding revolving credit balances which approximates fair value.
(4)The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the
CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of June 30, 2024 and December 31, 2023, the fair value of the CLO assets was $8.7 billion and $6.8 billion, respectively.
7. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$4,021.7	$4,255.8
Accrued bonuses	185.6	498.2
Accrued pension liability	10.8	13.1
Other(1)	109.9	155.1
Total	$4,328.0	$4,922.2
(1)Includes $6.3 million and $44.5 million of realized performance allocations and incentive fee related compensation not yet paid to participants as of June 30, 2024 and December 31, 2023, respectively.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Realized	$114.9	$193.5	$381.7	$297.1
Unrealized	29.3	(285.7)	(310.3)	(283.6)
Total	$144.2	$(92.2)	$71.4	$13.5
8. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments totaling $4.3 billion as of June 30, 2024, of which approximately $3.6 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of
June 30, 2024, the Company had no material commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform. In July 2024, a subsidiary of the Company committed to bridge up to
$340 million of debt and equity financing in connection with the acquisition of a private student loan portfolio by investment vehicles in the Company’s Global Credit segment, which is expected to close in the second half of 2024. The Company expects to transfer the commitments to third party investors through Carlyle-advised investment vehicles.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the
Company are the guarantors of revolving credit facilities for certain funds in the Global Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the total of net asset value of the guarantor subsidiaries plus any uncalled capital of the applicable general partner, and was approximately $6.5 million as of
June 30, 2024. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the
Company believes the likelihood of any material funding under this guarantee to be remote.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $43.9 million at June 30, 2024 was shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2024. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2, Summary of Significant Accounting Policies). The Company had $11.5
million of unbilled receivables from former and current employees and senior Carlyle professionals as of June 30, 2024 related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $149.5 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of June 30, 2024. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of June 30, 2024, approximately $20.2 million of the
Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the
Company is $23.7 million.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

If, at June 30, 2024, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be
$1.4 billion, on an after-tax basis where applicable, of which approximately $0.6 billion would be the responsibility of current and former senior Carlyle professionals.
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
The Authentix Matter
Authentix, Inc. (“Authentix”) was a majority-owned portfolio company in one of the Company’s investment funds,
Carlyle U.S. Growth Fund III, L.P. (“CGF III”). When Authentix was owned by CGF III, two of the Company’s employees served on Authentix’s board of directors. After a lengthy sale process, Authentix was sold for an aggregate sale price of
$87.5 million. On August 7, 2020, certain of the former minority shareholders in Authentix filed suit in Delaware Chancery
Court, alleging that the Authentix board of directors, CGF III, and the Company breached various fiduciary duties by agreeing to a sale of Authentix at an inopportune time and at a price that was too low. Plaintiffs seek damages for their percentage ownership share of the hypothetical extra gain they allege could have been realized on the sale. Plaintiffs also seek disgorgement of any profits received by the Company stemming from the sale. A trial before the Delaware Court of Chancery was completed in early February 2024. A decision from the court is expected later this year, following post-trial briefing. The former directors of Authentix are covered by indemnification from Authentix and an Authentix insurance policy. The defendants expect to continue to contest the claims vigorously.
The Tax Receivable Agreement Matter
The Company came into existence on January 1, 2020, when its predecessor, The Carlyle Group, L.P. (the “PTP”), converted from a partnership into a corporation (the “Conversion”). On July 29, 2022, an alleged stockholder of the Company, the City of Pittsburgh Comprehensive Municipal Trust Fund (the “Plaintiff”), filed suit in the Delaware Court of Chancery, alleging a direct claim against the Company for breach of its certificate of incorporation and a derivative claim on behalf of the
Company against certain current and former officers and directors of the Company. Plaintiff challenges the receipt, by certain officers of the PTP and certain directors of the general partner of the PTP, of a right to cash payments associated with the elimination of a tax receivable agreement in connection with the Conversion. Plaintiff is seeking monetary damages, restitution, and an injunction preventing the Company from making any future cash payments for the elimination of the tax receivable agreement in connection with the Conversion. By virtue of the derivative nature of the primary claims (i.e., that the claims are aimed primarily at certain officers and directors), it is unlikely that the Company itself will pay material damage awards based on the Plaintiff’s claims, although the Company is expected to incur legal defense fees to the extent not covered by insurance.
The Delaware Court issued a ruling on the defendant’s motion to dismiss on April 24, 2024, dismissing some of the Plaintiff’s claims but allowing most of the claims to proceed to discovery and possibly to trial. The Company intends to contest the direct claims vigorously, and the officer and director defendants intend to continue contesting the claims vigorously.
SEC Investigation
As part of a sweep investigation of financial services and investment advisory firms, in October 2022, the Company received from the SEC a request for information related to the preservation of certain types of electronic business communications (e.g., text messages and messages on WhatsApp, WeChat, and similar applications) as part of the Company’s books and records. The Company has cooperated with the investigation and has engaged in discussions with the Enforcement
Division about potential resolution. The Company has accrued an estimated liability for this matter in the six months ended
June 30, 2024.
The Company currently is and expects to continue to be, from time to time, subject to examinations, formal and informal inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to, the SEC, Department of Justice, state attorneys general, FINRA, National Futures Association and the U.K. Financial Conduct

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2024, the Company had recorded liabilities aggregating to approximately $70 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The
Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the
Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($18.0 million as of June 30, 2024) for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
Risks and Uncertainties
Carlyle’s funds seek investment opportunities that offer the possibility of attaining substantial capital appreciation.
Certain events particular to each industry in which the underlying investees conduct their operations, as well as general economic, political, regulatory, and public health conditions, may have a significant negative impact on the Company’s investments and profitability. The funds managed by the Company may also experience a slowdown in the deployment of capital, which could adversely affect the Company’s ability to raise capital for new or successor funds and could also impact the management fees the Company earns on its carry funds and managed accounts, and/or result in the impairment of intangible assets and/or goodwill the case of the Company’s acquired businesses. Such events are beyond the Company’s control, and the likelihood that they may occur and the effect on the Company cannot be predicted.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
9. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Accrued incentive fees	$25.9	$22.9
Unbilled receivable for giveback obligations from current and former employees	11.5	11.5
Notes receivable and accrued interest from affiliates	37.5	44.2
Management fee receivable, net	303.1	277.8
Reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	337.4	335.2
Total	$715.4	$691.6
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to advisory fees receivable and expenses paid on behalf of these entities. These costs generally represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.02% as of June 30, 2024. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable include loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of June 30, 2024 and December 31, 2023 also include interest-bearing loans of $22.2 million and $25.0 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (7.50% as of June 30, 2024) and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Due to Affiliates
The Company had the following due to affiliates balances at June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$5.4	$6.3
Due to non-consolidated affiliates	102.4	97.0
Amounts owed under the tax receivable agreement	76.2	79.3
Deferred consideration for Carlyle Holdings units	—	68.4
Other	29.5	24.9
Total	$213.5	$275.9
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
Other Related Party Transactions
On May 5, 2020, the Company purchased 2,000,000 of the BDC Preferred Shares from CSL in a private placement at a price of $25 per share. Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at CSL’s option, 9.0% per annual payable in additional BDC Preferred Shares. The BDC Preferred Shares are convertible at the Company’s option, in whole or in part, into the number of shares of common stock equal to $25 per share plus any accumulated but unpaid dividends divided by an initial conversion price of $9.50 per share, subject to certain adjustments. With the approval of its board of directors, CSL has the option to redeem the BDC Preferred Shares, in whole or in part. In such case, the Company has the right to convert its shares, in whole or in part, prior to the date of redemption. For both the three months ended June 30, 2024 and 2023, the Company recorded dividend income of $0.9 million. For both the six months ended June 30,
2024 and 2023, the Company recorded dividend income of $1.8 million. Dividend income from the BDC Preferred Shares is included in interest and other income in the condensed consolidated statements of operations. The Company’s investment in the
BDC Preferred Shares, which is recorded at fair value, was $98.8 million and $81.7 million as of June 30, 2024 and
December 31, 2023, respectively, and is included in investments, including accrued performance allocations, in the condensed consolidated balance sheets. In August 2024, to facilitate a proposed merger between CSL and another Carlyle-advised BDC, the Company agreed to exchange its 2,000,000 preferred shares into newly issued common shares of CSL at a price equal to the net asset value per common share on the date of completion of a proposed merger (compared to a current conversion price of
$8.98 per share). The merger is subject to CSL stockholder approvals, customary regulatory approvals and other closing conditions. Assuming satisfaction of those conditions, the merger of the BDCs and the exchange of the preferred shares are expected to close in 2025. As a result of the agreement, during the three months ended September 30, 2024, the Company expects to reverse approximately $45 million of previously recorded unrealized investment income based on the net asset value of CSL as of June 30, 2024. The ultimate amount of unrealized investment income to be reversed will be determined based on the net asset value per common share of CSL as of the closing date of the merger.

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
10. Income Taxes
The Company’s provision (benefit) for income taxes was $69.5 million and $(7.3) million for the three months ended
June 30, 2024 and 2023, respectively, and $91.4 million and $27.0 million for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate was approximately 32% and 10% for the three months ended June 30, 2024 and
2023, respectively, and 27% and 30% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 primarily comprised the 21% U.S. federal corporate income tax rate, the impact of U.S. state and foreign income taxes, and disallowed executive compensation, partially offset by non-controlling interest and equity-based compensation deductions. The effective tax rate for the six months ended June 30, 2024 also includes an increase related to other non-deductible expenses. As of June 30, 2024 and December 31, 2023, the Company had federal, state, local and foreign taxes payable of $46.3 million and $46.9 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of June 30, 2024, the Company’s U.S. federal income tax returns for the years 2020 through 2022 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2018 to 2022. Foreign tax returns are generally subject to audit from 2011 to
2023. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
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
11. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	June 30, 2024	December 31, 2023
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$427.8	$415.3
Non-Carlyle interests in majority-owned subsidiaries	279.0	184.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(7.3)	(6.7)
Non-controlling interests in consolidated entities	$699.5	$593.1
The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$(4.3)	$31.1	$8.4	$48.3
Non-Carlyle interests in majority-owned subsidiaries	5.4	5.0	25.9	10.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	—	(0.4)	—	1.5
Non-controlling interests in income of consolidated entities	$1.1	$35.7	$34.3	$60.3

12. Earnings Per Common Share
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$148,200,000	$148,200,000	$213,800,000	$213,800,000
Weighted-average common shares outstanding	358,317,151	366,896,000	359,612,699	368,119,801
Net income per common share	$0.41	$0.40	$0.59	$0.58

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to common shares	$(98,400,000)	$(98,400,000)	$2,300,000	$2,300,000
Weighted-average common shares outstanding	361,263,253	361,263,253	362,099,112	364,319,875
Net income (loss) per common share	$(0.27)	$(0.27)	$0.01	$0.01

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	358,317,151	358,317,151	359,612,699	359,612,699
Unvested restricted stock units	—	7,872,625	—	7,302,954
Issuable common shares and performance-vesting restricted stock units	—	706,224	—	1,204,148
Weighted-average common shares outstanding	358,317,151	366,896,000	359,612,699	368,119,801

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	361,263,253	361,263,253	362,099,112	362,099,112
Unvested restricted stock units	—	—	—	1,509,304
Issuable common shares and performance-vesting restricted stock units	—	—	—	711,459
Weighted-average common shares outstanding	361,263,253	361,263,253	362,099,112	364,319,875
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
13. Equity
Stock Repurchase Program
Pursuant to a share repurchase program that was publicly announced in February 2021, and subsequently amended in
October 2021 and February 2023, the Board of Directors of the Company authorized the repurchase of up to $500 million in shares of our common stock, effective as of March 31, 2023. The Board of Directors reset the total repurchase authorization to
$1.4 billion in shares of our common stock, effective as of February 6, 2024, which authorization replaced the Company’s prior
$500 million authorization. Under this repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to repurchases of common stock, the repurchase program is used for the payment of tax withholding amounts upon net share settlement of equity-based awards granted pursuant to our Equity Incentive
Plan or otherwise based on the value of shares withheld that would have otherwise been issued to the award holder. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. As of June 30,
2024, $1.1 billion of repurchase capacity remained under the program, which reflects both common shares repurchased and shares retired in connection with the net share settlement of equity-based awards. The following table presents the Company’s shares that have been repurchased or retired as a result of net share settlement of equity-based awards during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(Dollars in millions)	Shares	$	Shares	$	Shares	$	Shares	$
Shares repurchased	3,505,301	$150.0	2,162,805	$60.0	6,358,903	$280.6	5,161,618	$160.3
Shares retired in connection with the net share settlement of equity- based awards	633,886	28.3	—	—	1,115,147	47.7	—	—
Total	4,139,187	$178.3	2,162,805	$60.0	7,474,050	$328.3	5,161,618	$160.3

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The IRA also enacted a 1% excise tax on certain actual and deemed stock repurchases by publicly traded U.S.
corporations effective January 1, 2023. The value of repurchases subject to the tax is reduced by the value of any stock issued by the corporation during the tax year, including stock issued or provided to the employees of the corporation. The excise tax is accounted for in equity as an additional repurchase cost. The excise tax for the three months ended June 30, 2024 and 2023 was
$1.1 million and $0.5 million, respectively. The excise tax for the six months ended June 30, 2024 and 2023 was $1.7 million and $0.5 million, respectively.
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 16, 2023	May 23, 2023	$0.35	$126.7
August 15, 2023	August 23, 2023	0.35	126.3
November 21, 2023	November 29, 2023	0.35	126.3
February 23, 2024	March 1, 2024	0.35	126.7
Total 2023 Dividend Year		$1.40	$506.0

May 14, 2024	May 21, 2024	$0.35	$125.6
August 16, 2024	August 26, 2024	0.35	125.8
Total 2024 Dividend Year (through Q2 2024)		$0.70	$251.4
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
14. Equity-Based Compensation
The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (the “Equity Incentive Plan,” initially adopted in May 2012 and as most recently amended and restated on May 29, 2024) is a source of equity-based awards permitting the
Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s shares of common stock. Following the amendment and restatement of the Equity Incentive Plan on May 29, 2024, a total of 58,800,000 shares of common stock were authorized for the grant of awards under the Equity Incentive Plan. As of June 30, 2024, there was a total of 28,993,450 shares of the
Company’s common stock remaining available for grant under the Equity Incentive Plan.
A summary of the status of the Company’s non-vested equity-based awards as of June 30, 2024 and a summary of changes for the six months ended June 30, 2024, are presented below:

Unvested Shares	Performance- Vesting Restricted Stock Units(1)	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares(2)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2023	4,941,317	$23.19	17,232,330	$34.68	458,929	$37.87
Granted (3)	13,225,575	$26.46	5,418,576	$40.63	247,293	$40.08
Vested (4)	995,848	$29.86	1,527,226	$32.68	—	$—
Forfeited	—	$—	831,515	$32.88	—	$—
Balance, June 30, 2024	17,171,044	$25.33	20,292,165	$36.49	706,222	$38.64

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
(4)Includes 1,115,147 shares which were retired in connection with the net share settlement of equity-based awards. The Company paid
$47.7 million of taxes related to the net share settlement of equity-based awards during the six months ended June 30, 2024, which is included within Financing activities in the condensed consolidated statements of cash flows.
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
The Company recorded compensation expense, net of forfeitures, for restricted stock units of $125.2 million and
$68.0 million for the three months ended June 30, 2024 and 2023, respectively, with $23.6 million and $10.9 million of corresponding deferred tax benefits, respectively. The Company recorded compensation expense, net of forfeitures, for restricted stock units of $233.5 million and $122.4 million for the six months ended June 30, 2024 and 2023, respectively, with
$43.8 million and $20.5 million of corresponding deferred tax benefits, respectively. As of June 30, 2024, the total unrecognized equity-based compensation expense related to unvested restricted stock units was $770.2 million, which is expected to be recognized over a weighted-average term of 2.1 years.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables present the financial data for the Company’s three reportable segments for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$305.2	$140.8	$79.5	$525.5
Portfolio advisory and transaction fees, net and other	3.8	25.0	0.1	28.9
Fee related performance revenues	3.2	28.0	1.9	33.1
Total fund level fee revenues	312.2	193.8	81.5	587.5
Realized performance revenues	129.7	6.9	19.9	156.5
Realized principal investment income	6.8	19.2	0.6	26.6
Interest income	6.5	10.1	1.7	18.3
Total revenues	455.2	230.0	103.7	788.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	103.9	74.0	27.4	205.3
Realized performance revenues related compensation	81.4	4.3	15.1	100.8
Total compensation and benefits	185.3	78.3	42.5	306.1
General, administrative, and other indirect expenses	50.2	35.3	12.4	97.9
Depreciation and amortization expense	6.5	3.2	1.6	11.3
Interest expense	14.1	13.4	2.9	30.4
Total expenses	256.1	130.2	59.4	445.7
(=) Distributable Earnings	$199.1	$99.8	$44.3	$343.2
(-) Realized Net Performance Revenues	48.3	2.6	4.8	55.7
(-) Realized Principal Investment Income	6.8	19.2	0.6	26.6
(+) Net Interest	7.6	3.3	1.2	12.1
(=) Fee Related Earnings	$151.6	$81.3	$40.1	$273.0

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2024
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$609.8	$277.7	$153.6	$1,041.1
Portfolio advisory and transaction fees, net and other	10.9	44.6	0.1	55.6
Fee related performance revenues	6.9	52.2	3.1	62.2
Total fund level fee revenues	627.6	374.5	156.8	1,158.9
Realized performance revenues	503.5	7.5	43.3	554.3
Realized principal investment income	25.7	33.0	1.6	60.3
Interest income	14.1	20.8	3.5	38.4
Total revenues	1,170.9	435.8	205.2	1,811.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	213.2	150.8	55.6	419.6
Realized performance revenues related compensation	315.7	4.6	36.3	356.6
Total compensation and benefits	528.9	155.4	91.9	776.2
General, administrative, and other indirect expenses	88.8	64.9	23.9	177.6
Depreciation and amortization expense	12.9	6.3	3.2	22.4
Interest expense	28.1	27.3	5.8	61.2
Total expenses	658.7	253.9	124.8	1,037.4
Distributable Earnings	$512.2	$181.9	$80.4	$774.5
(-) Realized Net Performance Revenues	187.8	2.9	7.0	197.7
(-) Realized Principal Investment Income	25.7	33.0	1.6	60.3
(+) Net Interest	14.0	6.5	2.3	22.8
(=) Fee Related Earnings	$312.7	$152.5	$74.1	$539.3
Segment assets as of June 30, 2024	$7,137.3	$3,765.8	$2,244.1	$13,147.2

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the
three months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$788.9	$165.6	$115.2	(a)	$1,069.7
Expenses	$445.7	$164.5	$235.6	(b)	$845.8
Other income (loss)	$—	$(5.1)	$—	(c)	$(5.1)
Distributable earnings	$343.2	$(4.0)	$(120.4)	(d)	$218.8

	Three Months Ended June 30, 2023
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$977.9	$137.1	$(652.9)	(a)	$462.1
Expenses	$589.1	$116.3	$(157.7)	(b)	$547.7
Other income (loss)	$—	$15.6	$—	(c)	$15.6
Distributable earnings	$388.8	$36.4	$(495.2)	(d)	$(70.0)
The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the
six months ended June 30, 2024 and 2023, and Total Assets as of June 30, 2024.

	Six Months Ended June 30, 2024
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,811.9	$330.5	$(384.3)	(a)	$1,758.1
Expenses	$1,037.4	$304.0	$65.1	(b)	$1,406.5
Other income (loss)	$—	$(12.1)	$—	(c)	$(12.1)
Distributable earnings	$774.5	$14.4	$(449.4)	(d)	$339.5
Total assets	$13,147.2	$9,706.1	$(569.2)	(e)	$22,284.1

	Six Months Ended June 30, 2023
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,732.1	$259.0	$(670.0)	(a)	$1,321.1
Expenses	$1,071.7	$213.5	$(34.5)	(b)	$1,250.7
Other income (loss)	$—	$19.2	$—	(c)	$19.2
Distributable earnings	$660.4	$64.7	$(635.5)	(d)	$89.6
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Unrealized performance and fee related performance revenues	$47.4	$(600.5)	$(474.2)	$(621.2)
Unrealized principal investment income (loss)	48.1	30.4	52.5	1.4
Principal investment loss from dilution of indirect investment in Fortitude	—	(104.0)	—	(104.0)
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(3.8)	(4.1)	(7.0)	(7.5)
Non-controlling interests and other adjustments to present certain costs on a net basis	36.2	43.9	77.7	94.7
Elimination of revenues of Consolidated Funds	(12.7)	(18.6)	(33.3)	(33.4)
	$115.2	$(652.9)	$(384.3)	$(670.0)
The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three and six months ended June 30, 2024 and
2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$587.5	$606.4	$1,158.9	$1,157.8
Adjustments(1)	(53.1)	(98.6)	(100.9)	(149.2)
Carlyle Consolidated - Fund management fees	$534.4	$507.8	$1,058.0	$1,008.6
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$32.2	$(286.2)	$(296.2)	$(288.5)
Equity-based compensation	127.4	70.7	238.4	127.8
Acquisition or disposition-related charges and amortization of intangibles and impairment	33.3	33.7	66.1	62.4
Tax (expense) benefit associated with certain foreign performance revenues related compensation	(0.2)	(0.1)	(1.2)	(0.6)
Non-controlling interests and other adjustments to present certain costs on a net basis	27.0	35.2	44.8	75.2
Other adjustments	28.3	2.3	40.5	6.2
Elimination of expenses of Consolidated Funds	(12.4)	(13.3)	(27.3)	(17.0)
	$235.6	$(157.7)	$65.1	$(34.5)
(c)The Other Income (Loss) adjustment results from the Consolidated Funds that were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).
(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings
and to Fee Related Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Income (loss) before provision for income taxes	$218.8	$(70.0)	$339.5	$89.6
Adjustments:
Net unrealized performance and fee related performance revenues	(15.2)	314.3	178.0	332.7
Unrealized principal investment (income) loss	(48.1)	(30.4)	(52.5)	(1.4)
Principal investment loss from dilution of indirect investment in Fortitude	—	104.0	—	104.0
Equity-based compensation(1)	127.4	70.7	238.4	127.8
Acquisition or disposition-related charges, including amortization of intangibles and impairment	33.3	33.7	66.1	62.4
Tax expense associated with certain foreign performance revenues	(0.2)	(0.1)	(1.2)	(0.6)
Net income attributable to non-controlling interests in consolidated entities	(1.1)	(35.7)	(34.3)	(60.3)
Other adjustments(2)	28.3	2.3	40.5	6.2
Distributable Earnings	$343.2	$388.8	$774.5	$660.4
Realized performance revenues, net of related compensation(3)	55.7	175.1	197.7	244.6
Realized principal investment income(3)	26.6	22.1	60.3	45.9
Net interest	12.1	15.7	22.8	30.8
Fee Related Earnings	$273.0	$207.3	$539.3	$400.7
(1)Equity-based compensation for the three and six months ended June 30, 2024 and 2023 includes amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s U.S. GAAP statement of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.
(3)See reconciliation to most directly comparable U.S. GAAP measure below:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2024
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$198.2	$(41.7)	$156.5
Performance revenues related compensation expense	144.2	(43.4)	100.8
Net performance revenues	$54.0	$1.7	$55.7

Principal investment income (loss)	$88.1	$(61.5)	$26.6

	Six Months Ended June 30, 2024
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$41.2	$513.1	$554.3
Performance revenues related compensation expense	71.4	285.2	356.6
Net performance revenues	$(30.2)	$227.9	$197.7

Principal investment income (loss)	$161.2	$(100.9)	$60.3

	Three Months Ended June 30, 2023
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(246.8)	$581.9	$335.1
Performance revenues related compensation expense	(92.2)	252.2	160.0
Net performance revenues	$(154.6)	$329.7	$175.1

Principal investment income (loss)	$(7.2)	$29.3	$22.1

	Six Months Ended June 30, 2023
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(86.0)	$586.2	$500.2
Performance revenues related compensation expense	13.5	242.1	255.6
Net performance revenues	$(99.5)	$344.1	$244.6

Principal investment income (loss)	$4.5	$41.4	$45.9
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
16. Subsequent Events
In July 2024, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share of common stock to common stockholders of record at the close of business on August 16, 2024, payable on August 26, 2024.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

17. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the
Company’s financial position as of June 30, 2024 and December 31, 2023 and results of operations for the three and six months ended June 30, 2024 and 2023. The supplemental statement of cash flows is presented without effects of the Consolidated
Funds.

	As of June 30, 2024
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$914.8	$—	$—	$914.8
Cash and cash equivalents held at Consolidated Funds	—	1,047.5	—	1,047.5
Restricted cash	2.3	—	—	2.3
Corporate treasury investments	5.6	—	—	5.6
Investments, including performance allocations of $5,667.2	9,860.3	—	(261.9)	9,598.4
Investments of Consolidated Funds	—	8,428.4	—	8,428.4
Due from affiliates and other receivables, net	1,022.7	—	(307.3)	715.4
Due from affiliates and other receivables of Consolidated Funds, net	—	228.4	—	228.4
Fixed assets, net	167.5	—	—	167.5
Lease right-of-use assets, net	354.0	—	—	354.0
Deposits and other	71.6	1.8	—	73.4
Intangible assets, net	700.2	—	—	700.2
Deferred tax assets	48.2	—	—	48.2
Total assets	$13,147.2	$9,706.1	$(569.2)	$22,284.1
Liabilities and equity
Debt obligations	$2,235.2	$—	$—	$2,235.2
Loans payable of Consolidated Funds	—	8,103.0	(301.9)	7,801.1
Accounts payable, accrued expenses and other liabilities	371.1	—	—	371.1
Accrued compensation and benefits	4,328.0	—	—	4,328.0
Due to affiliates	208.2	5.4	(0.1)	213.5
Deferred revenue	129.6	—	—	129.6
Deferred tax liabilities	26.3	—	—	26.3
Other liabilities of Consolidated Funds	—	900.3	—	900.3
Lease liabilities	505.7	—	—	505.7
Accrued giveback obligations	43.9	—	—	43.9
Total liabilities	7,848.0	9,008.7	(302.0)	16,554.7
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,642.6	281.2	(281.2)	3,642.6
Retained earnings	1,707.7	—	—	1,707.7
Accumulated other comprehensive loss	(326.4)	(11.6)	14.0	(324.0)
Non-controlling interests in consolidated entities	271.7	427.8	—	699.5
Total equity	5,299.2	697.4	(267.2)	5,729.4
Total liabilities and equity	$13,147.2	$9,706.1	$(569.2)	$22,284.1

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2024
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$540.8	$—	$(6.4)	$534.4
Incentive fees	31.6	—	(0.3)	31.3
Investment income (loss)
Performance allocations	197.3	—	0.9	198.2
Principal investment income	90.8	—	(2.7)	88.1
Total investment income (loss)	288.1	—	(1.8)	286.3
Interest and other income	56.3	—	(4.2)	52.1
Interest and other income of Consolidated Funds	—	165.6	—	165.6
Total revenues	916.8	165.6	(12.7)	1,069.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	206.3	—	—	206.3
Equity-based compensation	125.2	—	—	125.2
Performance allocations and incentive fee related compensation	144.2	—	—	144.2
Total compensation and benefits	475.7	—	—	475.7
General, administrative and other expenses	187.9	—	—	187.9
Interest	30.4	—	—	30.4
Interest and other expenses of Consolidated Funds	—	164.5	(12.4)	152.1
Other non-operating income	(0.3)	—	—	(0.3)
Total expenses	693.7	164.5	(12.4)	845.8
Other income (loss)
Net investment loss of Consolidated Funds	—	(5.1)	—	(5.1)
Income (loss) before provision for income taxes	223.1	(4.0)	(0.3)	218.8
Provision for income taxes	69.5	—	—	69.5
Net income (loss)	153.6	(4.0)	(0.3)	149.3
Net income attributable to non-controlling interests in consolidated entities	5.4	—	(4.3)	1.1
Net income (loss) attributable to The Carlyle Group Inc.	$148.2	$(4.0)	$4.0	$148.2

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2024
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,071.0	$—	$(13.0)	$1,058.0
Incentive fees	57.8	—	(0.3)	57.5
Investment income (loss)
Performance allocations	41.5	—	(0.3)	41.2
Principal investment income	170.4	—	(9.2)	161.2
Total investment income (loss)	211.9	—	(9.5)	202.4
Interest and other income	120.2	—	(10.5)	109.7
Interest and other income of Consolidated Funds	—	330.5	—	330.5
Total revenues	1,460.9	330.5	(33.3)	1,758.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	428.2	—	—	428.2
Equity-based compensation	233.5	—	—	233.5
Performance allocations and incentive fee related compensation	71.4	—	—	71.4
Total compensation and benefits	733.1	—	—	733.1
General, administrative and other expenses	335.6	—	—	335.6
Interest	61.2	—	—	61.2
Interest and other expenses of Consolidated Funds	—	304.0	(27.3)	276.7
Other non-operating income	(0.1)	—	—	(0.1)
Total expenses	1,129.8	304.0	(27.3)	1,406.5
Other income (loss)
Net investment loss of Consolidated Funds	—	(12.1)	—	(12.1)
Income before provision for income taxes	331.1	14.4	(6.0)	339.5
Provision for income taxes	91.4	—	—	91.4
Net income	239.7	14.4	(6.0)	248.1
Net income attributable to non-controlling interests in consolidated entities	25.9	—	8.4	34.3
Net income attributable to The Carlyle Group Inc.	$213.8	$14.4	$(14.4)	$213.8

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$515.1	$—	$(7.3)	$507.8
Incentive fees	20.9	—	0.1	21.0
Investment loss
Performance allocations	(245.4)	—	(1.4)	(246.8)
Principal investment loss	(0.6)	—	(6.6)	(7.2)
Total investment loss	(246.0)	—	(8.0)	(254.0)
Interest and other income	53.6	—	(3.4)	50.2
Interest and other income of Consolidated Funds	—	137.1	—	137.1
Total revenues	343.6	137.1	(18.6)	462.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	270.6	—	—	270.6
Equity-based compensation	68.0	—	—	68.0
Performance allocations and incentive fee related compensation	(92.2)	—	—	(92.2)
Total compensation and benefits	246.4	—	—	246.4
General, administrative and other expenses	167.6	—	0.9	168.5
Interest	30.7	—	—	30.7
Interest and other expenses of Consolidated Funds	—	116.3	(14.2)	102.1
Total expenses	444.7	116.3	(13.3)	547.7
Other income (loss)
Net investment income of Consolidated Funds	—	15.6	—	15.6
Income (loss) before provision for income taxes	(101.1)	36.4	(5.3)	(70.0)
Benefit for income taxes	(7.3)	—	—	(7.3)
Net income (loss)	(93.8)	36.4	(5.3)	(62.7)
Net income attributable to non-controlling interests in consolidated entities	4.6	—	31.1	35.7
Net income (loss) attributable to The Carlyle Group Inc.	$(98.4)	$36.4	$(36.4)	$(98.4)

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,023.5	$—	$(14.9)	$1,008.6
Incentive fees	40.8	—	—	40.8
Investment loss
Performance allocations	(83.1)	—	(2.9)	(86.0)
Principal investment income (loss)	14.1	—	(9.6)	4.5
Total investment loss	(69.0)	—	(12.5)	(81.5)
Interest and other income	100.2	—	(6.0)	94.2
Interest and other income of Consolidated Funds	—	259.0	—	259.0
Total revenues	1,095.5	259.0	(33.4)	1,321.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	530.8	—	—	530.8
Equity-based compensation	122.4	—	—	122.4
Performance allocations and incentive fee related compensation	13.5	—	—	13.5
Total compensation and benefits	666.7	—	—	666.7
General, administrative and other expenses	327.0	—	0.7	327.7
Interest	60.4	—	—	60.4
Interest and other expenses of Consolidated Funds	—	213.5	(17.7)	195.8
Other non-operating expenses	0.1	—	—	0.1
Total expenses	1,054.2	213.5	(17.0)	1,250.7
Other income (loss)
Net investment income of Consolidated Funds	—	19.2	—	19.2
Income before provision for income taxes	41.3	64.7	(16.4)	89.6
Provision for income taxes	27.0	—	—	27.0
Net income	14.3	64.7	(16.4)	62.6
Net income attributable to non-controlling interests in consolidated entities	12.0	—	48.3	60.3
Net income attributable to The Carlyle Group Inc.	$2.3	$64.7	$(64.7)	$2.3

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Cash flows from operating activities
Net income	$239.7	$14.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	90.8	88.1
Equity-based compensation	233.5	122.4
Non-cash performance allocations and incentive fees	145.8	295.7
Non-cash principal investment income	(144.5)	(0.2)
Other non-cash amounts	(1.5)	19.9
Purchases of investments	(383.0)	(144.3)
Proceeds from the sale of investments	271.1	141.6
Payments of contingent consideration	(1.5)	(68.6)
Change in deferred taxes, net	(42.5)	(91.6)
Change in due from affiliates and other receivables	(19.7)	(4.4)
Change in deposits and other	(7.8)	(49.0)
Change in accounts payable, accrued expenses and other liabilities	37.1	(39.7)
Change in accrued compensation and benefits	(277.4)	(201.6)
Change in due to affiliates	(2.1)	(8.4)
Change in lease right-of-use asset and lease liability	(4.0)	(5.0)
Change in deferred revenue	(9.8)	5.0
Net cash provided by operating activities	124.2	74.2
Cash flows from investing activities
Purchases of corporate treasury investments	(5.0)	(145.2)
Proceeds from corporate treasury investments	—	122.4
Purchases of fixed assets, net	(31.9)	(32.5)
Net cash used in investing activities	(36.9)	(55.3)
Cash flows from financing activities
Borrowings under credit facilities	10.4	—
Repayments under credit facilities	(10.4)	—
Payments on CLO borrowings	(36.0)	(4.5)
Dividends to common stockholders	(252.3)	(245.1)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	116.4	5.2
Distributions to non-controlling interest holders	(45.6)	(25.8)
Common shares repurchased and net share settlement of equity awards	(328.3)	(160.8)
Change in due to/from affiliates financing activities	7.3	(13.2)
Net cash used in financing activities	(607.3)	(513.0)
Effect of foreign exchange rate changes	(5.0)	8.3
Decrease in cash, cash equivalents and restricted cash	(525.0)	(485.8)
Cash, cash equivalents and restricted cash, beginning of period	1,442.1	1,361.5
Cash, cash equivalents and restricted cash, end of period	$917.1	$875.7

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$914.8	$870.3
Restricted cash	2.3	5.4
Total cash, cash equivalents and restricted cash, end of period	$917.1	$875.7

Cash and cash equivalents held at Consolidated Funds	$1,047.5	$536.4

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
•Global Private Equity — Our Global Private Equity segment advises our buyout, middle market and growth capital funds, our U.S. and internationally focused real estate funds, and our infrastructure and natural resources funds. The segment also includes the NGP Carry Funds advised by NGP. As of June 30, 2024, our Global Private Equity segment had $164 billion in AUM and $104 billion in Fee-earning AUM.
•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, aircraft financing and servicing, infrastructure debt, insurance solutions and global capital markets. As of June 30, 2024, our Global Credit segment had $190 billion in
AUM and $155 billion in Fee-earning AUM.
•Global Investment Solutions — Our Global Investment Solutions segment advises global private equity programs and related co-investment and secondary activities. As of June 30, 2024, our Global Investment Solutions segment had $81 billion in AUM and $48 billion in Fee-earning AUM.
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

Our Global Investment Offerings
The following table provides a breakout of the product offerings and related acronyms included in our total assets under management of $435 billion as of June 30, 2024 for each of our three global business segments (in billions):

Global Private Equity	$164.2	Global Credit	$189.8
Corporate Private Equity	$107.9	Insurance [4]	$79.3
U.S. Buyout (CP)	52.2	Liquid Credit	$51.6
Asia Buyout (CAP)	11.9	U.S. CLOs	37.1
Europe Buyout (CEP)	11.6	Europe CLOs	10.6
Carlyle Global Partners (CGP)	7.0	Revolving Credit	2.0
Europe Technology (CETP)	6.2	CLO Investment Products	1.8
Japan Buyout (CJP)	6.0	Private Credit	$27.1
U.S. Growth (CP Growth / CEOF)	3.6	Opportunistic Credit (CCOF / CSP)	17.0
Life Sciences (ABV / ACCD)	2.1	Direct Lending [5]	10.1
Asia Growth (CAP Growth / CAGP)	1.2	Real Assets Credit	$18.4
Other [1]	6.1	Aviation (SASOF / CALF)	12.2
		Infrastructure (CICF)	5.4
Real Estate	$31.1	Other [6]	0.8
U.S. Real Estate (CRP)	20.3	Platform Initiatives	$13.4
Core Plus Real Estate (CPI)	7.6	Credit Strategic Solutions	6.9
International Real Estate (CER)	3.2	Carlyle Tactical Private Credit (CTAC)	4.3
		Other Cross-Platform Credit Products	2.2
Infrastructure & Natural Resources	$25.2	Global Investment Solutions	$80.6
NGP Energy [2]	11.1	Secondaries and Portfolio Finance (ASF / ASPF)	$34.0
Infrastructure & Renewable Energy [3]	7.7	Co-Investments (ACF)	$21.8
International Energy (CIEP)	6.4	Primary Investments & Other [7]	$24.9

Note: All amounts shown represent total assets under management as of June 30, 2024, and totals may not sum due to rounding. In addition, certain carry funds included herein may not be included in fund performance if they have not made an initial capital call or commenced investment activity.
(1)Includes our Financial Services (CGFSP), Sub-Saharan Africa Buyout (CSSAF), South America Buyout (CSABF), Peru Buyout (CPF),
MENA Buyout and Ireland Buyout (CICF) funds, as well as platform accounts which invest across Corporate Private Equity strategies.
(2)NGP Energy funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser. We do not serve as an investment adviser to those funds.
(3)Includes our Infrastructure (CGIOF), Renewable Energy (CRSEF) and Power funds (CPP / CPOCP).
(4)Includes Carlyle FRL, capital raised from strategic third-party investors which directly invest in Fortitude alongside Carlyle FRL, as well as the fair value of the general account assets covered by the strategic advisory services agreement with Fortitude.
(5)Includes our business development companies (CSL / CARS) and our evergreen fund (CDLF).
(6)Includes our Energy Credit (CEMOF) and Real Estate Credit (CNLI) funds.
(7)Includes Mezzanine funds and Carlyle AlpInvest Private Markets Fund (CAPM).
Trends Affecting our Business
Global growth generally moderated in the second quarter of 2024 as the impact of persistently high interest rates began to manifest. U.S. economic activity showed signs of softening, India experienced slower economic activity and consumption growth, China’s economic momentum decelerated due to uneven underlying growth across sectors, and Korea’s economy contracted as domestic demand weakened. In contrast, Japan’s economy rebounded following a first quarter contraction, and euro area growth improved despite significant dispersion across regions and sectors.
In the United States, official data indicate the economy grew at a 2.8% annualized rate. However, excluding inventory accumulation, which accounted for nearly one-third of the expansion, growth was 2%. This is consistent with the estimate implied by our proprietary portfolio data, and June was clearly the weakest of the quarter’s three months. While goods spending appears to be growing at its slowest rate in a year, and “experiences” spending finished June down 3% from its April 2024 peak, the level of overall experiences outlays remains elevated well above pre-pandemic levels, as evidenced by robust passenger enplanements and hotel occupancy rates. Fixed investment in industrial facilities continues to be a bright spot, led by investments in (renewable) power generation and storage, data centers, semiconductors, and battery and EV manufacturing.
These investments coincide with a backlog of projects in this space, with announced investment roughly five times larger than the dollar value of assets put-in-place thus far. This investment also comes alongside explosive growth in direct government investment in infrastructure, which is now growing at a faster rate than private outlays. The slowdown in economic growth, combined with a rise in the unemployment rate in July to its highest level in over two years, present growing evidence of the disinflationary trends that the Federal Reserve has signaled are necessary to observe before it considers lowering interest rates.
Additionally, inflation, as measured by the Federal Reserve’s preferred gauge, the core Personal Consumption Expenditures
Price Index (PCE), fell to 2.6%, marking the lowest level since March 2021. Recent market volatility has created a wide range of expected outcomes for the federal funds rate among market participants, with expectations whipsawing from two to as many as ten 25 basis point rate cuts from the Federal Reserve in the second half of 2024.
In Japan, estimates indicate the economy rebounded in the second quarter, growing at a 2.5% annualized rate, following a first-quarter contraction. This economic recovery occurred against a backdrop of notable currency movements. For the past three years, the yen has closely tracked levels expected given the differential between the yields on U.S. Treasuries and
Japanese Government Bonds. That ended in June, as the yen weakened even as interest differentials narrowed, though there has been a significant reversal in the beginning of the third quarter. Since July 10, the yen has appreciated nearly 12% against the
U.S. dollar. Japanese public equities and the yen exchange rate tend to move in opposite directions; the recent strengthening of the yen against the U.S. dollar has been accompanied by a sharp selloff in Japanese public markets. However, it is important to view recent market volatility in the context of longer-term trends. Overall, corporate governance and stock exchange reforms have thus far produced their intended effect, with delistings, buyouts, spinoffs, and asset sales accelerating as management teams restructure operations for higher returns. The optimism and growing business volumes of M&A advisors suggest that the recent moves in Japanese asset prices do not reflect the potential scale of improvement in profitability outlooks. Global enthusiasm (until the past few weeks) for the Japanese market has also influenced the Korean Financial Services Commission to introduce its own corporate governance reforms earlier this year. Korea’s market appears to have an even greater opportunity for reform, with a higher proportion of companies priced below their accounting value of assets compared to Japan. Corporate inefficiencies are viewed as an intolerable drag on growth in light of demographic realities.
In India, despite moderating consumption, our proprietary portfolio data suggest the economy expanded at a 5.9%
annualized rate in the second quarter. India appears poised for a significant period of catch-up growth and rising living standards, driven by recent reforms in taxation, digital payments, and land reforms. With substantial required investments in physical capital, the return on each unit of capital in India is notably higher compared to the rest of the world. In China, official data indicate the economy slowed more than expected in the second quarter, growing at a 2.8% quarter-over-quarter annualized rate and 4.7% from a year ago. This weakness was due to subdued domestic consumption and a contracting real estate sector but was partially offset by robust growth in its industrial sector.
Our data indicate improvement in Europe’s economy, with our composite measure of GDP signaling positive growth, and a sizeable dispersion across regions and sectors. Our portfolio data suggest that from the start of Russia’s invasion of Ukraine until the end of June 2024, the German economy expanded at a 0.4% annualized rate compared to 2.0% growth for the rest of
Europe. At its June meeting, the European Central Bank (the ECB) decided to cut its policy rates by 25 basis points as inflation in the Euro area continued to converge towards the ECB’s inflation target.
Earnings growth estimates remain significantly higher than in 2023, at an anticipated 10.8% for the year compared to 1%
the previous year. Earnings are estimated to have grown by 11.5% in the second quarter of 2024, compared to the same period a year ago, led by the communication services, information technology, financials, and utilities sectors. The estimated blended net profit margin for the second quarter of 2024 was reported at 12.3%, which is above the 11.6% margin observed a year earlier.
U.S. equity markets generally performed well in the second quarter of 2024. While the Russell 2000 and Dow Jones returned -3.6% and -1.7%, respectively, the S&P 500 and Nasdaq 100 rose by 3.9% and 7.8%, respectively. However, the increase in asset prices was narrow, with the top seven stocks (Apple, Microsoft, NVIDIA, Alphabet, Amazon, Tesla, and
Meta) combining to account for essentially all of the S&P 500’s quarterly gains and over 60% of its first-half gains. By contrast, global equity markets had a tepid performance during the second quarter: the MSCI ACWI rose by 2.4%, while the
EuroStoxx 600 and Shanghai Composite returned -0.2% and -2.4%, respectively.
The third quarter of 2024, by contrast, has been characterized to date by a spike in volatility and sharp market downturn.
The VIX Index reached its highest intraday level since the pandemic market plunge in 2020, and the S&P 500 and Nasdaq 100 have declined by 5% and 9.1%, respectively, since the end of June. The Dow Jones and Russell 2000 have experienced milder declines, returning -1.1% and -0.4% over the same period. Global equity markets have been impacted as well. The MSCI
ACWI, EuroStoxx 600, and Shanghai Composite have returned -5%, -4.8%, and -3.6%, respectively. In Japan, the Nikkei 225 experienced its worst single day drop since 1987, plunging 12.4% following disappointing U.S. economic data and a surge in the Japanese yen. Within less than four weeks, the index has fallen more than 25% after reaching an all-time high in July.
Concurrently, the yen has strengthened to trade around 142 to the dollar, compared to over 161 to the dollar in early July.

Globally, credit spreads have also widened notably over the past two weeks. The sudden and dramatic emergence of significant market volatility has increased uncertainty around the outlook for equity and credit markets, as well as global central bank policy and interest rate expectations, for the balance of 2024.
The first half of the year saw almost $1.65 trillion in global M&A transactions, nearly 20% more than during the same period last year, which appears to have been the trough in the current M&A cycle. Sponsored acquisitions surged significantly, representing almost 20% of global M&A activity during the second quarter of 2024, the highest percentage since the second quarter of 2007. A total of $320 billion in sponsor-backed M&A transactions have been announced through the first half of the year, a 30% increase from the same period last year, indicating that a recovery is underway. By contrast, although strategic
M&A activity regained some momentum in the second quarter, it remained relatively subdued, despite significantly lower financing costs in the leveraged finance markets. Excluding special purpose acquisition companies (SPACs), global IPO proceeds totaled $48.8 billion during the first half of 2024, a decrease of 18% compared to year ago levels and the slowest opening period for global IPOs since 2016. However, this decline was mainly driven by weaker activity in Asia-Pacific, where domestic public listings fell by around 65% in the first half compared to the same period last year. By contrast, U.S. IPO activity continued to pick up appreciably in the second quarter. Total proceeds for IPOs on U.S. exchanges totaled $20.5 billion during the first half of 2024, more than double year ago levels and a three-year high.
U.S. institutional loan activity set an all-time record in the first half of 2024, totaling almost $740 billion. Including add-
ons, global leveraged buyout volume totaled more than $150 billion in the second quarter, the largest since the second quarter of 2022 when major central banks embarked on aggressive monetary tightening. Spreads in the leveraged loan market continued to tighten as demand, driven by near-record CLO issuance and robust loan fund flows, outstripped supply. With borrowers taking advantage of lower financing costs, refinancings and repricings skyrocketed. To a significant, albeit declining, degree, refinancings have been used to prepay more expensive private credit loans that had gained considerable market share in
2022 and 2023 when the broadly syndicated loan market slowed substantially. The recovery in deal activity was broad-based, with financial sponsors becoming more active in all major regions. By contrast, venture capital and growth capital investing remained muted. Globally, the second quarter saw the lowest number of funding rounds since the final quarter of 2014.
Investment activity and appreciation in our carry fund portfolio remained subdued in the second quarter. Our carry fund portfolio had 1% appreciation in the second quarter of 2024. Within our Global Private Equity segment in the second quarter, our infrastructure and natural resources funds appreciated 3%, our corporate private equity funds appreciated 2%, and our real estate funds appreciated 1%. Our Global Credit carry funds (which represent approximately 11% of the total Global Credit remaining fair value as of June 30, 2024) appreciated 3% in the second quarter, while carry funds in our Global Investment
Solutions segment depreciated (1)% in the second quarter. Investment activity in our carry funds in the second quarter of 2024 generated realized proceeds of $5.8 billion, exceeding invested capital of $4.0 billion and providing net positive distributions to our investors.
Our liquid credit strategy was active in the second quarter. We closed $2.0 billion in four new CLO issuances, reset $2.0 billion in AUM across four CLOs including incremental fundraising of $0.4 billion, and refinanced two CLOs during the second quarter. This is in contrast to the second quarter of 2023, in which we closed $0.9 billion in two new CLO issuances.
Higher financing costs continue to pressure borrower debt-service capacity, and we have seen default rates increase in 2023 and into the first half of 2024 in our European CLOs. However, our global CLO portfolio continues to experience a default rate less than the industry average, and we are actively managing our credit positions to maintain balanced risk-adjusted credit quality.
We generally seek to reset our CLOs to renew the reinvestment period. In the absence of a reset, a CLO will begin to use cash flows to repay outstanding debt tranches, which will reduce our AUM and Fee-earning AUM over time as the underlying collateral runs off.
Gross originations in our direct lending strategy totaled $1.1 billion in the second quarter of 2024, a nearly three-fold increase over originations in the second quarter of 2023, which was impacted by the slowdown in sponsor M&A activity in
2022 and 2023. Dividend yields on our business development companies and CTAC as of June 30, 2024 were approximately
10%.
We had $12.4 billion in new capital inflows in the second quarter, and $17.7 billion year-to-date, towards our previously announced target of $40 billion of capital inflows in 2024. The impact of muted realizations on investor liquidity has been exacerbated by an increase in demand on investor capital as the increased cost of subscription lines commonly used to bridge capital calls has led to borrowing repayments and restricted use in current investment activity. The impact of net negative distributions to investors, combined with increasing geopolitical risk and continued global economic uncertainty, has compounded an already challenging fundraising landscape. While we believe that we will continue to attract a significant amount of capital for our buyout funds, we have seen a decline in buyout fund sizes across most geographies, which may continue to result in lower management fees in Global Private Equity in the future.

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
information about the registrant’s board of directors’ oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. In addition, the final rules require disclosure of Scope 1 and/or Scope 2 greenhouse gas emissions on a phased-in basis by certain larger registrants when those emissions are material; the filing of an attestation report covering the required disclosure of such registrants’ Scope 1 and/or Scope 2 emissions, also on a phased-in basis; and disclosure of the financial statement effects of severe weather events and other natural conditions including, for example, costs and losses. On April 4, 2024, the SEC voluntarily stayed implementation of the climate-related disclosure rules, pending completion of judicial review of consolidated challenges to the rules by the U.S. Court of Appeals for the Eighth
Circuit.
In addition, on June 5, 2024, the U.S. Court of Appeals for the Fifth Circuit vacated new rules and amendments to existing rules under the Investment Advisers Act of 1940, which were adopted by the SEC in August 2023 (collectively, the
“Private Fund Adviser Rules”). The SEC did not seek reconsideration of the Fifth Circuit’s June ruling by the July 24, 2024 deadline, and the future of the Private Fund Adviser Rules remains in doubt. We are closely evaluating potential impacts to our business of these rule proposals and adoptions and various financial, regulatory, and other proposals put forth by the current
Administration and Congress. The potential for policy changes may create regulatory uncertainty for our investment strategies and our portfolio companies and could adversely affect our profitability and the profitability of our portfolio companies.
Recent Developments
Dividends
In July 2024, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share to common stockholders of record at the close of business on August 16, 2024, payable on August 26, 2024.

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
Accrued performance allocations and accrued giveback obligations at a point in time assume a hypothetical liquidation of the funds’ investments at their then current fair values. Each investment fund is considered separately in evaluating carried interest and potential giveback obligations. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee related compensation, (iii) performance allocations and incentive fee related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests. Net accrued performance revenues excludes any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods, as well as net accrued performance revenues which are presented as fee related performance revenues when realized in our non-GAAP financial measures. Realized performance allocation-related compensation associated with our updated compensation program that has not yet been paid is also excluded from our net accrued performance allocations.
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

We account for our investments in NGP under the equity method of accounting. Our investments in NGP include the equity interests in NGP Management Company, L.L.C. (“NGP Management”) and the general partners of certain carry funds advised by NGP. These interests entitle us to an allocation of income equal to 55.0% of the management fee related revenues of
NGP Management, which serves as the investment advisor to certain NGP funds as well as 47.5% (40% or 42.75% in the case of certain funds) of the performance allocations that NGP receives from the NGP Carry Funds. We record investment income
(loss) for our equity income allocation from NGP management fee related revenues and also record our share of any allocated expenses from NGP Management, as well as expenses associated with the compensatory elements of the strategic investment.
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
Interest and other income of Consolidated Funds. Interest and other income of Consolidated Funds primarily represents the interest earned on assets of consolidated CLOs.
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
We recognize as compensation expense the portion of performance allocations and incentive fees that are due to our employees, senior Carlyle professionals, advisors, and operating executives in a manner consistent with how we recognize the performance allocations and incentive fee revenue. These amounts are accounted for as compensation expense in conjunction with the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Compensation in respect of performance allocations and incentive fees is paid when the related performance allocations and incentive fees are realized, and not when such performance allocations and incentive fees are accrued. The funds do not have a uniform allocation of performance allocations and incentive fees to our employees, senior
Carlyle professionals, advisors, and operating executives. However, subsequent to the updates made to our compensation strategy effective December 31, 2023, we generally allocate a range of 60% to 70% of performance allocations and incentive fees to our employees. As a result, the portion of performance allocations and incentive fees paid as compensation has increased and cash-based compensation and benefits has decreased in 2024 compared to the prior period.
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
Interest and other expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds consist primarily of interest expense related primarily to loans of consolidated CLOs, professional fees and other third-party expenses.
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

The chart below presents Fee-earning AUM by segment at each period, in billions.
The table below details Fee-earning AUM by its respective components at each period.

	As of June 30,
	2024	2023
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments	$69,255	$78,941
Fee-earning AUM based on invested capital	72,683	60,823
Fee-earning AUM based on collateral balances, at par	48,200	50,109
Fee-earning AUM based on net asset value	20,688	12,436
Fee-earning AUM based on fair value and other	96,519	69,090
Balance, End of Period(1)	$307,345	$271,399
(1)Ending balances as of June 30, 2024 and 2023 exclude $18.3 billion and $15.3 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$304,225	$271,358	$307,418	$266,577
Inflows(1)	10,236	5,204	15,900	11,482
Outflows (including realizations)(2)	(7,142)	(4,289)	(13,453)	(7,142)
Market Activity & Other(3)	398	(814)	(949)	(129)
Foreign Exchange(4)	(372)	(60)	(1,571)	611
Balance, End of Period	$307,345	$271,399	$307,345	$271,399

(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, closed reinsurance transactions at Fortitude, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. Inflows for the six months ended June 30, 2023 include $2.4 billion of Fee-earning AUM related to closed reinsurance transactions at Fortitude.
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
We include in our calculation of AUM and Fee-earning AUM the NGP Energy Funds that are advised by NGP. Our calculation of AUM also includes third-party capital raised for the investment in Fortitude through a Carlyle-affiliated investment fund and from strategic investors who directly invest in Fortitude alongside the fund. The AUM and Fee-earning
AUM related to the strategic advisory services agreement with Fortitude is inclusive of the net asset value of investments in
Carlyle products. These amounts are also reflected in the AUM and Fee-earning AUM of the strategy in which they are invested.
For most of our Global Private Equity and Global Investment Solutions carry funds, total AUM includes the fair value of the capital invested, whereas Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the original investment period for the fund has expired. As such, Fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.
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

The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$425,465	$425,994
Inflows(1)	12,426	17,760
Outflows (including realizations)(2)	(6,029)	(13,598)
Market Activity & Other(3)	3,347	7,067
Foreign Exchange(4)	(589)	(2,603)
Balance, End of Period	$434,620	$434,620
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
Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) Carlyle Tactical Private Credit Fund (“CTAC”) and (e) our closed-end tender offer fund Carlyle
AlpInvest Private Markets Fund (“CAPM”). As of June 30, 2024, our total AUM and Fee-earning AUM included $93.3 billion and $90.4 billion, respectively, of Perpetual Capital.
Performance Fee Eligible AUM. “Performance Fee Eligible AUM” represents the AUM of funds for which we are entitled to receive performance allocations, inclusive of the fair value of investments in those funds (which we refer to as
“Performance Fee Eligible Fair Value”) and their Available Capital. Performance Fee Eligible Fair Value is “Performance Fee-
Generating” when the associated fund has achieved the specified investment returns required under the terms of the fund’s agreement and is accruing performance revenue as of the quarter-end reporting date. Funds whose performance allocations are treated as fee related performance allocations are excluded from these metrics. As of June 30, 2024, our total AUM included
$223.5 billion of Performance Fee Eligible AUM.

Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our condensed consolidated financial statements. As of June 30, 2024, our Consolidated Funds represent approximately 2% of our
AUM; 1% of our management fees for both the three and six months ended June 30, 2024; and less than 1% and 5% of our total investment income or loss on an unconsolidated basis for the three and six months ended June 30, 2024, respectively.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise. As of June 30, 2024, the assets and liabilities of the Consolidated Funds were primarily related to our consolidated CLOs, which held approximately $8.7 billion of total assets of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three and six months ended June 30, 2024 and 2023. The condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment income (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Revenues
Fund management fees	$534.4	$507.8	$26.6	5%	$1,058.0	$1,008.6	$49.4	5%
Incentive fees	31.3	21.0	10.3	49%	57.5	40.8	16.7	41%
Investment income (loss)
Performance allocations	198.2	(246.8)	445.0	NM	41.2	(86.0)	127.2	NM
Principal investment income (loss)	88.1	(7.2)	95.3	NM	161.2	4.5	156.7	NM
Total investment income (loss)	286.3	(254.0)	540.3	NM	202.4	(81.5)	283.9	NM
Interest and other income	52.1	50.2	1.9	4%	109.7	94.2	15.5	16%
Interest and other income of Consolidated Funds	165.6	137.1	28.5	21%	330.5	259.0	71.5	28%
Total revenues	1,069.7	462.1	607.6	131%	1,758.1	1,321.1	437.0	33%
Expenses
Compensation and benefits
Cash-based compensation and benefits	206.3	270.6	(64.3)	(24)%	428.2	530.8	(102.6)	(19)%
Equity-based compensation	125.2	68.0	57.2	84%	233.5	122.4	111.1	91%
Performance allocations and incentive fee related compensation	144.2	(92.2)	236.4	NM	71.4	13.5	57.9	NM
Total compensation and benefits	475.7	246.4	229.3	93%	733.1	666.7	66.4	10%
General, administrative and other expenses	187.9	168.5	19.4	12%	335.6	327.7	7.9	2%
Interest	30.4	30.7	(0.3)	(1)%	61.2	60.4	0.8	1%
Interest and other expenses of Consolidated Funds	152.1	102.1	50.0	49%	276.7	195.8	80.9	41%
Other non-operating expenses (income)	(0.3)	—	(0.3)	NM	(0.1)	0.1	(0.2)	NM
Total expenses	845.8	547.7	298.1	54%	1,406.5	1,250.7	155.8	12%
Other income (loss)
Net investment income (loss) of Consolidated Funds	(5.1)	15.6	(20.7)	NM	(12.1)	19.2	(31.3)	NM
Income (loss) before provision for income taxes	218.8	(70.0)	288.8	NM	339.5	89.6	249.9	279%
Provision (benefit) for income taxes	69.5	(7.3)	76.8	NM	91.4	27.0	64.4	239%
Net income (loss)	149.3	(62.7)	212.0	NM	248.1	62.6	185.5	296%
Net income attributable to non- controlling interests in consolidated entities	1.1	35.7	(34.6)	(97)%	34.3	60.3	(26.0)	(43)%
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$148.2	$(98.4)	$246.6	NM	$213.8	$2.3	$211.5	NM
NM - Not meaningful

Revenues
Fund management fees. Fund management fees increased $26.6 million, or 5.2%, for the three months ended June 30,
2024, as compared to the three months ended June 30, 2023, and increased $49.4 million, or 4.9%, for the six months ended
June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024 v. 2023
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$24.2	$47.0
Lower management fees resulting from the change in basis from commitments to invested capital and step-downs in rate for certain funds, and the impact of net investment activity in funds whose management fees are based on invested capital, including the impact of changes in the base under the strategic advisory services agreement with Fortitude	(6.3)	(11.4)
Decrease in catch-up management fees from subsequent closes of funds that are in the fundraising period	(0.3)	(3.9)
Higher transaction and portfolio advisory fees	9.7	20.1
All other changes	(0.7)	(2.4)
Total increase in Fund management fees(1)	$26.6	$49.4
(1)Total increase in Fund management fees does not include our equity income allocation from NGP management fee related revenues. We do not control
NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP.  Therefore, Fund management fees associated with NGP are included in Principal investment income (loss) in our U.S. GAAP results.
For the three and six months ended June 30, 2024, no funds generated over 10% of total management fees. Management fees attributable to Carlyle Partners VIII, L.P. (“CP VIII”), our eighth U.S. buyout fund, were approximately 11% of fund management fees recognized during the three and six months ended June 30, 2023. No other fund generated over 10% of total management fees for the three and six months ended June 30, 2023. Fee-earning assets under management in our Global Credit and Global Investment Solutions businesses have grown 23% and 26%, respectively, over the last twelve months, while Global
Private Equity has decreased 3%. As a result, Fund management fees increased in Global Credit and Global Investment
Solutions and decreased in Global Private Equity, due in part to smaller buyout fund sizes in our corporate private equity strategy.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $26.2 million and
$16.5 million for the three months ended June 30, 2024 and 2023, respectively, and $50.0 million and $29.9 million for the six months ended June 30, 2024 and 2023, respectively.
Incentive fees. Incentive fees increased $10.3 million for the three months ended June 30, 2024 compared to 2023, and increased $16.7 million for the six months ended June 30, 2024 compared to 2023, primarily due to an increase in incentive fees realized in our Global Credit segment, primarily related to platform initiatives, which included CTAC.
Investment income (loss). Investment income (loss) increased $540.3 million to $286.3 million for the three months ended
June 30, 2024, as compared to the three months ended June 30, 2023, and increased $283.9 million to $202.4 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The components of Investment income (loss)
are included in the following table:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Performance allocations	$198.2	$(246.8)	$445.0	NM	$41.2	$(86.0)	$127.2	NM
Principal investment income (loss):
Investment income from NGP, which includes performance allocations	19.1	54.5	(35.4)	(65)%	50.5	70.8	(20.3)	(29)%
Investment income (loss) from our carry funds:
Global Private Equity	16.5	7.6	8.9	117%	13.8	10.2	3.6	35%
Global Credit	0.2	5.9	(5.7)	(97)%	8.7	7.3	1.4	19%
Global Investment Solutions	(0.3)	(1.2)	0.9	(75)%	6.8	8.2	(1.4)	(17)%
Investment income (loss) from our CLOs	15.6	(1.3)	16.9	NM	29.0	16.6	12.4	75%
Investment income (loss) from Carlyle FRL	10.8	(87.3)	98.1	NM	9.6	(113.6)	123.2	NM
Investment income from our other Global Credit products	16.4	11.3	5.1	45%	28.9	13.3	15.6	117%
Investment income (loss) on foreign currency hedges	2.1	2.7	(0.6)	(22)%	4.9	3.1	1.8	58%
All other investment income (loss)	7.7	0.6	7.1	NM	9.0	(11.4)	20.4	NM
Total Principal investment income (loss)	88.1	(7.2)	95.3	NM	161.2	4.5	156.7	NM
Total Investment income (loss)	$286.3	$(254.0)	$540.3	NM	$202.4	$(81.5)	$283.9	NM
Performance allocations. Performance allocations by segment for the three months ended June 30, 2024 and 2023 and six months ended June 30, 2024 and 2023 comprised the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Global Private Equity	$185.0	$(327.6)	$512.6	NM	$(178.5)	$(331.4)	$152.9	(46)%
Global Credit	46.2	37.7	8.5	23%	111.3	71.1	40.2	57%
Global Investment Solutions	(33.0)	43.1	(76.1)	NM	108.4	174.3	(65.9)	(38)%
Total performance allocations	$198.2	$(246.8)	$445.0	NM	$41.2	$(86.0)	$127.2	NM
Performance allocations for the three and six months ended June 30, 2024 included the following:
•In our Global Private Equity segment for the three months ended June 30, 2024, performance allocation accruals driven by appreciation in our CP VII, CAP IV, and infrastructure & natural resources funds were partially offset by the reversal of performance allocations in CP VI due to depreciation in the portfolio. For the six months ended June
30, 2024, reversals of performance allocations were largely driven by CP VI due to portfolio depreciation, CP VII due to preferred returns outpacing carry fund portfolio appreciation, and CEP V due to the impact of preferred returns. These reversals were partially offset by performance allocation accruals in our infrastructure & natural resources funds.
•In our Global Credit segment, performance allocation accruals in both the three and six months ended June 30, 2024 were primarily driven by appreciation in our opportunistic credit and certain aviation funds.
•In our Global Investment Solutions segment for the three months ended June 30, 2024, reversals of performance allocations in our secondaries & portfolio finance strategy driven by portfolio depreciation were partially offset by performance allocation accruals in our co-investment strategy. For the six months ended, performance allocation accruals were primarily driven by our secondaries & portfolio finance and co-investment strategies.

Performance allocations for the three and six months ended June 30, 2023 included the following:
•In our Global Private Equity segment, the reversal of performance allocations for the three and six months ended
June 30, 2023 were primarily driven by CP VII, as preferred returns outpaced portfolio appreciation, and the impact of portfolio depreciation in CAP V.
•In our Global Credit segment, performance allocation accruals for the three and six months ended June 30, 2023 were largely driven by portfolio appreciation in CCOF II.
•In our Global Investment Solutions segment, performance allocation accruals for the three and six months ended
June 30, 2023 were primarily driven by our secondaries & portfolio finance strategy. The three months ended June
30, 2023 was also driven by performance allocation accruals in our co-investment strategy.
See “—Trends Affecting Our Business” for further discussion the macroeconomic, geopolitical and industry landscape and our investment activity.
Principal investment income (loss). The increase in Principal investment income (loss) for the three and six months ended
June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily due to an investment loss of $104.0 million during the three and six months ended June 30, 2023 related to our equity method investment in Carlyle FRL, which was recorded as a result of the dilution of our indirect ownership in Fortitude (see Note 4, Investments, to the condensed consolidated financial statements for more information). This was partially offset by a decrease in investment income related to our equity method investment in the general partners of certain carry funds advised by NGP, primarily driven by portfolio depreciation in NGP XI and lower portfolio appreciation in NGP XII. In addition, other investment income in the six months ended June 30, 2023 includes an unrealized investment loss of $13.3 million associated with the remeasurement of a corporate investment in equity securities, which was previously carried at cost, resulting from an observable price change pursuant to
ASC 321, Investments–Equity Securities.
Interest and other income. Interest and other income increased $1.9 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Interest and other income increased $15.5 million for the six months ended
June 30, 2024 as compared to the six months ended June 30, 2023, primarily as a result of an increase in the reimbursement of certain costs incurred on behalf of Carlyle funds as well as interest income from higher yields on cash and investments in CLO notes.
Interest and other income of Consolidated Funds. Interest and other income of Consolidated Funds increased $28.5 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and increased $71.5 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, driven primarily by an increase in interest income from consolidated CLOs. Our CLOs generate interest income primarily from investments in bonds and loans, inclusive of amortization of discounts, and generate other income from consent and amendment fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors.
Accordingly, such amounts have no material impact on net income attributable to the Company.
Expenses
Compensation and benefits. Total compensation and benefits increased $229.3 million for the three months ended June
30, 2024, as compared to the three months ended June 30, 2023, and increased $66.4 million for the six months ended June 30,
2024, as compared to the six months ended June 30, 2023, driven by an increase in Performance allocations and incentive fee related compensation of $236.4 million and $57.9 million, respectively, and an increase in equity-based compensation of $57.2 million and $111.1 million, respectively, partially offset by a decrease in cash-based compensation and benefits of $64.3 million and $102.6 million, respectively.
Cash-based compensation and benefits. The decrease in Cash-based compensation and benefits during the three and six months ended June 30, 2024 was primarily due to the updates to our compensation program under which we pay a greater portion of compensation from performance allocations.
Equity-based compensation. The increase in Equity-based compensation during the three and six months ended June 30,
2024 was driven by an increase in restricted stock units granted in 2024. In February 2024, we granted 18.1 million restricted stock units, including 13.2 million restricted stock units granted to certain Carlyle professionals which are subject to vesting based on the achievement of stock price performance conditions over a service period of three years. The grant date fair value of the awards subject to stock price performance conditions was approximately $347 million and the three and six months ended June 30, 2024 include $56.7 million and $90.6 million, respectively, of equity-based compensation expense related to these awards. Such expense is incurred regardless of whether the stock price performance conditions are achieved. In February
2023, we granted a total of 9.9 million restricted stock units to our personnel, including certain senior Carlyle professionals and other key personnel, as well as an aggregate 6.8 million of time- and performance-based inducement equity awards in connection with the appointment of our Chief Executive Officer.
Performance allocations and incentive fee related compensation. The increase in Performance allocations and incentive fee related compensation expense was primarily driven by accruals of Performance allocations during the three and six months ended June 30, 2024 on which the related compensation is based, as well as the increase in the proportion of our Performance allocations used to compensate our personnel as part of an update to our compensation program, which was effective December
31, 2023.
General, administrative and other expenses. General, administrative and other expenses increased $19.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and increased $7.9 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily driven by an increase in liabilities for litigation-related contingencies, regulatory examination and inquiries, and other matters of $25 million and $35 million, respectively. The increases were partially offset by a decrease in foreign translation adjustments of $11.2 million and $23.5 million, respectively, reflecting a foreign exchange gain for the three and six months ended June 30, 2024 compared to a foreign exchange loss for the three and six months ended June 30, 2023 related to the movement in the Euro relative to the U.S.
dollar.
Interest and other expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $50.0 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and increased $80.9 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to higher interest expense on the consolidated CLOs. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the
Company.
Net investment income (loss) of Consolidated Funds. The table below summarizes the components of Net investment income (loss) of Consolidated Funds, including our consolidated CLOs and certain other funds:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Realized losses	$(23.4)	$(21.5)	$(1.9)	9%	$(44.6)	$(38.9)	$(5.7)	15%
Net change in unrealized gains	23.6	17.6	6.0	34%	127.5	180.0	(52.5)	(29)%
Total gains (losses)	0.2	(3.9)	4.1	NM	82.9	141.1	(58.2)	(41)%
Gains (losses) from liabilities of CLOs	(5.4)	19.5	(24.9)	NM	(95.1)	(121.9)	26.8	(22)%
Total net investment income (loss) of Consolidated Funds	$(5.1)	$15.6	$(20.7)	NM	$(12.1)	$19.2	$(31.3)	NM
Provision (benefit) for income taxes. The Company’s provision (benefit) for income taxes was $69.5 million and $(7.3)
million for the three months ended June 30, 2024 and 2023, respectively, and $91.4 million and $27.0 million for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate was approximately 32% and 10% for the three months ended June 30, 2024 and 2023, respectively, and approximately 27% and 30% for the six months ended June 30,
2024 and 2023, respectively. The effective tax rate for each of the six months ended June 30, 2024 and 2023 primarily comprised the 21% U.S. federal corporate income tax rate, the impact of U.S. state and foreign income taxes, and disallowed executive compensation, partially offset by non-controlling interest and equity-based compensation deductions. The effective tax rate for the six months ended June 30, 2024 also includes an increase related to other non-deductible expenses.
As of June 30, 2024 and December 31, 2023, the Company had federal, state, local and foreign taxes payable of
$46.3 million and $46.9 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.

Net income attributable to non-controlling interests in consolidated entities. Net income attributable to non-controlling interests in consolidated entities was $1.1 million for the three months ended June 30, 2024 as compared to $35.7 million for the three months ended June 30, 2023, and $34.3 million for the six months ended June 30, 2024 as compared to $60.3 million for the six months ended June 30, 2023. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related fund’s limited partners or CLO investors, as well as net earnings from our Insurance Solutions business and certain other products that are allocated to certain third party investors.
These amounts also reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions. The net income (loss) of our Consolidated Funds, after eliminations, was $(4.3)
million and $31.1 million for the three months ended June 30, 2024 and 2023, respectively, and $8.4 million and $48.3 million for the six months ended June 30, 2024 and 2023, respectively.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These Non-GAAP financial measures are presented for the three and six months ended June 30, 2024 and 2023. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, impairment charges associated with lease right-of-use assets, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
The following table shows our total segment DE and FRE for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Total Segment Revenues	$788.9	$977.9	$1,811.9	$1,732.1
Total Segment Expenses	445.7	589.1	1,037.4	1,071.7
(=) Distributable Earnings	$343.2	$388.8	$774.5	$660.4
(-) Realized Net Performance Revenues	55.7	175.1	197.7	244.6
(-) Realized Principal Investment Income	26.6	22.1	60.3	45.9
(+) Net Interest	12.1	15.7	22.8	30.8
(=) Fee Related Earnings	$273.0	$207.3	$539.3	$400.7
The following table sets forth our total segment revenues for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$525.5	$515.0	$1,041.1	$1,021.2
Portfolio advisory and transaction fees, net and other	28.9	18.2	55.6	34.6
Fee related performance revenues	33.1	73.2	62.2	102.0
Total fund level fee revenues	587.5	606.4	1,158.9	1,157.8
Realized performance revenues	156.5	335.1	554.3	500.2
Realized principal investment income	26.6	22.1	60.3	45.9
Interest income	18.3	14.3	38.4	28.2
Total Segment Revenues	$788.9	$977.9	$1,811.9	$1,732.1

The following table sets forth our total segment expenses for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$205.3	$288.7	$419.6	$549.3
Realized performance revenue related compensation	100.8	160.0	356.6	255.6
Total compensation and benefits	306.1	448.7	776.2	804.9
General, administrative, and other indirect expenses	97.9	101.7	177.6	189.2
Depreciation and amortization expense	11.3	8.7	22.4	18.6
Interest expense	30.4	30.0	61.2	59.0
Total Segment Expenses	$445.7	$589.1	$1,037.4	$1,071.7
Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable
Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to
Distributable Earnings and to Fee Related Earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Income (loss) before provision for income taxes	$218.8	$(70.0)	$339.5	$89.6
Adjustments:
Net unrealized performance and fee related performance revenues	(15.2)	314.3	178.0	332.7
Unrealized principal investment (income) loss	(48.1)	(30.4)	(52.5)	(1.4)
Principal investment loss from dilution of indirect investment in Fortitude	—	104.0	—	104.0
Equity-based compensation(1)	127.4	70.7	238.4	127.8
Acquisition or disposition-related charges, including amortization of intangibles and impairment	33.3	33.7	66.1	62.4
Tax expense associated with certain foreign performance revenues	(0.2)	(0.1)	(1.2)	(0.6)
Net (income) loss attributable to non-controlling interests in consolidated entities	(1.1)	(35.7)	(34.3)	(60.3)
Other adjustments(2)	28.3	2.3	40.5	6.2
(=) Distributable Earnings	$343.2	$388.8	$774.5	$660.4
(-) Realized net performance revenues, net of related compensation(3)	55.7	175.1	197.7	244.6
(-) Realized principal investment income(3)	26.6	22.1	60.3	45.9
(+) Net interest	12.1	15.7	22.8	30.8
(=) Fee Related Earnings	$273.0	$207.3	$539.3	$400.7
(1)Equity-based compensation for the three and six months ended June 30, 2024 and 2023 includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.

(3)  See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2024
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$198.2	$(41.7)	$156.5
Performance revenues related compensation expense	144.2	(43.4)	100.8
Net performance revenues	$54.0	$1.7	$55.7

Principal investment income (loss)	$88.1	$(61.5)	$26.6

	Six Months Ended June 30, 2024
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$41.2	$513.1	$554.3
Performance revenues related compensation expense	71.4	285.2	356.6
Net performance revenues	$(30.2)	$227.9	$197.7

Principal investment income (loss)	$161.2	$(100.9)	$60.3

	Three Months Ended June 30, 2023
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(246.8)	$581.9	$335.1
Performance revenues related compensation expense	(92.2)	252.2	160.0
Net performance revenues	$(154.6)	$329.7	$175.1

Principal investment income (loss)	$(7.2)	$29.3	$22.1

	Six Months Ended June 30, 2023
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(86.0)	$586.2	$500.2
Performance revenues related compensation expense	13.5	242.1	255.6
Net performance revenues	$(99.5)	$344.1	$244.6

Principal investment income (loss)	$4.5	$41.4	$45.9
(4)Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from our Non-GAAP results, (ii)
amounts earned from the Consolidated Funds, which were eliminated in the U.S. GAAP consolidation but were included in the Non-
GAAP results, (iii) amounts attributable to non-controlling interests in consolidated entities, which were excluded from the Non-GAAP results, (iv) the reclassification of NGP performance revenues, which are included in investment income in the U.S. GAAP financial statements, (v) the reclassification of fee related performance revenues, which are included in fund level fee revenues in the segment results, and (vi) the reclassification of tax expenses associated with certain foreign performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investment in NGP Management and its affiliates to the appropriate operating captions for the Non-GAAP results, and the exclusion of charges associated with the investment in NGP
Management and its affiliates that are excluded from the Non-GAAP results.

Distributable Earnings for our reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Global Private Equity	$199.1	$320.7	$512.2	$503.5
Global Credit	99.8	55.4	181.9	124.3
Global Investment Solutions	44.3	12.7	80.4	32.6
Distributable Earnings	$343.2	$388.8	$774.5	$660.4
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
the three and six months ended June 30, 2024.

Global Private Equity
The following table presents our results of operations for our Global Private Equity(1) segment:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$305.2	$330.2	$(25.0)	(8)%	$609.8	$657.1	$(47.3)	(7)%
Portfolio advisory and transaction fees, net and other	3.8	5.3	(1.5)	(28)%	10.9	10.7	0.2	2%
Fee related performance revenues	3.2	52.8	(49.6)	(94)%	6.9	62.4	(55.5)	(89)%
Total fund level fee revenues	312.2	388.3	(76.1)	(20)%	627.6	730.2	(102.6)	(14)%
Realized performance revenues	129.7	313.7	(184.0)	(59)%	503.5	412.7	90.8	22%
Realized principal investment income	6.8	13.2	(6.4)	(48)%	25.7	25.1	0.6	2%
Interest income	6.5	5.5	1.0	18%	14.1	10.9	3.2	29%
Total revenues	455.2	720.7	(265.5)	(37)%	1,170.9	1,178.9	(8.0)	(1)%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	103.9	173.6	(69.7)	(40)%	213.2	322.3	(109.1)	(34)%
Realized performance revenues related compensation	81.4	144.6	(63.2)	(44)%	315.7	190.9	124.8	65%
Total compensation and benefits	185.3	318.2	(132.9)	(42)%	528.9	513.2	15.7	3%
General, administrative, and other indirect expenses	50.2	59.1	(8.9)	(15)%	88.8	116.2	(27.4)	(24)%
Depreciation and amortization expense	6.5	5.9	0.6	10%	12.9	12.6	0.3	2%
Interest expense	14.1	16.8	(2.7)	(16)%	28.1	33.4	(5.3)	(16)%
Total expenses	256.1	400.0	(143.9)	(36)%	658.7	675.4	(16.7)	(2)%
(=) Distributable Earnings	$199.1	$320.7	$(121.6)	(38)%	$512.2	$503.5	$8.7	2%
(-) Realized Net Performance Revenues	48.3	169.1	(120.8)	(71)%	187.8	221.8	(34.0)	(15)%
(-) Realized Principal Investment Income	6.8	13.2	(6.4)	(48)%	25.7	25.1	0.6	2%
(+) Net Interest	7.6	11.3	(3.7)	(33)%	14.0	22.5	(8.5)	(38)%
(=) Fee Related Earnings	$151.6	$149.7	$1.9	1%	$312.7	$279.1	$33.6	12%
(1)For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions.

Distributable Earnings
Distributable Earnings decreased $121.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and increased $8.7 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024 v. 2023
	(Dollars in millions)
Distributable Earnings, June 30, 2023	$320.7	$503.5
Increases (decreases):
Increase in fee related earnings	1.9	33.6
Decrease in realized net performance revenues	(120.8)	(34.0)
(Decrease) increase in realized principal investment income	(6.4)	0.6
Decrease in net interest	3.7	8.5
Total (decrease) increase	(121.6)	8.7
Distributable Earnings, June 30, 2024	$199.1	$512.2
Realized Net Performance Revenues. Realized net performance revenues decreased $120.8 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and decreased $34.0 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a decrease in realizations in U.S.
Growth funds, partially offset by realizations in CIEP I. Additionally, the decrease for the six months ended June 30, 2024 was partially offset by realizations in CAP IV.
Fee Related Earnings
Fee Related Earnings increased $1.9 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and increased $33.6 million for the six months ended June 30, 2024 as compared to the six months ended
June 30, 2023. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024 v. 2023
	(Dollars in millions)
Fee Related Earnings, June 30, 2023	$149.7	$279.1
Increases (decreases):
Decrease in fee revenues	(76.1)	(102.6)
Decrease in cash-based compensation and benefits	69.7	109.1
Decrease in general, administrative and other indirect expenses	8.9	27.4
All other changes	(0.6)	(0.3)
Total increase	1.9	33.6
Fee Related Earnings, June 30, 2024	$151.6	$312.7

Fee Revenues. Total fee revenues decreased $76.1 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and decreased $102.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024 v. 2023
	(Dollars in millions)
Lower fund management fees	$(25.0)	$(47.3)
(Lower) higher portfolio advisory and transaction fees, net and other	(1.5)	0.2
Lower fee related performance revenues	(49.6)	(55.5)
Total decrease in fee revenues	$(76.1)	$(102.6)
The decrease in fund management fees for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily due to step-downs in CP VII and the impact of investment realizations in funds on which management fees are based on invested capital. The impact of smaller buyout funds in our corporate private equity strategy is resulting in, and may continue to result in, lower fund management fees relative to 2023.
The decrease in fee related performance revenues for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was due to CPI, which will fluctuate from quarter to quarter based on fund performance. We do not expect material fee related performance revenues in Global Private Equity in 2024.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $69.7 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and decreased $109.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a decrease in cash bonuses as a result of the updates to our compensation program effective as of December 31, 2023, which resulted in a larger portion of compensation being derived from Realized performance revenues related compensation, as well as a decrease in headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $8.9 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and decreased $27.4 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to lower professional fees, lower foreign currency-related losses, and lower fundraising costs. Additionally, the six months ended June
30, 2024 included the benefit of lower VAT expense in Asia.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2024	2023
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$47,522	$56,589
Fee-earning AUM based on invested capital	45,361	40,735
Fee-earning AUM based on net asset value	7,166	6,423
Fee-earning AUM based on lower of cost or fair value	3,613	3,332
Total Fee-earning AUM	$103,662	$107,079

Annualized Management Fee Rate(2)	1.16%	1.20%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Global Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$104,024	$107,797	$106,651	$107,801
Inflows(1)	2,965	2,329	3,684	3,815
Outflows (including realizations)(2)	(3,254)	(2,777)	(5,870)	(4,369)
Market Activity & Other(3)	116	(168)	(108)	(241)
Foreign Exchange(4)	(189)	(102)	(695)	73
Balance, End of Period	$103,662	$107,079	$103,662	$107,079
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
period end.
Fee-earning AUM of $103.7 billion at June 30, 2024 was generally flat to $104.0 billion at March 31, 2024, as outflows of $3.3 billion, primarily from a fee basis step-down in CAP V and realizations in funds which charge fees on invested capital, offset $3.0 billion of inflows from the activation of fees in CAP VI, additional fee-paying capital raised in NGP XIII, and investments in funds which charge fees on invested capital. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Fee-earning AUM of $103.7 billion at June 30, 2024 decreased 3% from $106.7 billion at December 31, 2023, as outflows of $5.9 billion outpaced inflows of $3.7 billion. Outflows for the period included a fee basis step-down in CAP V and realizations in U.S. Buyout and the NGP Energy funds. Inflows included the activation of fees in CAP VI, additional fee-paying capital raised in NGP XIII, and investments in funds which charge fees on invested capital.
Fee-earning AUM of $103.7 billion at June 30, 2024 decreased 3% from $107.1 billion at June 30, 2023, as outflows of
$9.4 billion driven by realizations in funds that charge fees on invested capital, notably in the NGP Energy funds and our U.S.
Buyout and U.S. Real Estate funds, as a well as a fee basis step-down in CAP V, outpaced $6.7 billion of inflows primarily from the activation of fees in CAP VI, fee-paying capital raised in NGP XIII and CRSEF II, and investments in CPI. The segment annualized management fee rate decreased to 1.16% at June 30, 2024 from 1.20% at June 30, 2023, reflecting the impact of fee rate step-downs, particularly in our U.S. Buyout funds.

Total AUM
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$159,190	$161,308
Inflows(1)	5,149	6,655
Outflows (including realizations)(2)	(2,225)	(5,399)
Market Activity & Other(3)	2,432	2,922
Foreign Exchange(4)	(320)	(1,260)
Balance, End of Period	$164,226	$164,226
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
period end.
Total AUM was $164.2 billion at June 30, 2024, an increase of 3% from $159.2 billion at March 31, 2024, as inflows of
$5.1 billion, including new capital raised in Real Estate, Europe Buyout and Japan Buyout, and market appreciation of $2.4 billion, outpaced outflows of $2.2 billion, including realizations in U.S. Buyout and the NGP Energy funds. Market activity for the period included appreciation in CP VII ($0.7 billion) and CP VIII ($0.3 billion), as well as depreciation in CP VI ($0.3 billion).
Total AUM was $164.2 billion at June 30, 2024, an increase of 2% from $161.3 billion at December 31, 2023, as inflows of $6.7 billion and market appreciation of $2.9 billion more than offset outflows of $5.4 billion. Inflows for the period included new capital raised in Real Estate, Japan Buyout, and Europe Buyout. Market activity for the period included appreciation in CP
VII ($0.9 billion), CP VIII ($0.6 billion), and CAP V ($0.3 billion), as well as depreciation in CP VI ($0.8 billion). Outflows for the period were driven by Asia Buyout, U.S. Buyout, and the NGP Energy funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2024, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc.
and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc.
is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following table reflects the performance of our significant funds in our Global Private Equity business. Please see
“—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of June 30, 2024						As of June 30, 2024
Fund (Fee Initiation Date/Stepdown Date)(19)	Committed Capital(20)	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/ (Giveback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,797	$7,836	53%	$682	$9,162	1.3x	NM	NM	$11	n/a	n/a	n/a
CP VII (May 2018 / Oct 2021)	$18,510	$17,740	96%	$2,624	$22,883	1.4x	11%	8%	$26	$2,187	1.0x	Neg
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$24,665	$3,772	2.2x	18%	13%	$135	$26,068	2.5x	22%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$28,103	$795	2.2x	18%	14%	$56	$28,143	2.3x	20%
CEP V (Oct 2018 / Sep 2024)	€6,416	€5,544	86%	€1,446	€6,158	1.4x	13%	8%	$14	n/a	n/a	n/a
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,797	103%	€6,196	€1,404	2.0x	17%	12%	$86	€6,255	2.1x	20%
CEP III (Jul 2007 / Dec 2013)	€5,295	€5,177	98%	€11,725	€105	2.3x	19%	14%	$8	€11,658	2.3x	19%
CAP VI (Jun 2024/Jun 2030)	$1,934	$—	—%	$—	$—	n/a	NM	NM	$—	n/a	n/a	n/a
CAP V (Jun 2018 / Jun 2024)	$6,554	$6,204	95%	$1,889	$6,675	1.4x	16%	8%	$88	$944	1.9x	143%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,146	107%	$7,747	$1,099	2.1x	18%	13%	$72	$7,651	2.5x	24%
CJP IV (Oct 2020 / Oct 2026)	¥258,000	¥180,016	70%	¥54,503	¥257,519	1.7x	43%	26%	$47	¥50,811	3.5x	150%
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥217,875	¥55,621	3.0x	25%	18%	$22	¥203,055	3.4x	27%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$963	96%	$388	$1,760	2.2x	27%	19%	$72	$783	6.3x	48%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,960	$570	2.7x	26%	20%	$32	$1,956	2.4x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,283	$472	37%	$—	$531	1.1x	NM	NM	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,364	98%	$3,105	$1,959	2.1x	20%	15%	$85	$3,083	2.9x	37%
CETP V (Mar 2022 / Jun 2028)	€3,180	€1,024	32%	€—	€1,066	1.0x	NM	NM	$—	n/a	n/a	n/a
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,190	88%	€1,007	€1,635	2.2x	35%	25%	$65	€1,008	4.9x	82%
CETP III (Jul 2014 / Jul 2019)	€657	€607	92%	€1,285	€785	3.4x	41%	29%	$47	€1,290	3.4x	46%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$40	$1,334	1.4x	16%	11%	$13	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,206	89%	$1,491	$3,006	1.4x	6%	5%	$30	$1,688	2.1x	16%
CSABF (Dec 2009 / Dec 2016)	$776	$773	100%	$542	$245	1.0x	—%	Neg	$—	$620	1.3x	1%
All Other Active Funds & Vehicles(10)		$21,514	n/a	$18,680	$15,933	1.6x	18%	12%	$22	$18,485	2.0x	27%
Fully Realized Funds & Vehicles(11)(21)		$30,752	n/a	$73,973	$2	2.4x	28%	20%	$2	$73,975	2.4x	28%
TOTAL CORPORATE PRIVATE EQUITY(13)		$144,540	n/a	$190,792	$83,621	1.9x	25%	17%	$932	$188,818	2.3x	26%

Real Estate
CRP IX ( Oct 2021 / Oct 2026 )	$7,987	$4,345	54%	$65	$4,748	1.1x	NM	NM	$—	$65	1.4x	NM
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$5,220	95%	$4,854	$4,140	1.7x	37%	22%	$108	$4,911	2.1x	54%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,836	92%	$4,919	$1,407	1.6x	17%	10%	$33	$4,873	1.8x	22%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,170	93%	$3,792	$149	1.8x	27%	18%	$4	$3,711	1.9x	29%
CPI (May 2016 / n/a)	$7,621	$8,126	107%	$2,700	$7,737	1.3x	13%	11%	n/a*	$1,595	1.7x	11%
All Other Active Funds & Vehicles(14)		$3,156	n/a	$1,266	$2,949	1.3x	9%	7%	$3	$901	1.7x	20%
Fully Realized Funds & Vehicles(15)(21)		$12,874	n/a	$19,466	$11	1.5x	10%	6%	$—	$19,477	1.5x	10%
TOTAL REAL ESTATE(13)		$39,726	n/a	$37,062	$21,141	1.5x	12%	8%	$148	$35,532	1.7x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,008	44%	$707	$1,000	1.7x	30%	13%	$28	$644	2.7x	NM**
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,432	97%	$2,947	$1,652	1.9x	16%	9%	$61	$3,426	2.3x	20%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,607	105%	$1,484	$1,600	1.9x	16%	10%	$87	$2,552	3.0x	26%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$1,863	85%	$455	$2,502	1.6x	21%	12%	$57	$312	1.7x	20%
CRSEF II (Nov 2022 / Aug 2027)	$1,187	$334	28%	$—	$447	1.3x	NM	NM	$3	n/a	n/a	n/a
NGP XIII (Feb 2023 / Feb 2028)	$1,981	$299	15%	$—	$351	1.2x	NM	NM	$—	n/a	n/a	n/a
NGP XII (Jul 2017 / Jul 2022)	$4,304	$3,134	73%	$3,869	$2,658	2.1x	20%	16%	$39	$3,578	3.5x	41%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$5,034	95%	$6,252	$3,384	1.9x	14%	10%	$135	$6,737	2.1x	23%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,423	$299	1.1x	3%	Neg	$—	$3,261	1.2x	5%
All Other Active Funds & Vehicles(17)		$4,954	n/a	$3,835	$3,820	1.5x	14%	12%	$19	$3,661	2.1x	19%
Fully Realized Funds & Vehicles(18)(21)		$1,190	n/a	$1,435	$—	1.2x	3%	1%	$—	$1,435	1.2x	3%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES(13)		$25,206	n/a	$24,406	$17,712	1.7x	12%	8%	$428	$25,605	2.0x	15%

Legacy Energy Funds(16)		$16,741	n/a	$24,035	$14	1.4x	12%	6%	$(1)	$24,049	1.4x	12%

*Net accrued fee related performance revenues for CPI are excluded from Net Accrued Performance Revenues. These amounts will be reflected as fee related performance revenues when realized, and included in Fund level fee revenues in our segment results. There were no accrued fee related performance revenues for CPI as of June 30, 2024.
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
(10)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: MENA, CCI, CSSAF I, CPF I, CAP Growth I, CAP Growth II, CBPF II, CEP II,
CAGP IV, ABV 8, ABV 9 and ACCD 2.
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
(20)All amounts shown represent total capital commitments as of June 30, 2024. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.
(21)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$140.8	$126.9	$13.9	11%	$277.7	$249.5	$28.2	11%
Portfolio advisory and transaction fees, net and other	25.0	12.9	12.1	94%	44.6	23.9	20.7	87%
Fee related performance revenues	28.0	19.6	8.4	43%	52.2	38.0	14.2	37%
Total fund level fee revenues	193.8	159.4	34.4	22%	374.5	311.4	63.1	20%
Realized performance revenues	6.9	5.6	1.3	23%	7.5	33.3	(25.8)	(77)%
Realized principal investment income	19.2	8.2	11.0	134%	33.0	17.2	15.8	92%
Interest income	10.1	7.7	2.4	31%	20.8	14.9	5.9	40%
Total revenues	230.0	180.9	49.1	27%	435.8	376.8	59.0	16%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	74.0	84.6	(10.6)	(13)%	150.8	165.0	(14.2)	(9)%
Realized performance revenues related compensation	4.3	2.7	1.6	59%	4.6	15.4	(10.8)	(70)%
Total compensation and benefits	78.3	87.3	(9.0)	(10)%	155.4	180.4	(25.0)	(14)%
General, administrative, and other indirect expenses	35.3	25.6	9.7	38%	64.9	47.3	17.6	37%
Depreciation and amortization expense	3.2	1.7	1.5	88%	6.3	3.7	2.6	70%
Interest expense	13.4	10.9	2.5	23%	27.3	21.1	6.2	29%
Total expenses	130.2	125.5	4.7	4%	253.9	252.5	1.4	1%
(=) Distributable Earnings	$99.8	$55.4	$44.4	80%	$181.9	$124.3	$57.6	46%
(-) Realized Net Performance Revenues	2.6	2.9	(0.3)	(10)%	2.9	17.9	(15.0)	(84)%
(-) Realized Principal Investment Income	19.2	8.2	11.0	134%	33.0	17.2	15.8	92%
(+) Net Interest	3.3	3.2	0.1	3%	6.5	6.2	0.3	5%
(=) Fee Related Earnings	$81.3	$47.5	$33.8	71%	$152.5	$95.4	$57.1	60%

Distributable Earnings
Distributable Earnings increased $44.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and increased $57.6 million for the six months ended June 30, 2024 as compared to the six months ended
June 30, 2023. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024 v. 2023
	(Dollars in millions)
Distributable Earnings, June 30, 2023	$55.4	$124.3
Increases (decreases):
Increase in fee related earnings	33.8	57.1
Decrease in realized net performance revenues	(0.3)	(15.0)
Increase in realized principal investment income	11.0	15.8
Increase in net interest	(0.1)	(0.3)
Total increase	44.4	57.6
Distributable Earnings, June 30, 2024	$99.8	$181.9
Realized Net Performance Revenues. Realized net performance revenues decreased $0.3 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Realized net performance revenues decreased $15.0 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a decrease in realized net performance revenues generated by CCOF I and CSP II.
Realized Principal Investment Income. Realized principal investment income increased $11.0 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and increased $15.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily driven by higher realized principal investment income from our European and U.S. CLOs as well as CSP IV.
Fee Related Earnings
Fee Related Earnings increased $33.8 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and increased $57.1 million for the six months ended June 30, 2024 as compared to the six months ended
June 30, 2023. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024 v. 2023
	(Dollars in millions)
Fee Related Earnings, June 30, 2023	$47.5	$95.4
Increases (decreases):
Increase in fee revenues	34.4	63.1
Decrease in cash-based compensation and benefits	10.6	14.2
Increase in general, administrative and other indirect expenses	(9.7)	(17.6)
All other changes	(1.5)	(2.6)
Total increase	33.8	57.1
Fee Related Earnings, June 30, 2024	$81.3	$152.5

Fee Revenues. Fee revenues increased $34.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and increased $63.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024 v. 2023
	(Dollars in millions)
Higher fund management fees	$13.9	$28.2
Higher portfolio advisory and transaction fees, net and other	12.1	20.7
Higher fee related performance revenues	8.4	14.2
Total increase in fee revenues	$34.4	$63.1
The increase in fund management fees for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily driven by closed reinsurance transactions at Fortitude, which increased the fee basis under the strategic advisory services agreement, as well as increases from fundraising and capital deployment in CTAC and
CCOF III.
The increase in portfolio advisory and transaction fees, net and other for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily driven by an increase in capital market fees. The recognition of capital markets fees can be volatile as they are primarily generated by investment activity.
The increase in fee related performance revenues for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was due to higher fee related performance revenues from CTAC.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $10.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and decreased $14.2 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a decrease in cash bonuses as a result of the updates to our compensation program effective as of December 31, 2023.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $9.7 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and increased $17.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to increases in IT expenses, professional fees (including legal expenses), rent and office costs as the Global Credit segment continues to grow.

Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2024	2023
Global Credit	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$2,470	$2,765
Fee-earning AUM based on invested capital	18,428	14,933
Fee-earning AUM based on collateral balances, at par	48,200	50,109
Fee-earning AUM based on net asset value	2,142	1,974
Fee-earning AUM based on fair value and other(2)	84,197	56,419
Total Fee-earning AUM	$155,437	$126,200

Annualized Management Fee Rate(3)	0.36%	0.40%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement and funds with fees based on gross asset value.
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$153,428	$125,300	$155,238	$121,229
Inflows(1)	4,861	2,080	7,622	5,728
Outflows (including realizations)(2)	(2,804)	(711)	(5,764)	(1,381)
Market Activity & Other(3)	23	(519)	(1,315)	413
Foreign Exchange(4)	(71)	50	(344)	211
Balance, End of Period	$155,437	$126,200	$155,437	$126,200
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, closed reinsurance transactions at Fortitude, and gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows for the six months ended June 30,
2023 include $2.4 billion of Fee-earning AUM related to closed reinsurance transactions at Fortitude. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.
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
period end.

Fee-earning AUM was $155.4 billion at June 30, 2024, an increase of 1% from $153.4 billion at March 31, 2024, as inflows of $4.9 billion for the period, including the issuance of four new CLOs and deployment in funds which charge fees on invested capital, exceeded $2.8 billion of outflows, including outflows from our liquid credit products and realizations in funds which charge fees on invested capital.
Fee-earning AUM was $155.4 billion at June 30, 2024, generally flat to $155.2 billion at December 31, 2023, as inflows of $7.6 billion for the period, including the issuance of five new CLOs and deployment in funds which charge fees on invested capital, exceeded $5.8 billion of outflows and $1.3 billion of negative market activity. Outflows were primarily from our liquid credit products and realizations in funds which charge fees on invested capital, while negative market activity of $1.3 billion was driven by a decrease in value of the assets covered by the strategic advisory services agreement with Fortitude.
Fee-earning AUM was $155.4 billion at June 30, 2024, an increase of $29.2 billion, or approximately 23%, compared to
$126.2 billion at June 30, 2023, as inflows were only partially offset by outflows during the period. Inflows of $37.5 billion were driven by $23.7 billion of closed reinsurance transactions at Fortitude, the issuance of eight new CLOs, and investment activity in our Opportunistic Credit, Credit Strategic Solutions and Infrastructure Credit funds, as well as subscriptions in
CTAC. Outflows of $9.1 billion included realizations in funds with fees tied to invested capital, outflows from our liquid credit products, and reductions for funds that are no longer calling for management fees. The segment annualized management fee rate decreased to 0.36% at June 30, 2024 from 0.40% at June 30, 2023, primarily reflecting the impact of an increase in assets covered by the strategic advisory services agreement with Fortitude, which have a lower fee rate than other Global Credit products.
Total AUM
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$186,351	$187,826
Inflows(1)	4,993	6,469
Outflows (including realizations)(2)	(2,657)	(5,021)
Market Activity & Other(3)	1,148	844
Foreign Exchange(4)	(74)	(357)
Balance, End of Period	$189,761	$189,761
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
period end.
Total AUM was $189.8 billion at June 30, 2024, an increase of 2% compared to $186.4 billion at March 31, 2024, as $5.0 billion of inflows exceeded $2.7 billion of outflows. Inflows for the period were driven by the issuance of four new CLOs and capital raised in our Infrastructure Credit and Opportunistic Credit funds. Outflows for the period were primarily in our liquid credit products.

Total AUM was $189.8 billion at June 30, 2024, an increase of 1% compared to $187.8 billion at December 31, 2023, as
$6.5 billion of inflows, including the issuance of five new CLOs, commitments in our Infrastructure Credit and Opportunistic
Credit products, as well as subscriptions in CTAC, outpaced outflows of $5.0 billion primarily driven by outflows from our liquid credit products.
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
The following table reflects the performance of our significant carry funds in our Global Credit business. Please see “—
Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of June 30, 2024
Fund (Fee Initiation Date/Stepdown Date)(11)	Committed Capital(12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Giveback) (7)
Global Credit Carry Funds
CCOF III (Feb 2023 / Jun 2028)	$2,846	$1,519	53%	$72	$1,602	1.1x	NM	NM	$3
CCOF II (Nov 2020 / Mar 2026)	$4,430	$5,333	120%	$1,871	$4,954	1.3x	15%	11%	$82
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,496	147%	$3,194	$1,669	1.4x	17%	12%	$30
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$1,249	$2,083	1.3x	10%	5%	$—
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$932	$25	1.4x	18%	8%	$—
CEMOF II (Dec 2015 / Jun 2019)	$1,692	$1,713	101%	$1,854	$341	1.3x	7%	3%	$—
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,197	$63	1.3x	18%	10%	$5
All Other Active Funds & Vehicles(9)		$10,713	n/a	$2,607	$9,198	1.1x	7%	5%	$36
Fully Realized Funds & Vehicles(10)(13)		$6,625	n/a	$8,190	$—	1.2x	9%	3%	$—
TOTAL GLOBAL CREDIT CARRY FUNDS		$33,593	n/a	$21,166	$19,935	1.2x	10%	6%	$156
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
(9)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: SASOF IV, SASOF V, CICF, CICF II, CAF, and CALF.
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
(12)All amounts shown represent total capital commitments as of June 30, 2024. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed Capital for CEMOF II reflects original committed capital of $2.8 billion, less $1.1 billion in commitments that were extinguished following a Key
Person Event. Committed capital for CCOF II excludes $150 million in capital committed by a CCOF II investor to a side vehicle.
(13)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.

Global Investment Solutions
The following table presents our results of operations for our Global Investment Solutions segment:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$79.5	$57.9	$21.6	37%	$153.6	$114.6	$39.0	34%
Fee related performance revenues	1.9	0.8	$1.1	138%	3.1	1.6	1.5	94%
Total fund level fee revenues	81.5	58.7	22.8	39%	156.8	116.2	40.6	35%
Realized performance revenues	19.9	15.8	4.1	26%	43.3	54.2	(10.9)	(20)%
Realized principal investment income	0.6	0.7	(0.1)	(14)%	1.6	3.6	(2.0)	(56)%
Interest income	1.7	1.1	0.6	55%	3.5	2.4	1.1	46%
Total revenues	103.7	76.3	27.4	36%	205.2	176.4	28.8	16%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	27.4	30.5	(3.1)	(10)%	55.6	62.0	(6.4)	(10)%
Realized performance revenues related compensation	15.1	12.7	2.4	19%	36.3	49.3	(13.0)	(26)%
Total compensation and benefits	42.5	43.2	(0.7)	(2)%	91.9	111.3	(19.4)	(17)%
General, administrative, and other indirect expenses	12.4	17.0	(4.6)	(27)%	23.9	25.7	(1.8)	(7)%
Depreciation and amortization expense	1.6	1.1	0.5	45%	3.2	2.3	0.9	39%
Interest expense	2.9	2.3	0.6	26%	5.8	4.5	1.3	29%
Total expenses	59.4	63.6	(4.2)	(7)%	124.8	143.8	(19.0)	(13)%
(=) Distributable Earnings	$44.3	$12.7	$31.6	249%	$80.4	$32.6	$47.8	147%
(-) Realized Net Performance Revenues	4.8	3.1	1.7	55%	7.0	4.9	2.1	43%
(-) Realized Principal Investment Income	0.6	0.7	(0.1)	(14)%	1.6	3.6	(2.0)	(56)%
(+) Net Interest	1.2	1.2	—	—%	2.3	2.1	0.2	10%
(=) Fee Related Earnings	$40.1	$10.1	$30.0	297%	$74.1	$26.2	$47.9	183%
Distributable Earnings
Distributable Earnings increased $31.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and increased $47.8 million for the six months ended June 30, 2024 as compared to the six months ended
June 30, 2023. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024 v. 2023
	(Dollars in millions)
Distributable Earnings, June 30, 2023	$12.7	$32.6
Increases (decreases):
Increase in fee related earnings	30.0	47.9
Increase in realized net performance revenues	1.7	2.1
Decrease in realized principal investment income	(0.1)	(2.0)
Increase in net interest	—	(0.2)
Total increase	31.6	47.8
Distributable Earnings, June 30, 2024	$44.3	$80.4
Fee Related Earnings
Fee Related Earnings increased $30.0 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and increased $47.9 million for the six months ended June 30, 2024 as compared to the six months ended
June 30, 2023. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024 v. 2023
	(Dollars in millions)
Fee Related Earnings, June 30, 2023	$10.1	$26.2
Increases (decreases):
Increase in fee revenues	22.8	40.6
Decrease in cash-based compensation and benefits	3.1	6.4
Decrease in general, administrative and other indirect expenses	4.6	1.8
All other changes	(0.5)	(0.9)
Total increase	30.0	47.9
Fee Related Earnings, June 30, 2024	$40.1	$74.1
Fee Revenues. Fee revenues increased $22.8 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and increased $40.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily driven by fund management fees from the activation of fees in the second half of 2023 and the ongoing fundraising in our secondaries & portfolio finance strategy as well as our co-investment strategy.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased $4.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and decreased $1.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Modest increases in professional fees and office costs were more than offset by decreases in external fundraising costs in 2024 compared to 2023.

Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2024	2023
Global Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$19,263	$19,587
Fee-earning AUM based on invested capital(2)	8,894	5,155
Fee-earning AUM based on net asset value	11,380	4,039
Fee-earning AUM based on lower of cost or fair market value	8,709	9,339
Total Fee-earning AUM	$48,246	$38,120

Annualized Management Fee Rate(3)	0.62%	0.60%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds.
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Global Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$46,773	$38,261	$45,529	$37,547
Inflows(1)	2,410	795	4,594	1,939
Outflows (including realizations)(2)	(1,084)	(801)	(1,819)	(1,392)
Market Activity & Other(3)	259	(127)	474	(301)
Foreign Exchange(4)	(112)	(8)	(532)	327
Balance, End of Period	$48,246	$38,120	$48,246	$38,120
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
period end.
Fee-earning AUM was $48.2 billion at June 30, 2024, an increase of $1.4 billion, or approximately 3%, compared to
$46.8 billion at March 31, 2024, as inflows were partially offset by outflows. Inflows of $2.4 billion were driven by fee-paying capital raised and investment activity primarily in our secondaries & portfolio finance and co-investment strategies. Outflows of
$1.1 billion were driven by realizations in our primary funds that charge fees on invested capital. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.

Fee-earning AUM was $48.2 billion at June 30, 2024, an increase of $2.7 billion, or approximately 6%, compared to
$45.5 billion at December 31, 2023, as inflows were partially offset by outflows. Inflows of $4.6 billion were primarily driven by fee-paying capital raised in our secondaries & portfolio finance and co-investment strategies and investment activity across all strategies. Outflows of $1.8 billion were driven by realizations in our primary and secondaries & portfolio finance funds that charge fees on invested capital.
Fee-earning AUM was $48.2 billion at June 30, 2024, an increase of $10.1 billion, or approximately 26%, compared to
$38.1 billion at June 30, 2023, as inflows and market appreciation more than outpaced outflows during the period. Inflows of
$15.8 billion were primarily driven by the activation of fees and additional commitments raised in our secondaries & portfolio finance and co-investment strategies and investment activity across all strategies. Market appreciation of $1.3 billion was driven by certain funds in our secondaries & portfolio finance strategy in which fees are based on net asset value. Outflows of $6.1 billion were driven by realizations in our secondaries & portfolio finance and primary funds and step-downs in fee bases.
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(Dollars in millions)
Global Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$79,924	$76,860
Inflows(1)	2,284	4,636
Outflows (including realizations)(2)	(1,147)	(3,178)
Market Activity & Other(3)	(233)	3,301
Foreign Exchange(4)	(195)	(986)
Balance, End of Period	$80,633	$80,633
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
period end.
Total AUM was $80.6 billion at June 30, 2024, an increase of $0.7 billion, or approximately 1%, compared to $79.9 billion at March 31, 2024. The increase was driven by $2.3 billion of inflows related to fundraising primarily in our secondaries
& portfolio finance and co-investment strategies. Partially offsetting the increase were outflows of $1.1 billion from realizations predominantly in our primary and secondaries & portfolio finance funds.
Total AUM was $80.6 billion at June 30, 2024, an increase of $3.7 billion, or approximately 5%, compared to $76.9 billion at December 31, 2023. The increase was driven by $4.6 billion of inflows related to fundraising primarily in our secondaries & portfolio finance and co-investment strategies and $3.3 billion of market appreciation. These increases were partially offset by outflows of $3.2 billion from realizations predominantly in our primary and secondaries & portfolio finance funds.
Fund Performance Metrics
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

The following table reflects the performance of our significant funds in our Global Investment Solutions business. We also present fund performance information for portfolios of investments held by separately managed accounts, generally aggregated either as invested alongside the relevant commingled fund or over a specified time period.

(Amounts in millions)				TOTAL INVESTMENTS
				As of June 30, 2024
Global Investment Solutions (1)(8)		Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value (3)	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/ (Giveback) (12)
				(Reported in Local Currency, in Millions)
Secondaries & Portfolio Finance	ASF VIII	2024	$7,451	$1,772	$40	$2,312	$2,352	1.3x	NM	NM	$20
	ASF VII	2020	$6,769	$5,542	$1,163	$6,603	$7,765	1.4x	22%	17%	$89
	ASF VII - SMAs	2020	€2,016	€1,674	€399	€1,999	€2,399	1.4x	21%	18%	$32
	ASF VI	2017	$3,333	$3,155	$2,967	$1,923	$4,890	1.5x	17%	13%	$56
	ASF VI - SMAs	2017	€2,817	€2,764	€2,290	€2,120	€4,409	1.6x	15%	13%	$46
	ASF V	2012	$756	$654	$1,014	$177	$1,191	1.8x	18%	15%	$7
	ASF V - SMAs	2012	€3,916	€4,161	€7,071	€725	€7,795	1.9x	21%	20%	$14
	SMAs 2009-2011	2010	€1,859	€2,039	€3,479	€72	€3,551	1.7x	19%	18%	$—
	All Other Active Funds & Vehicles (9)	Various		$1,419	$539	$1,381	$1,920	1.4x	22%	20%	$17
	Fully Realized Funds & Vehicles	Various		€4,335	€7,117	€31	€7,147	1.6x	19%	18%	$—
Co-Investments	ACF IX	2023	$3,123	$668	$1	$687	$688	1.0x	NM	NM	$—
	ACF VIII	2021	$3,614	$3,229	$62	$3,910	$3,972	1.2x	11%	9%	$22
	ACF VIII - SMAs	2021	$1,069	$874	$36	$1,049	$1,084	1.2x	12%	10%	$6
	ACF VII	2017	$1,688	$1,618	$817	$2,328	$3,145	1.9x	17%	14%	$55
	ACF VII - SMAs	2017	€1,452	€1,449	€607	€2,021	€2,628	1.8x	16%	14%	$45
	SMAs 2014-2016	2014	€1,274	€1,133	€2,254	€709	€2,963	2.6x	25%	23%	$11
	SMAs 2012-2013	2012	€1,124	€1,078	€2,814	€246	€3,060	2.8x	28%	26%	$2
	SMAs 2009-2010	2010	€1,475	€1,404	€3,615	€609	€4,224	3.0x	23%	22%	$—
	Strategic SMAs	Various		$3,725	$1,230	$4,956	$6,186	1.7x	18%	17%	$59
	All Other Active Funds & Vehicles (9)	Various		€495	€598	€150	€749	1.5x	16%	14%	$2
	Fully Realized Funds & Vehicles	Various		€5,848	€10,045	€1	€10,046	1.7x	14%	12%	$—
Primary Investments	SMAs 2024-2026	2024	$1,186	$3	$—	$2	$2	0.8x	NM	NM	$—
	SMAs 2021-2023	2021	€4,505	€925	€31	€986	€1,017	1.1x	NM	NM	$—
	SMAs 2018-2020	2018	$3,116	$2,147	$359	$2,588	$2,947	1.4x	15%	14%	$2
	SMAs 2015-2017	2015	€2,501	€2,500	€2,309	€2,552	€4,862	1.9x	21%	20%	$10
	SMAs 2012-2014	2012	€5,080	€6,044	€9,018	€4,195	€13,213	2.2x	18%	17%	$15
	SMAs 2009-2011	2009	€4,877	€5,834	€10,493	€2,151	€12,644	2.2x	17%	17%	$1
	SMAs 2006-2008	2005	€11,500	€13,691	€22,323	€1,512	€23,836	1.7x	10%	10%	$—
	SMAs 2003-2005	2003	€4,628	€5,168	€8,177	€182	€8,360	1.6x	10%	9%	$—
	All Other Active Funds & Vehicles (9)	Various		€1,872	€1,813	€296	€2,109	1.1x	2%	2%	$—
	Fully Realized Funds & Vehicles	Various		€5,048	€8,217	€36	€8,252	1.6x	12%	11%	$—
TOTAL GLOBAL INVESTMENT SOLUTIONS (USD)(11)				$97,098	$118,248	$49,982	$168,229	1.7x	14%	13%	$510
(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by AlpInvest. Excluded from the performance information shown are: (a) investments that were not originated by AlpInvest (i.e., AlpInvest did not make the original investment decision or recommendation); (b) Direct Investments, which was spun off from AlpInvest in 2005; (c) Carlyle AlpInvest Private Markets Fund; and (d) LP co-investment vehicles managed by AlpInvest. As of June 30, 2024, these excluded portfolios amounted to approximately $6.5 billion of
AUM in the aggregate.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Total Net
Accrued Carry excludes $1.6 million of net accrued carry as of June 30, 2024, which was retained as part of the sale of
MRE on April 1, 2021.
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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior revolving credit facility, which had $1.0 billion of available capacity as of June 30, 2024.
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
Cash and cash equivalents. Cash and cash equivalents were approximately $0.9 billion at June 30, 2024. However, a portion of this cash is allocated for specific business purposes, including, but not limited to: (i) performance allocations and incentive fee related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation and amounts owed to non-controlling interests, (ii) proceeds received from realized investments that are allocable to non-controlling interests, and (iii) regulatory capital.
Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.

After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash, cash equivalents, and corporate treasury investments, was approximately $0.8 billion as of June 30, 2024. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
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
dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (6.44% at June 30,
2024). As of June 30, 2024, there were no amounts outstanding under the senior revolving credit facility.
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
Global Credit Revolving Credit Facility. Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. In August 2023, the Global Credit
Revolving Credit Facility was amended to increase the capacity of the existing revolving line of credit from $250 million to
$300 million (the “2027 Tranche Revolving Loans”) and extend the maturity date to September 2027. This amendment also provides for a new tranche of revolving loans with a capacity of $200 million maturing in August 2024, which we expect to extend (the “2024 Tranche Revolving Loans,” together with the 2027 Tranche Revolving Loans, the “Global Credit Revolving
Credit Facility”). The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. In the three months ended June 30, 2024, the Company made borrowings under the Global Credit
Revolving Credit Facility of $5.0 million and €5.0 million, which were repaid as of June 30, 2024. As of June 30, 2024, there was no borrowing outstanding under the Global Credit Revolving Credit Facility.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements.
The Company’s CLO borrowings outstanding were $384.3 million and $431.7 million at June 30, 2024 and December 31,
2023, respectively. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO and generally do not have recourse to any other Carlyle entity. As of June 30, 2024, $363.0 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See
Note 6, Borrowings, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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

Our accrued performance allocations by segment as of June 30, 2024, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations(1)	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$3,662.2	$(18.4)	$3,643.8
Global Credit	427.8	(25.5)	402.3
Global Investment Solutions	1,577.2	—	1,577.2
Total	$5,667.2	$(43.9)	$5,623.3
Plus: Accrued performance allocations from NGP Carry Funds(2)			480.6
Less: Accrued performance allocation-related compensation			(4,021.7)
Plus: Receivable for giveback obligations from current and former employees			11.5
Less: Deferred taxes on certain foreign accrued performance allocations			(25.0)
Less/Plus: Net accrued performance allocations/giveback obligations attributable to non-controlling interests in consolidated entities			7.9
Plus: Net accrued performance allocations attributable to Consolidated Funds, eliminated in consolidation			9.3
Net accrued performance revenues before timing differences			2,085.9
Less/Plus: Timing differences between the period when accrued performance allocations/giveback obligations are realized and the period they are collected/distributed(3)			89.8
Net accrued performance revenues attributable to The Carlyle Group Inc.			$2,175.7
(1)Accrued incentive fees are excluded from net accrued performance revenues.
(2)Accrued performance allocations from NGP funds are presented as investments in the condensed consolidated balance sheet.
(3)Includes realized performance allocation-related compensation associated with our updated compensation program that has not yet been paid.
The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of June 30, 2024, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)						Net Accrued Performance Revenues
	Quarter-to-Date		Year-to-Date		Last Twelve Months
	Q2 2023	Q2 2024	Q2 2023	Q2 2024	Q2 2023	Q2 2024
Overall Carry Fund Appreciation/(Depreciation)	2%	1%	4%	3%	5%	7%
Global Private Equity(2):							$1,508.0
Corporate Private Equity	1%	2%	2%	3%	5%	5%	932.3
Real Estate	1%	1%	1%	3%	2%	1%	148.3
Infrastructure & Natural Resources	3%	3%	3%	5%	13%	9%	428.4

Global Credit Carry Funds	2%	3%	5%	5%	7%	13%	156.2

Global Investment Solutions Carry Funds	2%	(1)%	7%	4%	4%	8%	511.5

Net Accrued Performance Revenues							$2,175.7
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
Investments as of June 30, 2024 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$3,079.8	$851.4	$3,931.2
Less: Amounts attributable to non-controlling interests in consolidated entities	(260.0)	—	(260.0)
Plus: Investments in Consolidated Funds, eliminated in consolidation	252.6	—	252.6
Less: Strategic equity method investments in NGP Management	—	(370.8)	(370.8)
Less: Investment in NGP general partners - accrued performance allocations	—	(480.6)	(480.6)
Total investments attributable to The Carlyle Group Inc.	$3,072.4	$—	$3,072.4
(1)Strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations. See Note 4, Investments, to our condensed consolidated financial statements.
Our investments as of June 30, 2024 can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$928.3
Global Credit funds(2)	1,231.3
Global Investment Solutions funds	255.3
Total investments in Carlyle Funds, excluding CLOs	2,414.9
Investments in CLOs	495.7
Other investments	161.8
Total investments attributable to The Carlyle Group Inc.	3,072.4
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc.(3)	(363.0)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$2,709.4
(1)Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2)Includes the Company’s indirect investment in Fortitude through Carlyle FRL, a Carlyle-affiliated investment fund, as discussed in
Note 4, Investments, to the condensed consolidated financial statements. This investment has a carrying value of $720.3 million as of June 30, 2024.
(3)Of the $380.2 million in total CLO borrowings as of June 30, 2024 and as disclosed in Note 6, Borrowings, to the condensed consolidated financial statements, $363.0 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $17.2 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
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
With respect to dividend year 2024, the Board of Directors has declared a dividend to common stockholders totaling
$251.4 million, or $0.70 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2024
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2024	$0.35	$125.6	May 14, 2024	May 21, 2024
Q2 2024	0.35	125.8	August 16, 2024	August 26, 2024
Total	$0.70	$251.4
With respect to dividend year 2023, the Board of Directors declared cumulative dividends to common stockholders totaling $506.0 million, consisting of the following:

Common Stock Dividends - Dividend Year 2023
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2023	$0.35	$126.7	May 16, 2023	May 23, 2023
Q2 2023	0.35	126.3	August 15, 2023	August 23, 2023
Q3 2023	0.35	126.3	November 21, 2023	November 29, 2023
Q4 2023	0.35	126.7	February 23, 2024	March 1, 2024
Total	$1.40	$506.0
Dividends to common stockholders paid during the six months ended June 30, 2024 totaled $252.3 million, including the amount paid in March 2024 of $0.35 per common share in respect of the fourth quarter of 2023. Dividends to common stockholders paid during the six months ended June 30, 2023 totaled $245.1 million, including the amount paid in March 2023 of $0.325 per common share in respect of the fourth quarter of 2022.
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
Since our inception through June 30, 2024, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals.
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives, and other professionals through our internal co-investment program. Of the $4.3 billion of unfunded commitments, approximately $3.6 billion is subscribed individually by senior Carlyle professionals, operating executives, and other professionals, with the balance funded directly by the Company. Approximately 76% of the $4.3 billion of unfunded commitments relate to investment funds in our Global Private Equity segment.
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of June 30, 2024, there were no material outstanding commitments related to the origination and syndication of loans and securities under the Carlyle Global
Capital Markets platform. In July 2024, a subsidiary of the Company committed to bridge up to $340 million of debt and equity financing in connection with the acquisition of a private student loan portfolio by investment vehicles in the our Global Credit segment, which is expected to close in the second half of 2024. We expect to transfer the commitments to third party investors through Carlyle-advised investment vehicles.
Repurchase Program. During the six months ended June 30, 2024, we paid an aggregate of $280.6 million to repurchase and retire approximately 6.4 million shares of common stock. In addition, during the six months ended June 30, 2024, we paid an aggregate of $47.7 million and retired 1.1 million shares of common stock to settle tax withholding obligations in connection with net share settlements of equity-based awards, for a total of $328.3 million shares repurchased or withheld this year. As of
June 30, 2024, $1.1 billion of repurchase capacity remained under the share repurchase program, which reflects the cost of common shares repurchased as well as shares settled for tax withholding payments made by the Company related to the net share settlement of equity-based awards. For further information on our repurchase program, see Note 13, Equity, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows, which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP, are summarized below.

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Statements of Cash Flows Data
Net cash used in operating activities	$(1,198.6)	$(849.0)
Net cash used in investing activities	(36.9)	(55.3)
Net cash provided by financing activities	717.2	408.0
Effect of foreign exchange rate changes	(6.7)	10.5
Net change in cash, cash equivalents and restricted cash	$(525.0)	$(485.8)
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

Cash flows provided by (used in) operating activities during the six months ended June 30, 2024 and 2023, excluding the activities of our Consolidated Funds, were $124.2 million and $74.2 million, respectively. During the six months ended June
30, 2024 and 2023, cash inflows impacting net cash used in operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $1.7 billion and $1.6 billion, respectively.
These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $1.5 billion and $1.3 billion for the six months ended June 30, 2024 and 2023, respectively, which includes payment of 2023 and
2022 year-end bonuses paid in January 2024 and 2023, respectively. Additionally, operating outflows during the six months ended June 30, 2023 included a $68.6 million payment relating to the Carlyle Aviation Partners earn-out and a $20.3 million payment to the former Carlyle Holdings unitholders related to amounts owed under the tax receivable agreement.
Cash used to purchase investments as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the six months ended June 30, 2024, investment proceeds were $185.1 million as compared to investment purchases of $180.1 million, which included a $115.1 million deferred consideration payment related to our investment in Fortitude. During the six months ended June 30, 2023, investment proceeds were $137.2 million as compared to investment purchases of $126.5 million, which included our $50 million follow-on investment in Carlyle FRL.
The net cash provided by operating activities for the six months ended June 30, 2024 and 2023 also reflects the investment activity of our Consolidated Funds. For the six months ended June 30, 2024, purchases of investments by the
Consolidated Funds were $3.9 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $2.7 billion. For the six months ended June 30, 2023, purchases of investments by the Consolidated Funds were $1.7 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $0.9 billion.
Net cash used in investing activities. Our investing activities generally reflect cash used for fixed assets, software for internal use, and corporate treasury investments. For the six months ended June 30, 2024, cash used in investing activities principally reflects purchases of fixed assets of $31.9 million. For the six months ended June 30, 2023, cash used in investing activities principally reflects purchases of corporate treasury investments of $145.2 million and purchases of fixed assets of
$32.5 million, partially offset by proceeds from corporate treasury investments of $122.4 million.
Net cash provided by financing activities. Net cash provided by financing activities during the six months ended June 30,
2024 and 2023, excluding the activities of our Consolidated Funds, was $607.3 million and $513.0 million, respectively. During the six months ended June 30, 2024, we borrowed and subsequently repaid an aggregate of $10.4 million under the Global
Credit Revolving Credit Facility. During the six months ended June 30, 2023, we made no borrowings or repayments under the revolving credit facilities. We also paid $68.8 million in each of January 2024 and January 2023, representing the final and fourth annual installments, respectively, of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion.
Dividends paid to our common stockholders were $252.3 million and $245.1 million for the six months ended June 30,
2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, we paid $328.3 million and $160.8 million, respectively, to repurchase and retire 7.5 million and 5.2 million shares, respectively, which included shares retired in connection with the net share settlement of equity-based awards during the six months ended June 30, 2024.
The net borrowings (payments) on loans payable by our Consolidated Funds during the six months ended June 30, 2024 and 2023 were $1,328.5 million and $876.1 million, respectively. Contributions from non-controlling interest holders were
$120.4 million and $55.5 million for the six months ended June 30, 2024 and 2023, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the six months ended June 30, 2024 and
2023, distributions to non-controlling interest holders were $45.6 million and $34.1 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $22.3 billion at June 30, 2024, an increase of $1.1 billion compared to December 31, 2023, primarily attributable to an increase in Investments in Consolidated Funds of $1.2 billion and an increase in Cash and cash equivalents held at Consolidated Funds of $0.7 billion, partially offset by a decrease in Cash and cash equivalents of $0.5 billion and a decrease in Investments, including performance allocations of $0.4 billion. The decrease in Investments, including performance allocations was primarily due to a decrease in accrued performance allocations, reflecting year-to-date realizations as well as performance allocation reversals in certain funds, which more than offset the impact of 3% appreciation in our carry funds year-
to-date, partially offset by an increase in investments driven primarily by contributions to Carlyle FRL. Refer to “—Cash
Flows” for details on the decrease in Cash and cash equivalents.

Total liabilities were $16.6 billion at June 30, 2024, an increase of $1.2 billion from December 31, 2023. The increase in liabilities was primarily attributable to an increase in Loans payable of Consolidated Funds of $1.3 billion and an increase of
$0.5 billion in Other liabilities of Consolidated Funds, partially offset by a decrease in accrued compensation and benefits of
$0.6 billion. The decrease in Accrued compensation and benefits was primarily due to payments of year-end bonuses as well as realizations and reversals of performance allocations.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 17, Supplemental Financial
Information, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At June 30,
2024, our total assets without the effect of the Consolidated Funds were $13.1 billion, including cash and cash equivalents of
$0.9 billion and net accrued performance revenues of $2.2 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2024 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Jul. 1, 2024 to Dec. 31, 2024	2025-2026	2027-2028	Thereafter	Total
	(Dollars in millions)
Debt obligations(1)	$28.9	$54.6	$62.6	$2,113.2	$2,259.3
Interest payable(2)	59.0	210.9	199.2	1,644.3	2,113.4
Other consideration(3)	0.3	37.0	18.0	—	55.3
Operating lease obligations(4)	32.8	133.2	132.6	295.7	594.3
Capital commitments to Carlyle funds(5)	4,349.7	—	—	—	4,349.7
Tax receivable agreement payments(6)	—	12.1	12.0	52.1	76.2
Loans payable of Consolidated Funds(7)	246.5	978.2	979.5	10,228.8	12,433.0
Unfunded commitments of the CLOs(8)	10.2	—	—	—	10.2
Consolidated contractual obligations	4,727.4	1,426.0	1,403.9	14,334.1	21,891.4
Loans payable of Consolidated Funds(7)	(246.5)	(978.2)	(979.5)	(10,228.8)	(12,433.0)
Capital commitments to Carlyle funds(5)	(3,649.0)	—	—	—	(3,649.0)
Unfunded commitments of the CLOs(8)	(10.2)	—	—	—	(10.2)
Carlyle Operating Entities contractual obligations	$821.7	$447.8	$424.4	$4,105.3	$5,799.2
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
(2)The interest rates on the debt obligations as of June 30, 2024 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 5.20% to 11.83% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
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
(5)These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $4.3 billion of unfunded commitments to the funds, approximately $3.6 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. In July 2024, a subsidiary of the Company committed to bridge up to $340 million of debt and equity financing in connection with the acquisition of a private student loan portfolio by investment vehicles in the our Global Credit segment, which is is expected to close in the second half of 2024 and is not reflected in the amounts above. We expect to transfer the commitments to third party investors through Carlyle-advised investment vehicles.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of June 30, 2024, at spreads to market rates pursuant to the debt agreements, and range from 1.15% to 14.19%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $42.1 million at June 30, 2024 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Abingworth, which are accounted for as compensation expense, and are accrued over the service period. If earned, payments are made in the quarter following the performance year to which the payments relate. The contingent cash obligations relate to future incentive payments of up to
$130.0 million that are payable upon the achievement of certain performance targets during 2025 through 2028, which is the maximum amount that could be paid as of June 30, 2024. There are no material amounts recognized on the balance sheet related to these contingent cash obligations as of June 30, 2024.
In connection with our acquisition of Carlyle Aviation Partners, we had contingent cash payments related to an earn-out of up to $150.0 million that were payable upon the achievement of certain revenue and earnings performance targets during
2020 through 2025. Through December 31, 2022, we paid $53.6 million related to this earn-out. During the first quarter of
2023, we entered into a termination and settlement agreement with respect to the earn-out, pursuant to which we paid
$68.6 million, and agreed to pay an aggregate $2.4 million in installments in 2024 and 2025. Pursuant to the termination and settlement agreement, we paid the first installment of $1.5 million during the first quarter of 2024.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated financial statements as of
June 30, 2024. See Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to indemnifications.
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

Carlyle Common Stock
A rollforward of our common stock outstanding for the six months ended June 30, 2024 is as follows:

Six Months Ended June 30,
2024
Balance, beginning of period	361,326,172
Shares issued	1,407,927
Shares repurchased/retired	(6,358,903)
Balance, end of period	356,375,196
Shares of The Carlyle Group Inc. common stock issued during the period from December 31, 2023 through June 30, 2024 relate to the vesting of the Company’s restricted stock units and shares issued and delivered in connection with our equity method investment in NGP. Shares of The Carlyle Group Inc. common stock issued and repurchased/retired during the period from December 31, 2023 through June 30, 2024 do not include shares retired as part of the net share settlement of equity-based awards.
The total shares as of June 30, 2024 as shown above exclude approximately 3 million net common shares in connection with the vesting of restricted stock units subsequent to June 30, 2024 that will participate in the common shareholder dividend that will be paid on August 26, 2024.
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
There was no material change in our market risks during the six months ended June 30, 2024. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)
under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth repurchases of our common stock during the three months ended June 30, 2024 for the periods indicated. During the three months ended June 30, 2024, 3.5 million shares were repurchased. In addition, 0.6 million shares were retired in connection with the net share settlement of equity-based awards, which are not included in the table below.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (3)
	(Dollars in millions, except share and per share data)
April 1, 2024 to April 30, 2024 (1)	—	$—	—	$1,269.4
May 1, 2024 to May 31, 2024 (1)(2)	2,539,057	$43.08	2,539,057	$1,160.0
June 1, 2024 to June 30, 2024 (1)(2)	966,244	$42.05	966,244	$1,119.4
Total	3,505,301		3,505,301
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
(3)The remaining repurchase authorization was $1,078.4 million as of June 30, 2024 when factoring in the net share settlement of equity-based awards.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On August 2, 2024, Bruce M. Larson, a Senior Advisor and the Company’s former Chief Human Resources Officer, notified the Company of his intention to retire from the Company, effective September 1, 2024.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to
Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2023).

3.2	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.1+	The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2024).

10.2*+	Form of Global Restricted Stock Unit Agreement for Time-Based Awards to Non-Employee Directors.

22*	Senior and Subordinated Notes, Issuers, and Guarantors.

31.1*	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1**	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group Inc.

Date: August 6, 2024	By:	/s/ John C. Redett
	Name:	John C. Redett
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)