Form 10-Q
period 2024-09-30
Carlyle Group Inc.
filed 2024-11-07
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2024
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
As of October 31, 2024, there were 357,681,261 shares of common stock of the registrant outstanding.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the
Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements related to our expectations, estimates, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions and statements that are not historical facts, including our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, and our dividend policy. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,”
“expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,”
“estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties, and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described in this Quarterly Report on Form 10-Q and under the section entitled “Risk Factors” in our Annual Report on Form
10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22,
2024, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other periodic filings with the SEC.
We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments, or otherwise, except as required by applicable law.
Website and Social Media Disclosure
We use our website (www.carlyle.com), our corporate Facebook page (www.facebook.com/onecarlyle), our corporate X account (@OneCarlyle or www.x.com/onecarlyle), our corporate Instagram account (@onecarlyle or www.instagram.com/
onecarlyle), our corporate LinkedIn account (www.linkedin.com/company/the-carlyle-group), our corporate YouTube channel
(www.youtube.com/user/onecarlyle), and our corporate WeChat account (ID: gh_3e34f090ec20) as channels of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at www.carlyle.com. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Carlyle when you enroll your email address by visiting the “Email Alerts” section at http://
ir.carlyle.com/email-alerts. The contents of our website and social media channels are not, however, a part of this Quarterly
Report on Form 10-Q and are not incorporated by reference herein.
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
(b)the remaining amount of limited partner invested capital at cost, generally for carry funds and certain co-investment vehicles where the original investment period has expired;
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
“Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) Carlyle Tactical Private Credit Fund (“CTAC”), and (e) our closed-end tender offer Carlyle AlpInvest Private
Markets (“CAPM”) funds.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$1,376.8	$1,440.3
Cash and cash equivalents held at Consolidated Funds	488.5	346.0
Restricted cash	2.1	1.8
Investments, including accrued performance allocations of $7,210.8 and $6,169.9 as of September 30, 2024 and December 31, 2023, respectively	11,095.0	9,955.3
Investments of Consolidated Funds	7,427.9	7,253.1
Due from affiliates and other receivables, net	757.2	691.6
Due from affiliates and other receivables of Consolidated Funds, net	218.3	141.0
Fixed assets, net	174.1	161.5
Lease right-of-use assets, net	353.6	332.2
Deposits and other	71.8	70.6
Intangible assets, net	670.6	766.1
Deferred tax assets	22.5	16.5
Total assets	$22,658.4	$21,176.0
Liabilities and equity
Debt obligations	$2,211.0	$2,281.0
Loans payable of Consolidated Funds	6,531.4	6,486.5
Accounts payable, accrued expenses and other liabilities	349.9	333.8
Accrued compensation and benefits	5,434.8	4,922.2
Due to affiliates	219.8	275.9
Deferred revenue	379.5	140.3
Deferred tax liabilities	150.5	45.3
Other liabilities of Consolidated Funds	497.6	374.4
Lease liabilities	504.6	488.1
Accrued giveback obligations	43.9	44.0
Total liabilities	16,323.0	15,391.5
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (357,681,261 and 361,326,172 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	3.6	3.6
Additional paid-in-capital	3,774.5	3,403.0
Retained earnings	2,034.5	2,082.1
Accumulated other comprehensive loss	(265.9)	(297.3)
Non-controlling interests in consolidated entities	788.7	593.1
Total equity	6,335.4	5,784.5
Total liabilities and equity	$22,658.4	$21,176.0
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Fund management fees	$532.7	$502.6	$1,590.7	$1,511.2
Incentive fees	38.7	21.1	96.2	61.9
Investment income (loss)
Performance allocations	1,785.5	(118.3)	1,826.7	(204.3)
Principal investment income	46.0	100.6	207.2	105.1
Total investment income (loss)	1,831.5	(17.7)	2,033.9	(99.2)
Interest and other income	52.2	57.9	161.9	152.1
Interest and other income of Consolidated Funds	180.1	152.7	510.6	411.7
Total revenues	2,635.2	716.6	4,393.3	2,037.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	207.5	267.6	635.7	798.4
Equity-based compensation	121.6	64.4	355.1	186.8
Performance allocations and incentive fee related compensation	1,151.0	(53.9)	1,222.4	(40.4)
Total compensation and benefits	1,480.1	278.1	2,213.2	944.8
General, administrative and other expenses	176.6	143.0	512.2	470.7
Interest	30.3	31.4	91.5	91.8
Interest and other expenses of Consolidated Funds	162.0	102.5	438.7	298.3
Other non-operating (income) expenses	(0.1)	0.1	(0.2)	0.2
Total expenses	1,848.9	555.1	3,255.4	1,805.8
Other income (loss)
Net investment income (loss) of Consolidated Funds	2.5	(9.3)	(9.6)	9.9
Income before provision for income taxes	788.8	152.2	1,128.3	241.8
Provision for income taxes	173.1	41.2	264.5	68.2
Net income	615.7	111.0	863.8	173.6
Net income attributable to non-controlling interests in consolidated entities	20.0	29.7	54.3	90.0
Net income attributable to The Carlyle Group Inc.	$595.7	$81.3	$809.5	$83.6
Net income attributable to The Carlyle Group Inc. per common share (see Note 12)
Basic	$1.67	$0.23	$2.26	$0.23
Diluted	$1.63	$0.22	$2.21	$0.23
Weighted-average common shares
Basic	357,689,521	360,568,375	358,966,961	361,583,260
Diluted	364,789,752	363,655,647	367,073,705	364,092,860
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$615.7	$111.0	$863.8	$173.6
Other comprehensive income (loss)
Foreign currency translation adjustments	64.7	(24.1)	34.8	4.9
Defined benefit plans
Unrealized income (loss) for the period	0.3	(0.9)	0.9	(0.9)
Reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	—	(0.1)	(0.1)	(0.2)
Other comprehensive income (loss)	65.0	(25.1)	35.6	3.8
Comprehensive income	680.7	85.9	899.4	177.4
Comprehensive income attributable to non-controlling interests in consolidated entities	26.9	29.2	58.5	95.5
Comprehensive income attributable to The Carlyle Group Inc.	$653.8	$56.7	$840.9	$81.9
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at June 30, 2024	356.4	$3.6	$3,642.6	$1,707.7	$(324.0)	$699.5	$5,729.4
Shares repurchased	(1.7)	(0.1)	—	(63.3)	—	—	(63.4)
Net shares issued for equity-based awards	3.0	—	—	(85.5)	—	—	(85.5)
Equity-based compensation	—	0.1	128.2	—	—	—	128.3
Dividend-equivalent rights on certain equity- based awards	—	—	3.7	(3.7)	—	—	—
Contributions	—	—	—	—	—	98.8	98.8
Dividends and distributions	—	—	—	(125.5)	—	(27.4)	(152.9)
Net income	—	—	—	595.7	—	20.0	615.7
Currency translation adjustments	—	—	—	—	57.8	6.9	64.7
Change in ownership interests of a Consolidated Entity	—	—	—	9.1	—	(9.1)	—
Defined benefit plans, net	—	—	—	—	0.3	—	0.3
Balance at September 30, 2024	357.7	$3.6	$3,774.5	$2,034.5	$(265.9)	$788.7	$6,335.4

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2023	361.3	$3.6	$3,403.0	$2,082.1	$(297.3)	$593.1	$5,784.5
Shares repurchased	(8.0)	(0.1)	—	(345.6)	—	—	(345.7)
Net shares issued for equity-based awards	4.4	—	—	(133.2)	—	—	(133.2)
Equity-based compensation	—	0.1	361.9	—	—	—	362.0
Dividend-equivalent rights on certain equity- based awards	—	—	9.6	(9.6)	—	—	—
Contributions	—	—	—	—	—	219.2	219.2
Dividends and distributions	—	—	—	(377.8)	—	(73.0)	(450.8)
Net income	—	—	—	809.5	—	54.3	863.8
Currency translation adjustments	—	—	—	—	30.6	4.2	34.8
Change in ownership interests of a Consolidated Entity	—	—	—	9.1	—	(9.1)	—
Defined benefit plans, net	—	—	—	—	0.8	—	0.8
Balance at September 30, 2024	357.7	$3.6	$3,774.5	$2,034.5	$(265.9)	$788.7	$6,335.4

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at June 30, 2023	360.0	$3.6	$3,266.5	$2,992.9	$(299.3)	$680.9	$6,644.6
Shares repurchased	(1.3)	—	—	(42.9)	—	—	(42.9)
Equity-based compensation	—	—	68.9	—	—	—	68.9
Shares issued for equity-based awards	2.0	—	—	—	—	—	—
Deconsolidation of a Consolidated Entity	—	—	—	—	—	(103.3)	(103.3)
Dividend-equivalent rights on certain equity- based awards	—	—	2.4	(2.4)	—	—	—
Contributions	—	—	—	—	—	43.5	43.5
Dividends and distributions	—	—	—	(126.3)	—	(65.6)	(191.9)
Net income (loss)	—	—	—	81.3	—	29.7	111.0
Currency translation adjustments	—	—	—	—	(23.6)	(0.5)	(24.1)
Defined benefit plans, net	—	—	—	—	(1.0)	—	(1.0)
Balance at September 30, 2023	360.7	$3.6	$3,337.8	$2,902.6	$(323.9)	$584.7	$6,504.8

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2022	362.3	$3.6	$3,138.5	$3,401.1	$(322.2)	$600.3	$6,821.3
Shares repurchased	(6.5)	—	—	(203.7)	—	—	(203.7)
Equity-based compensation	—	—	192.3	—	—	—	192.3
Shares issued for equity-based awards	4.9	—	—	—	—	—	—
Dividend-equivalent rights on certain equity- based awards	—	—	7.0	(7.0)	—	—	—
Deconsolidation of a Consolidated Entity	—	—	—	—	—	(110.4)	(110.4)
Contributions	—	—	—	—	—	99.0	99.0
Dividends and distributions	—	—	—	(371.4)	—	(99.7)	(471.1)
Net income	—	—	—	83.6	—	90.0	173.6
Currency translation adjustments	—	—	—	—	(0.6)	5.5	4.9
Defined benefit plans, net	—	—	—	—	(1.1)	—	(1.1)
Balance at September 30, 2023	360.7	$3.6	$3,337.8	$2,902.6	$(323.9)	$584.7	$6,504.8
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$863.8	$173.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	137.0	137.0
Equity-based compensation	355.1	186.8
Non-cash performance allocations and incentive fees, net	(387.9)	427.3
Non-cash principal investment income	(188.4)	(91.6)
Other non-cash amounts	15.8	8.1
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(58.1)	(262.7)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	67.7	252.8
Purchases of investments by Consolidated Funds	(4,993.8)	(2,321.1)
Proceeds from sales and settlements of investments by Consolidated Funds	3,694.7	1,693.8
Non-cash interest income, net	(16.7)	(21.2)
Change in cash and cash equivalents held at Consolidated Funds	(187.3)	(178.1)
Change in other receivables held at Consolidated Funds	(72.9)	(30.2)
Change in other liabilities held at Consolidated Funds	119.6	9.3
Purchases of investments	(213.8)	(221.3)
Proceeds from the sale of investments	333.3	338.4
Payments of contingent consideration	(4.0)	(68.6)
Changes in deferred taxes, net	98.3	(103.3)
Change in due from affiliates and other receivables	(40.1)	16.7
Change in deposits and other	(5.4)	(38.5)
Change in accounts payable, accrued expenses and other liabilities	15.4	(101.8)
Change in accrued compensation and benefits	(170.8)	(128.3)
Change in due to affiliates	(0.9)	(8.8)
Change in lease right-of-use assets and lease liabilities	(5.4)	(7.5)
Change in deferred revenue	238.1	290.0
Net cash used in operating activities	(406.7)	(49.2)
Cash flows from investing activities
Purchases of corporate treasury investments	(5.0)	(187.3)
Proceeds from corporate treasury investments	5.1	152.4
Purchases of fixed assets, net	(51.0)	(49.6)
Net cash used in investing activities	(50.9)	(84.5)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities
Borrowings under credit facilities	10.4	—
Repayments under credit facilities	(10.4)	—
Payments on CLO borrowings	(73.3)	(7.3)
Proceeds from CLO borrowings, net of financing costs	0.5	10.0
Net borrowings on loans payable of Consolidated Funds	1,220.5	777.2
Dividends to common stockholders	(377.8)	(371.4)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	219.2	99.0
Distributions to non-controlling interest holders	(73.0)	(99.7)
Common shares repurchased and net share settlement of equity awards	(478.8)	(203.7)
Change in due to/from affiliates financing activities	2.2	(82.7)
Net cash provided by financing activities	370.7	52.6
Effect of foreign exchange rate changes	23.7	(8.2)
Decrease in cash, cash equivalents and restricted cash	(63.2)	(89.3)
Cash, cash equivalents and restricted cash, beginning of period	1,442.1	1,361.5
Cash, cash equivalents and restricted cash, end of period	$1,378.9	$1,272.2
Supplemental non-cash disclosures
Net asset impact of deconsolidation of Consolidated Funds	$(44.9)	$(110.4)

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,376.8	$1,267.7
Restricted cash	2.1	4.5
Total cash, cash equivalents and restricted cash, end of period	$1,378.9	$1,272.2
Cash and cash equivalents held at Consolidated Funds	$488.5	$352.3
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
As of September 30, 2024, assets and liabilities of the consolidated VIEs reflected in the condensed consolidated balance sheets were $8.2 billion and $7.0 billion, respectively. As of December 31, 2023, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $7.8 billion and $6.9 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees and contingent incentive fees have been eliminated as intercompany transactions. As of September 30, 2024, the Company held $220.8 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include certain investment funds in the Global Private Equity segment that are accounted for as consolidated VIEs due to the
Company providing financing to bridge investment purchases. As of September 30, 2024, the Company held $353.9 million of notes receivable and investments related to these investment funds which represents its maximum risk of loss. The Company’s
Consolidated Funds also include certain funds in the Global Credit and Global Investment Solutions segments that are accounted for as consolidated VIEs due to the Company having a significant indirect interest in these funds via the Company’s investment in Fortitude (see Note 4, Investments).
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

	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Investments	$1,047.9	$1,118.4
Accrued performance allocations	586.6	492.3
Management fee receivables	99.9	65.1
Total	$1,734.4	$1,675.8

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of
September 30, 2024 and December 31, 2023.
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
Management fees for the Global Investment Solutions carry fund vehicles are generally due quarterly in advance and recognized over the related quarter. The investment advisers to the CAPM funds are entitled to receive a monthly management fee equal to 1.25% on an annualized basis of the fund’s net asset value as of the last day of the month.
The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
satisfied and collection is reasonably assured. The Company is generally required to offset its fund management fees earned from the funds that have invested in the portfolio companies to which the service has been provided by a percentage of the transaction and advisory fees allocable to those funds. This amount is referred to as the “rebate offset,” and is generally 100%.
Transaction and advisory fees allocable to funds that do not pay fund management fees do not have a rebate offset. The
Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global
Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of
$25.1 million and $9.4 million for the three months ended September 30, 2024 and 2023, respectively, and $75.1 million and
$39.3 million for the nine months ended September 30, 2024 and 2023, respectively, net of rebate offsets as defined in the respective fund limited partnership agreements.
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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return, and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of September 30, 2024 and December 31, 2023, the
Company accrued $43.9 million and $44.0 million, respectively, for giveback obligations.
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $158.0 million and $135.2 million for the three months ended September 30, 2024 and 2023, respectively, and $449.9 million and $367.1 million for the nine months ended September 30, 2024 and 2023, respectively, and is included in interest and other income of Consolidated
Funds in the accompanying condensed consolidated statements of operations.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees and certain other interests earned is due to employees and advisors of the Company. These amounts are accounted for as profit sharing interests in compensation expense in a systematic and rational manner in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. The liability is measured assuming the hypothetical liquidation of the associated funds’ underlying investments as of the measurement date. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As any vesting requirement is accelerated upon realization, the service period is not considered substantive when recording the liability based on the hypothetical liquidation value. Effective December 31, 2023, the Company updated its compensation and incentives program, resulting in a higher proportion of our performance allocations revenue being used to compensate its personnel; accordingly, Performance allocations and incentive fee related compensation during the three and nine months ended September 30, 2024 will not meaningfully compare to the three and nine months ended September 30, 2023. As of September 30, 2024 and December 31,
2023, the Company had recorded a liability of $4.9 billion and $4.3 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase
(“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of September 30, 2024, $272.3 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the condensed consolidated balance sheets.
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
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of September 30, 2024 and December 31, 2023 were as follows:

	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Currency translation adjustments	$(262.2)	$(292.8)
Unrealized losses on defined benefit plans	(3.7)	(4.5)
Total	$(265.9)	$(297.3)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains
(losses) resulting from transactions outside of the functional currency of an entity of $(10.2) million and $19.6 million for the three months ended September 30, 2024 and 2023, respectively, and $(9.2) million and $(2.8) million for the nine months ended
September 30, 2024 and 2023, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
3. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy levels as disclosed in Note 2, Summary of Significant Accounting Policies, as of September 30, 2024:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds(1):
Equity securities(2)	$—	$—	$486.9	$486.9
Bonds	—	—	503.1	503.1
Loans	—	—	5,920.5	5,920.5
	—	—	6,910.5	6,910.5
Investments in CLOs and other:
Investments in CLOs	—	—	464.5	464.5
Other investments(3)	41.8	21.5	53.4	116.7
	41.8	21.5	517.9	581.2
Foreign currency forward contracts	—	1.7	—	1.7
Subtotal	$41.8	$23.2	$7,428.4	$7,493.4
Investments measured at net asset value				527.0
Total				$8,020.4
Liabilities
Loans payable of Consolidated Funds(4)(5)	$—	$—	$6,345.3	$6,345.3
Total	$—	$—	$6,345.3	$6,345.3
(1)This balance excludes $517.4 million of Investments of Consolidated Funds that are included in Investments measured at net asset value, which relate to certain consolidated investment fund of funds in the Company’s Global Investment Solutions segment.
(2)This balance includes $371.9 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs as of September 30, 2024.
(3)The Level III balance excludes $56.2 million related to three corporate investments in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to
ASC 321, Investments–Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(4)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interest held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(5)Loans payable of Consolidated Funds balance excludes a $186.1 million revolving credit balance.

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

	Financial Assets
	Three Months Ended September 30, 2024
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$420.0	$489.5	$7,024.0	$494.6	$108.6	$8,536.7
Deconsolidation of funds(1)	—	(34.1)	(1,190.3)	2.3	—	(1,222.1)
Purchases	76.7	147.0	888.5	0.8	—	1,113.0
Sales and distributions	(1.2)	(123.1)	(310.9)	(51.1)	(8.2)	(494.5)
Settlements	—	—	(570.2)	—	—	(570.2)
Realized and unrealized gains (losses), net
Included in earnings	(8.6)	7.4	(33.4)	(2.7)	(47.0)	(84.3)
Included in other comprehensive income	—	16.4	112.8	20.6	—	149.8
Balance, end of period	$486.9	$503.1	$5,920.5	$464.5	$53.4	$7,428.4
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(9.4)	$5.6	$(28.0)	$(3.6)	$(48.1)	$(83.5)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$13.2	$96.7	$19.8	$—	$129.7

	Financial Assets
	Nine Months Ended September 30, 2024
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$377.6	$522.5	$5,862.1	$532.6	$84.6	$7,379.4
Deconsolidation of funds(1)	—	(34.1)	(1,190.3)	2.3	—	(1,222.1)
Purchases	139.7	265.1	4,565.6	1.8	7.2	4,979.4
Sales and distributions	(11.3)	(265.9)	(1,841.6)	(111.6)	(9.1)	(2,239.5)
Settlements	—	—	(1,555.6)	—	—	(1,555.6)
Realized and unrealized gains (losses), net
Included in earnings	(19.1)	13.3	60.1	23.2	(29.3)	48.2
Included in other comprehensive income	—	2.2	20.2	16.2	—	38.6
Balance, end of period	$486.9	$503.1	$5,920.5	$464.5	$53.4	$7,428.4
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(22.2)	$9.8	$9.1	$22.3	$(31.3)	$(12.3)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$2.5	$19.6	$15.4	$—	$37.5

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Assets
	Three Months Ended September 30, 2023
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$487.6	$548.4	$5,858.4	$538.1	$81.5	$7,514.0
Deconsolidation of funds(1)	(18.4)	—	—	—	—	(18.4)
Purchases	6.3	56.4	465.7	1.0	—	529.4
Sales and distributions	(109.0)	(116.2)	(422.7)	(16.7)	(0.9)	(665.5)
Settlements	—	—	(172.3)	—	—	(172.3)
Realized and unrealized gains (losses), net
Included in earnings	3.2	5.2	113.0	17.2	1.2	139.8
Included in other comprehensive income	—	(15.1)	(95.3)	(14.9)	—	(125.3)
Balance, end of period	$369.7	$478.7	$5,746.8	$524.7	$81.8	$7,201.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(1.5)	$4.4	$117.0	$17.2	$0.3	$137.4
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(12.7)	$(90.9)	$(14.9)	$—	$(118.5)

	Financial Assets
	Nine Months Ended September 30, 2023
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$430.6	$594.9	$5,352.9	$526.1	$79.4	$6,983.9
Deconsolidation of funds(1)	(18.8)	—	(372.2)	—	—	(391.0)
Purchases	64.8	128.0	1,903.9	1.0	—	2,097.7
Sales and distributions	(109.0)	(244.5)	(857.7)	(37.4)	(2.6)	(1,251.2)
Settlements	—	(8.2)	(451.2)	—	—	(459.4)
Realized and unrealized gains (losses), net
Included in earnings	2.1	13.3	206.3	33.1	5.0	259.8
Included in other comprehensive income	—	(4.8)	(35.2)	1.9	—	(38.1)
Balance, end of period	$369.7	$478.7	$5,746.8	$524.7	$81.8	$7,201.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(2.8)	$7.1	$184.6	$33.1	$2.4	$224.4
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(5.1)	$(40.5)	$1.9	$—	$(43.7)
(1) As a result of the deconsolidation of three funds during each of the three and nine months ended September 30, 2024 and one fund during each of the three and nine months ended September 30, 2023.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended September 30,
	2024	2023
Balance, beginning of period	$7,623.4	$6,383.9
Deconsolidation of funds(1)	(1,269.3)	—
Borrowings	591.6	5.4
Paydowns	(707.9)	(2.0)
Sales	—	(156.2)
Realized and unrealized (gains) losses, net
Included in earnings	(27.5)	131.0
Included in other comprehensive income	135.0	(112.4)
Balance, end of period	$6,345.3	$6,249.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(19.1)	$132.9
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$135.2	$(112.1)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Nine Months Ended September 30,
	2024	2023
Balance, beginning of period	$6,298.6	$5,491.6
Deconsolidation of funds(1)	(1,269.3)	—
Borrowings	4,138.5	875.2
Paydowns	(1,174.3)	(51.0)
Sales	(1,741.9)	(276.8)
Realized and unrealized (gains) losses, net
Included in earnings	67.7	252.7
Included in other comprehensive income	26.0	(42.0)
Balance, end of period	$6,345.3	$6,249.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$71.1	$225.5
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$30.2	$(36.1)
(1) As a result of the deconsolidation of three funds during each of the three and nine months ended September 30, 2024.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes quantitative information about the Company’s Level III inputs as of September 30, 2024:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(Dollars in millions)	September 30, 2024
Assets
Investments of Consolidated Funds:
Equity securities	$4.1	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 130.17 (0.00)
	416.3	Discounted Cash Flow	Discount Rates	10% - 12% (11%)
			Terminal Growth Rate	0% - 7% (5%)
		Comparable Multiple	EBITDA Multiple	7.5x - 23.9x (12.6x)
			TCF Multiple	26.5x - 26.5x (26.5x)
	10.2	Discounted Cash Flow	Discount Rates	17% - 17% (17%)
			Constant Prepayment Rate	6% - 6% (6%)
			Constant Default Rate	1% - 2% (1%)
			Severity	60% - 60% (60%)
			Recovery Rate	40% - 40% (40%)
	56.3	Other(1)	N/A	N/A

Bonds	503.1	Consensus Pricing	Indicative Quotes (% of Par)	29 - 103 (92)
Loans	5,843.5	Consensus Pricing	Indicative Quotes (% of Par)	0 - 103 (97)
	63.7	Discounted Cash Flow	Discount Rates	7% - 19% (13%)
	7.0	Discounted Cash Flow	Discount Rates	16% - 16% (16%)
			Constant Prepayment Rate	8% - 14% (11%)
			Constant Default Rate	1% - 1% (1%)
			Recovery Rate	0% - 0% (0%)
	6.3	Other(1)	N/A	N/A
6,910.5
Investments in CLOs:
Senior secured notes	407.6	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	79 - 102 (99)
			Discount Margins (Basis Points)	108 - 1,500 (234)
			Default Rates	2% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
Subordinated notes and preferred shares	56.9	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	1 - 107 (37)
			Discount Rates	9% - 35% (18%)
			Default Rates	1% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
Other investments:
BDC preferred shares	50.3	Other(2)	Net Asset Value per Share	16.85 - 16.85 (16.85)
Aviation subordinated notes	3.1	Discounted Cash Flow	Discount Rates	21% - 21% (21%)
Total	$7,428.4
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$6,171.6	Other(3)	N/A	N/A
Subordinated notes and preferred shares	163.5	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	11 - 89 (54)
			Discount Rates	5% - 35% (14%)
			Default Rates	1% - 2% (2%)
			Recovery Rates	60% - 60% (60%)
	10.2	Other(1)	N/A	N/A
Total	$6,345.3

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(1)Fair value approximates transaction price that was in close proximity to the reporting date.
(2)The valuation technique for the investment in BDC preferred shares changed at September 30, 2024 due to a proposed merger between
CSL and another Carlyle-advised BDC (see Note 9, Related Party Transactions, for more information).
(3)Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets,
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
4. Investments
Investments consist of the following:

	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Accrued performance allocations	$7,210.8	$6,169.9
Principal equity method investments, excluding performance allocations	3,234.2	3,024.1
Principal investments in CLOs	464.5	532.6
Other investments	185.5	228.7
Total	$11,095.0	$9,955.3
Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Global Private Equity	$5,048.4	$4,310.7
Global Credit	476.6	323.4
Global Investment Solutions	1,685.8	1,535.8
Total	$7,210.8	$6,169.9
Approximately 17% of accrued performance allocations at September 30, 2024 was related to Carlyle Partners VII, L.P., one of the Company’s Global Private Equity funds.
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

	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Global Private Equity	$(18.4)	$(18.4)
Global Credit	(25.5)	(25.6)
Total	$(43.9)	$(44.0)
Principal Equity-Method Investments, Excluding Performance Allocations
The Company’s principal equity method investments (excluding performance allocations) include its fund investments in
Global Private Equity, Global Credit, and Global Investment Solutions typically as general partner interests, and its investments in Fortitude through a Carlyle-affiliated fund (included within Global Credit) and NGP (included within Global Private Equity), which are not consolidated. Principal investments are related to the following segments:

	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Global Private Equity(1)	$1,808.5	$1,798.3
Global Credit(2)	1,156.7	987.4
Global Investment Solutions	269.0	238.4
Total	$3,234.2	$3,024.1
(1)The balance includes $915.7 million and $916.2 million as of September 30, 2024 and December 31, 2023, respectively, related to the Company’s equity method investments in NGP.
(2)The balance includes $741.5 million and $595.4 million as of September 30, 2024 and December 31, 2023, respectively, related to the Company’s investment in Fortitude.
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
Following the additional capital contributions in 2022 and 2023, Carlyle FRL and its strategic third-party investors collectively hold a 97.5% interest in FGH Parent. As of September 30, 2024, the carrying value of the Company’s investment in Carlyle
FRL, which is an investment company that accounts for its investment in Fortitude at fair value, was $741.5 million, relative to equity invested of $679.6 million.
The Company has an asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of September 30, 2024, Fortitude, its affiliates and certain Fortitude reinsurance counterparties have committed approximately $18.8 billion of capital to-date to various Carlyle strategies. On April 1, 2022, the Company entered into a strategic advisory services agreement with certain subsidiaries of Fortitude through Carlyle Insurance Solutions Management L.L.C. (“CISM”), an investment adviser. Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Third-party investors who participated in the March 2022 capital raise also made a minority investment in CISM, which is reflected as non-controlling interest in consolidated entities in the condensed consolidated financial statements.
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
The Company’s investments in NGP as of September 30, 2024 and December 31, 2023 are as follows:

	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Investment in NGP Management	$373.3	$370.5
Investments in NGP general partners - accrued performance allocations	487.8	484.4
Principal investments in NGP funds	54.6	61.3
Total investments in NGP	$915.7	$916.2
Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited partners’ commitments during the fund’s investment period, and 0.5% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee related revenues from
NGP Management are primarily driven by NGP XI, NGP XII, and NGP XIII during the three and nine months ended
September 30, 2024 and 2023.
The Company records investment income (loss) for its equity income allocation from NGP management fee related revenues and also records its share of any allocated expenses from NGP Management, as well as expenses associated with the compensatory elements of the investment. The net investment income (loss) recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 were as follows:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Management fee related revenues from NGP Management	$20.8	$20.5	$57.3	$58.4
Expenses related to the investment in NGP Management	(3.5)	(3.5)	(10.5)	(11.0)
Net investment income from NGP Management	$17.3	$17.0	$46.8	$47.4
The Company assesses the remaining carrying value of its equity method investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and NGP’s ability to raise new funds.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP
Carry Funds entitle it to 47.5% (40.0% or 42.75% in the case of certain funds) of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its condensed consolidated statements of operations. The Company recognized net investment earnings (losses)
related to these performance allocations of $14.9 million and $51.2 million for the three months ended September 30, 2024 and
2023, respectively, and $33.2 million and $87.7 million for the nine months ended September 30, 2024 and 2023, respectively.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The
Company recognized net investment earnings (losses) related to principal investment income (loss) in its condensed consolidated statements of operations of $2.5 million and $6.7 million for the three months ended September 30, 2024 and
2023, respectively, and $5.2 million and $10.6 million for the nine months ended September 30, 2024 and 2023, respectively.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of September 30, 2024 and December 31, 2023 were $464.5 million and $532.6 million, respectively, and consisted of investments in CLO senior and subordinated notes. A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 6, Borrowings). As of September 30, 2024 and December 31,
2023, other investments include the Company’s investment in the BDC Preferred Shares at fair value of $50.3 million and
$81.7 million, respectively (see Note 9, Related Party Transactions).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Performance allocations
Realized	$266.4	$49.1	$804.0	$614.8
Unrealized	1,519.1	(167.4)	1,022.7	(819.1)
	1,785.5	(118.3)	1,826.7	(204.3)
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	38.1	177.8	135.5	181.9
Unrealized	65.4	(85.2)	71.6	(94.9)
	103.5	92.6	207.1	87.0
Principal investment income (loss) from investments in CLOs and other investments
Realized	(4.7)	0.5	4.5	0.4
Unrealized(1)	(52.8)	7.5	(4.4)	17.7
	(57.5)	8.0	0.1	18.1
Total	$1,831.5	$(17.7)	$2,033.9	$(99.2)
(1)The three and nine months ended September 30, 2024 each include the reversal of $48.5 million of previously recorded unrealized investment income on the BDC Preferred Shares (see Note 9, Related Party Transactions for more information). The nine months ended September 30, 2024 and 2023 include investment gain (loss) of $5.3 million and $(13.3) million, respectively, associated with the remeasurement of corporate investments, resulting from observable price changes pursuant to ASC 321, Investments–
Equity Securities.
The performance allocations included in revenues are derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Global Private Equity	$1,625.8	$(188.2)	$1,447.3	$(519.6)
Global Credit	58.7	45.3	170.0	116.4
Global Investment Solutions	101.0	24.6	209.4	198.9
Total	$1,785.5	$(118.3)	$1,826.7	$(204.3)
The following table summarizes the funds that are the primary drivers of performance allocations for the periods presented and the total revenue recognized, including performance allocations as well as fund management fees and principal investment income:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(Dollars in millions)			(Dollars in millions)
Global Private Equity	Carlyle Partners VII, L.P.	$1,228.8	Global Private Equity	Carlyle Partners VII, L.P.	$1,258.9

Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(Dollars in millions)			(Dollars in millions)
Global Private Equity	Carlyle Partners VI, L.P.	$(148.5)	Global Private Equity	Carlyle Partners VII, L.P.	$(374.9)
Global Private Equity	Carlyle Partners VII, L.P.	(112.0)	Global Private Equity	Carlyle Partners VI, L.P.	(202.0)
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Global Private Equity	$58.0	$77.2	$124.1	$157.8
Global Credit	30.5	15.0	61.5	(79.4)
Global Investment Solutions	15.0	0.4	21.5	8.6
Total	$103.5	$92.6	$207.1	$87.0
Principal investment loss for Global Credit during the nine months ended September 30, 2023 includes an investment loss of $104.0 million on the Company’s equity method investment in Carlyle FRL related to the dilution of the Company’s indirect ownership in Fortitude from 13.5% to 10.5%.
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the nine months ended September 30, 2024, the Company formed four new CLOs for which the Company is the primary beneficiary. Investments in Consolidated Funds as of September 30, 2024 also include $371.9 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Interest income from investments	$158.0	$135.2	$449.9	$367.1
Other income	22.1	17.5	60.7	44.6
Total	$180.1	$152.7	$510.6	$411.7
Net Investment Income (Loss) of Consolidated Funds
Net investment income (loss) of Consolidated Funds includes net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of Net investment income (loss) of Consolidated Funds are as follows:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(24.9)	$121.6	$58.1	$262.7
Gains (losses) from liabilities of CLOs	27.4	(130.9)	(67.7)	(252.8)
Total	$2.5	$(9.3)	$(9.6)	$9.9
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Realized losses	$(4.5)	$(24.1)	$(49.1)	$(63.0)
Net change in unrealized gains (losses)	(20.4)	145.7	107.2	325.7
Total	$(24.9)	$121.6	$58.1	$262.7
5. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of September 30, 2024 and December 31,
2023:

	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Acquired contractual rights	$927.9	$924.1
Accumulated amortization	(361.4)	(262.0)
Finite-lived intangible assets, net	566.5	662.1
Goodwill	104.1	104.0
Intangible Assets, net	$670.6	$766.1
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
Intangible asset amortization expense was $32.7 million and $36.7 million for the three months ended September 30,
2024 and 2023, respectively, and $98.0 million and $102.4 million for the nine months ended September 30, 2024 and 2023, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the U.S. dollar. Any corresponding currency translation is recorded in accumulated other comprehensive income (loss).
The following table summarizes the expected amortization expense for 2024 through 2028 and thereafter (Dollars in millions):

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Year ending December 31,
2024 (excluding the nine months ended September 30, 2024)	$33.0
2025	131.7
2026	131.6
2027	121.5
2028	114.4
Thereafter	34.3
$566.5
6. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The
Company’s debt obligations consist of the following:

	September 30, 2024		December 31, 2023
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$358.7	$355.8	$431.7	$426.4
3.500% Senior Notes Due 9/19/2029	425.0	422.8	425.0	422.5
5.625% Senior Notes Due 3/30/2043	600.0	600.5	600.0	600.6
5.650% Senior Notes Due 9/15/2048	350.0	346.5	350.0	346.4
4.625% Subordinated Notes Due 5/15/2061	500.0	485.4	500.0	485.1
Total debt obligations	$2,233.7	$2,211.0	$2,306.7	$2,281.0
Senior Credit Facility
As of September 30, 2024, the senior credit facility included $1.0 billion in a revolving credit facility. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. The revolving credit facility is scheduled to mature on April 29, 2027, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark for non-
U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (at September 30,
2024, the interest rate was 5.95%). The Company made no borrowings under the revolving credit facility during the three and nine months ended September 30, 2024 and there was no balance outstanding at September 30, 2024.
Global Credit Revolving Credit Facility
Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. As currently amended, the Global Credit Revolving Credit Facility provides for a revolving line of credit with a capacity of $300 million, which matures in September 2027, and a second revolving line of credit with a capacity of $200 million, which matures in August 2025. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit
Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of
2.00% or an alternate base rate plus an applicable margin of 1.00%. During the three months ended September 30, 2024, the
Company made no borrowings under the Global Credit Revolving Credit Facility. During the nine months ended September 30,
2024, the Company made borrowings of $5.0 million and €5.0 million, which were repaid during the period. As of
September 30, 2024, there was no borrowing outstanding under the Global Credit Revolving Credit Facility.

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

Formation Date	Borrowing Outstanding September 30, 2024	Borrowing Outstanding December 31, 2023	Maturity Date (1)	Interest Rate as of September 30, 2024
February 28, 2017	$27.3	$39.9	September 21, 2029	6.32%	(2)
June 29, 2017	29.8	45.6	July 20, 2030	6.72%	(4)
December 6, 2017	29.3	41.1	January 15, 2031	7.02%	(5)
March 15, 2019	1.8	1.8	March 15, 2032	11.83%	(3)
August 20, 2019	4.0	4.0	August 15, 2032	8.56%	(3)
September 15, 2020	19.8	19.7	April 15, 2033	5.49%	(3)
January 8, 2021	20.7	20.6	January 15, 2034	6.40%	(3)
March 9, 2021	9.0	16.8	August 15, 2030	5.48%	(3)
March 30, 2021	18.1	18.6	March 15, 2032	5.44%	(3)
April 21, 2021	3.6	3.6	April 15, 2033	9.75%	(3)
May 21, 2021	13.6	15.5	November 17, 2031	5.21%	(3)
June 4, 2021	20.8	20.7	January 16, 2034	6.19%	(3)
June 10, 2021	1.3	1.3	November 17, 2031	6.68%	(3)
July 15, 2021	15.6	15.5	July 15, 2034	6.20%	(3)
July 20, 2021	20.8	20.6	July 20, 2031	6.17%	(3)
August 4, 2021	16.8	16.7	August 15, 2032	5.57%	(3)
October 27, 2021	24.2	24.0	October 15, 2035	6.31%	(3)
November 5, 2021	14.4	14.3	January 14, 2034	5.99%	(3)
January 6, 2022	20.9	20.7	February 15, 2035	6.21%	(3)
February 22, 2022	21.0	20.8	November 10, 2035	6.27%	(3)
July 13, 2022	—	17.5	N/A	N/A	(7)
October 25, 2022	—	18.1	N/A	N/A	(6)
September 5, 2023	7.4	14.3	August 28, 2031	5.49%	(3)
April 25, 2024	18.5	—	April 25, 2037	6.76%	(3)
	$358.7	$431.7
(1)Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)Incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(4)Incurs interest at SOFR plus 1.44%.
(5)Incurs interest at SOFR plus 1.72%.
(6)This term loan was fully repaid in April 2024.
(7)This term loan was fully repaid in July 2024.
The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three and nine months ended September 30, 2024 was $6.2 million and $19.2 million, respectively. Interest expense for the three and nine months ended September 30, 2023 was $6.8 million and $17.8 million, respectively. The fair value of the outstanding balance of the CLO term loans at September 30, 2024 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.
European CLO Financing - February 28, 2017
On February 28, 2017, a subsidiary of the Company entered into a financing agreement with several financial institutions under which these financial institutions provided a €24.5 million term loan ($27.3 million at September 30, 2024) to the
Company. This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (6.32% at September 30, 2024).
Master Credit Agreement - Term Loans
The Company assumed liabilities under master credit agreements previously entered into by CBAM under which a financial institution provided term loans to CBAM for the purchase of eligible interests in CLOs (see Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023). Term loans issued under these master credit agreements are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans generally bear interest at
SOFR plus a weighted average spread over SOFR on the CLO notes, which is due quarterly. As of September 30, 2024, term loans under these agreements had $59.1 million outstanding. The master credit agreements mature in July 2030 and January
2031, respectively.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a master credit facility agreement (the “Carlyle CLO Financing Facility”)
to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Each transaction entered into under the Carlyle CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of September 30,
2024, €182.3 million ($203.0 million) was outstanding under the Carlyle CLO Financing Facility. Additional borrowings may be made on terms agreed upon by the Company and the counterparty subject to the terms and conditions of the Carlyle CLO
Financing Facility.
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
The Company assumed liabilities under a master credit facility agreement previously entered into by CBAM (the
“CBAM CLO Financing Facility,” together with the Carlyle CLO Financing Facility, the “CLO Financing Facilities”) to
finance a portion of the risk retention investments in certain European CLOs managed by CBAM (see Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31,
2023). The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CBAM CLO Financing Facility. Each transaction entered into under the CBAM CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of September 30, 2024, €62.2 million
($69.3 million) was outstanding under the CBAM CLO Financing Facility.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Senior Notes
Certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended September 30,		Nine Months Ended September 30,
	Aggregate Principal Amount	September 30, 2024	December 31, 2023	2024	2023	2024	2023
3.500% Senior Notes Due 9/19/2029 (2)	$425.0	$409.0	$401.9	$3.8	$3.8	$11.5	$11.5
5.625% Senior Notes Due 3/30/2043 (3)	600.0	613.7	594.6	8.4	8.4	25.3	25.3
5.650% Senior Notes Due 9/15/2048 (4)	350.0	357.3	336.0	4.9	4.9	14.9	14.9
				$17.1	$17.1	$51.7	$51.7
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
As of September 30, 2024 and December 31, 2023, the fair value of the Subordinated Notes was $390.8 million and
$411.8 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For the three and nine months ended September 30, 2024, the Company incurred $5.8 million and $17.6 million, respectively, of interest expense on the Subordinated Notes. For the three and nine months ended September 30, 2023, the Company incurred $5.9 million and $17.6 million, respectively, of interest expense on the Subordinated Notes.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of September 30, 2024.
Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the CLOs.
As of September 30, 2024 and December 31, 2023, the following borrowings were outstanding (Dollars in millions):

	As of September 30, 2024
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$6,328.9	$6,171.6	6.42%		9.36
Subordinated notes	179.8	173.7	N/A	(4)	9.11
Revolving credit facilities(3)	186.1	186.1	6.80%		4.17
Total	$6,694.8	$6,531.4

	As of December 31, 2023
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(1)	$6,171.9	$6,097.9	6.32%		8.99
Subordinated notes(2)	173.5	210.7	N/A	(4)	9.16
Revolving credit facilities(3)	177.9	177.9	6.46%		5.05
Total	$6,523.3	$6,486.5
(1)Borrowing Outstanding and Fair Value as of December 31, 2023 includes $7.8 million of senior secured notes that are carried at par value.
(2)Borrowing Outstanding and Fair Value as of December 31, 2023 includes $2.2 million of subordinated notes that are carried at par value.
(3)Fair Value as of September 30, 2024 and December 31, 2023 reflects the amortized cost of outstanding revolving credit balances which approximates fair value.
(4)The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the
CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of September 30, 2024 and December 31, 2023, the fair value of the CLO assets was $7.1 billion and $6.8 billion, respectively.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
7. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$4,924.3	$4,255.8
Accrued bonuses	237.6	498.2
Accrued pension liability	10.4	13.1
Other(1)(2)	262.5	155.1
Total	$5,434.8	$4,922.2
(1)Includes $17.0 million and $44.5 million of realized performance allocations and incentive fee related compensation not yet paid to participants as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes $139.2 million of realized performance allocations related compensation associated with the Company’s updated compensation program (see Note 2, Summary of Significant Accounting Policies) not yet paid as of September 30, 2024.
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Realized	$196.8	$40.4	$578.5	$337.5
Unrealized	954.2	(94.3)	643.9	(377.9)
Total	$1,151.0	$(53.9)	$1,222.4	$(40.4)
8. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments totaling $4.3 billion as of September 30,
2024, of which approximately $3.6 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of
September 30, 2024, the Company had no material commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the
Company are the guarantors of revolving credit facilities for certain funds in the Global Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the total of net asset value of the guarantor subsidiaries plus any uncalled capital of the applicable general partner, and was approximately $3.5 million as of
September 30, 2024. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the
Company believes the likelihood of any material funding under this guarantee to be remote.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $43.9 million at September 30, 2024 was shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2024. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2, Summary of Significant Accounting Policies). The Company had
$11.5 million of unbilled receivables from former and current employees and senior Carlyle professionals as of September 30,
2024 related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $153.2 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of September 30, 2024. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of September 30, 2024, approximately $20.2 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $23.7 million.
If, at September 30, 2024, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be
$1.5 billion, on an after-tax basis where applicable, of which approximately $0.6 billion would be the responsibility of current and former senior Carlyle professionals.
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
SEC Investigation
As part of a sweep investigation of financial services and investment advisory firms, in October 2022, the Company received from the SEC a request for information related to the preservation of certain types of electronic business communications (e.g., text messages and messages on WhatsApp, WeChat, and similar applications) as part of the Company’s books and records. The Company has cooperated with the investigation and has engaged in discussions with the Enforcement
Division about potential resolution. The Company has previously accrued an estimated liability for this matter.
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2024, the Company had recorded liabilities aggregating to approximately $70 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the
Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($18.4 million as of September 30, 2024)
for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
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
9. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at September 30, 2024 and December 31,
2023:

	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Accrued incentive fees	$25.8	$22.9
Unbilled receivable for giveback obligations from current and former employees	11.5	11.5
Notes receivable and accrued interest from affiliates	35.5	44.2
Management fee receivable, net	309.8	277.8
Reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	374.6	335.2
Total	$757.2	$691.6
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to advisory fees receivable and expenses paid on behalf of these entities. These costs generally represent costs related to the

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.02% as of September 30, 2024. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable includes loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of September 30, 2024 and December 31, 2023 also include interest-
bearing loans of $21.8 million and $25.0 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (7.00% as of September 30,
2024) and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
These receivables are assessed regularly for collectability. Management fee receivable amounts determined to be uncollectible are recorded as a reduction in revenue in the condensed consolidated statements of operations. For all other receivables, amounts determined to be uncollectible are charged directly to general, administrative and other expenses in the condensed consolidated statements of operations. A corresponding allowance for doubtful accounts is recorded and such amounts were not significant for any period presented.
Due to Affiliates
The Company had the following due to affiliates balances at September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$5.4	$6.3
Due to non-consolidated affiliates	114.8	97.0
Amounts owed under the tax receivable agreement	76.2	79.3
Deferred consideration for Carlyle Holdings units	—	68.4
Other	23.4	24.9
Total	$219.8	$275.9
The Company has recorded obligations for amounts due to certain of its affiliates. The Company periodically offsets expenses it has paid on behalf of its affiliates against these obligations.
Deferred consideration for Carlyle Holdings units relates to the remaining obligation to the holders of Carlyle Holdings partnership units who received cash payments aggregating to $1.50 per Carlyle Holdings partnership unit exchanged in connection with the Conversion, payable in five annual installments of $0.30. The fifth and final annual installment payment occurred in January 2024. The obligation was initially recorded at fair value, net of a discount of $11.3 million and measured using Level III inputs in the fair value hierarchy.
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
Other Related Party Transactions
On May 5, 2020, the Company purchased 2,000,000 of the BDC Preferred Shares from CSL in a private placement at a price of $25 per share. Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at CSL’s option, 9.0% per annum payable in additional BDC Preferred Shares. The BDC Preferred Shares are convertible at

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
the Company’s option, in whole or in part, into the number of shares of common stock equal to $25 per share plus any accumulated but unpaid dividends divided by an initial conversion price of $9.50 per share, subject to certain adjustments. With the approval of its board of directors, CSL has the option to redeem the BDC Preferred Shares, in whole or in part. In such case, the Company has the right to convert its shares, in whole or in part, prior to the date of redemption. For both the three months ended September 30, 2024 and 2023, the Company recorded dividend income of $0.9 million. For both the nine months ended
September 30, 2024 and 2023, the Company recorded dividend income of $2.6 million. Dividend income from the BDC
Preferred Shares is included in interest and other income in the condensed consolidated statements of operations. The
Company’s investment in the BDC Preferred Shares, which is recorded at fair value, was $50.3 million and $81.7 million as of
September 30, 2024 and December 31, 2023, respectively, and is included in investments, including accrued performance allocations, in the condensed consolidated balance sheets. In August 2024, to facilitate a proposed merger between CSL and another Carlyle-advised BDC, the Company agreed to exchange its 2,000,000 preferred shares into newly issued common shares of CSL at a price equal to the net asset value per common share on the date of completion of a proposed merger
(compared to a current conversion price of $8.92 per share as of September 30, 2024). The merger is subject to CSL stockholder approvals, customary regulatory approvals and other closing conditions. Assuming satisfaction of those conditions, the merger of the BDCs and the exchange of the preferred shares are expected to close in 2025. As a result of the agreement, during the three months ended September 30, 2024, the Company reversed $48.5 million of previously recorded unrealized investment income based on the net asset value of $16.85 per common share of CSL as of September 30, 2024. The ultimate amount of unrealized investment income to be reversed will be determined based on the net asset value per common share of
CSL as of the closing date of the merger.
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
10. Income Taxes
The Company’s provision (benefit) for income taxes was $173.1 million and $41.2 million for the three months ended
September 30, 2024 and 2023, respectively, and $264.5 million and $68.2 million for the nine months ended September 30,
2024 and 2023, respectively. The Company’s effective tax rate was approximately 22% and 27% for the three months ended
September 30, 2024 and 2023, respectively, and 23% and 28% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023 primarily comprised the 21% U.S.
federal corporate income tax rate, the impact of U.S. state and foreign income taxes, and disallowed executive compensation, partially offset by non-controlling interest and equity-based compensation deductions. The effective tax rate for the nine months ended September 30, 2024 also includes an increase related to other non-deductible expenses. As of September 30, 2024 and
December 31, 2023, the Company had federal, state, local and foreign taxes payable of $26.5 million and $46.9 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of September 30, 2024, the Company’s U.S. federal income tax returns for the years 2020 through 2023 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2018 to 2023. Foreign tax returns are generally subject to audit from 2011 to
2023. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.

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
corporations, effective January 1, 2023. The value of repurchases subject to the tax is reduced by the value of any stock issued by the corporation during the tax year, including stock issued or provided to the employees of the corporation. The excise tax is accounted for in equity as an additional repurchase cost.
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
11. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	September 30, 2024	December 31, 2023
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$473.0	$415.3
Non-Carlyle interests in majority-owned subsidiaries	322.7	184.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(7.0)	(6.7)
Non-controlling interests in consolidated entities	$788.7	$593.1

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$8.3	$20.4	$16.7	$68.7
Non-Carlyle interests in majority-owned subsidiaries	11.7	8.7	37.6	19.2
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	—	0.6	—	2.1
Non-controlling interests in income of consolidated entities	$20.0	$29.7	$54.3	$90.0

12. Earnings Per Common Share
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$595,700,000	$595,700,000	$809,500,000	$809,500,000
Weighted-average common shares outstanding	357,689,521	364,789,752	358,966,961	367,073,705
Net income per common share	$1.67	$1.63	$2.26	$2.21

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$81,300,000	$81,300,000	$83,600,000	$83,600,000
Weighted-average common shares outstanding	360,568,375	363,655,647	361,583,260	364,092,860
Net income per common share	$0.23	$0.22	$0.23	$0.23
The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	357,689,521	357,689,521	358,966,961	358,966,961
Unvested restricted stock units	—	5,692,912	—	6,766,273
Issuable common shares and performance-vesting restricted stock units	—	1,407,319	—	1,340,471
Weighted-average common shares outstanding	357,689,521	364,789,752	358,966,961	367,073,705

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	360,568,375	360,568,375	361,583,260	361,583,260
Unvested restricted stock units	—	2,588,908	—	1,869,172
Issuable common shares and performance-vesting restricted stock units	—	498,364	—	640,428
Weighted-average common shares outstanding	360,568,375	363,655,647	361,583,260	364,092,860
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. Also included in the determination of dilutive weighted-average common shares are issuable common shares associated with the Company’s investment in NGP and performance-vesting restricted stock units.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
13. Equity
Stock Repurchase Program
Pursuant to a share repurchase program that was publicly announced in February 2021, and subsequently amended in
October 2021 and February 2023, the Board of Directors of the Company authorized the repurchase of up to $500 million in shares of our common stock, effective as of March 31, 2023. The Board of Directors reset the total repurchase authorization to
$1.4 billion in shares of our common stock, effective as of February 6, 2024, which authorization replaced the Company’s prior
$500 million authorization. Under this repurchase program, shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to repurchases of common stock, the repurchase program is used for the payment of tax withholding amounts upon net share settlement of equity-based awards granted pursuant to our Equity Incentive
Plan or otherwise based on the value of shares withheld that would have otherwise been issued to the award holder. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. As of
September 30, 2024, $0.9 billion of repurchase capacity remained under the program, which reflects both common shares repurchased and shares retired in connection with the net share settlement of equity-based awards. The following table presents the Company’s shares that have been repurchased or retired as a result of net share settlement of equity-based awards during the three and nine months ended September 30, 2024 and 2023. Dollar amounts exclude the impact of excise taxes.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(Dollars in millions)	Shares	$	Shares	$	Shares	$	Shares	$
Shares repurchased	1,670,245	$65.0	1,343,419	$43.2	8,029,148	$345.6	6,505,037	$203.7
Shares retired in connection with the net share settlement of equity- based awards	1,717,966	85.5	—	—	2,833,113	133.2	—	—
Total	3,388,211	$150.5	1,343,419	$43.2	10,862,261	$478.8	6,505,037	$203.7
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 16, 2023	May 23, 2023	$0.35	$126.7
August 15, 2023	August 23, 2023	0.35	126.3
November 21, 2023	November 29, 2023	0.35	126.3
February 23, 2024	March 1, 2024	0.35	126.7
Total 2023 Dividend Year		$1.40	$506.0

May 14, 2024	May 21, 2024	$0.35	$125.6
August 16, 2024	August 26, 2024	0.35	125.5
November 18, 2024	November 25, 2024	0.35	125.3
Total 2024 Dividend Year (through Q3 2024)		$1.05	$376.4
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
14. Equity-Based Compensation
The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (the “Equity Incentive Plan,” initially adopted in May 2012 and as most recently amended and restated on May 29, 2024) is a source of equity-based awards permitting the
Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s shares of common stock. Following the amendment and restatement of the Equity Incentive Plan on May 29, 2024, a total of 58,800,000 shares of common stock were authorized for the grant of awards under the Equity Incentive Plan. As of September 30, 2024, there was a total of 29,762,302 shares of the
Company’s common stock remaining available for grant under the Equity Incentive Plan.
A summary of the status of the Company’s non-vested equity-based awards as of September 30, 2024 and a summary of changes for the nine months ended September 30, 2024, are presented below:

Unvested Shares	Performance- Vesting Restricted Stock Units(1)	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares(2)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2023	4,941,317	$23.19	17,232,330	$34.68	458,929	$37.87
Granted (3)	13,260,872	$26.50	5,552,640	$40.71	247,293	$40.08
Vested (4)	995,848	$29.86	5,974,186	$33.62	247,316	$34.52
Forfeited	125,251	$26.11	1,594,969	$33.77	—	$—
Balance, September 30, 2024	17,081,090	$25.35	15,215,815	$37.40	458,906	$39.95
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
(4)Includes 2,833,113 shares which were retired in connection with the net share settlement of equity-based awards. The Company paid
$133.2 million of taxes related to the net share settlement of equity-based awards during the nine months ended September 30, 2024, which is included within Financing activities in the condensed consolidated statements of cash flows.
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
The Company recorded compensation expense, net of forfeitures, for restricted stock units of $121.6 million and
$64.4 million for the three months ended September 30, 2024 and 2023, respectively, with $23.1 million and $10.2 million of corresponding deferred tax benefits, respectively. The Company recorded compensation expense, net of forfeitures, for restricted stock units of $355.1 million and $186.8 million for the nine months ended September 30, 2024 and 2023, respectively, with $66.9 million and $30.7 million of corresponding deferred tax benefits, respectively. As of September 30,
2024, the total unrecognized equity-based compensation expense related to unvested restricted stock units was $624.5 million, which is expected to be recognized over a weighted-average term of 2.0 years.
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
Distributable Earnings. Distributable Earnings, or “DE,” is a key performance benchmark used in the Company’s industry and is evaluated regularly by the chief operating decision maker (“CODM”) in making resource deployment and compensation decisions and in assessing performance of the Company’s three reportable segments. The CODM also uses DE in budgeting, forecasting, and the overall management of the Company’s segments. The CODM believes that reporting DE is helpful to understanding the Company’s business and that investors should review the same supplemental financial measure that the CODM uses to analyze the Company’s segment performance. DE is intended to show the amount of net realized earnings without the effects of the consolidation of the Consolidated Funds. DE is derived from the Company’s segment reported results and is used to assess performance.
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
Total assets by segment is not disclosed because this information is not used by the CODM to make resource deployment decisions or evaluate the performance of the Company’s segments.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the financial data for the Company’s three reportable segments for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$298.6	$142.8	$85.1	$526.5
Portfolio advisory and transaction fees, net and other	5.9	21.4	0.1	27.4
Fee related performance revenues	—	29.0	7.3	36.3
Total fund level fee revenues	304.5	193.2	92.5	590.2
Realized performance revenues	225.2	11.5	39.2	275.9
Realized principal investment income (loss)	10.0	(2.8)	1.9	9.1
Interest income	7.7	9.8	2.3	19.8
Total revenues	547.4	211.7	135.9	895.0
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	101.1	76.5	30.0	207.6
Realized performance revenues related compensation	141.5	6.9	36.9	185.3
Total compensation and benefits	242.6	83.4	66.9	392.9
General, administrative, and other indirect expenses	48.5	31.2	13.2	92.9
Depreciation and amortization expense	6.7	3.3	1.8	11.8
Interest expense	14.1	13.3	2.9	30.3
Total expenses	311.9	131.2	84.8	527.9
(=) Distributable Earnings	$235.5	$80.5	$51.1	$367.1
(-) Realized Net Performance Revenues	83.7	4.6	2.3	90.6
(-) Realized Principal Investment Income (Loss)	10.0	(2.8)	1.9	9.1
(+) Net Interest	6.4	3.5	0.6	10.5
(=) Fee Related Earnings	$148.2	$82.2	$47.5	$277.9

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2024
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$908.4	$420.5	$238.7	$1,567.6
Portfolio advisory and transaction fees, net and other	16.8	66.0	0.2	83.0
Fee related performance revenues	6.9	81.2	10.4	98.5
Total fund level fee revenues	932.1	567.7	249.3	1,749.1
Realized performance revenues	728.7	19.0	82.5	830.2
Realized principal investment income	35.7	30.2	3.5	69.4
Interest income	21.8	30.6	5.8	58.2
Total revenues	1,718.3	647.5	341.1	2,706.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	314.3	227.3	85.6	627.2
Realized performance revenues related compensation	457.2	11.5	73.2	541.9
Total compensation and benefits	771.5	238.8	158.8	1,169.1
General, administrative, and other indirect expenses	137.3	96.1	37.1	270.5
Depreciation and amortization expense	19.6	9.6	5.0	34.2
Interest expense	42.2	40.6	8.7	91.5
Total expenses	970.6	385.1	209.6	1,565.3
(=) Distributable Earnings	$747.7	$262.4	$131.5	$1,141.6
(-) Realized Net Performance Revenues	271.5	7.5	9.3	288.3
(-) Realized Principal Investment Income	35.7	30.2	3.5	69.4
(+) Net Interest	20.4	10.0	2.9	33.3
(=) Fee Related Earnings	$460.9	$234.7	$121.6	$817.2

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the financial data for the Company’s three reportable segments for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$330.1	$128.9	$59.1	$518.1
Portfolio advisory and transaction fees, net and other	4.0	7.2	—	11.2
Fee related performance revenues	0.7	21.1	1.6	23.4
Total fund level fee revenues	334.8	157.2	60.7	552.7
Realized performance revenues	164.6	2.7	13.1	180.4
Realized principal investment income	14.4	8.0	1.0	23.4
Interest income	8.8	9.7	1.6	20.1
Total revenues	522.6	177.6	76.4	776.6
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	142.3	81.3	32.4	256.0
Realized performance revenues related compensation	18.2	1.4	10.8	30.4
Total compensation and benefits	160.5	82.7	43.2	286.4
General, administrative, and other indirect expenses	46.0	26.2	9.4	81.6
Depreciation and amortization expense	7.1	2.1	1.2	10.4
Interest expense	16.8	11.8	2.2	30.8
Total expenses	230.4	122.8	56.0	409.2
(=) Distributable Earnings	$292.2	$54.8	$20.4	$367.4
(-) Realized Net Performance Revenues	146.4	1.3	2.3	150.0
(-) Realized Principal Investment Income	14.4	8.0	1.0	23.4
(+) Net Interest	8.0	2.1	0.6	10.7
(=) Fee Related Earnings	$139.4	$47.6	$17.7	$204.7

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2023
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$987.2	$378.4	$173.7	$1,539.3
Portfolio advisory and transaction fees, net and other	14.7	31.1	—	45.8
Fee related performance revenues	63.1	59.1	3.2	125.4
Total fund level fee revenues	1,065.0	468.6	176.9	1,710.5
Realized performance revenues	577.3	36.0	67.3	680.6
Realized principal investment income	39.5	25.2	4.6	69.3
Interest income	19.7	24.6	4.0	48.3
Total revenues	1,701.5	554.4	252.8	2,508.7
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	464.6	246.3	94.4	805.3
Realized performance revenues related compensation	209.1	16.8	60.1	286.0
Total compensation and benefits	673.7	263.1	154.5	1,091.3
General, administrative, and other indirect expenses	162.2	73.5	35.1	270.8
Depreciation and amortization expense	19.7	5.8	3.5	29.0
Interest expense	50.2	32.9	6.7	89.8
Total expenses	905.8	375.3	199.8	1,480.9
(=) Distributable Earnings	$795.7	$179.1	$53.0	$1,027.8
(-) Realized Net Performance Revenues	368.2	19.2	7.2	394.6
(-) Realized Principal Investment Income	39.5	25.2	4.6	69.3
(+) Net Interest	30.5	8.3	2.7	41.5
(=) Fee Related Earnings	$418.5	$143.0	$43.9	$605.4

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the
three months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$895.0	$180.1	$1,560.1	(a)	$2,635.2
Expenses	$527.9	$160.6	$1,160.4	(b)	$1,848.9
Other income (loss)	$—	$2.5	$—	(c)	$2.5
Distributable earnings	$367.1	$22.0	$399.7	(d)	$788.8

	Three Months Ended September 30, 2023
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$776.6	$152.7	$(212.7)	(a)	$716.6
Expenses	$409.2	$111.2	$34.7	(b)	$555.1
Other income (loss)	$—	$(9.3)	$—	(c)	$(9.3)
Distributable earnings	$367.4	$32.2	$(247.4)	(d)	$152.2
The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the
nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30, 2024
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$2,706.9	$510.6	$1,175.8	(a)	$4,393.3
Expenses	$1,565.3	$464.6	$1,225.5	(b)	$3,255.4
Other income (loss)	$—	$(9.6)	$—	(c)	$(9.6)
Distributable earnings	$1,141.6	$36.4	$(49.7)	(d)	$1,128.3

	Nine Months Ended September 30, 2023
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$2,508.7	$411.7	$(882.7)	(a)	$2,037.7
Expenses	$1,480.9	$324.7	$0.2	(b)	$1,805.8
Other income (loss)	$—	$9.9	$—	(c)	$9.9
Distributable earnings	$1,027.8	$96.9	$(882.9)	(d)	$241.8
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Unrealized performance and fee related performance revenues	$1,495.1	$(229.2)	$1,020.9	$(850.4)
Unrealized principal investment income (loss)	1.8	17.1	54.3	18.5
Principal investment loss from dilution of indirect investment in Fortitude	—	—	—	(104.0)
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(3.5)	(3.5)	(10.5)	(11.0)
Non-controlling interests and other adjustments to present certain costs on a net basis	79.0	23.5	156.7	118.2
Elimination of revenues of Consolidated Funds	(12.3)	(20.6)	(45.6)	(54.0)
	$1,560.1	$(212.7)	$1,175.8	$(882.7)
The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$590.2	$552.7	$1,749.1	$1,710.5
Adjustments(1)	(57.5)	(50.1)	(158.4)	(199.3)
Carlyle Consolidated - Fund management fees	$532.7	$502.6	$1,590.7	$1,511.2
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$930.7	$(90.3)	$634.5	$(378.8)
Equity-based compensation	122.0	67.3	360.4	195.1
Acquisition or disposition-related charges and amortization of intangibles and impairment	37.4	50.6	103.5	113.0
Tax (expense) benefit associated with certain foreign performance revenues related compensation	(0.2)	(0.2)	(1.4)	(0.8)
Non-controlling interests and other adjustments to present certain costs on a net basis	63.8	10.7	108.6	85.9
Other adjustments	5.3	5.4	45.8	11.6
Elimination of expenses of Consolidated Funds	1.4	(8.8)	(25.9)	(25.8)
	$1,160.4	$34.7	$1,225.5	$0.2
(c)The Other Income (Loss) adjustment results from the Consolidated Funds that were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).
(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings
and to Fee Related Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Income (loss) before provision for income taxes	$788.8	$152.2	$1,128.3	$241.8
Adjustments:
Net unrealized performance and fee related performance revenues	(564.4)	138.9	(386.4)	471.6
Unrealized principal investment (income) loss	(1.8)	(17.1)	(54.3)	(18.5)
Principal investment loss from dilution of indirect investment in Fortitude	—	—	—	104.0
Equity-based compensation(1)	122.0	67.3	360.4	195.1
Acquisition or disposition-related charges, including amortization of intangibles and impairment	37.4	50.6	103.5	113.0
Tax expense associated with certain foreign performance revenues	(0.2)	(0.2)	(1.4)	(0.8)
Net income attributable to non-controlling interests in consolidated entities	(20.0)	(29.7)	(54.3)	(90.0)
Other adjustments(2)	5.3	5.4	45.8	11.6
Distributable Earnings	$367.1	$367.4	$1,141.6	$1,027.8
Realized performance revenues, net of related compensation(3)	90.6	150.0	288.3	394.6
Realized principal investment income(3)	9.1	23.4	69.4	69.3
Net interest	10.5	10.7	33.3	41.5
Fee Related Earnings	$277.9	$204.7	$817.2	$605.4
(1)Equity-based compensation for the three and nine months ended September 30, 2024 and 2023 includes amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s U.S. GAAP statement of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.
(3)See reconciliation to most directly comparable U.S. GAAP measure below:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2024
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,785.5	$(1,509.6)	$275.9
Performance revenues related compensation expense	1,151.0	(965.7)	185.3
Net performance revenues	$634.5	$(543.9)	$90.6

Principal investment income (loss)	$46.0	$(36.9)	$9.1

	Nine Months Ended September 30, 2024
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,826.7	$(996.5)	$830.2
Performance revenues related compensation expense	1,222.4	(680.5)	541.9
Net performance revenues	$604.3	$(316.0)	$288.3

Principal investment income (loss)	$207.2	$(137.8)	$69.4

	Three Months Ended September 30, 2023
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(118.3)	$298.7	$180.4
Performance revenues related compensation expense	(53.9)	84.3	30.4
Net performance revenues	$(64.4)	$214.4	$150.0

Principal investment income (loss)	$100.6	$(77.2)	$23.4

	Nine Months Ended September 30, 2023
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(204.3)	$884.9	$680.6
Performance revenues related compensation expense	(40.4)	326.4	286.0
Net performance revenues	$(163.9)	$558.5	$394.6

Principal investment income (loss)	$105.1	$(35.8)	$69.3
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
16. Subsequent Events
In October, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share of common stock to common stockholders of record at the close of business on November 18, 2024, payable on November 25, 2024.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
17. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the
Company’s financial position as of September 30, 2024 and December 31, 2023 and results of operations for the three and nine months ended September 30, 2024 and 2023. The supplemental statement of cash flows is presented without effects of the
Consolidated Funds.

	As of September 30, 2024
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,376.8	$—	$—	$1,376.8
Cash and cash equivalents held at Consolidated Funds	—	488.5	—	488.5
Restricted cash	2.1	—	—	2.1
Investments, including performance allocations of $7,210.8	11,407.5	—	(312.5)	11,095.0
Investments of Consolidated Funds	—	7,427.9	—	7,427.9
Due from affiliates and other receivables, net	1,061.5	—	(304.3)	757.2
Due from affiliates and other receivables of Consolidated Funds, net	—	218.3	—	218.3
Fixed assets, net	174.1	—	—	174.1
Lease right-of-use assets, net	353.6	—	—	353.6
Deposits and other	69.9	1.9	—	71.8
Intangible assets, net	670.6	—	—	670.6
Deferred tax assets	22.5	—	—	22.5
Total assets	$15,138.6	$8,136.6	$(616.8)	$22,658.4
Liabilities and equity
Debt obligations	$2,211.0	$—	$—	$2,211.0
Loans payable of Consolidated Funds	—	6,830.3	(298.9)	6,531.4
Accounts payable, accrued expenses and other liabilities	349.9	—	—	349.9
Accrued compensation and benefits	5,434.8	—	—	5,434.8
Due to affiliates	214.4	5.4	—	219.8
Deferred revenue	379.5	—	—	379.5
Deferred tax liabilities	150.5	—	—	150.5
Other liabilities of Consolidated Funds	—	497.7	(0.1)	497.6
Lease liabilities	504.6	—	—	504.6
Accrued giveback obligations	43.9	—	—	43.9
Total liabilities	9,288.6	7,333.4	(299.0)	16,323.0
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,774.5	334.1	(334.1)	3,774.5
Retained earnings	2,034.5	—	—	2,034.5
Accumulated other comprehensive loss	(278.3)	(3.9)	16.3	(265.9)
Non-controlling interests in consolidated entities	315.7	473.0	—	788.7
Total equity	5,850.0	803.2	(317.8)	6,335.4
Total liabilities and equity	$15,138.6	$8,136.6	$(616.8)	$22,658.4

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2024
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$539.1	$—	$(6.4)	$532.7
Incentive fees	38.9	—	(0.2)	38.7
Investment income
Performance allocations	1,786.3	—	(0.8)	1,785.5
Principal investment income	47.4	—	(1.4)	46.0
Total investment income	1,833.7	—	(2.2)	1,831.5
Interest and other income	55.7	—	(3.5)	52.2
Interest and other income of Consolidated Funds	—	180.1	—	180.1
Total revenues	2,467.4	180.1	(12.3)	2,635.2
Expenses
Compensation and benefits
Cash-based compensation and benefits	207.5	—	—	207.5
Equity-based compensation	121.6	—	—	121.6
Performance allocations and incentive fee related compensation	1,151.0	—	—	1,151.0
Total compensation and benefits	1,480.1	—	—	1,480.1
General, administrative and other expenses	176.6	—	—	176.6
Interest	30.3	—	—	30.3
Interest and other expenses of Consolidated Funds	—	160.6	1.4	162.0
Other non-operating income	(0.1)	—	—	(0.1)
Total expenses	1,686.9	160.6	1.4	1,848.9
Other income
Net investment income of Consolidated Funds	—	2.5	—	2.5
Income before provision for income taxes	780.5	22.0	(13.7)	788.8
Provision for income taxes	173.1	—	—	173.1
Net income	607.4	22.0	(13.7)	615.7
Net income attributable to non-controlling interests in consolidated entities	11.7	—	8.3	20.0
Net income attributable to The Carlyle Group Inc.	$595.7	$22.0	$(22.0)	$595.7

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2024
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,610.1	$—	$(19.4)	$1,590.7
Incentive fees	96.7	—	(0.5)	96.2
Investment income
Performance allocations	1,827.8	—	(1.1)	1,826.7
Principal investment income	217.8	—	(10.6)	207.2
Total investment income	2,045.6	—	(11.7)	2,033.9
Interest and other income	175.9	—	(14.0)	161.9
Interest and other income of Consolidated Funds	—	510.6	—	510.6
Total revenues	3,928.3	510.6	(45.6)	4,393.3
Expenses
Compensation and benefits
Cash-based compensation and benefits	635.7	—	—	635.7
Equity-based compensation	355.1	—	—	355.1
Performance allocations and incentive fee related compensation	1,222.4	—	—	1,222.4
Total compensation and benefits	2,213.2	—	—	2,213.2
General, administrative and other expenses	512.2	—	—	512.2
Interest	91.5	—	—	91.5
Interest and other expenses of Consolidated Funds	—	464.6	(25.9)	438.7
Other non-operating income	(0.2)	—	—	(0.2)
Total expenses	2,816.7	464.6	(25.9)	3,255.4
Other income (loss)
Net investment loss of Consolidated Funds	—	(9.6)	—	(9.6)
Income before provision for income taxes	1,111.6	36.4	(19.7)	1,128.3
Provision for income taxes	264.5	—	—	264.5
Net income	847.1	36.4	(19.7)	863.8
Net income attributable to non-controlling interests in consolidated entities	37.6	—	16.7	54.3
Net income attributable to The Carlyle Group Inc.	$809.5	$36.4	$(36.4)	$809.5

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$511.5	$—	$(8.9)	$502.6
Incentive fees	23.6	—	(2.5)	21.1
Investment income (loss)
Performance allocations	(118.9)	—	0.6	(118.3)
Principal investment income	108.8	—	(8.2)	100.6
Total investment loss	(10.1)	—	(7.6)	(17.7)
Interest and other income	59.5	—	(1.6)	57.9
Interest and other income of Consolidated Funds	—	152.7	—	152.7
Total revenues	584.5	152.7	(20.6)	716.6
Expenses
Compensation and benefits
Cash-based compensation and benefits	267.6	—	—	267.6
Equity-based compensation	64.4	—	—	64.4
Performance allocations and incentive fee related compensation	(53.9)	—	—	(53.9)
Total compensation and benefits	278.1	—	—	278.1
General, administrative and other expenses	143.1	—	(0.1)	143.0
Interest	31.4	—	—	31.4
Interest and other expenses of Consolidated Funds	—	111.2	(8.7)	102.5
Other non-operating expenses	0.1	—	—	0.1
Total expenses	452.7	111.2	(8.8)	555.1
Other income (loss)
Net investment loss of Consolidated Funds	—	(9.3)	—	(9.3)
Income before provision for income taxes	131.8	32.2	(11.8)	152.2
Provision for income taxes	41.2	—	—	41.2
Net income	90.6	32.2	(11.8)	111.0
Net income attributable to non-controlling interests in consolidated entities	9.3	—	20.4	29.7
Net income attributable to The Carlyle Group Inc.	$81.3	$32.2	$(32.2)	$81.3

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,535.0	$—	$(23.8)	$1,511.2
Incentive fees	64.4	—	(2.5)	61.9
Investment income (loss)
Performance allocations	(202.0)	—	(2.3)	(204.3)
Principal investment income	122.9	—	(17.8)	105.1
Total investment loss	(79.1)	—	(20.1)	(99.2)
Interest and other income	159.7	—	(7.6)	152.1
Interest and other income of Consolidated Funds	—	411.7	—	411.7
Total revenues	1,680.0	411.7	(54.0)	2,037.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	798.4	—	—	798.4
Equity-based compensation	186.8	—	—	186.8
Performance allocations and incentive fee related compensation	(40.4)	—	—	(40.4)
Total compensation and benefits	944.8	—	—	944.8
General, administrative and other expenses	470.1	—	0.6	470.7
Interest	91.8	—	—	91.8
Interest and other expenses of Consolidated Funds	—	324.7	(26.4)	298.3
Other non-operating expenses	0.2	—	—	0.2
Total expenses	1,506.9	324.7	(25.8)	1,805.8
Other income
Net investment income of Consolidated Funds	—	9.9	—	9.9
Income before provision for income taxes	173.1	96.9	(28.2)	241.8
Provision for income taxes	68.2	—	—	68.2
Net income	104.9	96.9	(28.2)	173.6
Net income attributable to non-controlling interests in consolidated entities	21.3	—	68.7	90.0
Net income attributable to The Carlyle Group Inc.	$83.6	$96.9	$(96.9)	$83.6

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Cash flows from operating activities
Net income	$847.1	$104.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	137.0	137.0
Equity-based compensation	355.1	186.8
Non-cash performance allocations and incentive fees	(389.1)	425.0
Non-cash principal investment income	(182.0)	(100.0)
Other non-cash amounts	15.8	8.1
Purchases of investments	(479.4)	(244.9)
Proceeds from the sale of investments	435.7	351.8
Payments of contingent consideration	(4.0)	(68.6)
Change in deferred taxes, net	98.3	(103.3)
Change in due from affiliates and other receivables	(38.2)	16.9
Change in deposits and other	(5.4)	(38.5)
Change in accounts payable, accrued expenses and other liabilities	15.4	(101.8)
Change in accrued compensation and benefits	(170.8)	(128.3)
Change in due to affiliates	(0.9)	(8.8)
Change in lease right-of-use asset and lease liability	(5.4)	(7.5)
Change in deferred revenue	238.1	290.0
Net cash provided by operating activities	867.3	718.8
Cash flows from investing activities
Purchases of corporate treasury investments	(5.0)	(187.3)
Proceeds from corporate treasury investments	5.1	152.4
Purchases of fixed assets, net	(51.0)	(49.6)
Net cash used in investing activities	(50.9)	(84.5)
Cash flows from financing activities
Borrowings under credit facilities	10.4	—
Repayments under credit facilities	(10.4)	—
Payments on CLO borrowings	(73.3)	(7.3)
Proceeds from CLO borrowings, net of financing costs	0.5	10.0
Dividends to common stockholders	(377.8)	(371.4)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)
Contributions from non-controlling interest holders	155.2	7.9
Distributions to non-controlling interest holders	(58.9)	(48.9)
Common shares repurchased and net share settlement of equity awards	(478.8)	(203.7)
Change in due to/from affiliates financing activities	13.3	(36.4)
Net cash used in financing activities	(888.6)	(718.6)
Effect of foreign exchange rate changes	9.0	(5.0)
Decrease in cash, cash equivalents and restricted cash	(63.2)	(89.3)
Cash, cash equivalents and restricted cash, beginning of period	1,442.1	1,361.5
Cash, cash equivalents and restricted cash, end of period	$1,378.9	$1,272.2

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,376.8	$1,267.7
Restricted cash	2.1	4.5
Total cash, cash equivalents and restricted cash, end of period	$1,378.9	$1,272.2

Cash and cash equivalents held at Consolidated Funds	$488.5	$352.3

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
•Global Private Equity — Our Global Private Equity segment advises our buyout, middle market and growth capital funds, our U.S. and internationally focused real estate funds, and our infrastructure and natural resources funds. The segment also includes the NGP Carry Funds advised by NGP. As of September 30, 2024, our Global Private Equity segment had
$169 billion in AUM and $104 billion in Fee-earning AUM.
•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including loans and structured credit, direct lending, opportunistic credit, distressed credit, aircraft financing and servicing, infrastructure debt, insurance solutions and global capital markets. As of September 30, 2024, our Global Credit segment had $194 billion in AUM and $159 billion in Fee-earning AUM.
•Global Investment Solutions — Our Global Investment Solutions segment advises global private equity programs and related co-investment and secondary activities. As of September 30, 2024, our Global Investment Solutions segment had
$84 billion in AUM and $51 billion in Fee-earning AUM.
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

Our Global Investment Offerings
The following table provides a breakout of the product offerings and related acronyms included in our total assets under management of $447 billion as of September 30, 2024 for each of our three global business segments (in billions):

Global Private Equity	$169.2	Global Credit	$194.5
Corporate Private Equity	$111.0	Insurance [4]	$83.2
U.S. Buyout (CP)	54.2	Liquid Credit	$49.9
Asia Buyout (CAP)	12.4	U.S. CLOs	35.8
Europe Buyout (CEP)	11.7	Europe CLOs	10.2
Carlyle Global Partners (CGP)	7.2	Revolving Credit	2.0
Japan Buyout (CJP)	6.6	CLO Investment Products	1.9
Europe Technology (CETP)	5.9	Private Credit	$28.3
U.S. Growth (CP Growth / CEOF)	3.9	Opportunistic Credit (CCOF / CSP)	17.6
Life Sciences (ABV / ACCD)	2.1	Direct Lending [5]	10.7
Asia Growth (CAP Growth / CAGP)	1.2	Real Assets Credit	$18.6
Other [1]	5.7	Aviation (SASOF / CALF)	12.1
		Infrastructure (CICF)	5.7
Real Estate	$33.9	Other [6]	0.8
U.S. Real Estate (CRP)	23.0	Platform Initiatives	$14.5
Core Plus Real Estate (CPI)	7.6	Asset-Backed Finance	7.4
International Real Estate (CER)	3.4	Carlyle Tactical Private Credit (CTAC)	4.8
		Other Cross-Platform Credit Products	2.3
Infrastructure & Natural Resources	$24.3	Global Investment Solutions	$83.7
NGP Energy [2]	10.9	Secondaries and Portfolio Finance (ASF / ASPF)	$35.3
Infrastructure & Renewable Energy [3]	7.5	Co-Investments (ACF)	$22.8
International Energy (CIEP)	6.0	Primary Investments & Other [7]	$25.6

Note: All amounts shown represent total assets under management as of September 30, 2024, and totals may not sum due to rounding. In addition, certain carry funds included herein may not be included in fund performance if they have not made an initial capital call or commenced investment activity.
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
(6)Includes our Energy Credit (CEMOF) and Real Estate Credit (CNLI) funds.
(7)Includes Mezzanine and Carlyle AlpInvest Private Markets (CAPM) funds.
Trends Affecting our Business
In the third quarter of 2024, global growth remained much more stable than many had feared, as monetary policy in most developed market economies continued to ease. Labor market indicators in the United States softened as the Federal Reserve initiated its easing cycle, while the European Central Bank (ECB) has now cut its deposit facility rate year-to-date by a cumulative 75bps amidst uneven growth. India experienced slower economic activity and consumption growth, and China continued to face uneven underlying growth as it attempted to stabilize property markets amid broader economic transformation. Meanwhile, momentum in Japan slowed as the country navigated market volatility following the Bank of Japan raising rates to the highest level in 15 years. By contrast, Korea’s economy rebounded as the Bank of Korea initiated its easing cycle following a second-quarter contraction.
In the U.S., official data suggest the economy grew at a 2.8% annualized rate in the third quarter of 2024 and U.S.
corporate margins continued to widen. Underlying growth was notably strong, with real consumption contributing nearly 2.5 percentage points to the headline number. Spending rose strongly across both goods and services, with certain durable goods such as autos notching their strongest growth since the pandemic. Profit growth also remains strong: unlike 2020-22, when profit growth was primarily a pricing power phenomenon, today it is mainly driven by productivity gains that have thus far been underreported in official statistics. Lower base rates help as well; the Federal Open Market Committee’s decision to reduce the policy rate by 50bps in September responded to incoming data implying softening price pressures and a balancing labor market. The unemployment rate temporarily rose to 4.3% in July — the highest level since 2021 — on increased labor supply, before settling back to 4.1% by the end of the quarter, where it began. The Fed’s preferred inflation gauge, the core
Personal Consumption Expenditures Price Index, has held steady, finishing August 2.7% above year ago levels. The Fed now views the risks to achieving its dual mandate of maximum employment and stable prices as roughly in balance. Market participants are generally in alignment with the Federal Reserve’s September Summary of Economic Projections, but the recent strength of the hard data has increased the market’s assigned probability of a pause in cuts before year-end; futures quotes currently imply slightly less than two full additional rate cuts in the fourth quarter of 2024.
In Japan, momentum slowed but growth remained positive, with estimates indicating the economy grew at a 1.7%
annualized rate in the third quarter. This performance occurred against a backdrop of market volatility. The Bank of Japan raised short-term borrowing costs from the previous range of 0% to 0.1% to 0.25% in July, its highest level in 15 years, and released a plan for tapering its asset purchases, signaling a pivotal shift away from a decade-long stimulus program. These actions, paired with hawkish comments from policymakers and a disappointing string of economic data in the U.S., led to a sharp appreciation of the yen, disrupting long-standing carry trades whose funding leg rested on Japan’s low rates. The surge in the currency value triggered a sell-off in Japanese equity markets. Liquidity pressures led to a sell-off far in excess of what could be explained by any change in fundamentals. On August 5th, the Nikkei 225 fell 12.4%, while the TOPIX fell 12.2%, their largest respective single day declines since 1987. This event underscored the relative illiquidity of certain listed markets and how public market moves can diverge from underlying fundamentals, a distinction that is much less pronounced in private market valuations. While both public and private markets in Japan have elements of illiquidity, private assets are not as exposed to the sharp drawdowns that public markets experience during times of volatility.
In India, our proprietary portfolio data suggest the economy grew at a 5.9% annualized rate in the third quarter. Despite a slowdown in consumption, the country appears set for a period of substantial catch-up growth and improvements in living standards, supported by recent reforms in taxation, digital payments, and land use. With substantial required investments in physical capital, the return on each unit of capital in India remains considerably higher than the rest of the world. In China, domestic consumption data remained soft, with annualized growth implied by proprietary portfolio data falling below 2% for the first time since pandemic lockdowns were lifted. While wage income has been growing at a 6% annualized rate, this has been offset by losses on real estate, which continue to intensify. Recognizing the unsustainability of maintaining 4% to 5%
industrial production growth in an economy where the domestic consumer absorbs less than half of this incremental output,
Chinese authorities announced a raft of policies in an effort to stabilize stock and property markets, boost consumption growth, and attain broader growth targets.
Official data indicate Europe’s economy expanded at a 1.5% annualized rate in the third quarter, but continued to experience significant dispersion across regions and sectors. While shifting consumption patterns and higher finance costs have softened demand for durable goods and business equipment, stagnant European industrial activity is explained mainly by uncompetitive energy costs. After several months of gains to start the year, energy-intensive industrial output in Germany fell at a -9% annualized rate in the third quarter, leaving it 16% below levels that prevailed prior to Russia’s invasion of Ukraine. The
ECB enacted two additional 25bps cuts to its deposit rate, lowering it to 3.25%, with inflation falling below its 2% target. The
ECB is expected to continue a gradual reduction of borrowing costs as policymakers move towards a more neutral stance.
Earnings growth estimates for companies in the S&P 500 remain significantly higher than in 2023, at an anticipated 9.3%
for the year compared to 1% the previous year. Earnings are estimated to have grown by 3.6% in the third quarter of 2024, compared to the same period a year ago, led by the information technology, health care, and communication services sectors.
The estimated blended net profit margin for the third quarter of 2024 was reported at 12.0%, roughly in line with the 12.2%
margin observed a year earlier.
Despite a temporary spike in volatility and sharp pullbacks in July and early September, equity markets performed well in the third quarter of 2024, buoyed by a broader range of stocks beyond the earlier concentration in the “Magnificent Seven.” The
Russell 2000 and Dow Jones led U.S. equity markets, returning 8.9% and 8.2%, respectively, while the S&P 500 and Nasdaq
100 rose by 5.5% and 1.9%, respectively. In contrast to previous quarters, returns were more broad-based, and the “Magnificent
Seven” stocks accounted for just 0.5 percentage points (9%) of the S&P 500’s total quarterly gain. However, the forward price-
to-earnings ratio finished the quarter at 22.6x, which was roughly 20% above its 10-year average, as valuations continue to stretch far beyond historically observed levels. Furthermore, despite the mega-caps’ relatively low contribution to aggregate returns in the third quarter, these seven stocks have accounted for 50% of the S&P 500’s return since 2021 and, as of September
30, make up 32% of total market cap. Global equity markets also performed well during the third quarter, particularly in China, where the Shanghai Composite returned 12.4%, following stimulus announcements by Chinese authorities. Elsewhere, the
MSCI ACWI and EuroStoxx 600 returned 6.2% and 2.2%, respectively.

Global M&A activity, driven by strong momentum in non-sponsored transactions, recorded $907 billion in volume in the third quarter, 23% higher than the same quarter last year and a 12% increase over the previous quarter. Notably, this quarter’s
M&A volume was in line with pre-pandemic averages, reflecting a normalization in transaction levels. Year-to-date, total M&A volume stands at $2.6 trillion, a more than 20% increase relative to 2023, but still 16% below pre-pandemic levels. This growth has been partially driven by notable increases in strategic M&A in Europe, with year-to-date strategic deal values totaling $541 billion, a 23.9% increase from the comparable period last year. LBOs and related add-ons remained strong at $385 billion year-
to-date, a 36% increase relative to the same period a year ago, accounting for 18% of total M&A activity, the second-highest share recorded since 2008.
The effect of easier monetary policy is already evident in the U.S. IPO market. Excluding SPACs, 119 U.S. exchange-
listed IPOs raised $26.2 billion in the first nine months of the year, which is 30% more listings and a 50% increase in proceeds relative to the same period last year. While the absolute value remains depressed and is still approximately 40% below the capital raised during the first nine months of 2019, it is notable that follow-on transactions – often seen as a leading indicator for IPO sentiment – are on the rise.
At $960 billion, U.S. institutional loan activity set an all-time record for the first nine months of the year. In the leveraged loan market, spreads compressed to post-2008 lows as demand – driven entirely by still robust CLO issuance (net loan fund flows turned negative in the quarter) – continued to outpace supply. When including high-yield bonds, full-year leveraged finance issuance seems likely to exceed $1 trillion for only the third time in history. The main driver of this year’s record-
breaking institutional issuance continues to be the boom in refinancing and repricing transactions. However, the third quarter saw a notable step down in those volumes relative to the first two quarters of the year; in fact, non-refinancing activity in the
U.S. exceeded a third of total issuance for the first time since the second quarter of 2022. Sponsors also took advantage of favorable credit market conditions to issue the second-most (leveraged) dividends on record. September volumes alone totaled
$19.2 billion, the most for any month in the U.S. loan market by a wide margin.
Our carry fund portfolio appreciated 3% in the third quarter of 2024, our strongest quarterly appreciation since the second quarter of 2022. Within our Global Private Equity segment in the third quarter, our corporate private equity funds appreciated
4%, driven by generally strong performance in the U.S. and Asia, buoyed by positive macro trends in those geographies and a building exit pipeline. Our infrastructure and natural resources funds appreciated 2% in the quarter, reflecting stable commodity prices, and our real estate funds appreciated 2%, benefiting from a cap rate environment that is still elevated but beginning to thaw. Our Global Credit carry funds (which represent approximately 11% of the total Global Credit remaining fair value as of
September 30, 2024) appreciated 3% in the third quarter, while carry funds in our Global Investment Solutions segment appreciated 2% in the third quarter.
Investment activity in our carry funds in the third quarter of 2024 generated realized proceeds of $6.8 billion, exceeding invested capital of $3.9 billion and providing net positive distributions to our investors. As the recovery in deal activity continues to gain momentum in the broader markets and the IPO market thaws, we expect to see increased activity in our carry funds in the coming quarters. This activity includes our previously announced acquisitions of Worldpac, which closed on
November 1, and Vantive, which is expected to close in late 2024 or early 2025, as well as the IPOs of StandardAero and
Rigaku in October. Recovery in deal activity in the broader markets is also reflected in the more than 80% increase in capital markets fees in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
In our liquid credit strategy during the third quarter, we reset $2.8 billion in AUM across five CLOs, including incremental fundraising of $0.2 billion, and refinanced one CLO. We generally seek to reset our CLOs to renew the reinvestment period. In the absence of a reset, a CLO will begin to use cash flows to repay outstanding debt tranches, which will reduce our AUM and Fee-earning AUM over time as the underlying collateral runs off.
Gross originations in our direct lending strategy totaled $1.3 billion in the third quarter of 2024, continuing a steady trend of increases in gross originations since the second quarter of 2023, which was impacted by the slowdown in sponsor M&A activity in 2022 and 2023. Dividend yields on our business development companies and CTAC as of September 30, 2024 were approximately 11% and 10%, respectively.
We had $8.8 billion in new capital inflows in the third quarter, and $26.6 billion year-to-date, towards our previously announced target of $40 billion of capital inflows in 2024. Although investors are beginning to see net positive distributions in certain asset classes, the impact of net negative distributions to investors over the last two years, combined with heightened geopolitical risk and continued global economic uncertainty, has compounded an already challenging fundraising landscape.
While we believe that we will continue to attract a significant amount of capital for our buyout funds, we have seen a decline in buyout fund sizes across most geographies, which may continue to result in lower management fees in Global Private Equity in the future.

The SEC has put forth several rule proposals, and we are evaluating the potential impacts to our business and operations and those of our portfolio companies. These proposals include, among others, safeguarding of advisory client assets for registered investment advisers. In addition, the future of several final rules, such as the public company climate-related disclosure rules and the private fund adviser rules, is in doubt pending the resolution of recent litigation. We are closely evaluating potential impacts to our business of these rule proposals and adoptions and various financial, regulatory, and other proposals put forth by the current and incoming Administration and Congress. The potential for policy changes may create regulatory uncertainty for our investment strategies and our portfolio companies and could adversely affect our profitability and the profitability of our portfolio companies.
Recent Developments
Dividends
In October, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share to common stockholders of record at the close of business on November 18, 2024, payable on November 25, 2024.

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
Accrued performance allocations and accrued giveback obligations at a point in time assume a hypothetical liquidation of the funds’ investments at their then current fair values. Each investment fund is considered separately in evaluating carried interest and potential giveback obligations. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations and incentive fees net of (i) accrued giveback obligations, (ii) accrued performance allocations and incentive fee related compensation, (iii) performance allocations and incentive fee related tax obligations, and (iv) accrued performance allocations and incentive fees attributable to non-controlling interests. Net accrued performance revenues exclude any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods, as well as net accrued performance revenues which are presented as fee related performance revenues when realized in our non-GAAP financial measures. Realized performance allocation-related compensation associated with our updated compensation program that has not yet been paid is also excluded from our net accrued performance allocations.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. The aggregate amount of giveback obligations realized since Carlyle’s inception totaled
$242.3 million, $160.8 million of which was related to various Legacy Energy Funds. Given that current and former senior
Carlyle professionals and other limited partners of the Carlyle Holdings partnerships are responsible for paying the majority of the realized giveback obligation, only $72.3 million of the $242.3 million aggregate giveback obligation realized since inception was attributable to Carlyle. The realization of giveback obligations for the Company’s portion of such obligations reduces Distributable Earnings in the period realized. Further, each individual who holds equity interests in carried interest generated by our funds and is a recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance allocation compensation is subject to return to the Company in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.
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
We also record our equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in our condensed consolidated statements of operations. We do not control or manage NGP. Moreover, we do not operate NGP’s business, have representation on NGP’s board or serve as an investment advisor to any investment fund sponsored by NGP, nor do we direct the operations of any of NGP portfolio companies. While we have consent rights over certain major actions by NGP outside of the ordinary course of NGP’s business
(including, for example, consent rights over items such as amendments to the organizational documents of the entity in which we are invested, changes to the management fee streams earned by NGP under its fund agreements, or the incurrence of certain debt by NGP and other similar items), we have no voting rights or consent rights on any NGP investment committee that selects investments to be made by NGP funds. For further information regarding our strategic investments in NGP, refer to Note 4,
Investments, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Non-GAAP Financial Measures
Distributable Earnings. Distributable Earnings, or “DE,” is a key performance benchmark used in our industry and is evaluated regularly in making resource deployment and compensation decisions, and in assessing the performance of our three segments. We also use DE in our budgeting, forecasting, and the overall management of our segments. We believe that reporting DE is helpful to understanding our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. DE is intended to show the amount of net realized earnings without the effects of consolidation of the Consolidated Funds. DE is derived from our segment reported results and is an additional measure to assess performance.
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
(b)the remaining amount of limited partner invested capital at cost, generally for carry funds and certain co-
investment vehicles where the original investment period has expired (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);
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

The chart below presents Fee-earning AUM by segment at each period, in billions.
The table below details Fee-earning AUM by its respective components at each period.

	As of September 30,
	2024	2023
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments	$71,247	$71,399
Fee-earning AUM based on invested capital	73,090	67,359
Fee-earning AUM based on collateral balances, at par	46,454	49,713
Fee-earning AUM based on net asset value	21,992	17,846
Fee-earning AUM based on fair value and other	100,824	66,710
Balance, End of Period(1)	$313,607	$273,027
(1)Ending balances as of September 30, 2024 and 2023 exclude $21.0 billion and $10.5 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$307,345	$271,399	$307,418	$266,577
Inflows(1)	5,359	10,272	21,259	19,339
Outflows (including realizations)(2)	(5,129)	(4,885)	(18,582)	(12,027)
Market Activity & Other(3)	4,184	(1,901)	3,235	385
Foreign Exchange(4)	1,848	(1,858)	277	(1,247)
Balance, End of Period	$313,607	$273,027	$313,607	$273,027

(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, closed reinsurance transactions at Fortitude, as well as gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. Inflows for the nine months ended September 30, 2023 include $2.4 billion of Fee-earning AUM related to closed reinsurance transactions at Fortitude.
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

The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$434,620	$425,994
Inflows(1)	8,825	26,585
Outflows (including realizations)(2)	(10,144)	(23,742)
Market Activity & Other(3)	10,906	17,973
Foreign Exchange(4)	3,197	594
Balance, End of Period	$447,404	$447,404
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
Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) Carlyle Tactical Private Credit Fund (“CTAC”), and (e) our closed-end tender offer Carlyle
AlpInvest Private Markets (“CAPM”) funds. As of September 30, 2024, our total AUM and Fee-earning AUM included $98.7 billion and $95.4 billion, respectively, of Perpetual Capital.
Performance Fee Eligible AUM. “Performance Fee Eligible AUM” represents the AUM of funds for which we are entitled to receive performance allocations, inclusive of the fair value of investments in those funds (which we refer to as
“Performance Fee Eligible Fair Value”) and their Available Capital. Performance Fee Eligible Fair Value is “Performance Fee-
Generating” when the associated fund has achieved the specified investment returns required under the terms of the fund’s agreement and is accruing performance revenue as of the quarter-end reporting date. Funds whose performance allocations are treated as fee related performance allocations are excluded from these metrics. As of September 30, 2024, our total AUM included $231.3 billion of Performance Fee Eligible AUM.

Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our condensed consolidated financial statements. As of September 30, 2024, our Consolidated Funds represent approximately 2%
of our AUM; 1% of our management fees for both the three and nine months ended September 30, 2024; and less than 1% of our total investment income or loss on an unconsolidated basis for both the three and nine months ended September 30, 2024, respectively.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise. As of September 30, 2024, the assets and liabilities of the Consolidated Funds were primarily related to our consolidated CLOs, which held approximately
$7.1 billion of total assets of the Consolidated Funds. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023. The condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment income (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Revenues
Fund management fees	$532.7	$502.6	$30.1	6%	$1,590.7	$1,511.2	$79.5	5%
Incentive fees	38.7	21.1	17.6	83%	96.2	61.9	34.3	55%
Investment income (loss)
Performance allocations	1,785.5	(118.3)	1,903.8	NM	1,826.7	(204.3)	2,031.0	NM
Principal investment income	46.0	100.6	(54.6)	(54)%	207.2	105.1	102.1	97%
Total investment income (loss)	1,831.5	(17.7)	1,849.2	NM	2,033.9	(99.2)	2,133.1	NM
Interest and other income	52.2	57.9	(5.7)	(10)%	161.9	152.1	9.8	6%
Interest and other income of Consolidated Funds	180.1	152.7	27.4	18%	510.6	411.7	98.9	24%
Total revenues	2,635.2	716.6	1,918.6	268%	4,393.3	2,037.7	2,355.6	116%
Expenses
Compensation and benefits
Cash-based compensation and benefits	207.5	267.6	(60.1)	(22)%	635.7	798.4	(162.7)	(20)%
Equity-based compensation	121.6	64.4	57.2	89%	355.1	186.8	168.3	90%
Performance allocations and incentive fee related compensation	1,151.0	(53.9)	1,204.9	NM	1,222.4	(40.4)	1,262.8	NM
Total compensation and benefits	1,480.1	278.1	1,202.0	NM	2,213.2	944.8	1,268.4	134%
General, administrative and other expenses	176.6	143.0	33.6	23%	512.2	470.7	41.5	9%
Interest	30.3	31.4	(1.1)	(4)%	91.5	91.8	(0.3)	—%
Interest and other expenses of Consolidated Funds	162.0	102.5	59.5	58%	438.7	298.3	140.4	47%
Other non-operating expenses (income)	(0.1)	0.1	(0.2)	NM	(0.2)	0.2	(0.4)	NM
Total expenses	1,848.9	555.1	1,293.8	233%	3,255.4	1,805.8	1,449.6	80%
Other income (loss)
Net investment income (loss) of Consolidated Funds	2.5	(9.3)	11.8	NM	(9.6)	9.9	(19.5)	NM
Income before provision for income taxes	788.8	152.2	636.6	NM	1,128.3	241.8	886.5	NM
Provision for income taxes	173.1	41.2	131.9	NM	264.5	68.2	196.3	NM
Net income	615.7	111.0	504.7	NM	863.8	173.6	690.2	NM
Net income attributable to non- controlling interests in consolidated entities	20.0	29.7	(9.7)	(33)%	54.3	90.0	(35.7)	(40)%
Net income attributable to The Carlyle Group Inc. Common Stockholders	$595.7	$81.3	$514.4	NM	$809.5	$83.6	$725.9	NM
NM - Not meaningful

Revenues
Fund management fees. Fund management fees increased $30.1 million, or 6.0%, for the three months ended September
30, 2024, as compared to the three months ended September 30, 2023, and increased $79.5 million, or 5.3%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024 v. 2023
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds	$34.0	$80.0
Lower management fees resulting from the change in basis from commitments to invested capital and step-downs in rate for certain funds, and the impact of net investment activity in funds whose management fees are based on invested capital, including the impact of changes in the base under the strategic advisory services agreement with Fortitude	(14.2)	(23.6)
Decrease in catch-up management fees from subsequent closes of funds that are in the fundraising period	(4.7)	(10.1)
Higher transaction and portfolio advisory fees	15.7	35.7
All other changes	(0.7)	(2.5)
Total increase in Fund management fees(1)	$30.1	$79.5
(1)Total increase in Fund management fees does not include our equity income allocation from NGP management fee related revenues. We do not control
NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP. Therefore, Fund management fees associated with NGP are included in Principal investment income (loss) in our U.S. GAAP results.
For the three and nine months ended September 30, 2024, no funds generated over 10% of total management fees.
Management fees attributable to Carlyle Partners VIII, L.P. (“CP VIII”), our eighth U.S. buyout fund, were approximately 11%
of fund management fees recognized during the three and nine months ended September 30, 2023. No other fund generated over 10% of total management fees for the three and nine months ended September 30, 2023. Fee-earning assets under management in our Global Credit and Global Investment Solutions businesses have grown 28% and 22%, respectively, over the last twelve months, while Global Private Equity has decreased 4%. As a result, Fund management fees increased in Global
Credit and Global Investment Solutions and decreased in Global Private Equity, due in part to smaller buyout fund sizes in our corporate private equity strategy.
Fund management fees include transaction and portfolio advisory fees, net of rebate offsets, of $25.1 million and
$9.4 million for the three months ended September 30, 2024 and 2023, respectively, and $75.1 million and $39.3 million for the nine months ended September 30, 2024 and 2023, respectively. These fees primarily comprise capital market fees generated by
Carlyle Global Capital Markets. The recognition of portfolio advisory fees, transactions fees, and capital markets fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. See “—Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.

Investment income (loss). Investment income (loss) increased $1.8 billion for the three months ended September 30,
2024, as compared to the three months ended September 30, 2023, and increased $2.1 billion for the nine months ended
September 30, 2024, as compared to the nine months ended September 30, 2023. The components of Investment income (loss)
are included in the following table:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Performance allocations	$1,785.5	$(118.3)	$1,903.8	NM	$1,826.7	$(204.3)	$2,031.0	NM
Principal investment income:
Investment income from NGP, which includes performance allocations	34.7	74.9	(40.2)	(54)%	85.2	145.7	(60.5)	(42)%
Investment income (loss) from our carry funds:
Global Private Equity	23.1	1.7	21.4	NM	36.9	11.9	25.0	210%
Global Credit	3.9	(5.6)	9.5	NM	12.6	1.7	10.9	NM
Global Investment Solutions	15.1	0.5	14.6	NM	21.9	8.7	13.2	152%
Investment income (loss) from our CLOs	(7.5)	10.9	(18.4)	NM	21.5	27.5	(6.0)	(22)%
Investment income (loss) from Carlyle FRL	21.2	12.9	8.3	64%	30.8	(100.7)	131.5	NM
Investment income from our other Global Credit products	(42.5)	7.7	(50.2)	NM	(13.6)	21.0	(34.6)	NM
Investment income (loss) on foreign currency hedges	0.3	(2.8)	3.1	NM	5.2	0.3	4.9	NM
All other investment income (loss)	(2.3)	0.4	(2.7)	NM	6.7	(11.0)	17.7	NM
Total Principal investment income	46.0	100.6	(54.6)	(54)%	207.2	105.1	102.1	97%
Total Investment income (loss)	$1,831.5	$(17.7)	$1,849.2	NM	$2,033.9	$(99.2)	$2,133.1	NM
Performance allocations. Performance allocations by segment for the three months ended September 30, 2024 and 2023 and nine months ended September 30, 2024 and 2023 comprised the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Global Private Equity	$1,625.8	$(188.2)	$1,814.0	NM	$1,447.3	$(519.6)	$1,966.9	NM
Global Credit	58.7	45.3	13.4	30%	170.0	116.4	53.6	46%
Global Investment Solutions	101.0	24.6	76.4	NM	209.4	198.9	10.5	5%
Total performance allocations	$1,785.5	$(118.3)	$1,903.8	NM	$1,826.7	$(204.3)	$2,031.0	NM
Performance allocations for the three and nine months ended September 30, 2024 included the following:
•In our Global Private Equity segment for the three and nine months ended September 30, 2024, performance allocation accruals were primarily driven by appreciation in our CP VII fund, and to a lesser extent appreciation in our CP VIII and CAP V funds, partially offset by the reversal of performance allocations in our CEP V and CP VI funds due to portfolio depreciation.
•In our Global Credit segment for the three and nine months ended September 30, 2024, performance allocation accruals were primarily driven by appreciation in our credit opportunities funds.
•In our Global Investment Solutions segment for the three and nine months ended September 30, 2024, performance allocation accruals were primarily driven by appreciation in our secondaries & portfolio finance and co-investment strategies.

Performance allocations for the three and nine months ended September 30, 2023 included the following:
•In our Global Private Equity segment for the three and nine months ended September 30, 2023, the reversal of performance allocations were primarily driven by CP VII, as preferred returns outpaced portfolio appreciation, and the impact of portfolio depreciation in CP VI.
•In our Global Credit segment for the three and nine months ended September 30, 2023, performance allocation accruals were primarily driven by portfolio appreciation in our opportunistic credit funds.
•In our Global Investment Solutions segment, performance allocation accruals for the three and nine months ended
September 30, 2023 were primarily driven by our secondaries & portfolio finance and co-investment strategies.
See “—Trends Affecting Our Business” for further discussion on the macroeconomic, geopolitical and industry landscape and our investment activity.
Principal investment income. The decrease in Principal investment income for the three months ended September 30,
2024 compared to the three months ended September 30, 2023 was primarily attributable to a decrease in investment income in our other Global Credit products related to a $48.5 million reversal of previously recorded unrealized investment income on our investment in the BDC Preferred Shares due to the proposed merger between CSL and another Carlyle-advised BDC, which we expect will result in higher fund management fees in CSL in future periods (refer to Note 9, Related Party Transactions, to the condensed consolidated financial statements for more information). The decrease was also driven by a decrease in investment income related to our equity method investments in the general partners of certain carry funds advised by NGP, primarily driven by lower portfolio appreciation in NGP XI and NGP XII. The decrease for the three months ended September 30, 2024 also included investment losses on our CLOs, primarily related to our U.S. CLOs, compared to investment gains in the comparable period. These decreases were partially offset by an increase in investment income from our carry funds.
The increase in Principal investment income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to an investment loss of $104.0 million during the nine months ended
September 30, 2023 related to our equity method investment in Carlyle FRL, which was recorded as a result of the dilution of our indirect ownership in Fortitude (see Note 4, Investments, to the condensed consolidated financial statements for more information), partially offset by a decrease in investment income in our other Global Credit products driven by the reversal of unrealized investment income on our investment in the BDC Preferred Shares as discussed above, as well as a decrease in investment income related to our equity method investment in the general partners of certain carry funds advised by NGP, primarily driven by lower portfolio appreciation in NGP XI and NGP XII. In addition, other investment income in the nine months ended September 30, 2023 includes an unrealized investment loss of $13.3 million associated with the remeasurement of a corporate investment in equity securities, which was previously carried at cost, resulting from an observable price change pursuant to ASC 321, Investments–Equity Securities.
Interest and other income. Interest and other income decreased $5.7 million for the three months ended September 30,
2024 as compared to the three months ended September 30, 2023, primarily driven by a decrease in the reimbursement of certain costs incurred on behalf of Carlyle funds. Interest and other income increased $9.8 million for the nine months ended
September 30, 2024 as compared to the nine months ended September 30, 2023, primarily as a result of an increase in interest income from higher yields on cash and investments in CLO notes.
Interest and other income of Consolidated Funds. Interest and other income of Consolidated Funds increased $27.4 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, and increased $98.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30,
2023, driven in each period primarily by an increase in interest income from consolidated CLOs. Our CLOs generate interest income primarily from investments in bonds and loans, inclusive of amortization of discounts, and generate other income from consent and amendment fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’
limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the
Company.

Expenses
Compensation and benefits. Total compensation and benefits increased $1.2 billion for the three months ended September
30, 2024, as compared to the three months ended September 30, 2023, and increased $1.3 billion for the nine months ended
September 30, 2024, as compared to the nine months ended September 30, 2023. The increase for the three and nine months ended September 30, 2024 was driven by an increase in Performance allocations and incentive fee related compensation of $1.2 billion and $1.3 billion, respectively, and an increase in equity-based compensation of $57.2 million and $168.3 million, respectively. These increases were partially offset by a decrease in cash-based compensation and benefits of $60.1 million and
$162.7 million for the three and nine months ended September 30, 2024, respectively.
Cash-based compensation and benefits. The decrease in Cash-based compensation and benefits during each of the three and nine months ended September 30, 2024 was primarily due to the updates to our compensation program under which we pay a greater portion of compensation from performance allocations.
Equity-based compensation. The increase in Equity-based compensation during each of the three and nine months ended
September 30, 2024 was driven by an increase in restricted stock units granted in 2024. In February 2024, we granted
18.1 million restricted stock units, including 13.2 million restricted stock units granted to certain Carlyle professionals that are subject to vesting based on the achievement of stock price performance conditions over a service period of three years. The grant date fair value of the awards subject to stock price performance conditions was approximately $347 million and the three and nine months ended September 30, 2024 include $54.8 million and $143.7 million, respectively, of equity-based compensation expense related to these awards. Equity-based compensation related to these awards will decline in 2025 as the recognition of expense for these awards is more heavily weighted to the earlier years of the service period. Such expense is incurred regardless of whether the stock price performance conditions are achieved. In February 2023, we granted a total of
9.9 million restricted stock units to our personnel, including certain senior Carlyle professionals and other key personnel, as well as an aggregate 6.8 million of time- and performance-based inducement equity awards in connection with the appointment of our Chief Executive Officer.
Performance allocations and incentive fee related compensation. The increase in Performance allocations and incentive fee related compensation expense during each of the three and nine months ended September 30, 2024 was primarily driven by accruals of Performance allocations on which the related compensation is based, as well as the increase in the proportion of our
Performance allocations used to compensate our personnel as part of an update to our compensation program, which was effective December 31, 2023.
General, administrative and other expenses. General, administrative and other expenses increased $33.6 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in foreign translation adjustments of $29.8 million, reflecting a foreign exchange loss for the three months ended
September 30, 2024 compared to a foreign exchange gain for the three months ended September 30, 2023 related to the movement in the Euro relative to the U.S. dollar, as well as an increase in partnership expenses paid by the Company on behalf of the Carlyle funds of $8.2 million. These were partially offset by a decrease in professional fees of $14.1 million. General, administrative and other expenses increased $41.5 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily driven by an increase in liabilities for litigation-related contingencies, regulatory examination and inquiries, and other matters of $35.0 million, as well as an increase in partnership expenses paid by the Company on behalf of the Carlyle funds of $10.9 million. These were partially offset by a decrease in professional fees of
$15.7 million.
Interest and other expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $59.5 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, and increased $140.4 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30,
2023, primarily due to higher interest expense on the consolidated CLOs. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated
Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.

Net investment income (loss) of Consolidated Funds. The table below summarizes the components of Net investment income (loss) of Consolidated Funds, including our consolidated CLOs and certain other funds:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Realized losses	$(4.5)	$(24.1)	$19.6	(81)%	$(49.1)	$(63.0)	$13.9	(22)%
Net change in unrealized gains (losses)	(20.4)	145.7	(166.1)	(114)%	107.2	325.7	(218.5)	(67)%
Total gains (losses)	(24.9)	121.6	(146.5)	NM	58.1	262.7	(204.6)	(78)%
Gains (losses) from liabilities of CLOs	27.4	(130.9)	158.3	NM	(67.7)	(252.8)	185.1	(73)%
Total net investment income (loss) of Consolidated Funds	$2.5	$(9.3)	$11.8	NM	$(9.6)	$9.9	$(19.5)	NM
Provision for income taxes. The Company’s provision (benefit) for income taxes was $173.1 million and $41.2 million for the three months ended September 30, 2024 and 2023, respectively, and $264.5 million and $68.2 million for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate was approximately 22% and 27%
for the three months ended September 30, 2024 and 2023, respectively, and approximately 23% and 28% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for each of the nine months ended September 30, 2024 and 2023 primarily comprised the 21% U.S. federal corporate income tax rate, the impact of U.S. state and foreign income taxes, and disallowed executive compensation, partially offset by non-controlling interest and equity-based compensation deductions. The effective tax rate for the nine months ended September 30, 2024 also includes an increase related to other non-
deductible expenses.
As of September 30, 2024 and December 31, 2023, the Company had federal, state, local and foreign taxes payable of
$26.5 million and $46.9 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
Net income attributable to non-controlling interests in consolidated entities. Net income attributable to non-controlling interests in consolidated entities was $20.0 million for the three months ended September 30, 2024 as compared to $29.7 million for the three months ended September 30, 2023, and $54.3 million for the nine months ended September 30, 2024 as compared to $90.0 million for the nine months ended September 30, 2023. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related fund’s limited partners or
CLO investors, as well as net earnings from our Insurance Solutions business and certain other products that are allocated to certain third party investors. These amounts also reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions. The net income (loss) of our Consolidated Funds, after eliminations, was $8.3 million and $20.4 million for the three months ended September 30, 2024 and 2023, respectively, and $16.7 million and $68.7 million for the nine months ended September 30, 2024 and 2023, respectively.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These Non-GAAP financial measures are presented for the three and nine months ended September 30, 2024 and 2023. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, impairment charges associated with lease right-of-use assets, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

The following table shows our total segment DE and FRE for the three and nine months ended September 30, 2024 and
2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Total Segment Revenues	$895.0	$776.6	$2,706.9	$2,508.7
Total Segment Expenses	527.9	409.2	1,565.3	1,480.9
(=) Distributable Earnings	$367.1	$367.4	$1,141.6	$1,027.8
(-) Realized Net Performance Revenues	90.6	150.0	288.3	394.6
(-) Realized Principal Investment Income	9.1	23.4	69.4	69.3
(+) Net Interest	10.5	10.7	33.3	41.5
(=) Fee Related Earnings	$277.9	$204.7	$817.2	$605.4
The following table sets forth our total segment revenues for the three and nine months ended September 30, 2024 and
2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$526.5	$518.1	$1,567.6	$1,539.3
Portfolio advisory and transaction fees, net and other	27.4	11.2	83.0	45.8
Fee related performance revenues	36.3	23.4	98.5	125.4
Total fund level fee revenues	590.2	552.7	1,749.1	1,710.5
Realized performance revenues	275.9	180.4	830.2	680.6
Realized principal investment income	9.1	23.4	69.4	69.3
Interest income	19.8	20.1	58.2	48.3
Total Segment Revenues	$895.0	$776.6	$2,706.9	$2,508.7
The following table sets forth our total segment expenses for the three and nine months ended September 30, 2024 and
2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$207.6	$256.0	$627.2	$805.3
Realized performance revenue related compensation	185.3	30.4	541.9	286.0
Total compensation and benefits	392.9	286.4	1,169.1	1,091.3
General, administrative, and other indirect expenses	92.9	81.6	270.5	270.8
Depreciation and amortization expense	11.8	10.4	34.2	29.0
Interest expense	30.3	30.8	91.5	89.8
Total Segment Expenses	$527.9	$409.2	$1,565.3	$1,480.9

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable
Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to
Distributable Earnings and to Fee Related Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Income (loss) before provision for income taxes	$788.8	$152.2	$1,128.3	$241.8
Adjustments:
Net unrealized performance and fee related performance revenues	(564.4)	138.9	(386.4)	471.6
Unrealized principal investment (income) loss	(1.8)	(17.1)	(54.3)	(18.5)
Principal investment loss from dilution of indirect investment in Fortitude	—	—	—	104.0
Equity-based compensation(1)	122.0	67.3	360.4	195.1
Acquisition or disposition-related charges, including amortization of intangibles and impairment	37.4	50.6	103.5	113.0
Tax expense associated with certain foreign performance revenues	(0.2)	(0.2)	(1.4)	(0.8)
Net (income) loss attributable to non-controlling interests in consolidated entities	(20.0)	(29.7)	(54.3)	(90.0)
Other adjustments(2)	5.3	5.4	45.8	11.6
(=) Distributable Earnings	$367.1	$367.4	$1,141.6	$1,027.8
(-) Realized net performance revenues, net of related compensation(3)	90.6	150.0	288.3	394.6
(-) Realized principal investment income(3)	9.1	23.4	69.4	69.3
(+) Net interest	10.5	10.7	33.3	41.5
(=) Fee Related Earnings	$277.9	$204.7	$817.2	$605.4
(1)Equity-based compensation for the three and nine months ended September 30, 2024 and 2023 includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.

(3)  See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2024
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,785.5	$(1,509.6)	$275.9
Performance revenues related compensation expense	1,151.0	(965.7)	185.3
Net performance revenues	$634.5	$(543.9)	$90.6

Principal investment income (loss)	$46.0	$(36.9)	$9.1

	Nine Months Ended September 30, 2024
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,826.7	$(996.5)	$830.2
Performance revenues related compensation expense	1,222.4	(680.5)	541.9
Net performance revenues	$604.3	$(316.0)	$288.3

Principal investment income (loss)	$207.2	$(137.8)	$69.4

	Three Months Ended September 30, 2023
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(118.3)	$298.7	$180.4
Performance revenues related compensation expense	(53.9)	84.3	30.4
Net performance revenues	$(64.4)	$214.4	$150.0

Principal investment income (loss)	$100.6	$(77.2)	$23.4

	Nine Months Ended September 30, 2023
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(204.3)	$884.9	$680.6
Performance revenues related compensation expense	(40.4)	326.4	286.0
Net performance revenues	$(163.9)	$558.5	$394.6

Principal investment income (loss)	$105.1	$(35.8)	$69.3
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
appropriate operating captions for the Non-GAAP results, and the exclusion of charges associated with the investment in NGP
Management and its affiliates that are excluded from the Non-GAAP results.

Distributable Earnings for our reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Global Private Equity	$235.5	$292.2	$747.7	$795.7
Global Credit	80.5	54.8	262.4	179.1
Global Investment Solutions	51.1	20.4	131.5	53.0
Distributable Earnings	$367.1	$367.4	$1,141.6	$1,027.8
Segment Analysis
Discussed below is our DE and FRE for our segments for the periods presented. Our segment information is reflected in the manner used by our chief operating decision maker to make operating and compensation decisions, assess performance and allocate resources.
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
the three and nine months ended September 30, 2024.

Global Private Equity
The following table presents our results of operations for our Global Private Equity(1) segment:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$298.6	$330.1	$(31.5)	(10)%	$908.4	$987.2	$(78.8)	(8)%
Portfolio advisory and transaction fees, net and other	5.9	4.0	1.9	48%	16.8	14.7	2.1	14%
Fee related performance revenues	—	0.7	(0.7)	(100)%	6.9	63.1	(56.2)	(89)%
Total fund level fee revenues	304.5	334.8	(30.3)	(9)%	932.1	1,065.0	(132.9)	(12)%
Realized performance revenues	225.2	164.6	60.6	37%	728.7	577.3	151.4	26%
Realized principal investment income	10.0	14.4	(4.4)	(31)%	35.7	39.5	(3.8)	(10)%
Interest income	7.7	8.8	(1.1)	(13)%	21.8	19.7	2.1	11%
Total revenues	547.4	522.6	24.8	5%	1,718.3	1,701.5	16.8	1%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	101.1	142.3	(41.2)	(29)%	314.3	464.6	(150.3)	(32)%
Realized performance revenues related compensation	141.5	18.2	123.3	NM	457.2	209.1	248.1	119%
Total compensation and benefits	242.6	160.5	82.1	51%	771.5	673.7	97.8	15%
General, administrative, and other indirect expenses	48.5	46.0	2.5	5%	137.3	162.2	(24.9)	(15)%
Depreciation and amortization expense	6.7	7.1	(0.4)	(6)%	19.6	19.7	(0.1)	(1)%
Interest expense	14.1	16.8	(2.7)	(16)%	42.2	50.2	(8.0)	(16)%
Total expenses	311.9	230.4	81.5	35%	970.6	905.8	64.8	7%
(=) Distributable Earnings	$235.5	$292.2	$(56.7)	(19)%	$747.7	$795.7	$(48.0)	(6)%
(-) Realized Net Performance Revenues	83.7	146.4	(62.7)	(43)%	271.5	368.2	(96.7)	(26)%
(-) Realized Principal Investment Income	10.0	14.4	(4.4)	(31)%	35.7	39.5	(3.8)	(10)%
(+) Net Interest	6.4	8.0	(1.6)	(20)%	20.4	30.5	(10.1)	(33)%
(=) Fee Related Earnings	$148.2	$139.4	$8.8	6%	$460.9	$418.5	$42.4	10%
(1)For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions.

Distributable Earnings
Distributable Earnings decreased $56.7 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 and decreased $48.0 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The following table provides the components of the changes in Distributable
Earnings for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024 v. 2023
	(Dollars in millions)
Distributable Earnings, September 30, 2023	$292.2	$795.7
Increases (decreases):
Increase in fee related earnings	8.8	42.4
Decrease in realized net performance revenues	(62.7)	(96.7)
Decrease in realized principal investment income	(4.4)	(3.8)
Decrease in net interest	1.6	10.1
Total decrease	(56.7)	(48.0)
Distributable Earnings, September 30, 2024	$235.5	$747.7
Realized Net Performance Revenues. Realized net performance revenues decreased $62.7 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 and decreased $96.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a decrease in realizations in NGP XII, partially offset by an increase in realizations in CAP IV and CETP III. Additionally, the decrease for the nine months ended September 30, 2024 was further impacted by a decrease in realizations in CEOF I and II, partially offset by realizations in CIEP I.
Fee Related Earnings
Fee Related Earnings increased $8.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 and increased $42.4 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The following table provides the components of the changes in Fee Related
Earnings for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024 v. 2023
	(Dollars in millions)
Fee Related Earnings, September 30, 2023	$139.4	$418.5
Increases (decreases):
Decrease in fee revenues	(30.3)	(132.9)
Decrease in cash-based compensation and benefits	41.2	150.3
(Increase) decrease in general, administrative and other indirect expenses	(2.5)	24.9
All other changes	0.4	0.1
Total increase	8.8	42.4
Fee Related Earnings, September 30, 2024	$148.2	$460.9

Fee Revenues. Total fee revenues decreased $30.3 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 and decreased $132.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024 v. 2023
	(Dollars in millions)
Lower fund management fees	$(31.5)	$(78.8)
Higher portfolio advisory and transaction fees, net and other	1.9	2.1
Lower fee related performance revenues	(0.7)	(56.2)
Total decrease in fee revenues	$(30.3)	$(132.9)
The decrease in fund management fees for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily due to the impact of investment realizations in funds on which management fees are based on invested capital, a step-down in CP VII, and a decrease in catch-up management fees primarily related to CP VIII, which completed fundraising in the third quarter of 2023. The impact of smaller buyout funds in our corporate private equity strategy is resulting in, and may continue to result in, lower fund management fees relative to 2023.
The decrease in fee related performance revenues for each of the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was due to CPI, which will fluctuate from quarter to quarter based on fund performance. The portion of these fees paid as compensation are included in cash-based compensation and benefits expense. We do not expect material fee related performance revenues in Global Private Equity for the remainder of
2024.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $41.2 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, and decreased
$150.3 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a decrease in the portion of bonuses funded by fee earnings as a result of the updates to our compensation program effective as of December 31, 2023, which resulted in a larger portion of compensation being derived from Realized performance revenues related compensation. Additionally, the decrease for the nine months ended September 30, 2024 was further impacted by a decrease in fee related performance compensation of $26.8 million.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $2.5 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. General, administrative and other indirect expenses decreased $24.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to lower professional fees, and the benefit of lower VAT expense in Asia.

Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2024	2023
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$48,295	$53,149
Fee-earning AUM based on invested capital	44,665	44,502
Fee-earning AUM based on net asset value	7,200	6,644
Fee-earning AUM based on lower of cost or fair value	3,363	3,095
Total Fee-earning AUM	$103,523	$107,390

Annualized Management Fee Rate(2)	1.15%	1.20%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Global Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$103,662	$107,079	$106,651	$107,801
Inflows(1)	508	1,541	4,192	5,356
Outflows (including realizations)(2)	(1,376)	(821)	(7,246)	(5,190)
Market Activity & Other(3)	(42)	121	(150)	(120)
Foreign Exchange(4)	771	(530)	76	(457)
Balance, End of Period	$103,523	$107,390	$103,523	$107,390
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
period end.
Fee-earning AUM of $103.5 billion at September 30, 2024 was generally flat to $103.7 billion at June 30, 2024, as outflows of $1.4 billion, primarily from realizations in funds that charge fees on invested capital, offset positive foreign exchange activity of $0.8 billion from the translation of our EUR- and JPY-denominated funds to USD and $0.5 billion of inflows primarily from additional fee-paying capital raised in NGP XIII and CAP VI. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.

Fee-earning AUM of $103.5 billion at September 30, 2024 decreased 3% from $106.7 billion at December 31, 2023, as outflows of $7.2 billion outpaced inflows of $4.2 billion. Outflows for the period included a fee basis step-down in CAP V and realizations in U.S. buyout and the NGP energy funds. Inflows included the activation of fees in CAP VI, additional fee-paying capital raised in NGP XIII, and investments in funds which charge fees on invested capital.
Fee-earning AUM of $103.5 billion at September 30, 2024 decreased 4% from $107.4 billion at September 30, 2023, as outflows of $10.0 billion, driven by realizations in funds that charge fees on invested capital, notably in the NGP energy funds and our U.S. buyout and U.S. real estate funds, as a well as a fee basis step-down in CAP V, outpaced $5.7 billion of inflows primarily from the activation of fees in CAP VI, fee-paying capital raised in NGP XIII and CRSEF II, and investments in CPI.
The segment annualized management fee rate decreased to 1.15% at September 30, 2024 from 1.20% at September 30, 2023, reflecting the impact of fee rate step-downs, particularly in our U.S. buyout funds.
Total AUM
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$164,226	$161,308
Inflows(1)	3,693	10,348
Outflows (including realizations)(2)	(4,412)	(9,811)
Market Activity & Other(3)	4,056	6,978
Foreign Exchange(4)	1,645	385
Balance, End of Period	$169,208	$169,208
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
period end.
Total AUM was $169.2 billion at September 30, 2024, an increase of 3% from $164.2 billion at June 30, 2024, as market activity of $4.1 billion and inflows of $3.7 billion, primarily from new capital raised in CRP X, exceeded outflows of $4.4 billion from realizations across the segment. Market activity for the period included appreciation in CP VII ($1.8 billion), CP
VIII ($0.6 billion), and CAP V ($0.6 billion), as well as depreciation in CEP V ($0.5 billion).
Total AUM was $169.2 billion at September 30, 2024, an increase of 5% from $161.3 billion at December 31, 2023, as inflows of $10.3 billion, including new capital raised in CRP X and CJP V, and market activity of $7.0 billion more than offset outflows of $9.8 billion. Market activity for the period included appreciation in CP VII ($2.7 billion), CP VIII ($1.2 billion), and CAP V ($0.9 billion), as well as depreciation in CP VI ($0.8 billion). Outflows for the period were driven by realizations in
Asia buyout, U.S. buyout, NGP energy, and international energy.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2024, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc.

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

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of September 30, 2024						As of September 30, 2024
Fund (Fee Initiation Date/Stepdown Date)(19)	Committed Capital(20)	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/ (Giveback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,797	$8,005	54%	$683	$9,964	1.3x	23%	9%	$84	n/a	n/a	n/a
CP VII (May 2018 / Oct 2021)	$18,510	$17,740	96%	$3,167	$24,182	1.5x	12%	8%	$461	$2,218	1.0x	Neg
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$24,845	$3,547	2.2x	18%	13%	$129	$26,211	2.5x	22%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$28,106	$799	2.2x	18%	14%	$56	$28,150	2.3x	20%
CEP V (Oct 2018 / Sep 2024)	€6,416	€5,548	86%	€1,446	€5,690	1.3x	9%	4%	$—	n/a	n/a	n/a
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,797	103%	€6,196	€1,360	2.0x	17%	12%	$86	€6,246	2.1x	20%
CEP III (Jul 2007 / Dec 2013)	€5,295	€5,177	98%	€11,725	€55	2.3x	19%	14%	$4	€11,658	2.3x	19%
CAP VI (Jun 2024/Jun 2030)	$2,115	$—	—%	$—	$—	n/a	n/a	n/a	$—	n/a	n/a	n/a
CAP V (Jun 2018 / Jun 2024)	$6,554	$6,370	97%	$2,138	$7,182	1.5x	18%	10%	$137	$1,018	1.6x	136%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,146	107%	$8,091	$893	2.2x	18%	13%	$60	$8,713	2.4x	22%
CJP IV (Oct 2020 / Oct 2026)	¥258,000	¥205,048	79%	¥54,503	¥298,714	1.7x	41%	25%	$60	¥50,811	3.5x	149%
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥256,882	¥17,664	3.0x	25%	18%	$7	¥247,821	3.4x	27%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$963	96%	$425	$1,763	2.3x	26%	19%	$74	$787	6.3x	47%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,960	$579	2.7x	26%	20%	$33	$1,956	2.4x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,283	$472	37%	$—	$547	1.2x	NM	NM	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,364	98%	$3,108	$2,181	2.2x	21%	15%	$101	$3,087	2.4x	26%
CETP V (Mar 2022 / Jun 2028)	€3,180	€1,208	38%	€—	€1,271	1.1x	NM	NM	$—	n/a	n/a	n/a
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,192	88%	€1,009	€1,658	2.2x	34%	24%	$69	€1,009	4.9x	82%
CETP III (Jul 2014 / Jul 2019)	€657	€607	92%	€1,750	€309	3.4x	41%	29%	$17	€1,755	3.8x	45%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$42	$1,448	1.5x	18%	13%	$18	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,206	89%	$1,569	$2,969	1.4x	6%	5%	$32	$1,713	2.1x	16%
All Other Active Funds & Vehicles(10)		$21,349	n/a	$19,083	$16,562	1.7x	20%	13%	$50	$18,593	2.0x	27%
Fully Realized Funds & Vehicles(11)(21)		$32,412	n/a	$75,565	$15	2.3x	28%	20%	$2	$75,580	2.3x	28%
TOTAL CORPORATE PRIVATE EQUITY(13)		$146,941	n/a	$195,624	$86,374	1.9x	25%	17%	$1,479	$193,152	2.3x	26%

Real Estate
CRP IX (Oct 2021 / Oct 2026)	$7,987	$4,785	60%	$110	$5,327	1.1x	NM	NM	$—	$109	1.5x	NM
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$5,160	94%	$5,127	$3,879	1.7x	36%	21%	$104	$5,123	2.1x	53%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,831	92%	$4,920	$1,406	1.7x	17%	10%	$32	$4,874	1.8x	22%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,169	93%	$3,792	$138	1.8x	27%	17%	$3	$3,711	1.9x	29%
CPI (May 2016 / n/a)	$7,575	$8,201	108%	$2,878	$7,673	1.3x	12%	10%	n/a*	$2,051	1.8x	13%
All Other Active Funds & Vehicles(14)		$3,275	n/a	$1,317	$3,090	1.3x	9%	7%	$4	$916	1.7x	20%
Fully Realized Funds & Vehicles(15)(21)		$13,044	n/a	$19,650	$12	1.5x	10%	6%	$—	$19,662	1.5x	10%
TOTAL REAL ESTATE(13)		$40,464	n/a	$37,794	$21,525	1.5x	12%	8%	$142	$36,445	1.7x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,008	44%	$707	$1,065	1.8x	29%	14%	$32	$694	2.9x	NM**
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,449	98%	$2,978	$1,658	1.9x	16%	9%	$61	$3,440	2.4x	20%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,606	105%	$1,533	$1,358	1.8x	14%	9%	$72	$2,410	2.9x	25%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$1,896	86%	$455	$2,658	1.6x	21%	12%	$66	$328	1.8x	21%
CRSEF II (Nov 2022 / Aug 2027)	$1,187	$352	30%	$—	$494	1.4x	NM	NM	$5	n/a	n/a	n/a
NGP XIII (Feb 2023 / Feb 2028)	$2,300	$317	14%	$—	$366	1.2x	NM	NM	$—	n/a	n/a	n/a
NGP XII (Jul 2017 / Jul 2022)	$4,304	$3,211	75%	$4,061	$2,644	2.1x	22%	15%	$39	$3,524	3.4x	41%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$5,034	95%	$6,725	$3,008	1.9x	14%	10%	$138	$7,318	2.1x	21%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,427	$311	1.1x	3%	Neg	$—	$3,262	1.2x	5%
All Other Active Funds & Vehicles(17)		$5,027	n/a	$3,881	$3,968	1.6x	14%	12%	$24	$3,708	2.1x	19%
Fully Realized Funds & Vehicles(18)(21)		$1,190	n/a	$1,435	$—	1.2x	3%	1%	$—	$1,435	1.2x	3%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES(13)		$25,441	n/a	$25,202	$17,529	1.7x	12%	8%	$436	$26,118	2.0x	15%

Legacy Energy Funds(16)		$16,741	n/a	$24,035	$6	1.4x	12%	6%	$(1)	$24,041	1.4x	12%

*Net accrued fee related performance revenues for CPI are excluded from Net Accrued Performance Revenues. These amounts will be reflected as fee related performance revenues when realized, and included in Fund level fee revenues in our segment results. There were no accrued fee related performance revenues for CPI as of September 30, 2024.
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
CEOF I, Mexico and CSABF.

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
(20)All amounts shown represent total capital commitments as of September 30, 2024. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.
(21)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$142.8	$128.9	$13.9	11%	$420.5	$378.4	$42.1	11%
Portfolio advisory and transaction fees, net and other	21.4	7.2	14.2	197%	66.0	31.1	34.9	112%
Fee related performance revenues	29.0	21.1	7.9	37%	81.2	59.1	22.1	37%
Total fund level fee revenues	193.2	157.2	36.0	23%	567.7	468.6	99.1	21%
Realized performance revenues	11.5	2.7	8.8	NM	19.0	36.0	(17.0)	(47)%
Realized principal investment income (loss)	(2.8)	8.0	(10.8)	(135)%	30.2	25.2	5.0	20%
Interest income	9.8	9.7	0.1	1%	30.6	24.6	6.0	24%
Total revenues	211.7	177.6	34.1	19%	647.5	554.4	93.1	17%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	76.5	81.3	(4.8)	(6)%	227.3	246.3	(19.0)	(8)%
Realized performance revenues related compensation	6.9	1.4	5.5	NM	11.5	16.8	(5.3)	(32)%
Total compensation and benefits	83.4	82.7	0.7	1%	238.8	263.1	(24.3)	(9)%
General, administrative, and other indirect expenses	31.2	26.2	5.0	19%	96.1	73.5	22.6	31%
Depreciation and amortization expense	3.3	2.1	1.2	57%	9.6	5.8	3.8	66%
Interest expense	13.3	11.8	1.5	13%	40.6	32.9	7.7	23%
Total expenses	131.2	122.8	8.4	7%	385.1	375.3	9.8	3%
(=) Distributable Earnings	$80.5	$54.8	$25.7	47%	$262.4	$179.1	$83.3	47%
(-) Realized Net Performance Revenues	4.6	1.3	3.3	254%	7.5	19.2	(11.7)	(61)%
(-) Realized Principal Investment Income	(2.8)	8.0	(10.8)	(135)%	30.2	25.2	5.0	20%
(+) Net Interest	3.5	2.1	1.4	67%	10.0	8.3	1.7	20%
(=) Fee Related Earnings	$82.2	$47.6	$34.6	73%	$234.7	$143.0	$91.7	64%

Distributable Earnings
Distributable Earnings increased $25.7 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 and increased $83.3 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The following table provides the components of the changes in Distributable
Earnings for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024 v. 2023
	(Dollars in millions)
Distributable Earnings, September 30, 2023	$54.8	$179.1
Increases (decreases):
Increase in fee related earnings	34.6	91.7
Increase (decrease) in realized net performance revenues	3.3	(11.7)
(Decrease) increase in realized principal investment income	(10.8)	5.0
Increase in net interest	(1.4)	(1.7)
Total increase	25.7	83.3
Distributable Earnings, September 30, 2024	$80.5	$262.4
Realized Net Performance Revenues. Realized net performance revenues increased $3.3 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Realized net performance revenues decreased $11.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30,
2023, primarily due to a decrease in realized net performance revenues generated by CCOF I and CSP II.
Realized Principal Investment Income (Loss). Realized principal investment income (loss) decreased $10.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily driven by realized principal investment losses from the sale or redemption of certain firm-held investments during the three months ended
September 30, 2024 to return capital that will be used to fund new growth initiatives, as well as lower realized investment income in our liquid credit and direct lending products. Realized principal investment income (loss) increased $5.0 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily driven by higher realized principal investment income from our credit opportunities funds and Europe CLOs, partially offset by the realized principal investment losses during the three months ended September 20, 2024 discussed above.
Fee Related Earnings
Fee Related Earnings increased $34.6 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 and increased $91.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The following table provides the components of the changes in Fee Related
Earnings for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024 v. 2023
	(Dollars in millions)
Fee Related Earnings, September 30, 2023	$47.6	$143.0
Increases (decreases):
Increase in fee revenues	36.0	99.1
Decrease in cash-based compensation and benefits	4.8	19.0
Increase in general, administrative and other indirect expenses	(5.0)	(22.6)
All other changes	(1.2)	(3.8)
Total increase	34.6	91.7
Fee Related Earnings, September 30, 2024	$82.2	$234.7

Fee Revenues. Fee revenues increased $36.0 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 and increased $99.1 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024 v. 2023
	(Dollars in millions)
Higher fund management fees	$13.9	$42.1
Higher portfolio advisory and transaction fees, net and other	14.2	34.9
Higher fee related performance revenues	7.9	22.1
Total increase in fee revenues	$36.0	$99.1
The increase in fund management fees for each of the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily driven by closed reinsurance transactions at Fortitude, which increased the fee basis under the strategic advisory services agreement, as well as increases from fundraising and capital deployment in CTAC and CCOF III.
The increase in portfolio advisory and transaction fees, net and other for each of the three and nine months ended
September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily driven by an increase in capital market fees. The recognition of capital markets fees can be volatile as they are primarily generated by investment activity. See “—Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.
The increase in fee related performance revenues for each of the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was due to higher fee related performance revenues from
CTAC.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $4.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, and decreased
$19.0 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a decrease in the portion of bonuses funded by fee earnings as a result of the updates to our compensation program effective as of December 31, 2023, partially offset by higher fee related performance revenue compensation.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $5.0 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, and increased $22.6 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30,
2023, primarily due to increases in partnership expenses paid by the Company on behalf of the Carlyle funds, technology costs, professional fees (including legal expenses), rent and office costs as the Global Credit segment continues to grow.

Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2024	2023
Global Credit	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$2,467	$2,765
Fee-earning AUM based on invested capital	19,220	14,935
Fee-earning AUM based on collateral balances, at par	46,454	49,713
Fee-earning AUM based on net asset value	2,409	2,051
Fee-earning AUM based on fair value and other(2)	88,611	54,580
Total Fee-earning AUM	$159,161	$124,044

Annualized Management Fee Rate(3)	0.36%	0.41%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement and funds with fees based on gross asset value.
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$155,437	$126,200	$155,238	$121,229
Inflows(1)	2,594	1,635	10,216	4,948
Outflows (including realizations)(2)	(3,137)	(858)	(8,901)	(2,239)
Market Activity & Other(3)	3,868	(2,590)	2,553	238
Foreign Exchange(4)	399	(343)	55	(132)
Balance, End of Period	$159,161	$124,044	$159,161	$124,044
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, closed reinsurance transactions at Fortitude, and gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows for the nine months ended
September 30, 2023 include $2.4 billion of Fee-earning AUM related to closed reinsurance transactions at Fortitude. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.
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
period end.

Fee-earning AUM was $159.2 billion at September 30, 2024, an increase of 2% from $155.4 billion at June 30, 2024, as positive market activity of $3.9 billion, primarily from an increase in the fair value of assets covered by the Fortitude strategic advisory services agreement, and inflows of $2.6 billion, reflecting capital deployment in funds which charge fees on invested capital, exceeded $3.1 billion of outflows, primarily in our liquid credit and aviation products.
Fee-earning AUM was $159.2 billion at September 30, 2024, an increase of 3% from $155.2 billion at December 31,
2023, as inflows of $10.2 billion for the period, including the issuance of five CLOs and deployment in funds that charge fees on invested capital, and $2.6 billion of positive market activity, driven by an increase in the fair value of assets covered by the
Fortitude strategic advisory services agreement, exceeded $8.9 billion of outflows. Outflows were primarily from our liquid credit products and realizations in funds which charge fees on invested capital.
Fee-earning AUM was $159.2 billion at September 30, 2024, an increase of $35.2 billion, or approximately 28%, compared to $124.0 billion at September 30, 2023, as inflows and positive market activity were only partially offset by outflows during the period. Inflows of $38.4 billion were driven by $23.7 billion of closed reinsurance transactions at Fortitude, the issuance of seven new CLOs, and investment activity in our opportunistic credit, asset-backed finance and infrastructure credit funds, as well as subscriptions in CTAC. Positive market activity of $7.5 billion was driven by an increase in the fair value of assets covered by the Fortitude strategic advisory services agreement. Outflows of $11.4 billion included outflows from our liquid credit products, realizations in funds which charge fees on invested capital, and reductions for funds that are no longer calling for management fees. The segment annualized management fee rate decreased to 0.36% at September 30, 2024 from 0.41% at September 30, 2023, primarily reflecting the impact of an increase in assets covered by the strategic advisory services agreement with Fortitude, which have a lower fee rate than other Global Credit products.
Total AUM
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$189,761	$187,826
Inflows(1)	2,806	9,275
Outflows (including realizations)(2)	(3,822)	(8,843)
Market Activity & Other(3)	5,307	6,151
Foreign Exchange(4)	417	60
Balance, End of Period	$194,469	$194,469
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
period end.
Total AUM was $194.5 billion at September 30, 2024, an increase of 2% compared to $189.8 billion at June 30, 2024, as positive market activity and inflows exceeded outflows for the period. Positive market activity of $5.3 billion was driven by an increase in the fair value of assets covered by the Fortitude strategic advisory services agreement and 3% appreciation in our carry funds, while inflows of $2.8 billion for the period were driven by fundraising across the segment, including in our direct lending, opportunistic credit, and asset-backed finance strategies. Outflows for the period of $3.8 billion were primarily in our liquid credit and aviation products.
Total AUM was $194.5 billion at September 30, 2024, an increase of 4% compared to $187.8 billion at December 31,
2023, as inflows and positive market activity more than offset outflows for the period. Inflows of $9.3 billion for the period included the issuance of five new CLOs, commitments in our infrastructure credit and opportunistic credit products, and subscriptions in CTAC. Positive market activity of $6.2 billion was driven by an increase in the fair value of assets covered by the Fortitude strategic advisory services agreement and 9% appreciation in our carry funds. Outflows of $8.8 billion for the period were primarily in our liquid credit products.
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
The following table reflects the performance of our significant carry funds in our Global Credit business. Please see “—
Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of September 30, 2024
Fund (Fee Initiation Date/Stepdown Date)(11)	Committed Capital(12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Giveback) (7)
Global Credit Carry Funds
CCOF III (Feb 2023 / Oct 2028)	$3,199	$1,628	51%	$97	$1,762	1.1x	NM	NM	$6
CCOF II (Nov 2020 / Mar 2026)	$4,430	$5,537	125%	$2,181	$5,037	1.3x	15%	11%	$92
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,498	147%	$3,464	$1,448	1.4x	17%	12%	$28
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$1,309	$2,040	1.3x	9%	5%	$—
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$932	$14	1.3x	17%	7%	$—
CEMOF II (Dec 2015 / Jun 2019)	$1,692	$1,713	101%	$1,862	$340	1.3x	7%	3%	$—
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,197	$69	1.3x	18%	10%	$6
All Other Active Funds & Vehicles(9)		$11,021	n/a	$2,965	$9,518	1.1x	8%	6%	$43
Fully Realized Funds & Vehicles(10)(13)		$6,625	n/a	$8,190	$—	1.2x	9%	3%	$—
TOTAL GLOBAL CREDIT CARRY FUNDS		$34,217	n/a	$22,197	$20,228	1.2x	10%	6%	$174
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
(9)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: SASOF IV, SASOF V, CAPF VII, CICF, CICF II, CAF, and CALF.
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
(12)All amounts shown represent total capital commitments as of September 30, 2024. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed Capital for CEMOF II reflects original committed capital of $2.8 billion, less $1.1 billion in commitments that were extinguished following a
Key Person Event. Committed capital for CCOF II excludes $150 million in capital committed by a CCOF II investor to a side vehicle.
(13)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.

Global Investment Solutions
The following table presents our results of operations for our Global Investment Solutions segment:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$85.1	$59.1	$26.0	44%	$238.7	$173.7	$65.0	37%
Portfolio advisory and transaction fees, net and other	0.1	—	0.1	NM	0.2	—	0.2	NM
Fee related performance revenues	7.3	1.6	5.7	NM	10.4	3.2	7.2	225%
Total fund level fee revenues	92.5	60.7	31.8	52%	249.3	176.9	72.4	41%
Realized performance revenues	39.2	13.1	26.1	199%	82.5	67.3	15.2	23%
Realized principal investment income	1.9	1.0	0.9	90%	3.5	4.6	(1.1)	(24)%
Interest income	2.3	1.6	0.7	44%	5.8	4.0	1.8	45%
Total revenues	135.9	76.4	59.5	78%	341.1	252.8	88.3	35%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	30.0	32.4	(2.4)	(7)%	85.6	94.4	(8.8)	(9)%
Realized performance revenues related compensation	36.9	10.8	26.1	242%	73.2	60.1	13.1	22%
Total compensation and benefits	66.9	43.2	23.7	55%	158.8	154.5	4.3	3%
General, administrative, and other indirect expenses	13.2	9.4	3.8	40%	37.1	35.1	2.0	6%
Depreciation and amortization expense	1.8	1.2	0.6	50%	5.0	3.5	1.5	43%
Interest expense	2.9	2.2	0.7	32%	8.7	6.7	2.0	30%
Total expenses	84.8	56.0	28.8	51%	209.6	199.8	9.8	5%
(=) Distributable Earnings	$51.1	$20.4	$30.7	150%	$131.5	$53.0	$78.5	148%
(-) Realized Net Performance Revenues	2.3	2.3	—	—%	9.3	7.2	2.1	29%
(-) Realized Principal Investment Income	1.9	1.0	0.9	90%	3.5	4.6	(1.1)	(24)%
(+) Net Interest	0.6	0.6	—	—%	2.9	2.7	0.2	7%
(=) Fee Related Earnings	$47.5	$17.7	$29.8	168%	$121.6	$43.9	$77.7	177%
Distributable Earnings
Distributable Earnings increased $30.7 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 and increased $78.5 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The following table provides the components of the changes in Distributable
Earnings for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024 v. 2023
	(Dollars in millions)
Distributable Earnings, September 30, 2023	$20.4	$53.0
Increases (decreases):
Increase in fee related earnings	29.8	77.7
Increase in realized net performance revenues	—	2.1
Increase (decrease) in realized principal investment income	0.9	(1.1)
Increase in net interest	—	(0.2)
Total increase	30.7	78.5
Distributable Earnings, September 30, 2024	$51.1	$131.5
Fee Related Earnings
Fee Related Earnings increased $29.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 and increased $77.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The following table provides the components of the changes in Fee Related
Earnings for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024 v. 2023
	(Dollars in millions)
Fee Related Earnings, September 30, 2023	$17.7	$43.9
Increases (decreases):
Increase in fee revenues	31.8	72.4
Decrease in cash-based compensation and benefits	2.4	8.8
Increase in general, administrative and other indirect expenses	(3.8)	(2.0)
All other changes	(0.6)	(1.5)
Total increase	29.8	77.7
Fee Related Earnings, September 30, 2024	$47.5	$121.6
Fee Revenues. Fee revenues increased $31.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, and increased $72.4 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, driven by an increase in Fund management fees of $26.0 million and
$65.0 million, respectively, and an increase in Fee related performance revenues of $5.7 million and $7.2 million, respectively.
The increase in Fund management fees was primarily driven by the activation of management fees in the second half of 2023, and the impact of ongoing fundraising in our most recent vintage secondaries & portfolio finance and co-investment products.
Fund management fees for the three and nine months ended September 30, 2024 include catch-up management fees of $4.3 million and $6.6 million, respectively. The increase in Fee related performance revenues was primarily driven by growth in our
CAPM retail strategy.

Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2024	2023
Global Investment Solutions	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$20,485	$15,485
Fee-earning AUM based on invested capital(2)	9,205	7,922
Fee-earning AUM based on net asset value	12,383	9,151
Fee-earning AUM based on lower of cost or fair market value	8,850	9,035
Total Fee-earning AUM	$50,923	$41,593

Annualized Management Fee Rate(3)	0.65%	0.60%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds.
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Global Investment Solutions	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$48,246	$38,120	$45,529	$37,547
Inflows(1)	2,257	7,096	6,851	9,035
Outflows (including realizations)(2)	(616)	(3,206)	(2,435)	(4,598)
Market Activity & Other(3)	358	568	832	267
Foreign Exchange(4)	678	(985)	146	(658)
Balance, End of Period	$50,923	$41,593	$50,923	$41,593
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
period end.
Fee-earning AUM was $50.9 billion at September 30, 2024, an increase of $2.7 billion, or approximately 6%, compared to $48.2 billion at June 30, 2024, as inflows and the positive impact of foreign exchange were partially offset by outflows.
Inflows of $2.3 billion were driven by fee-paying capital raised and investment activity primarily in our secondaries & portfolio finance and CAPM retail strategies. Positive foreign exchange activity of $0.7 billion resulted from the translation of our EUR-
denominated AUM to USD. Outflows of $0.6 billion were driven by realizations across the segment in funds that charge fees on invested capital or fair value. Distributions from funds still in the commitment or weighted-average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.
Fee-earning AUM was $50.9 billion at September 30, 2024, an increase of $5.4 billion, or approximately 12%, compared to $45.5 billion at December 31, 2023, as inflows and market appreciation were partially offset by outflows. Inflows of $6.9 billion were primarily driven by fee-paying capital raised and investment activity across all strategies. Market appreciation of
$0.8 billion was driven by certain funds in our secondaries & portfolio finance and primary strategies in which fees are based on fair value. Outflows of $2.4 billion were driven by realizations in our primary and secondaries & portfolio finance funds that charge fees on invested capital.
Fee-earning AUM was $50.9 billion at September 30, 2024, an increase of $9.3 billion, or approximately 22%, compared to $41.6 billion at September 30, 2023, as inflows and market appreciation more than outpaced outflows during the period.
Inflows of $10.9 billion were primarily driven by commitments raised in our secondaries & portfolio finance and co-investment strategies and investment activity across all strategies. Market appreciation of $1.1 billion was driven by certain funds in our secondaries & portfolio finance strategy in which fees are based on fair value. Outflows of $3.5 billion were driven by realizations in our primary and secondaries & portfolio finance funds and step-downs in fee bases.
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(Dollars in millions)
Global Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$80,633	$76,860
Inflows(1)	2,326	6,962
Outflows (including realizations)(2)	(1,910)	(5,088)
Market Activity & Other(3)	1,543	4,844
Foreign Exchange(4)	1,135	149
Balance, End of Period	$83,727	$83,727
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
period end.
Total AUM was $83.7 billion at September 30, 2024, an increase of $3.1 billion, or approximately 4%, compared to
$80.6 billion at June 30, 2024. The increase was driven by $2.3 billion of inflows related to fundraising primarily in our secondaries & portfolio finance and CAPM retail strategies, market appreciation of $1.5 billion primarily in our secondaries &
portfolio finance and co-investment strategies, and $1.1 billion of positive foreign exchange activity from the translation of our
EUR-denominated AUM to USD. Partially offsetting the increase were outflows of $1.9 billion from realizations predominantly in our primary and secondaries & portfolio finance funds.
Total AUM was $83.7 billion at September 30, 2024, an increase of $6.8 billion, or approximately 9%, compared to
$76.9 billion at December 31, 2023. Inflows from fundraising of $7.0 billion and market appreciation of $4.8 billion, both driven by our secondaries & portfolio finance and co-investment strategies, were partially offset by outflows of $5.1 billion from realizations predominantly in our primary and secondaries & portfolio finance funds.

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

(Amounts in millions)				TOTAL INVESTMENTS
				As of September 30, 2024
Global Investment Solutions (1)(8)		Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value (3)	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/ (Giveback) (12)
				(Reported in Local Currency, in Millions)
Secondaries & Portfolio Finance	ASF VIII	2024	$8,200	$2,138	$39	$2,883	$2,922	1.4x	NM	NM	$27
	ASF VII	2020	$6,769	$4,528	$1,408	$5,551	$6,960	1.5x	21%	16%	$99
	ASF VII - SMAs	2020	€2,016	€1,657	€420	€1,992	€2,412	1.5x	20%	17%	$34
	ASF VI	2017	$3,333	$2,741	$2,537	$1,945	$4,482	1.6x	16%	13%	$56
	ASF VI - SMAs	2017	€2,817	€2,698	€2,257	€2,019	€4,277	1.6x	14%	13%	$47
	ASF V	2012	$756	$662	$1,027	$176	$1,204	1.8x	18%	15%	$7
	ASF V - SMAs	2012	€3,916	€4,054	€6,910	€687	€7,597	1.9x	21%	20%	$14
	SMAs 2009-2011	2010	€1,859	€1,993	€3,411	€70	€3,481	1.7x	19%	18%	$—
	All Other Active Funds & Vehicles (9)	Various		$1,471	$600	$1,423	$2,024	1.4x	21%	19%	$20
	Fully Realized Funds & Vehicles	Various		€4,234	€6,960	€22	€6,982	1.6x	19%	18%	$—
Co-Investments	ACF IX	2023	$3,297	$771	$1	$805	$805	1.0x	NM	NM	$—
	ACF VIII	2021	$3,614	$3,338	$115	$4,119	$4,234	1.3x	12%	9%	$28
	ACF VIII - SMAs	2021	$1,069	$923	$45	$1,130	$1,175	1.3x	13%	10%	$7
	ACF VII	2017	$1,688	$1,638	$852	$2,425	$3,277	2.0x	17%	14%	$59
	ACF VII - SMAs	2017	€1,452	€1,412	€607	€2,017	€2,624	1.9x	16%	14%	$42
	SMAs 2014-2016	2014	€1,274	€1,108	€2,221	€676	€2,897	2.6x	25%	23%	$11
	SMAs 2012-2013	2012	€1,124	€1,055	€2,819	€174	€2,993	2.8x	28%	26%	$1
	SMAs 2009-2010	2010	€1,475	€1,371	€3,523	€565	€4,088	3.0x	23%	22%	$—
	Strategic SMAs	Various		$4,046	$1,295	$5,476	$6,771	1.7x	18%	17%	$72
	All Other Active Funds & Vehicles (9)	Various		€499	€614	€137	€751	1.5x	16%	14%	$2
	Fully Realized Funds & Vehicles	Various		€5,706	€9,840	€1	€9,841	1.7x	15%	13%	$—
Primary Investments	SMAs 2024-2026	2024	$1,509	$10	$—	$8	$8	0.8x	NM	NM	$—
	SMAs 2021-2023	2021	€4,505	€1,055	€31	€1,158	€1,190	1.1x	NM	NM	$—
	SMAs 2018-2020	2018	$3,116	$2,257	$402	$2,781	$3,183	1.4x	15%	14%	$2
	SMAs 2015-2017	2015	€2,501	€2,475	€2,358	€2,468	€4,826	1.9x	20%	20%	$10
	SMAs 2012-2014	2012	€5,080	€5,899	€9,054	€3,849	€12,902	2.2x	18%	17%	$15
	SMAs 2009-2011	2009	€4,877	€5,702	€10,406	€1,933	€12,339	2.2x	17%	17%	$1
	SMAs 2006-2008	2005	€11,500	€13,322	€21,908	€1,303	€23,210	1.7x	10%	10%	$—
	SMAs 2003-2005	2003	€4,628	€5,049	€8,008	€161	€8,169	1.6x	10%	9%	$—
	All Other Active Funds & Vehicles (9)	Various		€1,813	€1,773	€272	€2,045	1.1x	3%	2%	$—
	Fully Realized Funds & Vehicles	Various		€4,916	€8,004	€33	€8,037	1.6x	12%	11%	$—
TOTAL GLOBAL INVESTMENT SOLUTIONS (USD)(11)				$98,125	$121,059	$50,503	$171,562	1.7x	14%	13%	$554
(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by AlpInvest. Excluded from the performance information shown are: (a) investments that were not originated by AlpInvest (i.e., AlpInvest did not make the original investment decision or recommendation); (b) Direct Investments, which was spun off from AlpInvest in 2005; (c) Carlyle AlpInvest Private Markets (CAPM); and (d) LP co-investment vehicles managed by AlpInvest. As of September 30, 2024, these excluded portfolios amounted to approximately $7.8 billion of AUM in the aggregate.
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
(9)Includes ASF VIII - SMAs, ACF IX - SMAs, AlpInvest Strategic Portfolio Finance II, AlpInvest Atom Fund, AlpInvest
Atom Fund II, all mezzanine investment portfolios, all ‘clean technology’ private equity investment portfolios, all strategic portfolio finance SMAs, and any state-focused investment mandate portfolios.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Total Net
Accrued Carry excludes $0.4 million of net accrued carry as of September 30, 2024, which was retained as part of the sale of MRE on April 1, 2021.
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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings and funds from our senior revolving credit facility, which had $1.0 billion of available capacity as of September 30,
2024. We believe these sources will be sufficient to fund our capital needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings, and amounts available for borrowing from our senior revolving credit facility or other financings.
Cash and cash equivalents. Cash and cash equivalents were approximately $1.4 billion at September 30, 2024. However, a portion of this cash is allocated for specific business purposes, including, but not limited to: (i) performance allocations and incentive fee related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation and amounts owed to non-controlling interests, (ii) proceeds received from realized investments that are allocable to non-controlling interests, and (iii) regulatory capital.
Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash, cash equivalents, and corporate treasury investments, was approximately $1.3 billion as of September 30, 2024. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
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
dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (5.95% at September 30,
2024). As of September 30, 2024, there were no amounts outstanding under the senior revolving credit facility.
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
Global Credit Revolving Credit Facility. Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. As currently amended, the Global
Credit Revolving Credit Facility provides for a revolving line of credit with a capacity of $300 million, which matures in
September 2027, and a second revolving line of credit with a capacity of $200 million, which matures in August 2025.
The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. During the three months ended September 30, 2024, the Company made no borrowings under the Global Credit
Revolving Credit Facility. During the nine months ended September 30, 2024, the Company made borrowings of $5.0 million and €5.0 million, which were repaid during the period. As of September 30, 2024, there was no borrowing outstanding under the Global Credit Revolving Credit Facility.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements.
The Company’s CLO borrowings outstanding were $358.7 million and $431.7 million at September 30, 2024 and
December 31, 2023, respectively. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO and generally do not have recourse to any other Carlyle entity. As of September 30, 2024, $338.0 million of these borrowings are secured by investments attributable to The Carlyle
Group Inc. See Note 6, Borrowings, to the condensed consolidated financial statements included in this Quarterly Report on
Form 10-Q for more information on our CLO borrowings.
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

Our accrued performance allocations by segment as of September 30, 2024, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations(1)	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$5,048.4	$(18.4)	$5,030.0
Global Credit	476.6	(25.5)	451.1
Global Investment Solutions	1,685.8	—	1,685.8
Total	$7,210.8	$(43.9)	$7,166.9
Plus: Accrued performance allocations from NGP Carry Funds(2)			487.8
Less: Accrued performance allocation-related compensation			(4,924.3)
Plus: Receivable for giveback obligations from current and former employees			11.5
Less: Deferred taxes on certain foreign accrued performance allocations			(21.7)
Less/Plus: Net accrued performance allocations/giveback obligations attributable to non-controlling interests in consolidated entities			7.2
Plus: Net accrued performance allocations attributable to Consolidated Funds, eliminated in consolidation			10.0
Net accrued performance revenues before timing differences			2,737.4
Less/Plus: Timing differences between the period when accrued performance allocations/giveback obligations are realized and the period they are collected/distributed			47.2
Net accrued performance revenues attributable to The Carlyle Group Inc.			$2,784.6
(1)Accrued incentive fees are excluded from net accrued performance revenues.
(2)Accrued performance allocations from NGP funds are presented as investments in the condensed consolidated balance sheet.
The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of September 30, 2024, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)						Net Accrued Performance Revenues
	Quarter-to-Date		Year-to-Date		Last Twelve Months
	Q3 2023	Q3 2024	Q3 2023	Q3 2024	Q3 2023	Q3 2024
Overall Carry Fund Appreciation/(Depreciation)	2%	3%	5%	7%	5%	8%
Global Private Equity(2):							$2,055.7
Corporate Private Equity	1%	4%	3%	7%	4%	9%	1,479.0
Real Estate	1%	2%	2%	4%	1%	2%	141.8
Infrastructure & Natural Resources	5%	2%	8%	7%	11%	6%	435.9

Global Credit Carry Funds	2%	3%	8%	9%	10%	14%	174.4

Global Investment Solutions Carry Funds	2%	2%	9%	6%	5%	8%	554.5

Net Accrued Performance Revenues							$2,784.6
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
dividends or distributions. Certain of the investments attributable to The Carlyle Group Inc. (excluding certain general partner interests, certain strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity.

Investments as of September 30, 2024 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$3,023.2	$861.0	$3,884.2
Less: Amounts attributable to non-controlling interests in consolidated entities	(300.5)	—	(300.5)
Plus: Investments in Consolidated Funds, eliminated in consolidation	302.5	—	302.5
Less: Strategic equity method investments in NGP Management	—	(373.2)	(373.2)
Less: Investment in NGP general partners - accrued performance allocations	—	(487.8)	(487.8)
Total investments attributable to The Carlyle Group Inc.	$3,025.2	$—	$3,025.2
(1)Strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
See Note 4, Investments, to our condensed consolidated financial statements.
Our investments as of September 30, 2024 can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$962.9
Global Credit funds(2)	1,243.1
Global Investment Solutions funds	269.8
Total investments in Carlyle Funds, excluding CLOs	2,475.8
Investments in CLOs	438.2
Other investments	111.2
Total investments attributable to The Carlyle Group Inc.	3,025.2
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc.(3)	(338.0)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$2,687.2
(1)Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2)Includes the Company’s indirect investment in Fortitude through Carlyle FRL, a Carlyle-affiliated investment fund, as discussed in
Note 4, Investments, to the condensed consolidated financial statements. This investment had a carrying value of $741.5 million as of September 30, 2024.
(3)Of the $355.8 million in total CLO borrowings as of September 30, 2024 and as disclosed in Note 6, Borrowings, to the condensed consolidated financial statements, $338.0 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $17.8 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
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
With respect to dividend year 2024, the Board of Directors has declared a dividend to common stockholders totaling
$376.4 million, or $1.05 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2024
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2024	$0.35	$125.6	May 14, 2024	May 21, 2024
Q2 2024	0.35	125.5	August 16, 2024	August 26, 2024
Q3 2024	0.35	125.3	November 18, 2024	November 25, 2024
Total	$1.05	$376.4
With respect to dividend year 2023, the Board of Directors declared cumulative dividends to common stockholders totaling $506.0 million, consisting of the following:

Common Stock Dividends - Dividend Year 2023
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2023	$0.35	$126.7	May 16, 2023	May 23, 2023
Q2 2023	0.35	126.3	August 15, 2023	August 23, 2023
Q3 2023	0.35	126.3	November 21, 2023	November 29, 2023
Q4 2023	0.35	126.7	February 23, 2024	March 1, 2024
Total	$1.40	$506.0
Dividends to common stockholders paid during the nine months ended September 30, 2024 totaled $377.8 million, including the amount paid in March 2024 of $0.35 per common share in respect of the fourth quarter of 2023. Dividends to common stockholders paid during the nine months ended September 30, 2023 totaled $371.4 million, including the amount paid in March 2023 of $0.325 per common share in respect of the fourth quarter of 2022.
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
Since our inception through September 30, 2024, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Approximately 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals.
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
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of September 30, 2024, there were no material outstanding commitments related to the origination and syndication of loans and securities under the Carlyle Global
Capital Markets platform.
Repurchase Program. During the nine months ended September 30, 2024, we paid an aggregate of $345.6 million to repurchase and retire approximately 8.0 million shares of common stock. In addition, during the nine months ended September
30, 2024, we paid an aggregate of $133.2 million and retired 2.8 million shares of common stock to settle tax withholding obligations in connection with net share settlements of equity-based awards, for a total of $478.8 million shares repurchased or withheld this year. As of September 30, 2024, $0.9 billion of repurchase capacity remained under the share repurchase program, which reflects the cost of common shares repurchased as well as shares settled for tax withholding payments made by the
Company related to the net share settlement of equity-based awards. For further information on our repurchase program, see
Note 13, Equity, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows, which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP, are summarized below.

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Statements of Cash Flows Data
Net cash used in operating activities	$(406.7)	$(49.2)
Net cash used in investing activities	(50.9)	(84.5)
Net cash provided by financing activities	370.7	52.6
Effect of foreign exchange rate changes	23.7	(8.2)
Net change in cash, cash equivalents and restricted cash	$(63.2)	$(89.3)
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
Cash flows provided by operating activities during the nine months ended September 30, 2024 and 2023, excluding the activities of our Consolidated Funds, were $867.3 million and $718.8 million, respectively. During the nine months ended
September 30, 2024 and 2023, cash inflows impacting net cash used in operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $2.8 billion and $2.5 billion,

respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $2.0 billion and $1.7 billion for the nine months ended September 30, 2024 and 2023, respectively, which includes payment of 2023 and 2022 year-end bonuses paid in January 2024 and 2023, respectively. Additionally, operating outflows during the nine months ended September 30, 2023 included a $68.6 million payment relating to the Carlyle Aviation
Partners earn-out and a $20.3 million payment to the former Carlyle Holdings unitholders related to amounts owed under the tax receivable agreement.
Cash used to purchase investments, as well as the proceeds from the sale of such investments, are also reflected in our operating activities as investments are a normal part of our operating activities. During the nine months ended September 30,
2024, investment proceeds were $333.3 million as compared to investment purchases of $213.8 million, which included a
$115.1 million deferred consideration payment related to our investment in Fortitude. During the nine months ended September
30, 2023, investment proceeds were $338.4 million as compared to investment purchases of $221.3 million, which included our
$50.0 million follow-on investment in Carlyle FRL and our $40.0 million investment in Carlyle Capital Income Fund, an NYSE listed closed-end fund that primarily invests in equity and junior debt tranches of CLOs.
The net cash provided by operating activities for the nine months ended September 30, 2024 and 2023 also reflects the investment activity of our Consolidated Funds. For the nine months ended September 30, 2024, purchases of investments by the
Consolidated Funds were $5.0 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $3.7 billion. For the nine months ended September 30, 2023, purchases of investments by the Consolidated Funds were
$2.3 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1.7 billion.
Net cash used in investing activities. Our investing activities generally reflect cash used for fixed assets, software for internal use, and corporate treasury investments. For the nine months ended September 30, 2024, cash used in investing activities principally reflects purchases of fixed assets of $51.0 million. For the nine months ended September 30, 2023, cash used in investing activities principally reflects purchases of corporate treasury investments of $187.3 million and purchases of fixed assets of $49.6 million, partially offset by proceeds from corporate treasury investments of $152.4 million.
Net cash provided by financing activities. Net cash provided by (used in) financing activities during the nine months ended September 30, 2024 and 2023, excluding the activities of our Consolidated Funds, was $(888.6) million and $(718.6)
million, respectively. During the nine months ended September 30, 2024, we borrowed and subsequently repaid an aggregate of
$10.4 million under the Global Credit Revolving Credit Facility. We also paid $68.8 million in each of January 2024 and
January 2023, representing the final and fourth annual installments, respectively, of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion.
Dividends paid to our common stockholders were $377.8 million and $371.4 million for the nine months ended
September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, we paid $478.8 million and $203.7 million, respectively, to repurchase and retire 10.9 million and 6.5 million shares, respectively, which included shares retired in connection with the net share settlement of equity-based awards during the nine months ended September 30,
2024.
The net borrowings (payments) on loans payable by our Consolidated Funds during the nine months ended September 30,
2024 and 2023 were $1,220.5 million and $777.2 million, respectively. Contributions from non-controlling interest holders were $219.2 million and $99.0 million for the nine months ended September 30, 2024 and 2023, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the nine months ended
September 30, 2024 and 2023, distributions to non-controlling interest holders were $73.0 million and $99.7 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $22.7 billion at September 30, 2024, an increase of $1.5 billion compared to December 31, 2023, primarily attributable to an increase in Investments, including performance allocations of $1.1 billion, an increase in
Investments in Consolidated Funds of $0.2 billion, and an increase in Cash and cash equivalents held at Consolidated Funds of
$0.1 billion. The increase in Investments, including performance allocations was primarily due to an increase in Accrued performance allocations related to CP VII.
Total liabilities were $16.3 billion at September 30, 2024, an increase of $0.9 billion from December 31, 2023. The increase in liabilities was primarily attributable to an increase in Accrued compensation and benefits of $0.5 billion, an increase in Deferred revenue of $0.2 billion, an increase of $0.1 billion in Other liabilities of Consolidated Funds, and an increase in
Deferred tax liabilities of $0.1 billion. The increase in Accrued compensation and benefits was primarily due to accruals of performance allocations, partially offset by payments of year-end bonuses. The increase in Deferred revenue was driven by the receipt of management fees not yet recognized. The increase in Deferred tax liabilities was driven by an increase in accrued performance allocations, partially offset by the tax impact of an increase in equity-based compensation expense.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 17, Supplemental Financial
Information, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At
September 30, 2024, our total assets without the effect of the Consolidated Funds were $15.1 billion, including cash and cash equivalents of $1.4 billion and net accrued performance revenues of $2.8 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2024 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Oct. 1, 2024 to Dec. 31, 2024	2025-2026	2027-2028	Thereafter	Total
	(Dollars in millions)
Debt obligations(1)	$9.0	$69.6	$44.3	$2,110.8	$2,233.7
Interest payable(2)	28.0	207.5	199.0	1,648.9	2,083.4
Other consideration(3)	0.3	37.0	33.7	—	71.0
Operating lease obligations(4)	17.2	138.5	136.4	299.1	591.2
Capital commitments to Carlyle funds(5)	4,390.0	—	—	—	4,390.0
Tax receivable agreement payments(6)	—	9.2	15.0	52.0	76.2
Loans payable of Consolidated Funds(7)	102.0	809.1	810.2	8,678.4	10,399.7
Unfunded commitments of the CLOs(8)	16.1	—	—	—	16.1
Consolidated contractual obligations	4,562.6	1,270.9	1,238.6	12,789.2	19,861.3
Loans payable of Consolidated Funds(7)	(102.0)	(809.1)	(810.2)	(8,678.4)	(10,399.7)
Capital commitments to Carlyle funds(5)	(3,656.4)	—	—	—	(3,656.4)
Unfunded commitments of the CLOs(8)	(16.1)	—	—	—	(16.1)
Carlyle Operating Entities contractual obligations	$788.1	$461.8	$428.4	$4,110.8	$5,789.1
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
(2)The interest rates on the debt obligations as of September 30, 2024 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 5.21% to
11.83% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the
CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
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
(5)These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $4.3 billion of unfunded commitments to the funds, approximately $3.6 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. Additionally, these obligations include accrued giveback that has been realized but not yet paid to the respective funds, a portion of which is payable by current and former senior Carlyle professionals.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2024, at spreads to market rates pursuant to the debt agreements, and range from 1.15% to 12.83%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $43.0 million at September 30, 2024 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Abingworth, which are accounted for as compensation expense, and are accrued over the service period. If earned, payments are made in the quarter following the performance year to which the payments relate. The contingent cash obligations relate to future incentive payments of up to
$130.0 million that are payable upon the achievement of certain performance targets during 2025 through 2028, which is the maximum amount that could be paid as of September 30, 2024. Through September 30, 2024, we paid $2.5 million, and as of
September 30, 2024, we recognized $2.0 million on the balance sheet related to these contingent cash obligations.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated financial statements as of
September 30, 2024. See Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to indemnifications.
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

Carlyle Common Stock
A rollforward of our common stock outstanding for the nine months ended September 30, 2024 is as follows:

Nine Months Ended September 30,
2024
Balance, beginning of period	361,326,172
Shares issued	4,384,237
Shares repurchased/retired	(8,029,148)
Balance, end of period	357,681,261
Shares of The Carlyle Group Inc. common stock issued during the period from December 31, 2023 through
September 30, 2024 relate to the vesting of the Company’s restricted stock units and shares issued and delivered in connection with our equity method investment in NGP. Shares of The Carlyle Group Inc. common stock issued and repurchased/retired during the period from December 31, 2023 through September 30, 2024 do not include shares retired as part of the net share settlement of equity-based awards.
The total shares as of September 30, 2024 as shown above exclude approximately 0.2 million net common shares in connection with the vesting of restricted stock units subsequent to September 30, 2024 that will participate in the common shareholder dividend that will be paid on November 25, 2024.
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
There was no material change in our market risks during the nine months ended September 30, 2024. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)
under the Exchange Act) during the fiscal quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth repurchases of our common stock during the three months ended September 30, 2024 for the periods indicated. During the three months ended September 30, 2024, 1.7 million shares were repurchased. In addition, 1.7 million shares were retired in connection with the net share settlement of equity-based awards, which are not included in the table below.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (3)
	(Dollars in millions, except share and per share data)
July 1, 2024 to July 31, 2024 (1)	—	$—	—	$1,119.4
August 1, 2024 to August 31, 2024 (1)(2)	873,484	$40.09	873,484	$1,084.4
September 1, 2024 to September 30, 2024 (1)(2)	796,761	$37.65	796,761	$1,054.4
Total	1,670,245		1,670,245
(1)The Board of Directors reset the total repurchase authorization of our previously approved share repurchase program to $1.4 billion in shares of our common stock, effective as of February 6, 2024, which authorization replaced the Company’s prior $500 million authorization. Under the share repurchase program, shares of our common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to the repurchase of common stock, the repurchase program is used for the payment of tax withholding amounts upon net share settlement of equity-based awards granted pursuant to our Equity Incentive Plan or otherwise based on the value of shares withheld that would have otherwise been issued to the award holder. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
(2)Reflects shares purchased in open market and brokered transactions, which were subsequently retired.
(3)The remaining repurchase authorization was $928.0 million as of September 30, 2024 when factoring in the net share settlement of equity-based awards.
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
January 25, 2022, Amendment No. 5 on August 23, 2023, and Amendment No. 6 on August 21, 2024, among TCG
Capital Markets L.L.C. and TCG Senior Funding L.L.C., as Borrowers, the Lenders party hereto, and Mizuho
Bank, Ltd., as Administrative Agent, and Mizuho Bank, Ltd., as Sole Lead Arranger and Sole Bookrunner.

22*	Senior and Subordinated Notes, Issuers, and Guarantors.

31.1*	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1**	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
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

The Carlyle Group Inc.

Date: November 7, 2024	By:	/s/ John C. Redett
	Name:	John C. Redett
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)