Form 10-K
period 2024-12-31
Carlyle Group Inc.
filed 2025-02-27
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2024 was $10,349,383,795.
The number of the Registrant’s shares of common stock outstanding as of February 20, 2025 was 361,202,883.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of the shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•Our revenue, earnings, net income, and cash flow can all vary materially, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our common stock to decline.
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
•We may expand into new investment strategies, geographic markets, businesses, and types of investors, or seek to expand our business or change our strategic focus with new strategic initiatives, which may result in additional risks and uncertainties in our business.
•Operational risks (including those associated with our business model), system security risks, breaches of data protection, cyberattacks, or actions or failure to act by our employees or others with authorized access to our networks, including our ability to insure against such risks, may disrupt our businesses, result in losses, or limit our growth.
Risks Related to Regulation and Litigation
•Laws and regulations relating to privacy, data protection, data transfers, data localization, and data security worldwide may limit the use and adoption of our services and adversely affect our business.
•Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties, and could result in additional burdens on our business.

•Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.
•Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.
•We are subject to substantial risk of litigation and regulatory proceedings and may face significant liabilities and damage to our reputation as a result of allegations of improper conduct and negative publicity.
Risks Related to Our Business Operations
Risks Related to the Assets We Manage
•The asset management business is intensely competitive.
•Poor performance of our investment funds would cause a decline in our revenue, income, and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future investment funds.
•The historical returns attributable to our funds, including those presented in this Annual Report on Form 10-K, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.
•Trade negotiations and related government actions may create regulatory uncertainty for our funds’ portfolio companies and our investment strategies and adversely affect the profitability of our funds’ portfolio companies.
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
•High interest rates and challenging debt market conditions have negatively impacted and could continue to negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets, which could adversely affect investment and realization opportunities, lead to lower-yielding investments, and potentially decrease our net income.
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
•We are reliant on third-party service providers for certain aspects of our business and are subject to risks in using prime brokers, custodians, counterparties, administrators, and other agents.
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
•Investments in the natural resources industry, including the infrastructure, energy, power, and renewables industries, involve various operational, construction, and regulatory risks.

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
•Our co-founders have the right to designate members of our Board of Directors.
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
Unless the context suggests otherwise, references in this Annual Report on Form 10-K to “Carlyle,” the “Company,”
“we,” “us,” and “our” refer to The Carlyle Group Inc. and its consolidated subsidiaries. When we refer to our “senior Carlyle professionals,” we are referring to the partner-level personnel of our firm. References in this Annual Report on Form 10-K to the ownership of the senior Carlyle professionals include the ownership of personal planning vehicles of these individuals.
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
Disclosures referring to carry funds will also include the impact of certain commitments that do not earn carried interest but are either part of or associated with our carry funds. The rate of carried interest, as well as the share of carried interest allocated to
Carlyle, may vary across the carry fund platform. Carry funds generally include the following investment vehicles across our three business segments:
•Global Private Equity: Buyout, middle market and growth capital, real estate, infrastructure, and natural resources funds advised by Carlyle, as well as certain energy funds advised by our strategic partner NGP Energy Capital
Management (“NGP”) in which Carlyle is entitled to receive a share of carried interest (“NGP Carry Funds”);
•Global Credit: Opportunistic credit, aviation finance, and other closed-end credit funds advised by Carlyle; and
•Global Investment Solutions: Funds and vehicles advised by AlpInvest Partners B.V. and its affiliates
(“AlpInvest”), which include primary fund, secondary and portfolio financing, and co-investment strategies.
Carry funds specifically exclude certain legacy Abingworth funds in which Carlyle is not entitled to receive a share of carried interest, collateralized loan obligation vehicles (“CLOs”), our business development companies and associated managed accounts, as well as capital raised from strategic third-party investors which directly invest in Fortitude (defined below)
alongside a carry fund.

For an explanation of the fund acronyms used throughout this Annual Report on Form 10-K, refer to Item 1
“Business–Our Global Investment Offerings.”
“Fortitude” refers to FGH Parent, L.P. (“FGH Parent”), the direct parent of Fortitude Group Holdings, LLC
(“Fortitude Holdings”). See Note 4, Investments, to the consolidated financial statements in Part II, Item 8 of this Annual
Report on Form 10-K for more information regarding the Company’s strategic investment in Fortitude.
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
“Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) Carlyle Tactical Private Credit Fund (“CTAC”), (e) our closed-end tender offer Carlyle AlpInvest Private Markets
(“CAPM”) funds, and (f) certain other structured credit products.
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

PART I.

ITEM 1.BUSINESS
Overview
Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit, and Global Investment Solutions. Our teams invest across a range of strategies that leverage our deep industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Since our firm was founded in Washington, D.C. in 1987, we have grown to manage $441 billion in AUM as of December 31, 2024. Our experienced and diverse team of more than 2,300 employees includes more than 725 investment professionals in 29 offices across four continents, and we serve more than 3,100 active carry fund investors from 87 countries.
We seek to invest with a clarity of purpose, adaptability, and alignment between our interests and the interests of our fund investors, shareholders, and other stakeholders.
Operational and strategic highlights for our firm and our three global business segments for 2024 include:
•Assets under management grew 4% to $441 billion as of December 31, 2024 from $426 billion as of
December 31, 2023. The increase was driven by inflows of $40.8 billion during 2024, consisting entirely of fundraising activity which increased 10% from 2023. We deployed $42.7 billion across our platform during
2024—including invested capital in our carry funds, new CLO issuances and incremental capital raised from
CLO resets, and gross originations—and we realized proceeds of $28.6 billion for our carry fund investors.
•We returned more than $1 billion in capital to our shareholders. During 2024, we paid dividends to our common shareholders of $503 million, and $555 million to repurchase 9.0 million shares of our common stock and retire 3.3 million shares of our common stock in connection with the net share settlement of equity-
based awards.
•In our Global Private Equity (“GPE”) segment, we realized proceeds of $17.8 billion for our carry fund investors in 2024 through both private market and public equity transactions, and deployed $8.2 billion across the segment. During 2024, inflows of $12.7 billion reflected fundraising across the segment, including the launch of our tenth U.S. real estate fund (“CRP X”) and additional commitments to our fifth Japan buyout fund (“CJP V”), which is nearly 70% larger than its predecessor fund.
•Our Global Credit (“GC”) AUM increased 2% year-over-year to $192 billion, driven by inflows of $17.3 billion across a diverse set of strategies, including the closing of ten new CLOs in liquid credit, the final closing in our third opportunistic credit fund (“CCOF III”), and record gross subscriptions in Carlyle Tactical
Private Credit Fund (“CTAC”), which more than doubled its AUM over the last two years. Our Global
Capital Markets strategy also had a record year, and was the primary driver of $152.5 million of portfolio advisory and transaction fees for the year ended December 31, 2024, more than double the amount earned in
2023.
•In our Global Investment Solutions segment, total AUM increased 11% year-over-year to $85 billion, driven by $10.8 billion of inflows primarily from fundraising in our secondaries and portfolio finance and CAPM funds. Following the launch of Carlyle AlpInvest Private Markets Fund during 2023, we launched its
European counterpart fund during 2024 (together, the “CAPM funds” or “CAPM”). We deployed $10.0 billion in investments across our Global Investment Solutions platform and we realized proceeds of $6.6 billion for our Global Investment Solutions investors.
Business Segments
We operate our business across three segments: Global Private Equity, Global Credit, and Global Investment
Solutions. Information about our segments should be read together with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Global Private Equity
Our GPE segment advises our buyout, growth, real estate, infrastructure, and natural resources funds. Across our GPE funds, as of December 31, 2024, we had investments in more than 275 active portfolio companies that employ over 750,000 people around the world. Our GPE teams have the following areas of focus:
Corporate Private Equity. Our corporate private equity teams advise a diverse group of funds that invest in transactions that focus either on a particular geography or strategy. Our buyout funds focus on corporate buyouts and strategic minority investments. The investment mandate for our growth capital funds is to seek out companies with the potential for disruptive growth. Our core strategy seeks longer duration private equity opportunities, targeting stable businesses with sustainable market leadership, which have opportunities for operational improvement. Our corporate private equity funds are advised by teams of local professionals who live and work in the markets where they invest. In 2024, we invested $5.0 billion in new and follow-on investments through our corporate private equity funds. As of December 31, 2024, our corporate private equity funds had, in the aggregate, $105.2 billion in AUM.
Real Estate. Our real estate team advises real estate funds that invest in the U.S. and Europe, with a focus on a broad range of opportunities including residential properties, senior living facilities, industrial properties, and self-storage properties, but have limited our exposure to office buildings, hotels, and retail properties. Our real estate funds generally focus on acquiring single-property assets rather than large-cap companies with real estate portfolios and made more than 1,650 investments in more than 800 cities or metropolitan statistical areas around the world from inception through December 31,
2024. As of December 31, 2024, our real estate funds managed, in the aggregate, $34.4 billion in AUM.
Infrastructure & Natural Resources. Our active infrastructure and natural resources funds focus on infrastructure and energy investing. Our infrastructure business comprises teams that invest in six primary sectors: renewables, energy infrastructure, water and waste, transportation, digital infrastructure, and power generation. Our energy activities focus on buyouts, growth capital investments and strategic joint ventures in the midstream, upstream, downstream, energy and oilfield services sectors around the world. Our international energy investment team focuses on investments across the energy value chain outside of North America. We conduct our North American energy investing through our strategic investment in NGP, a
Texas-based energy investor. As of December 31, 2024, we managed $24.0 billion in AUM through our infrastructure and natural resources funds.
The following table presents certain data about our Global Private Equity segment as of December 31, 2024 (dollar amounts in billions).

AUM(1)	% of Total AUM	Fee-earning AUM	Active Investments	Active Funds(1)	Available Capital	Investment Professionals(2)	Amount Invested Since Inception	Investments Since Inception
$164	37%	$98	950+	71	$41	425+	$230	2,650+
(1)Total AUM includes NGP, which advises eight funds with $10.6 billion in AUM as of December 31, 2024. Through our strategic partnership with NGP, we are entitled to 55% of the management fee related revenue of the NGP entities that serve as advisors to the
NGP Energy Funds, and an allocation of income related to the carried interest received by the fund general partners of the NGP Carry
Funds. We do not control NGP, and we do not serve as an investment adviser to the NGP funds.
(2)Total GPE investment professionals excludes NGP employees.
Global Credit
Our Global Credit segment, which had $192.4 billion in assets under management as of December 31, 2024, advises products that pursue investment strategies across the credit spectrum, including: liquid credit, private credit, including opportunistic credit, direct lending, and real assets credit, as well as platform initiatives such as CTAC and asset-backed finance. Global Credit, which also includes our Insurance Solutions and Global Capital Markets businesses, has been Carlyle’s fastest-growing segment in the past five years, with total AUM nearly quadrupling in that period. Since the establishment of
Global Credit in 1999, these various capital sources have provided the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of our more than 190 investment professionals and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers.

Primary areas of focus for our Global Credit platform include:
Insurance Solutions
•Carlyle Insurance Solutions. Carlyle Insurance Solutions (“CIS”) combines our deep insurance expertise with portfolio construction capabilities, capital sourcing and asset origination strengths to provide comprehensive liability funding and reinsurance, asset management and advisory solutions for reinsurance companies and fund investors. The CIS team oversees the investment in Fortitude, as well as the strategic advisory services agreement with certain subsidiaries of Fortitude. As of December 31, 2024, AUM related to capital raised from third-party investors to acquire a controlling interest in Fortitude was $6.0 billion. As of December 31, 2024, AUM related to the strategic advisory services agreement was $70.9 billion, which has increased nearly 50% since signing the agreement in April 2022. This balance includes the net asset value of investments in Carlyle products, which is also reflected in the AUM and Fee-earning AUM of the strategy in which they are invested. Fortitude and certain
Fortitude reinsurance counterparties have committed approximately $19.4 billion of capital to-date to various
Carlyle strategies.
Liquid Credit
•Our liquid credit products invest primarily in performing senior secured bank loans through CLOs and other investment vehicles. In 2024, we closed ten new CLOs with an aggregate size of $4.8 billion. As of December 31,
2024, our liquid credit team advised funds with AUM totaling $50.0 billion.
Private Credit
•Opportunistic Credit. Our opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt-like instruments, as well as preferred and common equity. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). In certain investments, our funds may seek to restructure pre-
reorganization debt claims into controlling positions in the equity of the reorganized companies. As of
December 31, 2024, our opportunistic credit team advised products totaling $19.5 billion in AUM.
•Direct Lending. Our direct lending business includes our business development companies (“BDCs”) that invest primarily in middle market first-lien loans (which include unitranche, “first out” and “last out” loans) and second-
lien loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $25 million to $100 million, that lack access to the broadly syndicated loan and bond markets. As of December 31,
2024, our direct lending investment team advised investment vehicles with AUM totaling $10.9 billion.
•Asset-Backed Finance. Asset-backed finance (“ABF”) is an asset-backed, private fixed income investment strategy within Global Credit that seeks to generate a premium return profile compared to traditional fixed income and credit investments by acquiring and lending against diversified pools of assets with contractual cash flows.
ABF combines Carlyle’s long-standing history in liquid credit, private asset underwriting expertise, and capital markets capabilities, to deliver tailored asset-focused financing solutions across the entire debt and equity capital structure. As of December 31, 2024, ABF represented $7.6 billion in AUM.
•Aviation Finance. Carlyle Aviation Partners is our multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment throughout the commercial aviation industry. As of
December 31, 2024, Carlyle Aviation Partners had approximately $12.6 billion in AUM across carry funds, securitization vehicles, liquid strategies, and other vehicles.
•Infrastructure Credit. Our Infrastructure credit team invests primarily in directly originated and privately negotiated debt instruments related to global infrastructure projects, primarily in the power, energy, transportation, water/waste, telecommunications and social infrastructure sectors. The team focuses primarily on senior, subordinated, and mezzanine debt and seeks to invest primarily in developed markets within the Organization for
Economic Cooperation and Development (“OECD”). As of December 31, 2024, our Infrastructure credit team managed $5.9 billion in AUM.

•Cross-Platform Credit Products. Our platform initiatives include CTAC, our closed-end interval fund that invests across Carlyle’s entire credit platform, as well as cross-platform separately managed accounts that are tailored to invest across Carlyle’s credit platform based on the specific investment needs of individual investors. As of
December 31, 2024, the Global Credit platform initiatives represented $8.1 billion in AUM.
Global Capital Markets
•Carlyle Global Capital Markets. Carlyle Global Capital Markets (“GCM”) is a loan syndication and capital markets business that launched in 2018. The primary focus of GCM is to arrange, place, underwrite, originate and syndicate loans and underwrite and place securities of third parties and Carlyle portfolio companies through TCG
Capital Markets and TCG Senior Funding. TCG Capital Markets is a FINRA registered broker dealer. GCM may also act as the initial purchaser of such loans and securities. GCM receives fees, including underwriting, placement, structuring, transaction and syndication fees, commissions, underwriting and original issue discounts, interest payments and other compensation, which may be payable in cash or securities or loans, in respect of the activities described above and may elect to waive such fees.
The following table presents certain data about our Global Credit segment as of December 31, 2024 (dollar amounts in billions).

AUM	% of Total AUM	Fee-earning AUM	Available Capital	Active Funds	Investment Professionals
$192	44%	$154	$18	142	190+
Global Investment Solutions
Our Global Investment Solutions segment, established in 2011, provides comprehensive investment opportunities and resources for our investors and clients to build private equity portfolios through fund of funds, secondary purchases or financings of existing portfolios and managed co-investment programs. Investors can also invest across our platform through our closed-end tender offer CAPM funds, which have $1.9 billion in AUM as of December 31, 2024. Global Investment
Solutions executes these activities through AlpInvest, one of the world’s largest investors in private equity.
The primary areas of focus for our Global Investment Solutions teams include:
•Private Equity Secondary and Portfolio Finance Investments. Funds managed by AlpInvest build an investment portfolio of private equity owned assets through the acquisition of limited partnership interests in the secondary market and other types of transactions such as fund recapitalizations, portfolio restructurings and spin-outs, and portfolio financings. Private equity investors who desire to sell or restructure their pre-existing investment commitments to a fund may negotiate to sell the fund interests to AlpInvest. In this manner, AlpInvest’s secondary and portfolio finance investments team provides the full range of liquidity and restructuring solutions from debt to equity for third-party private equity investors. As of December 31, 2024, our secondary and portfolio finance investments program totaled $37.1 billion in AUM.
•Private Equity Co-investments. AlpInvest invests alongside other private equity and mezzanine funds in which it or certain AlpInvest limited partners typically has a primary fund investment throughout Europe, North America and Asia. These investments are generally made when an investment opportunity is too large for a particular fund and the sponsor of the fund therefore seeks to raise additional “co-investment” capital from sources such as
AlpInvest. As of December 31, 2024, our co-investment programs totaled $22.2 billion in AUM.
•Private Equity Fund Investments. Our fund of funds vehicles advised by AlpInvest make investment commitments directly to buyout, growth capital, venture and other alternative asset funds advised by other general partners. As of December 31, 2024, AlpInvest advised $23.9 billion in AUM in private equity fund investments.

The following table presents certain data about our Global Investment Solutions segment as of December 31, 2024
(dollar amounts in billions).

AUM	% of Total AUM	Fee-earning AUM	Fund Vehicles	Available Capital	Investment Professionals	Amount Invested Since Inception
$85	19%	$52	423	$25	100+	$98
Investment Approach
Global Private Equity
The investment approach of our GPE teams is generally characterized as follows:
•Consistent and Disciplined Investment Process. We believe our successful investment track record is the result, in part, of a consistent and disciplined application of our investment process. Investment opportunities for our GPE funds are initially sourced and evaluated by one or more of our deal teams. Deal teams consistently strive to be creative and look for deals in which we can leverage Carlyle’s competitive advantages, sector experience, and global platform. The due diligence and transaction review process places a special emphasis on, as appropriate and among other considerations, the reputation of a target company’s shareholders and management, the company’s or asset’s size and sensitivity of cash flow generation, the business sector and competitive risks, the portfolio fit, exit risks, and other key factors specific to a particular investment. In evaluating each deal, we consider what expertise or experience we can bring to the transaction to enhance value for our investors. Each investment opportunity must secure approval from the investment committee of the applicable investment fund to move forward. To help ensure consistency, we utilize a standard investment committee process across our GPE funds, although NGP follows its own policies and procedures with respect to its advised funds. The investment committee approval process involves a detailed review of the transaction and investment thesis, business, risk factors and diligence issues, as well as financial models.
•Distinctive Portfolio Construction Principles. We seek to proactively manage the construction of our portfolios through deliberate and thoughtful diversification across industries, geographies and cycles, and to avoid certain assets facing economic or industry headwinds. For example, our real estate portfolios have relatively little current exposure to commercial office properties, business hotels, and retail properties.
•Geographic- and Industry-Focused. We have developed a global network of local investment teams and have adopted an industry-focused approach to investing. Our extensive network of global investment professionals has the knowledge, experience and relationships on a local level that allows them to identify and take advantage of opportunities that may be unavailable to firms that do not have our global reach and resources. We believe that our global platform helps enhance all stages of the investment process, including by facilitating faster and more effective diligence, a deeper understanding of global industry trends and priority access to the capital markets. We have particular industry expertise in aerospace and government services, consumer, media and retail, financial services, healthcare, industrials, technology, real estate, natural resources, and infrastructure. As a result, we believe that our in-depth knowledge of specific industries improves our ability to source and create transactions, conduct effective and more informed due diligence, develop strong relationships with management teams and use contacts and relationships within these industries to drive value creation.
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
◦Insights. To supplement our investment expertise, we retain a group of approximately 45 operating executives and advisors as independent consultants to work with our investment teams, provide board-level governance and support and advise our portfolio companies. These operating executives and advisors are typically former
CEOs and other high-level executives of some of the world’s most successful corporations and currently sit on the boards of directors of a diverse mix of companies. Operating executives and advisors are independent consultants and are not Carlyle employees. Operating executives and advisors are often engaged by Carlyle primarily to assist with deal sourcing, due diligence and market intelligence. Operating executives and advisors may also be engaged and compensated by our portfolio companies as directors or to otherwise advise portfolio company management.
◦Data. The goal of our research function is to extract as much information as possible from our portfolio about the current state of the economy and its likely evolution over the near-to-medium term. Our corporate private equity investment portfolio includes 190 active corporate investments as of December 31, 2024, across a diverse range of industries and geographies that each generate multiple data points (e.g., orders, shipments, production volumes, occupancy rates, bookings). By evaluating this data on a systematic basis, we work to identify the data with the highest correlation with macroeconomic data and map observed movements in the portfolio to anticipated variation in the economy, including changes in growth rates across industries and geographies. We incorporate this proprietary data into our investment portfolio management strategy and exit decisions on an ongoing basis. We believe this robust data gives us an advantage over our peers who do not have as large of a global reach. Additionally, we are leveraging technological innovations and Artificial
Intelligence tools which offer operational efficiency potential across the deal life cycle from sourcing and diligence, all the way through to exits. These tools allow our deal teams to operate more efficiently by democratizing access to data analysis and automating more routine tasks allowing teams more time to focus on the key issues and drive greater investment insights.
◦Talent and Organization Performance. Our investment professionals work to enhance leadership and organizational effectiveness through proprietary and third-party data-driven assessments, best-practice playbooks, and knowledge-sharing forums.
◦Pursuing Best Exit Alternatives. In determining when to exit an investment, our investment teams consider whether a portfolio company or asset has achieved its objectives, the financial returns (including gross and net
MOIC and IRR) and the appropriate timing in industry cycles and company or asset development to strive for the optimal value. Each fund’s investment committee approves all exit decisions.
◦Value Creation. Our Global Portfolio Solutions team helps to translate our collaborative culture into services and operational capabilities supporting our investment process and portfolio companies and assets. Our approach ensures that Carlyle’s global network, deep industry knowledge, and operational expertise are used to support and enhance our investments.

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
As of December 31, 2024, over 60 portfolio companies are actively participating in the optional program, benefiting from more than 100 category arrangements and preferred vendor arrangements.
▪Sustainability. As a responsible global organization dedicated to driving value, Carlyle has invested in a framework and the necessary resources for understanding, monitoring, and managing material environmental, social, and governance (“ESG”) risks and opportunities across our portfolio. We believe ESG integration provides an additional lens to help us assess and mitigate risks and identify and capitalize on potential opportunities.
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
•Conduct Fundamental Due Diligence and Perform Capital Structure Analyses. After an opportunity is identified, our Global Credit investment professionals conduct fundamental due diligence to determine the relative value of the potential investment and capital structure analyses to determine credit worthiness. Our due diligence approach typically incorporates meetings with management, company facility visits, discussions with industry analysts and consultants and an in-depth examination of financial results and projections. In conducting due diligence, our
Global Credit team employs an integrated, cross-platform approach with industry-dedicated credit research analysts and non-investment grade expertise across the capital structure. Our Global Credit team also seeks to leverage resources from across the firm, utilizing information obtained from our more than 275 active portfolio companies and lending relationships, credit industry research team, in-house government affairs and economic research, and ESG teams.
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
Our Global Investment Offerings
The following table provides a breakout of the product offerings and related acronyms included in our total assets under management of $441 billion as of December 31, 2024 for each of our three global business segments (in billions):

Global Private Equity	$163.5	Global Credit	$192.4
Corporate Private Equity	$105.2	Insurance Solutions [4]	$76.9
U.S. Buyout (CP)	53.5	Liquid Credit	$50.0
Asia Buyout (CAP)	11.8	U.S. CLOs	36.6
Europe Buyout (CEP)	10.1	Europe CLOs	9.1
Carlyle Global Partners (CGP)	7.2	CLO Investment Products	2.3
Europe Technology (CETP)	5.7	Revolving Credit	2.0
Japan Buyout (CJP)	5.4	Private Credit	$65.5
U.S. Growth (CP Growth / CEOF)	3.0	Opportunistic Credit (CCOF / CSP)	19.5
Life Sciences (ABV / ACCD)	1.9	Aviation (SASOF / CALF)	12.6
Asia Growth (CAP Growth / CAGP)	1.2	Direct Lending [5]	10.9
Other [1]	5.4	Platform Initiatives (incl. CTAC)	8.1
Real Estate	$34.4	Asset-Backed Finance	7.6
U.S. Real Estate (CRP)	23.8	Infrastructure (CICF)	5.9
Core Plus Real Estate (CPI)	7.6	Other [6]	0.8
International Real Estate (CER)	3.1
Infrastructure & Natural Resources	$24.0	Global Investment Solutions	$85.1
NGP Energy [2]	10.6	Secondaries and Portfolio Finance (ASF / ASPF)	$37.1
Infrastructure & Renewable Energy [3]	7.5	Co-Investments (ACF)	$22.2
International Energy (CIEP)	5.9	Primary Investments & Other [7]	$25.8

Note: All amounts shown represent total assets under management as of December 31, 2024, and totals may not sum due to rounding. In addition, certain carry funds included herein may not be included in fund performance if they have not made an initial capital call or commenced investment activity.

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
Investor Relations
Our diverse and sophisticated investor base includes more than 3,100 active carry fund investors located in 87 countries. Included among our many longstanding fund investors are pension funds, sovereign wealth funds, insurance companies and high net worth individuals in the United States, Asia, Europe, the Middle East, and South America.
We have a dedicated investor relations team that strives to cultivate long-term, strategic partnerships with our limited partners. Our team combines strong segment sales with firm-level strategy and coordination to bring the best of Carlyle to our limited partners. In addition, our team consists of a combination of geographically focused professionals and dedicated product specialists who collaborate to deliver on investor needs. Investor relations also is supported by a central team responsible for data analytics and additional fulfillment responsibilities. Moreover, our Global Wealth team is dedicated to fundraising in the private wealth channel globally and is organized regionally within each of its three constituent segments: Registered Investment
Advisors, Wirehouse and Independent Broker Dealers, and Strategic Accounts. Global Wealth also includes dedicated marketing, product development, and support professionals who help drive fundraising efforts. We manage over $9 billion in
AUM in Global Wealth products as of December 31, 2024.
Our investor relations professionals are in regular dialogue with our fund investors, enabling us to monitor investor preferences and tailor future fund offerings to meet investor demand. We seek to secure a first-mover advantage with key investors, often by establishing a local presence and providing a broad and diverse range of investment opportunities. In addition, we endeavor to expand our partnerships by sharing our insights and perspectives on the market and investment environment, as well as discussing how we can help investors achieve their objectives. We also continue to use technology to augment our fund transparency and communication around insights, as well as facilitate consistent dialogue through both virtual and in-person meetings and events. This partnership approach to fundraising has been critical in raising $108 billion over the past three years, including nearly $41 billion in 2024.
As of December 31, 2024, approximately 93% of commitments (by dollar amount) were from investors who are committed to more than one product and approximately 76% of commitments (by dollar amount) were from investors who are committed to more than five products. We believe the loyalty of our carry fund investor base, as evidenced by our substantial number of multi-fund relationships, enhances our ability to raise new funds and successor funds in existing strategies.
Investor Services
We have a team of more than 900 investor services professionals worldwide. The investor services group performs a range of functions to support our investment teams, investor relations group, and the corporate infrastructure of Carlyle. Our investor services professionals provide an important control function, ensuring that transactions are structured pursuant to partnership agreements, assisting in global regulatory compliance requirements, and investor reporting to enable investors to easily monitor the performance of their investments. We have devoted substantial resources to creating comprehensive and timely investor reports, which are increasingly important to our investor base. The investor services group also works closely with the investment teams throughout each fund’s lifecycle, from fund formation and investments to portfolio monitoring and fund liquidation.
Structure and Operation of Our Investment Funds
We conduct the sponsorship and management of our carry funds and other investment vehicles primarily through limited partnerships, which are organized by us, to accept commitments and/or funds for investment from institutional investors and high net worth individuals. In general, each investment fund that is a limited partnership, or “partnership” fund, has a general partner that is responsible for the management and operation of the fund’s affairs and makes all policy and investment decisions relating to the conduct of the investment fund’s business. Generally, the limited partners of such funds take no part in the conduct or control of the business of such funds, have no right or authority to act for or bind such funds, and have no influence over the voting or disposition of the securities or other assets held by such funds, although such limited partners may vote on certain partnership matters, including the removal of the general partner or early liquidation of the partnership by majority vote, as discussed below. Most of our commingled funds also have an investor advisory committee, comprising representatives of certain limited partners, which may consider and/or waive conflicts of interest or otherwise consult with the general partner on certain partnership matters. In the case of certain separately managed accounts advised by us, the investor, rather than us, may control the asset or the investment decisions related thereto or certain investment vehicles or entities that hold or have custody of such assets.
Each investment fund and, in the case of our separately managed accounts, the client, engages an investment adviser that is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our investment advisers generally are entitled to a management fee from each investment fund or account for which they serve as investment advisers.
For a discussion of the management fees to which our investment advisers are entitled across our various types of investment funds, see “Incentive Arrangements / Fee Structure” below.
Private investment funds themselves typically do not register as investment companies under the Investment Company
Act of 1940, as amended (the “1940 Act” or the “Investment Company Act”), in reliance on Section 3(c) or Section 7(d)
thereof. Section 3(c)(7) of the 1940 Act exempts from the 1940 Act’s registration requirements investment funds whose securities, at the time of acquisition of such securities, are owned by “qualified purchasers” as defined under the 1940 Act who purchase their interests in a private placement. Section 3(c)(1) of the 1940 Act exempts from the 1940 Act’s registration requirements privately placed investment funds whose securities are beneficially owned by not more than 100 persons and who purchase their interests in a private placement. In addition, under certain current interpretations of the U.S. Securities and
Exchange Commission (the “SEC”), Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement. Certain of our investment funds, however, rely on other exemptions from the 1940 Act or register as investment companies under the 1940 Act or elect to be regulated as BDCs under the 1940 Act.
The governing agreements of the vast majority of our investment funds, other than our AlpInvest funds as discussed further below, provide that, subject to certain conditions, a majority in interest (based on capital commitments) of third-party investors in those funds have the right to remove the general partner of the fund for cause and/or to accelerate the liquidation date of the investment fund without cause. In addition, the governing agreements of many of our investment funds generally require investors in those funds to affirmatively vote to continue the commitment period in the event that certain “key persons”
in our investment funds do not provide the specified time commitment to the fund or our firm ceases to control the general partner (or similar managing entity) or the investment adviser or ceases to hold a specified percentage of the economic interests in the general partner (any such events, a “Key Person Event”).
With limited exceptions, our carry funds, BDCs, NGP predecessor funds, and certain other investment vehicles, are closed-end funds. In a closed-end fund structure, once an investor makes an investment, the investor generally is not able to withdraw or redeem its interest, except in very limited circumstances. Moreover, the governing agreement of each investment vehicle contains restrictions on an investor’s ability to transfer its interest in the fund. In the funds we advise that offer redemption rights, investors’ interests are usually locked up for a period of time after which investors may generally redeem their interests on a quarterly basis, to the extent that sufficient cash is available.

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
For the latest generation of our closed-end real estate funds, the length of the commitment period varies from fund to fund, typically running for a period of between four and five years from the final closing date, provided that the general partner may unilaterally extend such expiration date for one year and may extend it for another year with the consent of a majority of the limited partners for that fund. Investors in the latest generation of our closed-end real estate funds also are obligated to continue to make capital contributions with respect to follow-on investments and to repay indebtedness for a period of time after the original expiration date of the commitment period, as well as to fund partnership expenses and any applicable management fees during the life of the fund.
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
With respect to our Global Investment Solutions vehicles and separately managed accounts, other than certain evergreen products such as our CAPM funds, the commitment period generally runs for a period of one to five years after the initial closing date of the vehicle and the term of each of the funds generally will end 8 to 12 years from the initial closing date.
In some cases, the termination date may be later if extended by the general partner (in many instances with the consent of a majority in interest (based on capital commitments) of the investors or the investor advisory committee) for an additional period of up to three years, or until such time as is reasonably necessary for the general partner to be able to liquidate the fund’s assets.
Incentive Arrangements / Fee Structure
Fund Management Fees. We provide management services to funds in which we hold a general partner interest or with which we have an investment advisory agreement. For closed-end carry funds in the Global Private Equity segment, management fees generally range from 1.0% to 2.0% of limited partners’ capital commitments during the fund’s commitment period and thereafter, management fees generally are based on the lower of cost or fair value of invested capital. For closed-end carry funds in the Global Credit segment, management fees generally range from 1.0% to 2.0% of limited partners’ invested capital. Following the expiration or termination of the commitment period, the management fee rate may be reduced. These terms may vary for separately managed accounts, open-end funds, and longer-dated carry funds and other closed end funds. The investment adviser will receive management fees during a specified period of time, which generally is ten years from the initial closing date or, in some instances, from the final closing date, but such termination date may be earlier in certain limited circumstances or later (e.g., if extended for successive one-year periods, typically up to a maximum of two years, or until the disposition of the last investment). The terms of the investment advisory agreement and related agreements specify the frequency of when management fees are called (e.g., quarterly or semi-annually) and whether they are called in advance or in arrears.
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from
0.4% to 0.5% based on the total par amount of assets or the aggregate principal amount of notes in the CLO and are due quarterly. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The investment advisers will receive management fees for the CLOs until redemption of the securities issued by the CLOs. Management fees for the BDCs are due quarterly in arrears at annual rates that range from 1.0% of net asset value
(as adjusted for capital called, dividends reinvested, distributions paid, and issuer share repurchases made) to 1.5% of gross assets (excluding cash and cash equivalents). Management fees for CTAC are due monthly in arrears at the annual rate of 1.0%
of the month-end value of CTAC’s managed assets. Management fees for Carlyle Capital Income Fund (“CCIF”) are due monthly in arrears at the annual rate of 1.75% of the month-end value of CCIF’s managed assets. Carlyle Aviation Partners’
funds have varying management fee arrangements depending on the strategy of the particular fund. Under the strategic advisory services agreement with Fortitude, the Company earns a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability and which is due quarterly in arrears.
Management fees for certain of our perpetual capital strategies and separately managed accounts in Global Credit have annual rates that generally range from 0.10% to 0.75%, which are charged based on invested capital or the fair value of the underlying assets, though management fee arrangements vary depending on the strategy of the particular account.
The investment advisers of our Global Investment Solutions carry funds generally receive an annual management fee that ranges from 0.25% to 1.5% of the fund’s capital commitments or its committed capital to investments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period, the management fees generally range from 0.25% to 1.5% on (i) net invested capital, (ii) the lower of cost or net asset value of the capital invested, or
(iii) the net asset value for unrealized investments. Management fees are charged for the entire duration of the applicable Global
Investment Solutions carry funds based on (i) net invested capital of, (ii) net asset value of, plus unfunded commitments to, or
(iii) net invested capital of, plus unfunded commitments to, the underlying investments. The management fees we receive from our Global Investment Solutions carry fund vehicles typically are payable quarterly in advance. The investment adviser to the
CAPM funds generally is entitled to receive a management fee equal to 1.25% on an annualized basis of the respective fund’s net asset value, which is payable at least quarterly.
Our equity interest in NGP entitles us to an allocation of income equal to 55% of the management fee related revenues of the NGP entities that serve as advisors to the NGP Energy Funds.
The general partners or investment advisers of certain of our Global Private Equity carry funds from time to time receive customary transaction fees upon consummation of many of the fund’s acquisition transactions, receive monitoring fees from many of the fund’s portfolio companies following acquisition, and may receive other fees in connection with the fund’s activities. The ongoing monitoring fees that they receive generally are calculated either as a fixed amount or as a percentage of a specified financial metric of a particular portfolio company. The transaction fees that they receive generally are calculated either as a fixed amount or as a percentage (that generally ranges up to 1%, but may exceed 1% in certain circumstances) of the total enterprise value or capitalization of the investment. The management fees charged to investors in our carry funds generally are 100% of such funds’ allocable portions of such transaction fees, monitoring fees, and certain other fees that are received by the general partners and their affiliates. For our most recent vintages, management fees generally are not offset by fees received by GCM in connection with capital markets activities.
In addition, Carlyle Aviation Partners may receive servicing fees in connection with asset-backed financing transactions for certain Carlyle Aviation Partners funds, generally in the range of 2% of rents, incentive fees up to 5% of rents in the aggregate, and 3% of sales proceeds earned from such assets. To the extent the financing instruments are held by the funds, these fees are generally offset against management fees of the funds.
Performance Allocations. The general partner of each of our carry funds also receives carried interest from the carry funds. Carried interest entitles the general partner to a special residual allocation of profit on third-party capital. In the case of our closed-end carry funds, carried interest generally is calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% allocation (or approximately 2% to 12.5% in the case of most of our more mature Global Investment Solutions carry funds) of the net realized profit (generally taking into account unrealized losses)
generated by third-party capital invested in such fund. Net realized profit or loss is not netted between or among funds. Our senior Carlyle professionals and other personnel who work in these operations also own interests in the general partners of our carry funds in order to better align their interests with our own and with those of the investors in the funds, and such certain other personnel participate in a commingled carried interest pool program. Historically, we allocated a range of generally 45%
to 50% of any carried interest that we earned to those individuals and our carried interest pool program. Beginning on
December 31, 2023, we expect to allocate approximately 60% to 70% of performance allocations and incentive fees to our personnel.

For most carry funds, the carried interest is subject to an annual preferred return of 7% to 9% and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). These terms may vary on longer-dated funds, certain credit funds, and our external co-investment vehicles. If, as a result of diminished performance of investments later in the life of a closed-end fund, the fund does not achieve investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives in excess of the allocated carried interest, we will be obligated to repay the amount by which the carried interest that previously was distributed to us exceeds amounts to which we are ultimately entitled. This obligation, which is known as a “giveback” obligation, operates with respect to a given carry fund’s own net investment performance only and typically is capped at the after-tax amount of carried interest received by the general partner. Each recipient of carried interest distributions is individually responsible for his or her proportionate share of any “giveback” obligation, and we have historically withheld a portion of the cash from carried interest distributions to individuals as security for potential “giveback” obligations. However, we may guarantee the full amount of such “giveback”
obligation in respect of amounts received by Carlyle and certain other amounts. With respect to the portion of any carried interest allocated to the firm, we expect to fund any “giveback” obligation from available cash. Our ability to generate carried interest is an important element of our business and carried interest has historically accounted for a significant portion of our income.
The receipt of carried interest in respect of investments of our carry funds is dictated by the terms of the partnership agreements that govern such funds, which generally allow for carried interest distributions in respect of an investment upon a realization event after satisfaction of obligations relating to the return of capital from all realized investments, any realized losses, allocable fees and expenses, and the applicable annual preferred return. Carried interest ultimately is realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the investors have been reimbursed, (iii) the investment fund’s cumulative realized returns are in excess of the preferred return, and (iv) we have decided to collect carry rather than return additional capital to investors. Distributions to eligible senior Carlyle professionals in respect of such carried interest generally are made shortly thereafter. Our decision to collect carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to investors, and the length of time the fund has been in carry, as well as other qualitative measures. In substantially all cases, our Global Investment
Solutions funds are not eligible for carried interest distributions until all capital contributions for investments and expenses and the preferred return hurdle have been returned. Although Carlyle has seldom been obligated to pay a giveback obligation, such obligation, if any, in respect of previously realized carried interest, is determined and due upon the winding up or liquidation of a carry fund pursuant to the terms of the fund’s partnership agreement and in many cases the giveback also is calculated at prior intervals.
With respect to our separately managed accounts, BDCs, CCIF, our CAPM funds, and CTAC, carried interest generally is referred to as an “Incentive Fee.” Incentive Fees consist of performance-based incentive arrangements pursuant to management contracts when the return on AUM exceeds certain benchmark returns or other performance targets, and in certain cases are subject to any recovered losses. Incentive Fees are recognized when the performance benchmark has been achieved.
Under our arrangements with the historical owners of Carlyle Aviation Partners, we are entitled to 100% of the management fee related revenues and advisory fee related revenues of Carlyle Aviation Partners that serve as advisers or service providers of the Carlyle Aviation Partners funds and portfolios of investments.
With respect to our historical arrangements with NGP, we are entitled to an allocation of income equal to 47.5%
(40.0% or 42.75% in the case of certain funds) of the carried interest received by the general partners of certain current and future NGP Carry Funds. Pursuant to the updated employee compensation program, effective December 31, 2023, we expect to allocate approximately 60% to 70% of performance allocations received under these arrangements to our employees.
Under our arrangements with the historical owners and management team of AlpInvest, we generally do not retain any carried interest in respect of the historical investments and commitments to our fund of funds vehicles that existed as of July 1,
2011 (including any options to increase any such commitments exercised after such date). In some instances, we are entitled to
15% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and
2020. In certain instances, carried interest associated with the AlpInvest fund vehicles is subject to entity level income taxes in the Netherlands. In addition, in connection with the acquisition of Abingworth, we are entitled to 15% of carried interest generated from certain Abingworth funds.
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
Capital Invested in and Alongside Our Investment Funds
To further align our interests with those of investors in our investment funds, generally 3% – 5% of all capital commitments to our funds are made by Carlyle, our senior Carlyle professionals, advisors, and other professionals. Carlyle will generally commit up to 1% of capital commitments to our Global Private Equity and Global Credit carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We also intend to make investments in our
Global Investment Solutions carry funds, our open-end funds, our BDCs and other 1940 Act regulated vehicles, and our CLO vehicles. In addition, certain qualified Carlyle professionals and other qualified individuals (including certain individuals who may not be employees of the firm but who have pre-existing business relationships with Carlyle or industry expertise in the sector in which a particular investment fund may be investing) are permitted, subject to certain restrictions, to invest alongside the investment funds we sponsor and advise. Fees assessed or profit allocations on such investments by such persons may be eliminated or substantially reduced.
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
As of December 31, 2024, we employed more than 2,300 individuals, including more than 725 investment professionals, located in 29 offices across four continents.
Our Culture
Our employees around the globe are united by our culture, which is driven by our mission to invest wisely and create value. We seek to achieve our mission and deliver value to our shareholders and other stakeholders by creating a culture where employees strive to excel, deliver for the firm, challenge the status quo, and leverage diverse perspectives. In addition, we encourage our employees to leave their comfort zone and seek out a leading edge while working with passion, creativity, and a relentless determination to deliver for our shareholders and other stakeholders. We also seek to foster lateral working relationships across and beyond Carlyle while working as one team to drive long-term value creation. Moreover, we strive to lead by example in driving and embracing change.
Our People
At Carlyle, our success hinges on leveraging every opportunity to stay competitive in a complex, global investment landscape and to be responsive to the needs of our clients. We are committed to growing and cultivating our top talent and creating an environment that fosters and values the varied perspectives, backgrounds, experiences, and geographies of all our employees and other stakeholders.
Inclusive Leadership. We seek to foster a culture where all of our employees feel that they belong and everyone can excel. Inclusive leadership is one of our core leadership competencies, and all employees nominated for promotion to Managing
Director and Partner in 2024 were evaluated on their inclusive leadership and management skills. We also facilitate a global mentorship program designed to foster professional growth by pairing less experienced employees with seasoned mentors.
Leadership Programs. Our tailored leadership development programs focus on strengthening the communication, decision-making, and strategic thinking skills of our leaders to drive positive change and grow our competitive advantage.
Employee Resource Groups. Our employee resource groups are open to employees globally and are an integral part of our culture, providing members with opportunities to expand their awareness, share ideas, build connections, and participate in professional development.

Community and Industry Engagement. We seek to drive positive change in the communities in which we operate and invest, including by supporting several organizations around the world that expand opportunity and access to our industry.
Compensation and Benefits
We believe that competitive compensation and incentive programs are critical to hiring and retaining highly qualified people. We seek to provide a pay and benefits package that is competitive within the local marketplace for our industry to reward and retain our employees and attract and retain talent. Compensation comprises a base salary for salaried employees and compensation per hour for hourly employees in connection with satisfying the daily expectations of their roles. Our annual, discretionary performance-based bonus program is a significant component of our compensation program and rewards employees based on firm, segment, investment fund, department, and individual performance to directly align our employees with our financial performance and strategic goals. To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our firm, certain employees also are eligible to receive awards of restricted stock units and/or participate in our other long-term incentive programs. In order to further drive the alignment of the interests of our personnel with our shareholders and to improve retention of our personnel, a portion of the performance-based bonuses for 2024 was paid to Carlyle professionals receiving bonuses over a certain threshold in the form of a grant of restricted stock units that vests in installments over a period of three years. This was a significant expansion of the initial implementation of the bonus deferral program in 2023, which applied only to certain senior Carlyle professionals. In addition, in February 2024, we awarded restricted stock units with performance-based vesting conditions to a select number of senior
Carlyle professionals that have the accountability to help us achieve our growth objectives. These units are highly aligned with our shareholders as they only vest with share price appreciation.
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
Consistent with our guiding principle that building better businesses means investing responsibly and engaging in the communities where we work and invest, we encourage our employees to get involved where they live, work, and invest through our volunteer and wealth sharing programs. In 2024, more than 290 Carlyle employees gave over 490 philanthropic gifts, which we matched. These gifts supported over 220 nonprofit organizations globally. Carlyle employees also put their time and expertise to work through volunteer activities across our offices.
Sustainability
As a responsible global organization dedicated to driving value, Carlyle has invested in a framework and the necessary resources for understanding, monitoring, and managing material environmental, social, and governance (“ESG”) risks and opportunities across our portfolio. We believe ESG integration provides an additional lens to help us assess and mitigate risks and identify and capitalize on potential opportunities. Our ESG Policy outlines our approach to ESG integration and our resourcing, scope, and investment application.
We prioritize governance, reporting, and transparency on material sustainability and ESG-related matters. We publish an annual ESG report, Task Force on Climate-related Financial Disclosures (TCFD) report, and corporate sustainability disclosures, which utilize Global Reporting Initiative (GRI) Standards and provide an internationally recognized framework to communicate sustainability and ESG matters to our various stakeholders.
With respect to our investments, we may track certain ESG key performance indicators (KPIs) that we consider potentially relevant as drivers of risk mitigation and/or value creation across diverse geographies and assets for our corporate private equity and natural resources investments, including climate-related metrics.
Carlyle has an internal, dedicated Sustainability team with a breadth of experience to help identify critical ESG matters in our investment processes, as well as a network of outside experts to support our investment teams to selectively go deeper on important sustainability and ESG factors and identify potential growth opportunities for a given investment over our projected investment periods. We believe our approach to sustainability may strengthen corporate strategy, bring new ideas for operational efficiency, and help unlock financial value for certain portfolio companies.

Our Board of Directors oversees our firm’s approach to sustainability. The Board receives regular updates on our sustainability strategy and certain investment implications, and receives information on thematic topics, such as our approach to climate risk and opportunity. The Nominating and Corporate Governance Committee of the Board, which takes a leadership role in shaping our corporate governance, including our sustainability strategy, has appointed a member of the Board to serve as the Sustainability Lead, responsible for oversight of the firm’s work in this area. In addition, Carlyle’s Co-Heads of
Sustainability are directly responsible for our climate strategy, with ultimate oversight from the firm’s Chief Operating Officer.
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
Our Board of Directors oversees our enterprise risk management strategy, including our strategy on cybersecurity risks, directly and through its committees. In this respect, the Audit Committee of the Board of Directors oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Our Information Security Steering Committee (“ISSC”), which is chaired by our Chief Information Security Officer and composed of senior representatives from our business, compliance, and risk management departments, monitors threats and prioritizes the initiatives of our information security program. In addition, we seek to educate our employees on how to safeguard Carlyle’s information assets through security awareness training focused on cyber risks, as well as simulated phishing exercises that provide insight into the effectiveness of our security training. Employees serve an integral role in protecting
Carlyle’s data and attest to complying with various requirements both during onboarding and on an annual basis. See Item 1C
“Cybersecurity.”
Competition
As a global investment firm, we compete with a broad array of regional and global investment firms, as well as global banking institutions and other types of financial institutions and markets, for employees, investors, and investment opportunities. Generally, our competition varies across business lines, geographies, distribution channels, and financial markets.
We believe that our competition for investors is based primarily on investment performance, business relationships, the quality of services provided to investors, reputation and brand recognition, pricing, market sentiment, and the relative attractiveness of the particular opportunity in which a particular fund intends to invest. To stay competitive, we believe it also is important to be able to offer fund investors a customized suite of investment products that enable them to tailor their investments across the product offerings in our three global business segments. As we continue to target high net worth investors, we also face competition for these investors from mutual funds and investment firms that have competing retail products. We believe that competition for investment opportunities varies across business lines, but is generally based on industry expertise and potential for value-add, pricing, terms, and the structure of a proposed investment and certainty of execution.
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
Within our GPE segment, our main competitors for investment opportunities are generally other private equity sponsors, sovereign wealth funds, and operating companies acting as strategic acquirers, as well as real estate development companies and other infrastructure investment business. In our Global Credit segment, our main competitors are private credit strategies, business development companies, distressed debt funds, mezzanine funds, lessors of commercial aircraft, infrastructure lenders, other CLO issuers, and asset-backed lenders. In our Global Investment Solutions segment, our main competitors are other fund of funds managers and/or with advisers that are turning their business models towards discretionary investment advisory services. As larger sovereign wealth funds and pension funds pursue direct commitments and secondary transactions, our Global Investment Solutions funds may face increased competition for investments and co-investment opportunities.
Some of the entities that we compete with are substantially larger and have greater financial, technical, marketing, and other resources and more personnel than we do. Many of our competitors also have recently raised, or are expected to raise, significant amounts of capital and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities and investor capital. Some of these competitors also may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us when sourcing investment opportunities. In addition, some of our competitors may have higher risk tolerances, different risk assessments, or lower return thresholds, which could allow them to consider a wider range of investments and to bid more aggressively than us for investments. Strategic buyers also may be able to achieve synergistic cost savings or revenue enhancements with respect to a targeted portfolio company, which we may not be able to achieve through our own portfolio, and this may provide them with a competitive advantage in bidding for such investments.
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
Certain of our subsidiaries are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients, and general anti-fraud prohibitions. In addition, our registered investment advisers are subject to routine periodic and other examinations by the SEC staff. In accordance with our efforts to enhance our compliance program and in response to recommendations received from the SEC in the course of such examinations, certain additional policies and procedures have been put into place, but no material changes to our registered investment advisers’ operations have been made as a result of such examinations. Certain of our investment advisers also are subject to limited SEC disclosure requirements as “exempt reporting advisers.”
TCG Capital Markets L.L.C. (“TCG Capital Markets”) is Carlyle’s affiliated U.S. broker-dealer entity. TCG Capital
Markets is registered as a broker-dealer with the SEC and in 50 states, the District of Columbia, the Commonwealth of Puerto
Rico, and the Virgin Islands, and is a member of the Financial Industry Regulatory Authority (“FINRA”). In addition, TCG
Capital Markets operates under an international dealer exemption in the Canadian provinces of Alberta, British Columbia,
Manitoba, New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, Quebec, and Saskatchewan. TCG Capital
Markets may act as an underwriter, syndicator, or placement agent in securities offerings and TCG Senior Funding L.L.C. may act as an underwriter, originator, syndicator, or placement agent for loan originations. TCG Capital Markets also conducts U.S.-
based marketing and fundraising activities for our Global Private Equity, Global Credit, and Global Investment Solutions
business lines, and houses our anti-money laundering compliance function.
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
CECP Advisors LLP (“CECP”), one of our subsidiaries in the UK, is authorized under the FSMA and regulated by the
Financial Conduct Authority (the “FCA”). CECP has permission to undertake certain investment advisory and related activities in the UK—broadly these are advising on, and arranging deals in relation to certain types of, investments. CECP only is permitted to carry out these activities in relation to eligible counterparties and professional clients.
CELF Advisors LLP (“CELF”), another one of our subsidiaries in the UK, also is authorized and regulated by the
FCA, but has permission to undertake a broader range of regulated activities than CECP, namely, arranging deals in investments, advising on investments, managing investments, dealing in investments as agent, and arranging for the safeguarding and administration of assets. CELF only is permitted to carry out these activities in relation to eligible counterparties and professional clients.
In April 2024, the AlpInvest Partners LLP application for authorization was approved by the FCA. AlpInvest Partners
LLP now is authorized and regulated by the FCA with permission to carry on investment advisory and related activities, including advising on and arranging deals in relation to certain types of investments in relation to eligible counterparties and professional clients.

In 2022, we acquired Abingworth LLP (“Abingworth”), which is authorized and regulated by the FCA, with permissions for establishing, operating, or winding up a collective investment scheme, and managing an unauthorized AIF.
Abingworth only is permitted to carry out these activities in relation to eligible counterparties and professional clients.
Also in 2022, CECP appointed CIC Advisors LLP (“CIC”) as an appointed representative. Under the arrangement,
CECP, as the principal of CIC, has accepted regulatory responsibility for CIC of carrying out the activities of advising on investments and arranging deals in investments. Under the appointed representative arrangement, CIC only is permitted to carry out these activities in relation to eligible counterparties and professional clients.
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
The TMPR expired on December 31, 2023, though funds registered for marketing under the regime have now been offered landing slots to register with the UK’s Overseas Fund Regime. Any marketing of a new fund coming into existence after
December 31, 2020, must be under the UK’s national private placement regime or under the UK’s Overseas Fund Regime.
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
Authorized AIFMs are entitled to market their AIFs throughout the EEA under a marketing passport. Under the
AIFMD, an AIFM may, in addition to its fund management activity, be authorized to provide certain investment services that would otherwise require authorization under MiFID. Authorization under the AIFMD is currently available only to EEA fund managers. AlpInvest obtained authorization as an AIFM from the Authority for Financial Markets in the Netherlands (the
“AFM”) in 2015. AlpInvest also is licensed by the AFM to provide some of the additional investment services that are otherwise generally reserved to MiFID firms. CIM Europe obtained authorization as an AIFM in Luxembourg from the
Commission de Surveillance du Secteur Financier (“CSSF”) in early 2018. CIM Europe also was licensed by the CSSF in
October 2024 to provide additional MiFID investment services under its license. Carlyle Real Estate SGR S.p.A. registered at the Bank of Italy’s AIFM register under no.127 in 2017.
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

AIFMD. The UK also operates a national private placement regime under AIFMD, as onshored post-Brexit. Certain of
Carlyle’s funds currently are offered in selected member states of the EEA and UK in accordance with the national private placement regimes of the relevant jurisdiction.
On March 26, 2024, a directive amending the AIFMD, commonly referred to as “AIFMD II,” was published in the
Official Journal. Most of the changes will come into effect in 2026, subject to some grandfathering periods for certain requirements. AIFMD II imposes a number of amendments to the AIFMD, including more onerous delegation transparency requirements, enhanced substance requirements, additional liquidity management provisions for AIFMs to the extent that they manage open-ended AIFs, and revised regulatory reporting and investor disclosures requirements. It also imposes significant new requirements relating to the activities of funds that originate loans (which may affect a number of our funds), including new restrictions on the structure that such funds may take and leverage limits for funds with material loan origination activities.
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
In August 2021, Directive (EU) 2019/1160 and Regulation (EU) 2019/1156 (the “Cross-Border Marketing Rules”)
came into force in the European Union. The Cross-Border Marketing Rules were introduced to streamline certain aspects of marketing investment funds by harmonizing the ability for EU AIFMs to distribute AIFs across the EU, including by introducing a new regime for “pre-marketing.” These regulations also impose new restrictions and new obligations on fund managers that are pre-marketing their funds in the European Union. Moreover, some EU member states (but not all) also apply, or intend to apply, certain of the Cross-Border Marketing Rules to non-EU fund managers (including UK and U.S. fund managers) in relation to the process of marketing of their funds. Accordingly, our ability to market our funds in the European
Union will vary from country to country notwithstanding this pan-EU regulation.
As outlined above, certain of our European subsidiaries, notably CECP, CELF, and CIC in the United Kingdom, must comply with the regulatory framework established by MiFID (including as retained in the UK), which regulates the provision and conduct of investment services and activities throughout the EEA. Certain aspects of MiFID also apply to AlpInvest and
CIM Europe by virtue of their MiFID “top-up” permissions as part of their AIFMD authorizations and to CIM France by virtue of being a “tied agent” of CIM Europe. MiFID prescribes detailed requirements governing the organization and business conduct of investment firms, regulated markets, and certain other entities such as credit institutions to the extent they perform investment services or activities.
The latest iteration of MiFID, Directive 2014/65/EU (“MiFID II”) together with the accompanying Regulation (EU)
No 600/2014 (the “Markets in Financial Instruments Regulation” or “MiFIR”), extended the MiFID requirements in a number of areas and require investment firms to comply with more prescriptive and onerous obligations in relation to such things as:
costs and charges disclosure, product design and governance, the receipt and payment of inducements, the receipt of and payment for investment research, suitability and appropriateness assessments, conflicts of interest, record-keeping, best execution, transaction and trade reporting, remuneration, training and competence, and corporate governance. Failure to comply with MiFID II and its associated legislative acts could result in sanctions from national regulators, the loss of market access, and a number of other adverse consequences, which would have a detrimental impact on our business. Although the UK withdrew from the EU, its rules implementing MiFID continue to have effect and MiFIR has been adopted into UK law (subject to certain amendments to ensure it operates properly in a UK-specific context) in connection with this withdrawal. The EU has continued to introduce amendments to MiFID II. For example, in August 2022, EU MiFID firms who are providing financial advice and portfolio management had to carry out a mandatory assessment of the sustainability preferences of their clients.
Broadly, sustainability preferences address taxonomy alignment, Sustainable Finance Disclosure Regulation (“SFDR”)
sustainable investment alignment, and consideration of principal adverse impacts. EU MiFID firms must take these into account in the selection process of financial products. Further changes are expected to MiFID II.

The UK introduced a prudential regulatory framework for UK investment firms (the “Investment Firm Prudential
Regime” or the “IFPR”), which is closely based on an equivalent regulatory framework introduced at the EU-level through the
EU Investment Firm Regulation and Investment Firm Directive (together, “IFR/IFD”). The IFPR took effect from January 1,
2022, and applies to our subsidiaries that are UK investment firms under MiFID II, namely CECP, CELF, and AlpInvest
Partners LLP. Under the IFPR, among other requirements, CECP, CELF, and AlpInvest Partners LLP, are required to maintain a more onerous policy on remuneration, set an appropriate ratio between the variable and fixed components of total remuneration, and meet requirements on the structure of variable remuneration. These requirements may make it more difficult for us to attract and retain staff in certain circumstances. Importantly, the broad discretion for UK firms that used to be available to disapply certain remuneration rules on the basis of “proportionality” does not apply in relation to IFPR. Under IFPR, CECP,
CELF, and AlpInvest Partners LLP, are each required to also make public disclosures on their websites in relation to their (i)
own funds, own funds requirements, and governance structures, (ii) risk management, and (iii) remuneration, including quantitative information on remuneration paid to staff. IFPR has resulted in increased regulatory capital and liquidity adequacy requirements for CECP, in particular, and may continue to increase the costs of doing business and may impede intra-group capital and cash flows.
In the EU, IFR/IFD took effect from June 26, 2021, and represents a complete overhaul of “prudential” regulation in the EU and substantially increases regulatory capital requirements for certain investment firms and imposes more onerous remuneration rules, and revised and extended internal governance, disclosure, reporting, liquidity, and group “prudential”
consolidation requirements, among other things. IFR/IFD affects AlpInvest, one of our subsidiaries, because it is an AIFM in the Netherlands with top-up permissions to provide investment services. In particular, as AlpInvest’s AUM attributable to separate accounts regulated by MiFID II increases so will AlpInvest’s regulatory capital and liquidity adequacy requirements, which may increase the costs of doing business and may impede intra-group capital and cash flows. It is possible that in the future, CIM Europe also may have to comply with IFR/IFD in relation to its MiFID top-up permissions; however, Luxembourg does not currently apply the regime to AIFMs with MiFID top-ups.
The UK has introduced an important and substantial regime, the “Consumer Duty,” designed to improve outcomes for retail investors, which fully began to apply in July 2024 for both funds that still are open to investment and those that have already held their final close. Although Carlyle entities do not generally deal with consumers in the ordinary sense, the regime may apply to certain of our funds unless Carlyle can rely on an important exemption from the regime for products with certain minimum denomination. This exemption has been called into question by the FCA previously but continues to be available to asset managers of investment funds. If removed, this could make the impact of the Consumer Duty more significant and widespread and have important implications for Carlyle entities if they are unable to rely on another exemption. We intend to continue to work closely with external counsel and advisors to monitor any developments.
Other Jurisdictions
Certain of our subsidiaries are subject to registration and compliance with laws and regulations of non-U.S.
governments, their respective agencies, and/or various self-regulatory organizations or exchanges relating to, among other things, investment advisory services and the marketing of investment products, and any failure to comply with these regulations could expose us to liability and/or damage our reputation. Certain of our private funds also are required to comply with the trading and disclosure rules and regulations of non-U.S. securities regulators.
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
AlpInvest Partners Limited is licensed by the Hong Kong Securities and Futures Commission to carry on Type 4
(advising on securities) regulated activity in respect of professional investors.

Carlyle Mauritius Investment Advisor Limited and Carlyle Mauritius CIS Investment Management Limited are
licensed providers of investment management services in the Republic of Mauritius and are subject to applicable Mauritian securities laws and the oversight of the Financial Services Commission. Carlyle Mauritius Investment Advisor Limited holds a
“Foreign Institutional Investor” license from the Securities and Exchange Board of India, which entitles this entity to engage in limited activities in India. Carlyle Mauritius CIS Investment Management Limited holds a “Qualified Foreign Institutional
Investor” license from the China Securities Regulatory Commission, which entitles this entity to invest in certain permitted financial instruments (including equity) and derivatives traded or listed on exchanges in the People’s Republic of China.
Carlyle Australia Equity Management Pty Limited is licensed by the Australian Securities and Investments
Commission as an Australian financial services licensee and is authorized to carry on a financial services business to provide advice on and deal in financial products (managed investment schemes and securities) for wholesale clients.
Carlyle Japan Equity Management LLC (“CJEM”) is registered with the Financial Services Agency of Japan to carry out Type II Financial Instruments Business as a Financial Instruments Business Operator and it is also a member of the Type II
Financial Instruments Firms Association, a self-regulatory organization in Japan. Pursuant to this registration, CJEM is permitted to perform marketing activities to and private placements for specified investors with respect to interests in a limited partnership.
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
Carlyle MENA Investment Advisors Limited, a company limited by shares in the Dubai Financial Centre, holds a
Category 3C license issued by the Dubai Financial Services Authority and is authorized to arrange credit or deal in investments, advise on financial products or credit, and manage collective investment funds.
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
In addition, we and/or our affiliates and subsidiaries may become subject to additional regulatory demands in the future to the extent we expand our investment advisory business in existing and new jurisdictions. There are also a number of pending or recently enacted legislative and regulatory initiatives in the United States and around the world that could significantly impact our business. See Item 1A “Risk Factors—Risks Related to Regulation and Litigation—Extensive
regulation of our business affects our activities and creates the potential for significant liabilities and penalties, and could result in additional burdens on our business,” “Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business,”
and “Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.”
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
Website, Social Media Disclosure, and Availability of SEC Filings
Our website address is www.carlyle.com. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any
amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “SEC
Documents” portion of our “Shareholders” page on our website. You also may access the reports and other documents we file with the SEC at a website maintained by the SEC at www.sec.gov.
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
Our business and the businesses of the companies in which we invest are materially affected by conditions in the global financial markets, and economic conditions or other events throughout the world that are outside of our control, including, but not limited to, changes in interest rates, availability and cost of credit, inflation rates, availability and cost of energy, economic uncertainty, slowdown in global growth, changes in laws (including laws relating to taxation and regulations on the financial industry), disease, pandemics or other severe public health events, trade barriers, tariffs, commodity prices, currency exchange rates and controls, national and international political circumstances (including government contract terminations or funding pauses, government agency closures, government shutdowns, wars, terrorist acts, or security operations), geopolitical tensions and instability, social unrest, supply chain pressures, and the effects of climate change. Over the last several years, markets have been affected by the COVID-19 pandemic, significant increases in U.S. interest rates, inflationary pressures, sharp currency moves, heightened geopolitical tensions (including those between the United States and
China, Taiwan and China, Israel and Iran and the Axis of Resistance, and between Ukraine and Russia), the imposition of export controls, tariffs, and trade barriers, the imposition of economic and political sanctions (upon specific individuals or companies and country, industry, and sector-wide restrictions), ongoing trade negotiations with major U.S. trading partners, and changes in U.S. tax regulations. Moreover, our investment funds focused on Asia, and portfolio companies within non-Asia investment funds with significant operations or connectivity and reliance on Asia companies, and listed securities or debt instruments of companies or industries, could be impacted by any disruptions to the global supply chain that may result from escalating tensions, disputes, or potential conflicts in the region surrounding the Taiwan Strait. The resulting actions taken, the response of the international community, and other factors affecting trade with China or political or economic conditions in
Taiwan could disrupt the manufacture of several business critical products or hardware components, including semiconductors, which may impact sectors and industries regardless of their business proximity to the Taiwan Strait.
Over the twelve months ending on December 31, 2024, the S&P 500 rose by 23.0%, while the MSCI All Country
World Index (MSCI) increased by 15.0%. This robust full-year performance masks interim volatility. Notably, a shift in
Japanese monetary policy drove a sharp appreciation of the yen. This in turn disrupted long-standing carry trades whose funding leg rested on Japan’s low rates. The surge in the currency value triggered a selloff in Japanese equity markets. Liquidity pressures further exacerbated the selloff. For example, on August 5, 2024, the Nikkei 225 fell 12.4%, while the TOPIX fell
12.2%, their largest respective single day declines since 1987. Global equity markets were impacted as well, albeit to a lesser extent. These series of events highlighted how seemingly innocuous and not wholly unexpected changes in policies or other market conditions may quickly cascade into more significant movements. Factors that impact global markets, including inflation, interest rates, trade barriers such as tariffs, regulatory, and political environments, can be unpredictable and investor sentiment could change quickly in the future, while market volatility could accelerate in the face of negative macro, monetary, or geopolitical developments. If global markets become unstable, it is possible sellers of assets may readjust their valuations and attractive investment opportunities may become available. On the other hand, the valuations of certain assets we planned to sell in the near future could be negatively impacted, as well as the valuations of our portfolio companies and, as a result, our accrued performance revenues.
Market volatility also could adversely affect our fundraising efforts in several ways. Investors often allocate to alternative asset classes (including private equity) based on a target percentage of their overall portfolio. If the value of an investor’s portfolio decreases as a whole, the amount available to allocate to alternative assets (including private equity) could decline. In addition, investors often evaluate the amount of distributions they have received from existing funds when considering commitments to new funds. Through the first half of 2024, liquidity shortfalls across all private market asset classes produced persistent and meaningful negative cash flows—more capital calls than distributions—for 14 consecutive quarters, a phenomenon not seen on such a scale since the aftermath of the Global Financial Crisis. Cumulatively, across private market asset classes, contributions have exceeded distributions by nearly $470 billion since 2020. This has restricted investor liquidity, which in turn has reduced commitments to private capital assets. Investors also may weigh the likely impact of geopolitical tensions, cross-border regulations, and other factors such as general market volatility and/or a reduction in distributions to investors when considering their allocations to new investment funds. A decrease in the amount an investor commits to our funds could have an impact on the ultimate size of our funds and amount of management fees we generate.

The availability and cost of financing for significant acquisition and disposition transactions could be impacted if equity and credit markets experience heightened volatility. While base rates are elevated relative to recent historical norms, high yield credit spreads currently are very favorable and remain near historic lows; at 275 basis points, B-rated spreads sit just 40 basis points above the trough hit in the second quarter of 2007. Obtaining financings in both the high yield and leveraged loan markets currently is relatively easy. If credit markets weaken in the future, it is possible that we and our investment funds may not be able to consummate significant acquisition and disposition transactions on acceptable terms, or at all, if we or our funds are unable to finance these types of transactions on attractive terms or if the counterparty to the transaction is unable to secure suitable financing.
Global merger and acquisition volume totaled $3.5 trillion in 2024, a 12% increase from 2023. While total M&A activity appears to be normalizing, a retrenchment could cause a slowdown in our investment pace, which in turn could have an adverse impact on our ability to generate future performance revenues and to fully invest the available capital in our funds and reduce opportunities to exit and realize value from our fund investments. A slowdown in the deployment of our available capital could impact the management fees we earn on those carry funds and managed accounts that generate fees based on invested (and not committed) capital. A slowdown in the deployment of our available capital also could adversely affect our ability to raise and the timing of raising successor investment funds. In 2024, we invested nearly $22 billion through our carry funds.
The current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S.
foreign investment, trade, taxation, economic, environmental, and other policies under the new administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or a further escalation in conflicts in the Middle East and Eastern Europe, could lead to disruption, instability, and volatility in the global markets, which also may have an impact on our exit opportunities across negatively impacted sectors or geographies.
The new administration has decided to impose and may decide to impose additional steep tariffs on goods, materials, inputs, and intermediate parts with origins across numerous geographies. Such changes could materially increase input costs for our funds’ portfolio companies and depress margins. The new administration also may seek to reduce subsidies and roll back favorable terms for investments in renewable energy projects, which could adversely impact the performance of those strategies in our portfolio. The consequences of previously enacted legislation also could impact our business operations in the future. For example, bipartisan legislation enacted in 2018 has significantly increased and may continue to significantly increase the number and types of investment transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the
United States (“CFIUS”). Under the final regulations implementing the reform legislation, which became effective in 2020,
CFIUS has the authority to review, and potentially recommend that the President unwind, block, or impose conditions on certain non-controlling foreign investments in U.S. businesses that deal in certain ways with “critical technology,” “critical infrastructure,” and/or “sensitive personal data” of U.S. citizens (as those terms are defined in the regulations). In addition, in
September 2022, then-President Biden signed an Executive Order directing CFIUS to sharpen its scrutiny of foreign investment that could impact cybersecurity, quantum computing, biotechnology, and sensitive data. CFIUS’ expanded jurisdiction may reduce the number of potential buyers of and investors in U.S. companies and, accordingly, may limit the ability of our funds to realize value and/or exit from certain existing and future investments. Our flexibility in structuring or financing certain transactions may likewise be constrained and we are unable to predict whether and to what extent uncertainty surrounding economic and market conditions or adverse conditions or events in particular sectors may cause our performance to suffer.
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
Because our investment funds will generally make a limited number of investments, and such investments generally involve a high degree of risk, negative financial results in a few of an investment fund’s portfolio companies could severely impact the fund’s total returns. This could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. During such periods of weakness, our funds’ portfolio companies also may have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. In addition, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings or, in the case of certain real estate funds, the abandonment or foreclosure of investments, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company or real assets and a significant negative impact to the fund’s performance and consequently our operating results and cash flow, as well as to our reputation. Negative market conditions also could increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our Global Credit funds. Moreover, as capital markets activity slows, we may experience a corresponding reduction in the capital markets fees we earn through GCM in connection with activities related to the underwriting, issuance, and placement of debt and equity securities.

In addition, during periods of difficult market conditions or slowdowns, the valuations of the investments in our carry funds could suffer. If we were to realize investments at these lower values, we may not achieve investment returns in excess of return hurdles required to realize performance revenues or we may become obligated to repay performance revenues previously received by us. The payment of less or no performance revenues could cause our cash flow from operations to significantly decrease, which could materially and adversely affect our liquidity position and the amount of cash we have on hand to conduct our operations and to dividend to our stockholders. The generation of less performance revenues also could impact our leverage ratios and compliance with our term loan covenants. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets, which may not be available to us on acceptable terms or at all) to conduct our operations, which include, for example, funding significant general partner and co-investment commitments to our carry funds. In addition, during adverse economic and market conditions, we may not be able to renew or refinance all or part of our credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.
Our use of leverage may expose us to substantial risks.
We periodically use indebtedness as a means to finance our business operations, which exposes us to risks associated with using leverage. We are dependent on financial institutions extending credit to us on reasonable terms to finance our business. There is no guarantee that financial institutions will continue to extend credit to us or will renew the existing credit agreements we have with them on as favorable terms or at all, or that we will be able to refinance our outstanding notes or other obligations when they mature. In addition, the incurrence of additional debt in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and/or increase our cost of borrowing. As borrowings under our credit facility or any other indebtedness mature, we may be required to refinance them by entering into a new facility or issuing additional debt, which could result in higher borrowing costs, or to issue additional equity, which would dilute existing stockholders. We also could repay them by using cash on hand, cash provided by our continuing operations, or cash from the sale of our assets, which could reduce dividends to our stockholders. Moreover, we could have difficulty entering into new facilities or issuing debt or equity securities in the future on attractive terms, or at all.
From time to time, we may access the capital markets by issuing debt securities. For example, in 2021, we issued $500 million aggregate principal amount of 4.625% subordinated notes due May 2061. We also have senior notes with an aggregate principal amount of $1,375.0 million as of December 31, 2024, as well as a credit agreement that provides a $1.0 billion revolving facility with a final maturity date of April 29, 2027 (see Note 6, Borrowings, to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our senior and subordinated notes and credit agreements). The credit agreement contains financial and non-financial covenants with which we need to comply to maintain access to this source of liquidity. Noncompliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain financial or non-financial covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the credit agreement. In addition, to the extent we incur additional debt relative to our current level of earnings or experience a decrease in our level of earnings, our credit rating could be adversely impacted, which would increase our interest expense under our credit facility. Standard & Poor’s and Fitch both affirmed our “A-” credit rating with a stable rating outlook in
October 2024.
Our revenue, earnings, net income, and cash flow can all vary materially, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our common stock to decline.
Our revenue, earnings, net income, and cash flow can all vary materially due to our reliance on performance revenues.
We may experience fluctuations in our results, including our revenue and net income, from quarter to quarter due to a number of other factors, including timing of realizations, changes in the valuations of our funds’ investments, changes in the amount of distributions, dividends, or interest paid in respect of investments, changes in our operating expenses, and the degree to which we encounter competition, each of which may be impacted by economic and market conditions. Achieving steady growth in net income and cash flow on a quarterly basis may be difficult, which could in turn lead to large adverse movements or general increased volatility in the price of our common stock. We generally do not provide guidance regarding our expected quarterly operating results. The lack of guidance may affect the expectations of public market analysts and could cause increased volatility in our common stock price.
In addition, our cash flow may fluctuate significantly because we receive performance allocations from our carry funds only when investments are realized and achieve a certain preferred return. Performance allocations depend on our carry funds’
performance and opportunities for realizing gains, which may be limited. It takes a substantial period of time to realize the cash value (or other proceeds) of an investment. Even if an investment proves to be profitable, it may be a number of years before any profits can be realized, particularly if market conditions were unaccommodating. We cannot predict when, or if, any realization of investments will occur. The valuations of, and realization opportunities for, investments made by our funds could also be subject to high volatility as a result of uncertainty or potential changes to governmental policy with respect to, among other things, tax, trade, immigration, healthcare, labor, infrastructure, and energy.
Prior to our receiving any performance allocations in respect of realization of a profitable investment, 100% of the proceeds of that investment generally must be paid to the investors in that carry fund until they have recovered certain fees and expenses and achieved a certain return on all realized investments by that carry fund as well as a recovery of any unrealized losses. A particular realization event may have a significant impact on our results for that particular quarter that may not be replicated in subsequent quarters. We recognize revenue on investments in our investment funds based on our allocable share of realized and unrealized gains (or losses) reported by such investment funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue and possibly cash flow, which could further increase the volatility of our quarterly results. Because our carry funds have preferred return thresholds to investors that need to be met prior to our receiving any performance allocations, substantial declines in the carrying value of the investment portfolios of a carry fund can significantly delay or eliminate any performance allocations paid to us in respect of that fund because the value of the assets in the fund would need to recover to their aggregate cost basis plus the preferred return over time before we would be entitled to receive any performance allocations from that fund.
The timing and receipt of performance allocations also varies with the life cycle of our carry funds. During periods in which a relatively large portion of our assets under management is attributable to carry funds and investments in their
“harvesting” period, our carry funds would make larger distributions than in the fundraising or investment periods that precede harvesting. During periods in which a significant portion of our AUM is attributable to carry funds that are not in their harvesting periods, we may receive substantially lower performance allocations.
Given our focus on achieving superior investment performance and maintaining and strengthening investor relations, we may reduce our AUM, restrain its growth, reduce our fees, or otherwise alter the terms under which we do business when we deem it in the best interest of our investors—even in circumstances where such actions might be contrary to the near-term interests of our stockholders.
From time to time if we decide it is in the best interests of our stakeholders, we may take actions that could reduce the profits we could otherwise realize in the short term. While we believe that our commitment to treating our investors fairly is in the long-term interest of us and our stockholders, our stockholders should understand we may take actions that could adversely impact our short-term profitability, and there is no guarantee that such actions will benefit us in the long term. The means by which we seek to achieve superior investment performance in each of our strategies could include limiting the AUM in our strategies to an amount that we believe can be invested appropriately in accordance with our investment philosophy and current or anticipated economic and market conditions. In addition, we may seek to exit or end unprofitable or subscale investments, which may reduce our AUM, including Fee-earning AUM, and/or management fees while generally improving our FRE margins. We also may voluntarily reduce management fee rates and terms for certain of our funds or strategies when we deem it appropriate, even when doing so may reduce our short-term revenue. For instance, in order to enhance our relationship with certain fund investors, we have reduced management fees or ceased charging management fees on certain funds in specific instances. In certain investment funds, we have agreed to charge management fees based on invested capital or net asset value as opposed to charging management fees based on committed capital. In certain cases, we have provided “fee holidays” during which we do not charge management fees for a certain period of time. We also may receive requests to reduce management fees on other funds in the future. See “Risks Related to Our Business Operations—Risks Related to the Assets We Manage—Our
investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
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

We also may take other actions, including waiving management fees for a particular investment or fund, that could adversely impact our short-term results of operations when we deem such action appropriate. Moreover, we typically delay the realization of carried interest to which we are otherwise entitled if we determine (based on a variety of factors, including the stage of the fund’s life cycle and the extent of fund profits accrued to date) that there would be an unacceptably high risk of potential future giveback obligations. Any such delay could result in a deferral of realized carried interest to a subsequent period. See “Risks Related to Our Company—Our revenue, earnings, net income, and cash flow can all vary materially, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our common stock to decline.”
We depend on our senior Carlyle professionals, including our Chief Executive Officer, and the loss of their services or investor confidence in such personnel could have a material adverse effect on our business, results of operations, and financial condition.
We depend on the efforts, skill, reputations, and business contacts of our Chief Executive Officer, Harvey M.
Schwartz, our co-founders and other senior Carlyle professionals, the information and deal flow they generate during the normal course of their activities, and the synergies among the diverse fields of expertise and knowledge held by our professionals. Accordingly, our success will depend on the continued service of these individuals, who are not obligated to remain employed with us. Several key personnel have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key personnel will have on our ability to achieve our investment objectives. For example, the governing agreements of many of our funds generally provide investors with the ability to terminate the investment period in the event that certain “key persons” in the fund do not meet the specified time commitment to the fund or our firm ceases to control the general partner. The loss of the services of any such persons could have a material adverse effect on our revenues, net income, and cash flows and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future. Our senior Carlyle professionals possess substantial experience and expertise and have strong business relationships with our investors and other members of the business community. As a result, the loss of these personnel could jeopardize our relationships with such parties and result in the reduction of AUM or fewer investment opportunities.
We historically have relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and become less effective as incentives for them to continue to be employed by us. We might not be able to provide future senior Carlyle professionals with interests in our business to the same extent or with the same tax consequences from which our existing personnel previously benefited. For example, U.S. federal income tax law currently imposes a three-
year holding period requirement for carried interest to be treated as long-term capital gains. The holding period requirement may result in some of the carried interest received by such individuals being treated as ordinary income, which would materially increase the amount of taxes that such key personnel would be required to pay. In addition, the tax treatment of carried interest continues to be an area of focus for policymakers and government officials, which could result in further regulatory action by federal or state governments. See “Risks Related to Taxation—Changes in relevant tax laws, regulations, or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate, tax liability, and/or the performance of certain funds should unexpected taxes be assessed to portfolio investments (companies) or fund income.” Moreover, possible increases in state tax rates or changes to the tax treatment of, or the levying of additional taxes on, carried interest, along with changing opinions regarding living in some geographies where we have offices, may adversely affect our ability to recruit, retain, and motivate our current and future professionals.
We strive to maintain a work environment that reinforces our culture where employees strive to excel, deliver for the firm, challenge the status quo, and leverage diverse perspectives. If we do not continue to develop and implement the right processes and tools to maintain this culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, and results of operations.
Recruiting and retaining our professionals has become more difficult and may continue to be difficult in the future, which could adversely affect our business, results of operations, and financial condition.
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior
Carlyle professionals and other employees. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior Carlyle professionals and other employees to strategically recruit, retain, and motivate talented personnel, including senior Carlyle professionals. The market for qualified professionals is extremely competitive across levels and areas of expertise, and we may not be successful in our efforts to recruit, retain, and motivate these professionals. There also has been a shift to a hybrid work model and, in our recruiting efforts, we have seen increased focus by prospective candidates on remote and hybrid work arrangements and arrangements providing more flexibility, including around location.
Although we generally have moved to a hybrid work model in which many of our employees are permitted to work remotely for a designated portion of their working time and are expected to come to a Carlyle office for a designated portion of their working time, we continue to see focus on remote work arrangements. We also have experienced upward pressure on compensation packages given the increased competition to hire and retain talented personnel, and we may be required to adjust the amount of cash compensation and types, terms, and amounts of equity incentives we provide to our employees, which could have positive or negative effects on the financial metrics commonly used to measure our performance. Even when we offer top-
of-market compensation packages, we may not be able to attract and retain all of our desired personnel due to shifting employee priorities. In addition, the minimum retained ownership requirements and transfer restrictions to which equity incentives are subject in certain instances lapse over time, may not be enforceable in all cases, and can be waived. There is no guarantee that the noncompetition and nonsolicitation agreements to which certain of our senior Carlyle professionals are subject, together with our other arrangements with them, will prevent them from leaving, joining our competitors, or otherwise competing with
us. In addition, there is no assurance that such agreements will be enforceable in all cases. These noncompetition and nonsolicitation agreements also expire after a certain period of time, at which point such senior Carlyle professionals would be free to compete against us and solicit our clients and employees. In this respect, in April 2024, the U.S. Federal Trade
Commission (“FTC”) published a final rule that would generally prohibit post-employment noncompete clauses (or other clauses with comparable effect) in agreements between employers and their employees, subject to limited exceptions, although enforcement of the final rule has been enjoined. We are continuing to monitor the status of the final rule, including with the new administration, and the impact it may have on our ability to recruit and retain our professionals.
We have granted and expect to grant equity awards in respect of our shares of common stock. This includes awards from our Equity Incentive Plan, with respect to which our shareholders approved an additional 19.0 million shares for the issuance of awards at our 2024 Annual Meeting of Shareholders, and an award of restricted stock units to our Chief Executive
Officer in connection with his hiring, which were granted outside of the Equity Incentive Plan and with respect to which, as of
December 31, 2024, we have granted a total of approximately 7.2 million restricted stock units (including dividend equivalent units that are credited on such award). The prior and future grants of equity awards in respect of our shares of common stock have caused and will cause dilution. While we evaluate the grant of equity awards from our Equity Incentive Plan to employees on an annual basis, the size of the grants, if any, is made at our discretion and may vary significantly from year-to-year, including as the result of special programs or significant senior personnel hirings. If we increase the use of equity awards from our Equity Incentive Plan in the future, expenses associated with equity-based compensation may increase materially. In 2024, we incurred equity compensation expenses of $467.9 million in connection with grants of restricted stock units. In February
2024, we granted a total of 13.2 million restricted stock units to senior Carlyle professionals that are eligible to vest in installments over a period of three years based on the achievement of absolute stock price targets of 120% (which were satisfied during the fourth quarter of 2024), 140%, and 160% of the applicable starting share price. In addition, in February 2025, we granted a total of 4.8 million restricted stock units to Carlyle professionals. Following the foregoing grants, taken together with other restricted stock unit grants since the initial approval of the Equity Incentive Plan in June 2021, there were 25.7 million remaining shares of common stock available for grant under the Equity Incentive Plan.
As of December 31, 2024, our employees held an aggregate of 17.2 million unvested restricted stock units, which vest over various time periods (generally from one year to three-and-a-half years from the date of grant) and/or subject to the achievement of various performance targets. All of the shares of common stock held by our co-founders are fully vested. In order to recruit and retain existing and future senior Carlyle professionals and other key personnel, we may need to increase the level of compensation that we pay to them, which could include grants of significant amounts of restricted stock unit awards or other equity incentive awards under our Equity Incentive Plan. Accordingly, as we promote or hire new senior Carlyle professionals and other key personnel over time or attempt to retain the services of certain of our key personnel, we may increase the level of compensation we pay to these individuals, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability.
We may expand into new investment strategies, geographic markets, businesses, and types of investors, or seek to expand our business or change our strategic focus with new strategic initiatives, which may result in additional risks and uncertainties in our businesses.
Our organizational documents do not limit our ability to enter into new lines of business, and we may expand into new investment strategies, geographic markets, businesses, types of investors, and investment products. We intend to seek to grow our businesses by increasing AUM in existing businesses, pursuing new investment strategies (including investment opportunities in new asset classes), developing new types of investment structures and products (such as publicly listed vehicles, separately managed accounts, and structured products), expanding into new geographic markets and businesses and seeking investments from investor bases we have traditionally not pursued, such as individual investors, which subject us to additional risk. See also “Risks Related to Our Business Operations—Risks Related to the Assets We Manage—We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to retail investors, which could expose us to new and greater levels of risk.” We have opened many offices to conduct our asset management and capital markets businesses around the world in Europe, the Middle East, and Asia-Pacific, which we intend to grow and expand.
We also have launched a number of new investment initiatives in various asset classes or geographies, and increasingly manage investment vehicles owned by individual investors, which subject us to additional risk. Introducing new types of investment structures and products could increase the complexities involved in managing such investments, including ensuring compliance with applicable regulatory requirements and terms of the investment vehicles.
Our organic growth strategy focuses on providing resources to foster business expansion, such that we achieve a level of scale and profitability. Given our diverse platform, these initiatives could create conflicts of interests with existing products, increase our costs, and expose us to new market risks and legal and regulatory requirements. The success of our organic growth strategy also will depend on, among other things, our ability to correctly identify and create products that appeal to the limited partners of our funds and vehicles. While we have made significant expenditures to develop these new strategies and products, there is no assurance that they will achieve a satisfactory level of scale and profitability.
We have pursued and may continue to pursue growth through acquisitions of, or investments in, new businesses, other investment management companies, acquisitions of critical business partners, strategic partnerships, other alternative or traditional investment managers, or other strategic initiatives that also may include entering into new lines of business. In addition, we expect opportunities will arise to acquire other alternative or traditional investment managers. For example, in
August 2022, we acquired Abingworth, a life sciences investment firm, to expand our healthcare investment platform with the addition of nearly $2 billion in AUM and a specialized team of over 20 investment professionals and advisors. The integration of Abingworth with us, and Carlyle’s corresponding entry into the life sciences industry, may pose some or all of the risks noted below. See “Risks Related to Our Business Operations—Industry Risks Related to the Assets We Manage—Our
investments in the life sciences industry may expose us to increased risks.”
To the extent we make strategic investments or acquisitions, undertake other strategic initiatives, expand into new investment strategies or geographic markets, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:
•the required investment of capital and other resources;
•delays or failure to complete an acquisition or other transaction in a timely manner or at all, which may subject us to damages or require us to pay significant costs;
•lawsuits challenging an acquisition or unfavorable judgments in such lawsuits, which may prevent the closing of the transaction, cause delays, or require us to incur substantial costs, including costs associated with the indemnification of directors;
•the failure to realize the anticipated benefits from an acquired business or strategic partnership in a timely manner, if at all;
•combining, integrating, or developing operational and management systems and controls, including an acquired business’s internal controls and procedures;
•integration of the businesses, including the employees of an acquired business;
•disagreements with joint venture partners or other stakeholders in our strategic partnerships;
•the additional business risks of the acquired business and the broadening of our geographic footprint;
•properly managing conflicts of interests;
•our ability to obtain requisite regulatory approvals and licenses without undue cost or delay and without being required to comply with material restrictions or material conditions that would be detrimental to us or to the combined organization;
•our ability to comply with new regulatory regimes; and
•becoming subject to new laws and regulations with which we are not familiar, or from which we are currently exempt, which may lead to increased litigation and regulatory risk and costs.

Operational risks (including those associated with our business model), system security risks, breaches of data protection, cyberattacks, or actions or failure to act by our employees or others with authorized access to our networks, including our ability to insure against such risks, may disrupt our businesses, result in losses, or limit our growth.
We, our vendors, investors, and other stakeholders rely heavily on financial, accounting, information, and other data processing systems. Collectively, we face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data, or disable, degrade, or sabotage our systems. These security threats originate from a wide variety of sources, including known or unknown external third parties and current or former employees and contractors who have or had access to our facilities, systems, and information.
There has been an increase in the frequency and sophistication of the security threats we face, with thwarted attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as a global investment management firm, we hold a significant amount of confidential and sensitive information about our investors, our portfolio companies, potential investments, and our employees. More specifically, threat actors have demonstrated increasing sophistication in their use of social engineering techniques, executive impersonations, and social media platforms to victimize users and tarnish our brand. Similar issues arise with concentration of services with key service providers such as cloud storage and email services, which also have experienced occasional minor outages.
Those who have or had authorized access to our networks, including current and former employees and contractors, may introduce vulnerabilities in our systems by user error or if they are the target of “phishing,” social engineering, bribery, coercion, or harbor malice toward us. We therefore have implemented a security awareness training program. The objective of this program is to inform Carlyle personnel and contractors of their responsibility for information security and includes online training, live awareness events, and phishing simulations. This training is in addition to our existing required onboarding and annual cybersecurity trainings. In addition, trends to outsource additional work, particularly information technology work, introduce heightened risks such as improper access management, near-term productivity loss, and threats arising from contractor machines accessing Carlyle networks.
We cannot know the potential impact of future cyber incidents, which vary widely in severity and scale, potential new facts or circumstances related to previously detected cyber incidents, or previously undetected cyber incidents. There can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems, especially because the cyber-attack techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources. We do not have controls in place for every possible risk, and if any of the controls we put in place do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack, or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our funds and investors, regulatory investigations, intervention and fines, and reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or otherwise indemnified. Significant security incidents at competitor global investment firms in which we are not directly impacted could indirectly lead to increased costs from investor due diligence, revisions to insurance premiums, and more extensive and/or frequent regulatory inspections.
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
Our technology, data, and intellectual property and the technology, data, and intellectual property of our portfolio companies also are subject to a heightened risk of theft, disruption, or compromise to the extent we and our portfolio companies engage in operations outside the United States, particularly in those jurisdictions that do not have comparable levels of protection of proprietary information and intangible assets, such as intellectual property and customer information and records.
In addition, we and our portfolio companies may be required to compromise protections or forgo rights to technology, data, and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse consequence on us or our investments.
A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. For example, systemic risks such as a massive and prolonged global failure of Amazon or Microsoft’s cloud services could result in cascading catastrophic systems failures. We also may need to commit additional management, operational, and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. The market for hiring talented professionals, including IT, AI, privacy, and cybersecurity professionals, is competitive and we may not be able to grow at the pace we desire.
In addition, we and our portfolio companies may not be able to obtain or maintain sufficient insurance (including cyber insurance) on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse effect on our business. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, cyber incidents, fraud, business interruption, and various other potential claims, whether or not such claims are valid. Insurance and other safeguards may only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Because of market conditions, premiums, and deductibles for certain insurance policies, particularly directors and officers, cyber, and property insurance, have increased substantially across the industry and may increase further and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. Moreover, the dollar amount of claims and/or the number of claims we experience also may increase at any time, which may have the result of further increasing our costs.
Certain losses of a catastrophic nature, such as wars, systemic risk associated with cyber-kinetic warfare, earthquakes, floods, typhoons, pandemics (such as COVID-19), terrorist attacks, or other similar events may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our investment funds, and their portfolio companies. In general, losses related to terrorism and catastrophic nation-state hacks are becoming harder and more expensive to insure against. In this respect, some insurers are excluding coverage of terrorist acts and catastrophic nation-state hacks from their all-risk policies. In some cases, insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, we, our investment funds, and their portfolio companies may not be insured or fully insured against terrorism or certain other catastrophic losses.
Our portfolio companies also rely on data and processing systems and the secure processing, storage, and transmission of information including highly sensitive financial, medical, and critical infrastructure data. A disruption or compromise of these systems, including from a cyber-attack, cyber-incident, or other outage, could have a material adverse effect on the value of these businesses. Our investment funds may invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have adverse consequences on our investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.
Failure to maintain the security of our information and technology networks, including personally identifiable information, intellectual property, and proprietary business information, could have a material adverse effect on us.
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, investors, potential investors, and others, in our data centers, on our networks, on our cloud environments, and with our third-party service providers. Such data may be subject to U.S. and foreign data protection and privacy laws and other contractual obligations. The secure processing, maintenance, and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, including mechanisms for governance, strategy, and risk management, there can be no assurance that these measures and investments will provide adequate protection. In this respect, the COVID-19 pandemic exacerbated these risks due to heavier and continued reliance on online communication and a hybrid work environment that continues, which may be less secure, and there has been a significant increase in malicious cyber activity involving ransomware, extortion, and business email compromise. In 2024, Carlyle experienced no material cyber incidents and responded promptly and effectively to routine events, such as user errors, incidental data leakage, phishing campaigns, system misconfigurations, software failures, and vendor breach notifications, resulting in no material harm to Carlyle.
In addition, we and our employees have been and expect to continue to be the target of fraudulent calls and emails, the subject of impersonations, and fraudulent requests for money, including attempts to redirect material payment amounts to fraudulent bank accounts, and other forms of spam attacks, phishing or other social engineering, supply chain attacks, ransomware, or other events. We also have been, and could in the future be, the target of a type of wire transfer fraud known as business email compromise where a third party seeks to benefit from misrepresenting an employee or fund investor by improperly authorizing a wire transfer or change in wire instructions. While our policies and procedures have been largely effective against this fraud to date, a significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee, or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, noncompliance with our contractual or other legal obligations regarding such data or intellectual property, or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation, or regulatory actions against us by the U.S. federal and state governments, the
European Union, or other jurisdictions, or by various regulatory organizations or exchanges. Such an event also could disrupt our operations and the services we provide to investors, damage our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position, and investor confidence.
Use of artificial intelligence technology by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
The use of artificial intelligence and machine learning technologies (collectively, “AI Technologies”), and the overall adoption of AI Technologies throughout society, create opportunities for us, our funds, investment vehicles and accounts, and portfolio companies, as well as new and unpredictable competitive, operational, legal, and regulatory risks. We use and plan to expand our use of AI Technologies in connection with our business and investment activities and selections, and our portfolio companies and investments also use such technologies. We and our portfolio companies continue to evaluate the rapidly evolving landscape of AI Technologies. Actual use of AI Technologies varies across our business, funds and portfolio companies, and investments. While we expect, from time to time, to adopt and adjust usage policies and procedures governing the use of AI Technologies by our personnel, there is a risk of misuse of such AI Technologies, failure of such AI Technologies to be available or to perform, or data leakage on account of use of such AI Technologies, any of which could cause a material harm to us or our portfolio companies. In addition, some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on artificial intelligence, to address investor demands or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.
In addition, AI Technologies are reliant on the collection and analysis of large amounts of data and complex algorithms. In this respect, it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate. Therefore, it is expected that the data in such models will contain a degree of inaccuracy and error, potentially to a material degree, and that such data and algorithms could otherwise be inadequate or flawed, which would likely degrade the effectiveness of AI Technologies and could adversely impact us and our portfolio companies and investments to the extent we or they rely on the work product of such AI Technologies. We expect to be involved in the collection of such data only in the context of limited custom development of tools supporting bespoke AI product developments, but these tools are likely to contain and produce inaccurate information from time to time that will be difficult to identify and mitigate.
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

Moreover, use of AI Technologies may include the input of sensitive personal information, trade secrets, and other protected data by both us and third parties and could result in the exposure of such information, for example, by becoming part of a dataset that is generally accessible by AI Technologies applications and users. AI Technologies and their current and potential future applications, including in the private investment and financial sectors, continue to rapidly evolve, and our use of
AI Technologies may require compliance with legal or regulatory frameworks that are not fully developed or tested and which may subject us to litigation and regulatory actions. For example, the EU has enacted the AI Act and various other jurisdictions have proposed or finalized laws that create regulatory risk around the use of AI Technologies or threaten to limit or eliminate our ability to use AI Technologies. It is impossible to predict the full extent of current or future risks related thereto.
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
For example, in March 2022, the SEC issued a proposed rule, which was finalized in July 2023, requiring public companies to report material cybersecurity incidents on Form 8-K and mandate disclosure of cybersecurity risk management, strategy, and governance. In light of these proposed and final rules and the focus of federal regulators on cybersecurity generally in recent years, we expect continued and increasing SEC enforcement activity related to cybersecurity matters, including by the SEC’s Office of Compliance Inspections and Examinations in its examination programs, where cybersecurity has been prioritized with an emphasis on, among other things, proper configuration of network storage devices, information security governance, and policies and procedures related to retail trading information security.
Although we maintain cybersecurity controls designed to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that we believe are compliant, but the SEC deems otherwise. In addition, many jurisdictions in which we operate have other laws and regulations relating to data privacy, cybersecurity, data transfers, data localization, and protection of personal information. Our use of AI technologies also could subject us to additional cybersecurity risks as well as regulatory scrutiny. See “Risk Related to Our Company—Use of artificial intelligence technology by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.” Any regulatory investigation into compliance with these laws and regulations would be costly and could lead to significant fines, service interruption, loss of licensure, and other harms to the Company.
In the European Economic Area (“EEA”), the General Data Protection Regulation (“GDPR”) establishes requirements applicable to the processing of personal data, affords data protection rights to individuals, and imposes penalties for violations of each EEA state’s law implementing the GDPR, including those that result in serious data breaches. In addition, Brexit took effect in January 2020, which has led to the introduction of the UK GDPR and further legislative changes that increased the burden of processing and transferring personal data of EEA and UK residents. To satisfy these requirements, we may need to make use of alternative data transfer mechanisms such as standard contractual clauses approved by the European Commission, or the International Data Transfer Agreement approved by the UK Information Commissioner’s Office (“ICO”). Any future updates to data transfer rules may require us to expend significant resources to update our contractual arrangements and to otherwise comply with such obligations. In particular, while the UK GDPR remains materially equivalent to the GDPR at present, the UK government recently has introduced the draft Data (Use and Access) Bill which, if it becomes law, has the potential to impact the finding by the European Commission on June 28, 2021 that the UK provides adequate protection for personal data transferred from the EEA to UK. This would, in turn, increase our compliance burden with respect to the transfer of personal data between the EEA and UK. We may experience additional costs to comply with these changes, should they take effect and, more generally, we, our third-party service providers, and our customers face the potential for the ICO and regulators in the EEA to apply different standards to the transfer of personal data from the UK and EEA to the United States and other jurisdictions. Moreover, the EEA and the UK are considering or have enacted a variety of other laws and regulations such as the Digital Operational Resilience Act, or DORA (EEA), Online Safety Act (UK), and the Artificial Intelligence Act

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
In addition, the National Intelligence Law (“NIL”), coupled with the Espionage Act, allows authorities to request organizations like Carlyle and its portfolio companies to provide necessary support, assistance, and cooperation to the Chinese government. The NIL codifies broad police power, including the ability for intelligence officials to enter relevant restricted areas and venues, learn from and question relevant organizations, and collect relevant files, materials, or items, including electronic information.
The costs of compliance with, and other burdens imposed by, the PIPL, CSL, DSL, and NIL, along with any other cybersecurity and related laws in China, could have an adverse impact on our business and increase our compliance burden. A determination by the Chinese government that Carlyle or its portfolio companies have violated one of these laws could result in a variety of penalties, including fines of up to 5% of global revenues, warnings, disgorgement, suspension of business activities or licenses, shutting down websites or applications that collect sensitive information, and revocation of business licenses or relevant permits. Certain penalties also can apply to individual staff members responsible for a violation. The lack of clarity and regulatory guidance on some issues adds to the compliance risks. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or comply with Chinese laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability and could damage our reputation and adversely affect our business and the business of our portfolio companies.
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
In the United States, federal privacy legislation is being considered by Congress and may lead to significant new obligations for us and our portfolio companies. In the interim, a number of state laws are being passed, such as the California
Consumer Privacy Act (“CCPA”), which took effect in January 2020. The CCPA provides for enhanced consumer protections for California residents, a private right of action for certain data breaches that is expected to increase related litigation, and statutory fines for CCPA violations. In addition, the CCPA requires covered companies to provide certain disclosures to
California residents and provides such residents ways to opt-out of certain sales of personal information.
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
Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties, and could result in additional burdens on our business.
Our business is subject to extensive regulation, including periodic examinations, inquiries, and investigations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, also are empowered to conduct examinations, inquiries, investigations, and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures, or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships, or the commencement of a civil or criminal lawsuit against us or our personnel.
In recent years, the financial services industry has been the subject of heightened scrutiny, which is expected to continue to increase, and the SEC has specifically focused on private equity and the private funds industry. In this respect, the
SEC’s stated examination priorities and published observations from recent examinations have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices, allocation of investment opportunities, investor side letter terms, consistency of firms’ practices with disclosures, handling of material non-
public information and insider trading, disclosures of investment risk, conflicts of interest, adherence to notice, consent and other contractual requirements regarding limited partnership advisory committees and compliance policies, and procedures with respect to conflicts of interest. The SEC’s stated examination priorities also have included investment advisers’ and funds’
compliance with recently adopted rules, including those referenced herein. Statements by SEC staff in 2024 and the SEC’s enforcement and rulemaking activities reflected a focus on certain of these topics and on bolstering transparency in the private funds industry, including with respect to fees earned and expenses charged by advisers.
In addition, the SEC has proposed and, in some instances, adopted a number of rules related to private funds and private fund advisors that impact our business and operations. Many of these rules have faced legal challenges, and the future of several proposed rules is uncertain given the new administration. For example, on June 5, 2024, the U.S. Court of Appeals for the Fifth Circuit vacated rules and amendments to existing rules under the Investment Advisers Act of 1940, which were adopted by the SEC in August 2023 (collectively, the “Private Fund Adviser Rules”). The SEC did not seek reconsideration of the Fifth Circuit’s June ruling by the July 24, 2024 deadline, and the future of the Private Fund Adviser Rules is in doubt.
Moreover, the SEC (in May 2023) and the SEC and CFTC jointly (in February 2024) adopted changes to Form PF, a confidential form relating to reporting by private fund advisers and intended to be used by the Financial Stability Oversight
Counsel (“FSOC”) for systemic risk oversight purposes, that expand existing reporting obligations. Such increased obligations may increase our costs, including if we are required to spend more time, hire additional personnel, or buy new technology to comply effectively.
The SEC also has proposed several other rules that may impact our operations. For example, an October 2022 SEC proposal would, if adopted, impose substantial obligations on registered investment advisers to conduct initial due diligence and ongoing monitoring of a broad universe of service providers that we may use in our investment advisory business. If adopted, these new rules could significantly increase compliance burdens and associated regulatory costs and complexity for us and enhance the risk of regulatory action, which could adversely impact our reputation and our fundraising efforts, including as a result of regulatory sanctions. Moreover, in February 2023, the SEC proposed extensive amendments to the custody rule for
SEC-registered investment advisers, which would apply to all assets of an advisory client, including real estate and other assets that generally are not considered securities under the federal securities laws. If adopted, the amendments would require, among other things, that qualified custodians maintain possession of and control of assets of advisory clients and participate in or effectuate any changes of such assets’ beneficial ownership. There is a lack of clarity as to whether all assets held by our advisory clients can be custodied in a manner that satisfies the proposed rule or whether existing qualified custodians will provide custodial services for such assets at a reasonable cost or at all. If adopted, these amendments could expose our registered investment advisers to additional regulatory liability, increase compliance costs, and impose limitations on our investing activities. The future of these proposed rules is in doubt, particularly given the successful legal challenge to the
Private Fund Adviser Rules and new administration.
Moreover, we regularly are subject to requests for information, inquiries, and informal or formal investigations by the
SEC and other regulatory authorities, with which we routinely cooperate, and which have included review of historical practices that were previously examined. Such investigations previously have and may in the future result in penalties and other sanctions. SEC actions and initiatives can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our or our personnel’s activities, or changing our historic practices. Even if an investigation or proceeding did not result in a sanction, or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding, or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.
Certain states and other regulatory authorities have required investment managers to register as lobbyists, and we have registered as such in a number of jurisdictions. Other states or municipalities may consider similar legislation or adopt regulations or procedures with similar effect. These registration requirements impose significant compliance obligations on registered lobbyists and their employers, which may include annual registration fees, periodic disclosure reports, and internal recordkeeping.
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
The Dodd-Frank Act added section 13 to the BHC Act, commonly referred to as the “Volcker Rule,” which (together with its implementing regulations), among other things,  generally prohibits, subject to certain exceptions, any “banking entity” (generally defined as (i) any insured depository institution, subject to certain exceptions including for a depository institution that (together with every company that controls it) has $10 billion or less in total consolidated assets and trading assets and liabilities that are less than 5% of total consolidated assets, (ii) any company that controls such an institution, (iii) a
non-U.S. bank that is treated as a bank holding company for purposes of U.S. banking law, and (iv) any affiliate or subsidiary of the foregoing entities) from sponsoring, acquiring, or retaining an ownership interest in a fund that is not subject to the provisions of the 1940 Act in reliance solely upon either Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. The Volcker Rule
also authorizes the imposition of additional capital requirements and certain other quantitative limits on such activities engaged in by certain nonbank financial companies that have been determined to be systemically important by the Financial Stability
Oversight Council (“FSOC”) and subject to supervision by the Federal Reserve, although such entities are not expressly prohibited from sponsoring or investing in such funds.
In addition, the Dodd-Frank Act imposes a regulatory structure on the “swaps” market, including requirements for clearing, exchange trading, capital, margin, reporting, and recordkeeping. The CFTC has finalized many rules applicable to swap market participants, including business conduct standards for swap dealers, reporting and recordkeeping, mandatory clearing for certain swaps, exchange trading rules applicable to swaps, initial and variation margin requirements for uncleared swap transactions, and regulatory requirements for cross-border swap activities. These requirements could reduce market liquidity and adversely affect our business, including by reducing our ability to enter swaps.
The Dodd-Frank Act also authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. On May 16, 2016, the SEC and other federal regulatory agencies proposed a rule that would apply requirements on incentive-based compensation arrangements of “covered financial institutions,” including certain registered investment advisers and broker-dealers above a specific asset threshold. This rule, if adopted, could limit our ability to recruit and retain investment professionals and senior management executives. However, the proposed rule remains pending and may be subject to significant modifications. In addition, as directed under the Dodd-Frank Act, on October 26,
2022, the SEC adopted final rules under which companies listed on the NYSE and Nasdaq are required to adopt “clawback”
policies that mandate recovery by companies of certain incentive-based compensation awarded to current and former executives in the event of an accounting restatement.
Our investment adviser affiliates and subsidiaries are required to comply with a variety of periodic reporting and compliance-related obligations under applicable federal and state securities laws (including, without limitation, the obligation of such investment adviser and other affiliates to make regulatory filings with respect to the funds and their activities under the
Advisers Act (including, without limitation, Form ADV or Form PF)). Relatedly, we may be required to provide certain information regarding some of the investors in our funds to regulatory agencies and bodies to comply with applicable laws and regulations, including the U.S. Foreign Corrupt Practices Act, as amended (“FCPA”) and Freedom of Information Act. In light of the heightened regulatory environment in which we operate and the ever-increasing regulations applicable to private investment funds and their investment advisors, it has become increasingly expensive and time-consuming for us and the funds to comply with such regulatory reporting and compliance-related obligations. For example, Form PF requires our investment advisers report financial and other information regarding the funds and their investment and, in May 2023 and February 2024, the SEC adopted amendments to Form PF that represent a significant expansion of existing reporting obligations that are expected to increase the scope and frequency of reporting in connection with the funds and their activities. In addition, in 2023, the SEC adopted new or amended rules that accelerate the filing deadlines for companies to make filings of beneficial ownership and expand the scope of instances where such a filing is required, require certain asset managers to file with the SEC on a monthly basis certain data related to their short sales activity, and require annual reporting of how they voted on say-on-
pay proxy matters. Similarly, Rule 206(4)-1 under the Advisers Act, which became fully effective in late 2022, modified the advertising rules that SEC-registered investment advisers are subject to, and among other things, enhanced certain disclosure and substantiation requirements.
The SEC has adopted certain rules and proposed multiple other rules that will impact the business operations and compliance obligations of Carlyle’s investment advisers and funds, including under the Advisers Act in relation to the safeguarding of client assets, cybersecurity risk governance, the outsourcing of certain functions to service providers, changes to the SEC’s privacy rule (which were adopted in May 2024 and will be effective as of December 2025), and the use of predictive data such as through the use of AI technologies and associated conflicts of interest. See “Risks Related to Regulation and Litigation—Laws and regulations relating to privacy, data protection, data transfers, data localization, and data security worldwide may limit the use and adoption of our services and adversely affect our business.” It is unclear whether the SEC will continue to pursue these rulemakings following the appointment of a new SEC chairperson, and the SEC’s regulatory priorities under new leadership and under the new administration remain uncertain.
The SEC has proposed numerous, and adopted certain, new and amended rules that would apply to market participants that Carlyle regularly interacts with, including with respect to broker-dealers’ execution of trades and clearance and settlement of trades. These rules could affect Carlyle’s business by making it more costly financially or otherwise burdensome for Carlyle to engage in certain business transactions. The SEC also has adopted or proposed numerous new and amended rules that would apply to market participants that we regularly interact with as counterparties or to our other business activities, including broker-dealers’ execution of trades and clearance and settlement of trades. These rules could affect our business by making it more costly financially or burdensome for us to engage in certain business transactions.
In September 2023, the SEC adopted amendments to its fund names rule to require that funds subject to the Investment
Company Act of 1940 whose names suggest that its investments incorporate one or more ESG factors must adopt a policy to invest at least 80% of their assets consistently with this policy. The compliance date for this amendment to the names rule is
December 2025.
In August 2024, FinCEN issued a final rule that requires certain investment advisers, including registered investment adviser, to, among other measures, adopt an anti-money laundering and countering the financing of terrorism (“AML/CFT”)
program and file certain reports, such as suspicious activity reports, with FinCEN and to maintain additional records related to such activities. The SEC has been delegated responsibility for examining investment advisers’ compliance with these requirements. The rule, which is set to go into effect in January 2026, will likely impose additional regulatory obligations related to AML/CFT on us.
As part of a sweep investigation of financial services and investment advisory firms, in October 2022, the Company received from the SEC a request for information related to the preservation of certain types of electronic business communications (e.g., text messages and messages on WhatsApp, WeChat, and similar applications) as part of the Company’s books and records. On January 13, 2025, the SEC announced a settlement with several of the firms that were part of the sweep investigation, including the Company. Under the settlement, the Company paid a civil penalty of $8.5 million and agreed to implement certain limited remedial measures, for failure to maintain and preserve such electronic communications in its books and records under the Advisers Act. See “Risks Related to Regulation and Litigation—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties, and could result in additional burdens on our business.”
Various federal, state and local agencies have in the past and may in the future focus on the role of placement agents, finders, and other similar service providers in the context of investment by public pension plans and other similar entities, including investigations and requests for information and, in connection therewith, new and/or proposed rules and regulations in this arena may increase the possibility that our investment advisers and their affiliates may be exposed to claims and/or actions that could require an investor to withdraw from a fund. In addition, our investment advisers are subject to Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. Our broker-dealer entities are subject to similar regulations promulgated by FINRA. Any failure on our part to comply with these rules (or similar state or other rules adopted now or in the future) could expose us to significant penalties, loss of fees, and reputational damage.
There has been growing regulatory interest, particularly in the U.S., UK, and EU (which may be looked to as models in growth markets), in improving transparency around how asset managers and issuers define and measure ESG performance, in order to allow investors to validate and better understand sustainability claims. We, our affiliates, our funds, and their portfolio companies may be subject to disclosure laws and regulations related to a range of sustainability matters, including, but not limited to, greenhouse gas emissions; climate change risks; and human rights matters. Impacts may include those connected with an entity’s own operations and upstream and downstream value chain, including through its products and services, as well as through its business relationships (the “Sustainability Disclosure Laws”). Compliance with the Sustainability Disclosure
Laws may require the implementation of or changes to systems and procedures for the collection and processing of relevant data and related internal and external controls, changes to management and/or operational obligations, and dedication of substantial time and financial resources. The compliance burden and related costs may increase over time. Failure to comply with applicable Sustainability Disclosure Laws may lead to investigations and audits, fines, other enforcement action or liabilities, or reputational damage. For example, the SEC established a Climate and ESG Enforcement Task Force in March
2021 and has brought enforcement actions against a few investment advisers alleging inadequate disclosures and policies and procedures related to ESG; and while there is still uncertainty as to the SEC’s focus over the next few years, enforcement activity in this area may continue in the future. At the same time, regulators and other stakeholders have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to sustainability and diversity, equity, and inclusion initiatives, including the enactment or proposal of “anti-ESG” and “anti-DEI” legislation or policies. If our practices do not meet evolving stakeholders’ expectations and standards, or if we are unable to satisfy all stakeholders, our reputation, ability to attract or retain employees, financial condition, results of operations, and cash flows could be negatively impacted.
We, together with our affiliates, funds, and their portfolio companies, could become subject to additional regulation and/or risk of regulatory scrutiny in the future, and we cannot guarantee that our current approach will meet future regulatory requirements, reporting frameworks, or best practices, increasing the risk of related enforcement. Compliance with new requirements also may lead to increased management burdens and costs for us.
The current regulatory environment in the United States may be impacted by future legislative developments.
Financial services regulation, including regulations applicable to our business, has increased significantly in recent years, and may in the future be subject to further enhanced governmental scrutiny and/or increased regulation, including resulting from changes in U.S. executive administration or Congressional leadership. On January 20, 2025, Donald J. Trump and JD Vance
became President and Vice President of the United States, respectively. The nature, timing, and economic effects of potential future changes to the current legal and regulatory framework affecting financial institutions under the Trump administration is highly uncertain. None of Carlyle or its affiliates can predict the ultimate impact of the foregoing on us, our business and investments, or the private equity industry generally, and any prolonged uncertainty could also have an adverse impact on our business and funds. Future changes may adversely affect our operating environment and therefore our business, operating costs, financial condition and results of operations. In addition, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.
It is difficult to determine the full extent of the impact on us of any new laws, regulations, or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, impact our ability to generate revenue, require the attention of our senior management, or result in limitations on the manner in which we conduct our business. We also anticipate there may be an increase in regulatory investigations of the trading and other investment activities of private funds, including our investment funds. Compliance with any new laws or regulations (including recent heightened SEC scrutiny regarding adviser compliance with advisers’ own internal policies) could make compliance more difficult and expensive, affect the manner in which we conduct our business, and adversely affect our profitability. Moreover, existing rules and future rule changes could increase our risk of exposure to additional regulatory scrutiny, litigation, censure, and penalties for noncompliance or perceived noncompliance, which in turn would be expected to adversely (potentially materially) affect us and our reputation and to negatively impact our ability to conduct business. This, in turn, may increase the need for broader insurance coverage by fund managers, including us.
The short-term and long-term impact of the Basel capital standards remains uncertain.
In June 2011, the Basel Committee on Banking Supervision, an international body composed of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations and certain other types of financial institutions. The Basel III standards were revised in 2017 as part of a package of reforms referred to as “Basel IV” (or more recently, “Basel III Endgame”) by the banking industry. These standards generally require banks to hold more capital, predominantly in the form of common equity, than under the previous capital framework, reduce leverage, and improve liquidity standards. U.S. federal banking regulators, including the Federal
Reserve, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation, have adopted final regulations to implement these standards for U.S. banking organizations; however, the future of such adoptions is in doubt with the new administration.
Any continued adoption of these rules could restrict the ability of banks to maintain certain levels or types of capital market exposures under the present structure of their balance sheets, and cause these entities to raise additional capital in order to stay active in our marketplaces. As a result, their businesses, results of operations, financial condition, or prospects could be materially adversely affected, which in turn could have unintended adverse consequences for us, through higher borrowing costs, reduced access to certain types of credit, and increased costs and difficulty for us or our funds to enter into transactions in the normal course of our business. Moreover, these increased regulatory responsibilities and increased costs could reduce trading by a number of market participants, which could in turn adversely impact liquidity and increase volatility in the markets and expose our funds to greater risks in connection with their trading activities.
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
Prudential regimes for EU and UK investment firms. From June 26, 2021, the Investment Firm Regulation and the
Investment Firm Directive (together, “IFR/IFD”) replaced the prudential framework that applied previously to EU investment firms. IFR/IFD represents a complete overhaul of “prudential” regulation (i.e., capital adequacy, liquidity adequacy, governance, remuneration policies and practices, public transparency, and regulatory reporting) in the EU and substantially increases regulatory capital requirements for certain investment firms and imposes more onerous remuneration rules, and revised and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements
(among other things). IFR/IFD affects AlpInvest, one of our subsidiaries, because it is an alternative investment fund manager in the Netherlands with MiFID top-up permissions to provide investment services. It is possible that, in the future, CIM Europe also may have to comply with IFR/IFD in relation to its MiFID top-up permissions; however, Luxembourg does not currently apply the regime to AIFMs with MiFID top-ups.
The UK has implemented its own version of IFR/IFD, the Investment Firms Prudential Regime (the “IFPR”), which took effect from January 1, 2021. The IFPR applies to our subsidiaries that are UK investment firms under the post-Brexit UK-
retained Markets in Financial Instruments Directive (as restated, “MiFID II”), namely CECP, CELF, and subject to FCA approval, AlpInvest Partners LLP. Under the IFPR, among other requirements, both CECP and CELF and subject to FCA approval, AlpInvest Partners LLP, are required to maintain a more onerous policy on remuneration, set an appropriate ratio between the variable and fixed components of total remuneration, and meet requirements on the structure of variable remuneration. These requirements may make it more difficult for us to attract and retain staff in certain circumstances. IFPR also resulted in increased regulatory capital and liquidity adequacy requirements for CECP, in particular, which may continue to increase the costs of doing business and may impede intra-group capital and cash flows.
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
In April 2024, AIFMD II was adopted and published in the Official Journal, which means that AIFMD II will apply from April 2026 onward, subject to grandfathering periods for certain requirements. AIFMD II imposes a number of amendments to the AIFMD, including more onerous delegation requirements, enhanced substance requirements, additional liquidity management provisions for AIFMs to the extent that they manage open-ended AIFs, and revised regulatory reporting and investor disclosures requirements. It also imposes significant new requirements relating to the activities of funds that originate loans (which may affect a number of our funds), including new restrictions on the structure that such funds may take and leverage limits for funds with material loan origination activities.
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
CBDF Directive and CBDF Regulation. In August 2021, two main legislative instruments, Directive (EU) 2019/1160
(the “CBDF Directive”) and Regulation (EU) 2019/1156 (the “CBDF Regulation”), came into effect. The CBDF Regulation and CBDF Directive lay out, among other things, general principles to be adhered to by fund managers when drafting pre-
marketing and marketing communications. The legislative instruments also harmonize the pre-marketing requirements across the EEA by requiring EU AIFMs to notify their local regulator of their intention to pre-market in certain EEA jurisdictions within two weeks of pre-marketing having begun. These directives and regulations apply to CIM Europe and AlpInvest.
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
Post-Brexit, Solvency II was onshored in the UK. In November 2022, His Majesty’s Treasury (“HM Treasury”) issued its response to its consultation on a review of Solvency II, outlining the areas of reform that would be delivered through changes to the UK Prudential Regulation Authority’s (“PRA”) rules and legislation. Two consultation papers have since followed, the first published on June 29, 2023, and the second on September 28, 2023. The first consultation paper focused on simplifying the existing framework with the intent of reducing the administrative and reporting requirements (and in turn, costs)
for UK insurance firms. The second consultation paper included proposals to reform insurers’ matching adjustment mechanism, with the intention of widening the categories of assets that insurers can hold in their portfolios. It is unclear at this stage the extent to which the proposed amendments to the UK’s version of Solvency II will come into effect or have an indirect impact on our businesses.
MiFID II. The recast Markets in Financial Instruments Directive and Markets in Financial Instruments Regulation
(collectively referred to as “MiFID II”) came into effect on January 3, 2018. Although the UK has now withdrawn from the EU, its rules implementing the recast Markets in Financial Instruments Directive continue to have effect and the Markets in
Financial Instruments Regulation has been onshored into UK law (subject to certain amendments to ensure it operates properly in a UK-specific context) in connection with such withdrawal. MiFID II amended the then-existing MiFID regime and, among other requirements, introduced new organizational and conduct of business requirements for investment firms in the EEA.
Certain requirements of MiFID II also apply to AIFMs with a MiFID “top-up” permission, such as AlpInvest.
MiFID II extended MiFID requirements in a number of areas such as the receipt and payment of inducements
(including investment research), suitability and appropriateness assessments, conflicts of interest, record-keeping, costs and charges disclosures, best execution, product design and governance, and transaction and trade reporting. Under MiFID II, national competent authorities also are required to establish position limits in relation to the maximum size of positions that a relevant person can hold in certain commodity derivatives. The limits apply to contracts traded on trading venues and their economically equivalent OTC contracts. The position limits established, as amended from time to time, and our ability to rely on any exemption thereunder may affect the size and types of investments we may make. Failure to comply with MiFID II and its associated legislative acts could result in sanctions from national regulators, the loss of market access, and a number of other adverse consequences that would have a detrimental impact on our business. Certain aspects of MIFID II and Markets in
Financial Instruments Regulations (“MiFIR”) are subject to review and change in both the EU and the UK.
Swiss Marketing Regulations. The Swiss Financial Services Act (FinSA) and the Financial Institution Act (FinIA)
came into force on January 1, 2020, with a transition period that ended on December 31, 2021. FinSA seeks to protect clients of financial service providers and to establish comparable conditions for the provision of financial services by financial service providers (FSP), and thus contributes to enhancing the reputation and competitiveness of Switzerland’s financial center. FinIA introduces coordinated supervision for the various categories of financial institutions: portfolio managers, trustees, managers of collective assets, fund management companies, and securities firms. The Swiss regulations have an impact on the offering and marketing foreign investment fund shares into Switzerland on a cross-border basis and creates new requirements for financial service providers.
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
In September 2023, the European Commission launched a consultation on SFDR in the form of a questionnaire, the product of which, including the amended rules, are commonly referred to as “SFDR II.” Compliance with any new requirements under SFDR II may lead to increased management burdens and costs, and we cannot guarantee that our current approach to compliance will meet future regulatory requirements, reporting frameworks, or best practices, which could increase the risk of related enforcement actions.
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
There is a risk that a significant reorientation in the market following the implementation of these sustainable finance regulations and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or allegations or evidence of “greenwashing.” There also is a risk that market expectations in relation to the SFDR categorization of financial products could adversely affect our ability to raise
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
The reporting requirements are phased in from 2024, with the first reports including audited information on sustainability-related matters being published in 2025 to cover the 2024 fiscal year. There still is uncertainty around the specific requirements of CSRD reporting as the sector-specific reporting standards under CSRD are still due to be published within delegated acts and only the draft standards are currently available. There can be no assurance that adverse developments with respect to such risks will not adversely affect assets held by our funds in certain countries or the returns from these assets.
The FCA introduced a regulatory framework that focused on implementing the recommendations of the Financial
Stability Board Taskforce on Climate-related Financial Disclosures (“TCFD”), in particular, by introducing mandatory TCFD-
aligned disclosure requirements for certain FCA authorized firms. These rules are set out in the ESG Sourcebook in the
Business Standards section of the FCA Handbook of Rules and Guidance (“ESG Sourcebook”). The rules capture certain asset managers including, so far as relevant, certain private fund advisors such as CECP and investment portfolio managers such as
CELF, as well as insurers and FCA-regulated pension providers. There is a phased approach to the implementation of these rules. For the largest in-scope firms (those with over £50 billion in AUM calculated as a 3-year rolling average), the rules applied beginning January 1, 2022, with the first public disclosures made by June 30, 2023. For those below this threshold but above £5 billion in AUM (calculated as a 3-year rolling average), the rules applied beginning January 1, 2023, with disclosures made by June 30, 2024.
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
Compliance with sustainable finance frameworks of this nature, including the Taxonomy Regulation, the SFDR, and
CSRD, has and will continue to create an additional compliance burden and increased legal, compliance, governance, reporting, and other costs to us, our funds, and their portfolio companies because of the need to collect certain information to meet the disclosure requirements, the need to update or develop new policies and processes to meet regulatory requirements and associated ESG commitments, claims, and initiatives, and changes to the manner in which we, our funds, or their portfolio companies conduct business. In addition, where there are uncertainties regarding the operation of sustainable finance frameworks, a lack of official, conflicting, or inconsistent regulatory guidance, a lack of established market practice, and/or data gaps or methodological challenges affecting the ability to collect relevant data us and our portfolio companies may be required to engage third party advisors and/or service providers to fulfill the requirements, thereby exacerbating any increase in compliance burden and costs.
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
The CSPD applies to, among others, “credit servicers” and “credit purchasers” and imposes a number of new requirements relating to licensing, conduct of business, and provision of information. The definition of “credit servicer” in the
Commission proposal is sufficiently broad that it could be construed to include asset managers. The Directive limits the scope of the requirements for credit servicers and credit purchasers to the servicing or purchasing of credit agreements originally issued by a credit institution established in the European Union or its subsidiaries established in the European Union. This is subject, however, to individual member state discretion. Such member states may choose to extend the CSPD requirements to credit agreements that are not issued by an EU credit institution. Subject to the aforementioned potential extension of scope by individual member states, the servicing of loans originally advanced by credit funds (rather than, for example, an EU bank) will fall outside the scope of the CSPD. Asset managers are unlikely to act as principal credit purchasers. However, they may purchase in-scope credit agreements as agent on behalf of the funds or separately managed accounts for whom they are acting and therefore may in practice be required to discharge the associated obligations on behalf of underlying clients. Compliance with these rules could involve a material cost to our business.
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
Chinese Regulations. In August 2014, the China Securities Regulatory Commission (the “CSRC”), the Chinese
securities regulator, promulgated the Interim Regulations on the Supervision and Administration of Private Investment Funds
(the “CSRC Regulations”). The CSRC Regulations adopt a broad definition of private investment funds, including private equity funds. In accordance with the CSRC Regulations and other relevant PRC laws, regulations, and authorizations, the
CSRC has become the principal regulator of private equity funds in China. In December 2020, the CSRC further promulgated
Several Provisions on Strengthening the Regulation of Private Investment Funds, pursuant to which the CSRC strengthened its regulations on private investment funds and private investment fund managers. In July 2023, the State Council of the People’s
Republic of China promulgated the first administrative regulation in the private fund (including private equity and venture capital funds) sector in China, the Regulations on Supervision and Administration of Private Investment Funds, which took effect in September 2023 and set out high-level principles and rules regarding major issues in the industry. CSRC has designated the Asset Management Association of China (the “AMAC”), an industry body, with responsibility to introduce and promote regulations toward a degree of self-regulation across private equity funds in China. In recent years, regulations, directives, and guidelines from the AMAC have continued to regulate private investment funds incorporated in China, in addition to the regulations and directives from the CSRC and the AMAC.
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
Other Similar Measures. Our investment businesses are subject to risk that similar measures might be introduced in other countries in which our investment funds currently have investments or plan to invest in the future, or that other legislative or regulatory measures that negatively affect their respective portfolio investments might be promulgated in any of the countries in which they invest. The reporting related to such initiatives may divert the attention of our personnel and the management teams of our portfolio companies. Moreover, sensitive business information relating to us or our portfolio companies could be publicly released. See “Risks Related to Our Business Operations—Risks Related to the Assets We Manage—Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States” and Item 1 “Business—Regulatory and Compliance
Matters.”
Laws and regulations on foreign direct investment applicable to us and our funds’ portfolio companies, both within and outside the United States, may make it more difficult for us to deploy capital in certain jurisdictions or to sell assets to certain buyers.
Several jurisdictions, including the United States, have restrictions on foreign direct investment pursuant to which their respective heads of state and/or regulatory bodies have the authority to block or impose conditions with respect to certain transactions, such as investments, acquisitions, and divestitures, if such transaction threatens to impair national security. In addition, many jurisdictions restrict foreign investment in assets important to national security by taking steps including, but not limited to, placing limitations on foreign equity investment, implementing investment screening or approval mechanisms, and restricting the employment of foreigners as key personnel. These U.S. and foreign laws could limit our funds’ ability to invest in certain businesses or entities or impose burdensome notification requirements, operational restrictions, or delays in pursuing and consummating transactions. For example, CFIUS has the authority to review transactions that could result in potential control of, or certain types of non-controlling investments in, a U.S. business or U.S. real estate by a foreign person. In recent years, legislation has expanded the scope of CFIUS’ jurisdiction to cover more types of transactions and empower CFIUS to scrutinize more closely investments in certain transactions. CFIUS may recommend that the President block, unwind, or impose conditions or terms on such transactions, certain of which may adversely affect the ability of the fund to execute on its investment strategy with respect to such transaction as well as limit our flexibility in structuring or financing certain transactions. In addition, CFIUS or any non-U.S. equivalents thereof may seek to impose limitations on one or more such investments that may prevent us from maintaining or pursuing investment opportunities that we otherwise would have maintained or pursued, which could make it more difficult for us to deploy capital in certain of our funds.
In August 2023, then-President Biden signed an Executive Order establishing an outbound investment screening regime intended to regulate or prohibit certain investments by U.S. persons in advanced technology sectors in China and other jurisdictions that may be designated as a “country of concern.” Pursuant to this regime, on October 28, 2024, the U.S.
Department of the Treasury issued final regulations of the Outbound Investment Security Program, which became effective on
January 2, 2025. The final regulations require notification of (and, in some instances, prohibit) investments by U.S. persons and
U.S.-controlled entities where such investment could provide capital or intangible benefits (e.g., reputational benefits, managerial assistance, or access to talent networks) and support the development of advanced technologies in, or by persons associated with, “countries of concern” in the areas of: (i) semiconductors and integrated circuits, (ii) quantum computing, networking, and communications, and (iii) artificial intelligence. At present, the only “country of concern” is the People’s
Republic of China, including Hong Kong and Macau. In addition, state regulatory agencies may impose restrictions on private funds’ investments in certain types of assets, which could affect our funds’ ability to find attractive and diversified investments and to complete such investments in a timely manner.
Our investments outside of the United States also may face delays, limitations, or restrictions as a result of notifications made under and/or compliance with these legal regimes and rapidly changing agency practices. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, which could have a corresponding effect of limiting our ability to make investments in such countries. Heightened scrutiny of foreign direct investment worldwide also may make it more difficult for us to identify suitable buyers for investments upon exit and may constrain the universe of exit opportunities for an investment in a portfolio company. As a result of such regimes, we may incur significant delays and costs, be altogether prohibited from making a particular investment, or impede or restrict syndication or sale of certain assets to certain buyers, all of which could adversely affect the performance of our funds and, in turn, materially reduce our revenues and cash flow. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or our funds’ portfolio companies to comply with them could expose us to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny, and reputational harm.
Increasing scrutiny from stakeholders on sustainability matters, including our ESG reporting, exposes us to reputational and other risks.
We, our funds, and their portfolio companies face increasing public scrutiny related to sustainability and ESG activities as well as ESG policies, processes, and/or performance, including from fund investors, stockholders, regulators, and other stakeholders. We and they risk damage to our brand and reputation, if we or they fail or are perceived to have failed to act responsibly in several areas, such as environmental stewardship, support for local communities, corporate governance and transparency, and considering ESG factors in our investment processes. In addition, different stakeholder groups have divergent views on sustainability and ESG-related matters, including in the countries in which we operate and invest, as well as states and localities where we serve public sector clients. This divergence increases the risk that any action or lack thereof with respect to
ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. If we do not successfully manage various sustainability and ESG-related expectations across the varied interests of our stakeholders, it could erode stakeholder trust, impact our reputation, and constrain our investment opportunities. Adverse incidents with respect to sustainability and ESG-related activities or policies, processes, and/or performance, including any statements regarding the investment strategies of our funds or our funds’ ESG efforts or initiatives that are or are perceived to be inaccurate or misleading, could impact the value of our brand, or the brands of our funds or their portfolio companies, the cost of our or their operations, and relationships with investors, all of which could adversely affect our business and results of operations. In particular, there has been significant negative publicity and investor and regulatory focus on the phenomenon of
“greenwashing” (i.e., making inaccurate or misleading statements regarding the sustainability or ESG-related characteristics of a product, business, or business practice). We could suffer significant reputational damage and regulatory scrutiny if we are subject to “greenwashing” accusations, including with respect to statements regarding the investment strategies of our funds or the ESG or sustainability efforts and initiatives by us, our funds, and our portfolio companies. Such accusations also could result in litigation and adversely impact our ability to raise capital and attract new investors.
Although we consider application of our sustainability strategy to be an opportunity to enhance or protect the performance of our investments over the long-term, we cannot guarantee that our sustainability strategy, which depends in part on qualitative judgments, will positively impact the financial or ESG performance of any individual investment or our funds as a whole. Similarly, to the extent we engage or a third-party sustainability advisor engages with portfolio companies on material
ESG-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the long-
term value of the investment. Successful engagement efforts on the part of us or a third-party sustainability or ESG advisor will depend on our or any such third-party advisor’s ability to identify and analyze material sustainability or ESG-related and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful. In addition, our sustainability strategy, including the associated procedures and practices, is expected to change over time.
We and many of our portfolio companies undertake voluntary reporting on various sustainability matters, including, for example, GHG emissions, supply chain practices, and human capital management. The standards for tracking and reporting on sustainability matters are relatively new, have not been harmonized, and continue to evolve and we may fail to successfully implement or comply with these rapidly developing sustainability standards and requirements. Moreover, in conducting ESG reporting, we may seek to align with particular disclosure frameworks and/or reporting standards, which are evolving. Our selection of disclosure frameworks and reporting standards may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period, as well as significant revisions to ESG goals, initiatives, commitments, or objectives or reported progress in achieving the same. Due to the lack of a single, comprehensive sustainability strategy that is utilized across all asset managers, we and our portfolio companies may utilize a combination of frameworks or develop proprietary frameworks where necessary and relevant. In addition, we and our portfolio companies’ selection of reporting frameworks or standards, and other methodological choices, such as the use of certain performance metrics, levels of quantification, value chain reporting, or materiality standards, may vary over time and may not always align with evolving investor and activist expectations or market practices. We and our portfolio companies may suffer reputational damage if our or their ESG disclosure is viewed as falling short of best practices, or if such reporting indicates ESG performance that does not meet investor, activist, employee, customer, or other stakeholder expectations. With respect to both voluntary and mandated
ESG disclosures, we and our portfolio companies may not successfully implement measurement processes and disclosure controls and procedures that meet evolving investor, activist, or regulatory expectations. In addition, enhancements to such processes and controls may be costly and give rise to significant administrative burdens. For example, collecting, measuring, and reporting sustainability or ESG-related information and metrics can be costly, difficult, and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal, and other risks. If we or our portfolio companies do not successfully implement controls related to reporting sustainability or ESG-related information, this could result in legal liability and reputational damage, which could impact our ability to attract and retain investors and employees.
We are subject to substantial risk of litigation and regulatory proceedings and may face significant liabilities and damage to our reputation as a result of allegations of improper conduct and negative publicity.
From time to time we, our funds, and our funds’ portfolio companies have been and may be subject to litigation, including securities class action lawsuits by stockholders, as well as class action lawsuits that challenge our acquisition transactions and/or attempt to enjoin them. For a discussion of certain legal proceedings to which we are a party, see Note 8,
Commitments and Contingencies, to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-
K. Any private lawsuits or regulatory actions brought against us and resulting in a finding of substantial legal liability could materially adversely affect our business, financial condition, or results of operations. In addition, such actions, even if resulting in a favorable outcome to us, could result in significant reputational harm, which could seriously harm our business.
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against the financial services industry in general have been increasing. The investment decisions we make in our asset management business and the activities of our investment professionals (including in connection with portfolio companies and investment advisory activities) may subject us, our funds, and our funds’ portfolio companies to the risk of third-party litigation or regulatory proceedings arising from investor dissatisfaction with the performance of those investment funds, alleged conflicts of interest, the suitability or manner of distribution of our products, including to retail investors, the activities of our funds’
portfolio companies, and a variety of other claims.
In addition, to the extent investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct, or other similar misconduct, investors may have remedies against us, our investment funds, our senior managing directors, or our affiliates under the federal securities law and/or state law. While the general partners and investment advisers to our investment funds, including their directors, officers, other employees, and affiliates, are generally indemnified to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our investment funds, such indemnity does not extend to actions determined to have involved fraud, gross negligence, willful misconduct, or other similar misconduct. The activities of our capital markets services business also may subject us to the risk of liabilities to our clients and third parties, including our clients’ stockholders, under securities or other laws in connection with transactions in which we participate. See “Risks Related to Our Business Operations—Risks Related to the Assets We
Manage—Underwriting, syndicating, and securities placement activities expose us to risks.”
We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations by private actors, regulators, or employees of improper conduct by us, even if unfounded, as well as negative publicity and press speculation about us, may harm our reputation. This could adversely impact our relationships with clients and our fundraising.
In recent years, there has been increased activity on the part of certain activist and other organized groups, with respect to investments made by private funds. Such groups have at times contacted and otherwise sought to engage with government and regulatory bodies and fund investors, including public pension funds, on our funds’ investments, which has led to negative publicity that could harm our reputation. The pervasiveness of social media and public focus on the externalities of business activities could lead to wider dissemination of adverse or inaccurate information about us, making remediation more difficult and magnifying reputational risk.
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
Employee misconduct could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm. Fraud, deceptive practices, or other misconduct at portfolio companies or services providers could similarly subject us to liability and reputational damage and also harm performance.
Our employees could engage in misconduct that adversely affects our business. We are subject to several obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards by any of our employees would adversely affect our clients and us.
Our business often requires that we deal with confidential matters of great significance to companies in which we may invest. If our employees were to improperly use or disclose confidential information, we could suffer serious harm to our reputation, financial position, and current and future business relationships. Detecting or deterring employee misconduct is not always possible, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. In addition, a prolonged period of remote work, such as the one experienced during the COVID-19 pandemic, may require us to develop and implement additional precautions in order to detect and prevent employee misconduct. Such additional precautions, which may include the implementation of security and other restrictions, may make our systems more difficult and costly to operate and may not be effective in preventing employee misconduct in a remote work environment. If one of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected.
We are subject to U.S. and foreign anti-corruption and anti-bribery laws, including the FCPA, as well as anti-money laundering laws. The future of the FCPA, however, is uncertain given the new administration’s executive order pausing FCPA enforcement. In recent years, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other applicable laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the UK anti-bribery laws, or other applicable anti-corruption, anti-bribery, or anti-money laundering laws could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation, and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position, or the price of our common stock.
Moreover, we also may be adversely affected if there is misconduct by personnel of our funds’ portfolio companies or by such companies’ service providers. For example, financial fraud or other deceptive practices at our funds’ portfolio companies, or failures by personnel at our funds’ portfolio companies to comply with anti-corruption, anti-bribery, anti-money laundering, trade and economic sanctions, export controls, anti-harassment, anti-discrimination, or other legal and regulatory requirements, could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct and securities litigation, and also could cause significant reputational and business harm to us.
Such misconduct may undermine our due diligence efforts with respect to such portfolio companies and could negatively affect the valuations of the investments by our funds in such portfolio companies. Losses to our funds and us also could result from misconduct or other actions by service providers, such as administrators, consultants, or other advisors, if such service providers improperly use or disclose confidential information, misappropriate funds, or violate legal or regulatory obligations.
In addition, we may face an increased risk of such misconduct to the extent our investment in non-U.S. markets, particularly emerging markets, increases.
Another pandemic or global health crisis like the COVID-19 pandemic may adversely impact our performance and results of operations.
From 2020 to 2022, in response to the COVID-19 pandemic, many countries instituted quarantine restrictions and took other measures to limit the spread of the virus. This resulted in labor shortages and disruption of supply chains and contributed to prolonged disruption of the global economy. A widespread reoccurrence of another pandemic or global health crisis could increase the possibility of periods of increased restrictions on business operations, which may adversely impact our business, financial condition, results of operations, liquidity, and prospects materiality and exacerbate many of the other risks discussed in this “Risk Factors” section.
In the event of another pandemic or global health crisis like the COVID-19 pandemic, our funds’ portfolio companies may experience decreased revenues and earnings, which may adversely impact our ability to realize value from such investments and in turn reduce our performance revenues. Investments in certain sectors, including hospitality, location-based entertainment, retail, travel, leisure, and events and, in certain geographies, office and residential, could be particularly negatively impacted, as was the case during the COVID-19 pandemic. Our funds’ portfolio companies also may face increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited access or higher cost of financing, which may result in potential impairment of our or our funds’ investments. In addition, borrowers of loans, notes, and other credit instruments in our credit funds’ portfolios may be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by our funds may not be able to pay rents in a timely manner or at all, resulting in a decrease in value of our funds’ credit and real estate investments. In the event of significant credit market contraction as a result of a pandemic or similar global health crisis, certain of our funds may be limited in their ability to sell assets at attractive prices or in a timely manner in order to avoid losses and margin calls from credit providers. In our liquid and semi-liquid investment vehicles, such a contraction could cause investors to seek liquidity in the form of redemptions or repurchase of interests from our funds, adversely impacting management fees. Our management fees also may be negatively impacted if we experience a decline in the pace of capital deployment or fundraising.
In addition, a pandemic or global health crisis may pose enhanced operational risks. For example, our employees may become sick or otherwise unable to perform their duties for an extended period, and extended public health restrictions and remote working arrangements may impact employee morale, integration of new employees, and preservation of our culture.
Remote working environments also may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Moreover, our third-party service providers could be impacted by an inability to perform due to pandemic-related restrictions or by failures of, or attacks on, their technology platforms.

Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies across our various businesses and inhibit our ability to maintain our collaborative culture.
We consider our culture and the ability of our professionals to communicate and collaborate across funds, industries, and geographies one of our significant competitive strengths. As a result of the expansion of our platform into various lines of business in the asset management industry, our acquisition of new businesses, and the growth of our managed account business, we are subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than if we had one line of business. For example, certain regulatory requirements mandate us to restrict access by certain personnel in our funds to information about certain transactions or investments being considered or made by those funds. In addition, as we continue to expand our platform, the allocation of investment opportunities among our investment funds is expected to become more complex. In addressing these conflicts and regulatory requirements across our various businesses, we have and may continue to implement certain policies and procedures, such as information barriers. As a practical matter, the establishment and maintenance of such information barriers means that collaboration between our investment professionals across various platforms or with respect to certain investments may be limited, reducing potential synergies that we cultivate across these businesses. For example, although we maintain ultimate control over the Global Investment Solutions segment’s constituent firm, AlpInvest, we have established an information barrier between the management teams at AlpInvest and the rest of Carlyle.
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
As we have expanded, and  continue to expand, the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. In this respect, investment manager conflicts of interest continue to be a significant area of focus for regulators and the media. Because of our size and the variety of businesses and investment strategies that we pursue, we may face a higher degree of scrutiny compared with investment managers that are smaller or focus on fewer asset classes. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures and/or investment strategies that are more narrowly focused. Potential conflicts may arise with respect to allocation of investment opportunities among us, our funds, and our affiliates, including to the extent that the fund documents do not mandate a specific investment allocation. For example, we may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, specific nature of the investment, or size and type of the investment, among other factors. We also may decide to provide a co-investment opportunity to certain investors in lieu of allocating more of that investment to our funds. In addition, the challenge of allocating investment opportunities to certain funds may be exacerbated as we expand our business to include more lines of business, including more public vehicles. Allocating investment opportunities appropriately frequently involves significant and subjective judgments.
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
The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, investor availability of capital and willingness to invest, fund terms (including fees and liquidity terms), brand recognition, types of products offered, consideration of ESG issues, and business reputation. Our investment business, as well as our investment funds, competes with a number of private funds, specialized investment funds, funds structured for individual investors, hedge funds, funds of hedge funds, and other sponsors managing pools of capital, as well as corporate buyers, traditional asset managers, commercial banks, investment banks, and other financial institutions (including sovereign wealth funds), and we expect that competition will continue to increase. For example, certain traditional asset managers have developed their own private equity and retail platforms and are marketing other asset allocation strategies as alternatives to fund investments. In addition, developments in financial technology, or fintech, such as distributed ledger technology, or blockchain, have the potential to disrupt the financial industry and change the way financial institutions, as well as asset managers, do business. A number of factors serve to increase our competitive risks:
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
•our competitors have instituted or may institute low-cost, high-speed financial applications and services based on artificial intelligence and new competitors may enter the asset management space using new investment platforms based on artificial intelligence;
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
•some investors may prefer to invest with an investment manager that is not publicly traded or is smaller, with a more limited number of investment products that it manages; and
•other industry participants will, from time to time, seek to recruit our investment professionals and other employees away from us.
In addition, technological innovation, including the use of artificial intelligence and data science, has the potential to disrupt the financial industry and change the way financial institutions, including asset managers, do business. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on artificial intelligence, to address investor demand or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.
We also may lose investment opportunities in the future if we do not match investment prices, structures, products, or terms offered by competitors. Alternatively, we may experience decreased rates of return and increased risks of loss if we match investment prices, structures, products, and terms offered by competitors. Moreover, if we are forced to compete with other asset managers on the basis of price, we may not be able to maintain our current fund fee and carried interest terms. We have historically competed primarily on the performance of our funds, and not on the level of our fees or carried interest relative to those of our competitors. However, there is a risk that fees and carried interest in the investment management industry will decline, without regard to the historical performance of a manager. In addition, some of our competitors may be willing to pay higher placement fees in order to gain distribution of their private wealth products. Fee or carried interest income reductions, or placement fee increases, on existing or future products, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.
Moreover, the attractiveness of our investment funds relative to investments in other investment products could decrease depending on economic conditions. Any new or incremental regulatory measures for the U.S. financial services industry may increase costs and create regulatory uncertainty and additional competition for many of our funds. See “Risks
Related to Our Business Operations—Risks Related to the Assets We Manage—Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
These competitive pressures could adversely affect our ability to make successful investments and limit our ability to raise future investment funds, either of which would adversely impact our business, revenue, results of operations, and cash flow.
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
We also could experience losses on our investment of our own capital into our funds as a result of poor performance by our investment funds. If, as a result of poor performance of later investments in a carry fund’s life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which carried interest that was previously distributed to us exceeds the amount to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior Carlyle professionals prior to the completion of our initial public offering, with respect to which our stockholders did not receive any benefit. See “Risks Related to Our Business Operations—
Risks Related to the Assets We Manage—We may need to pay “giveback” obligations if and when they are triggered under the governing agreements with our investors” and Note 8, Commitments and Contingencies, to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Poor performance of our investment funds could make it more difficult for us to raise new capital. Investors in our funds may decline to invest in future investment funds we raise. Investors and potential investors in our funds continually assess our investment funds’ performance, and our ability to raise capital for existing and future investment funds and avoid excessive redemption levels will depend on our investment funds’ continued satisfactory performance. Accordingly, poor fund performance has in the past deterred and may in the future deter investment in our funds and thereby decrease the capital invested in our funds and, ultimately, our management fee revenue.
Moreover, from time to time, we may pursue new or different investment strategies and expand into geographic markets and businesses that may not perform as expected and result in poor performance by us and our investment funds, despite our initial investment thesis. In addition to the risk of poor performance, such activity may subject us to several risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk; the diversion of management’s attention from our core business;
known or unknown contingent liabilities, which could result in unforeseen losses for us and our funds; the disruption of ongoing businesses; and compliance with additional regulatory requirements.
The historical returns attributable to our funds, including those presented in this Annual Report on Form 10-K, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.
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
•newly established funds may generate lower returns during the period that they take to deploy their capital;
and
•the introduction of fund-level leverage in certain more recent funds has increased the rates of returns in those funds compared to what they would have been without the use of such leverage.
Our performance in recent years generally has benefited from recent high multiples and asset prices. In the current market environment, we expect that earning such returns on new investments will be much more difficult than in the past and the future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund or for our funds as a whole. Future returns also will be affected by the risks described elsewhere in this Annual Report on Form 10-K, including risks of the industries and businesses in which a particular fund invests. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—
Segment Analysis—Fund Performance Metrics” for additional information.
Risk management activities may adversely affect the return on our and our funds’ investments.
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars, and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates, and commodity prices. The use of derivative financial instruments and other risk management strategies may not be properly designed to hedge, manage, or otherwise reduce the risks we have identified. In addition, we may not be able to identify, or may not have fully identified, all applicable material market risks to which we are exposed. We also may choose not to hedge, in whole or in part, any of the risks that have been identified.
The success of any hedging or other derivatives transactions generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument, the position being hedged, the creditworthiness of the counterparty, and other factors, some of which may be beyond our ability to hedge. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the unintended market changes may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.
While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. In addition, if our derivative counterparties or clearinghouses fail to meet their obligations with respect to the posting of cash collateral, our efforts to mitigate certain risks may be ineffective. These hedging arrangements also may generate significant transaction costs, including potential tax costs, which reduce the returns generated by a fund.
In addition, the regulation of derivatives and commodity interest transactions in the United States and other countries is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Newly instituted and amended regulations could significantly increase the cost of entering into derivative contracts (including through requirements to post collateral, which could negatively impact available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks, reduce our ability to restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. Moreover, the CFTC may in the future require certain foreign exchange products to be subject to mandatory clearing, which could increase the cost of entering into currency hedges.
Trade negotiations and related government actions may create regulatory uncertainty for our funds’ portfolio companies and our investment strategies and adversely affect the profitability of our funds’ portfolio companies.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed tariffs on certain foreign goods, including from China, such as steel and aluminum. Increasingly, the new administration also has threatened or targeted broader swathes of countries with punitive trade measures, such as universal steel and aluminum tariffs and reciprocal tariffs, including against Canada, Mexico, and Europe. Some foreign governments, including China,
Canada, and Mexico, have threatened or instituted retaliatory tariffs on certain U.S. goods.
In addition, the United States has implemented several economic sanctions programs and export controls that specifically target Chinese entities and nationals on national security grounds, including, for example, with respect to China’s response to political demonstrations in Hong Kong and China’s conduct concerning the treatment of Uyghurs and other ethnic minorities in its Xinjiang province. The United States also has implemented certain sanctions against entities participating in
China’s military industrial complex and providing support to the country’s military, intelligence, and surveillance apparatuses.
These sanctions impose certain restrictions on U.S. persons and entities buying or selling publicly traded securities of designated entities. Further escalation of the “trade war” between the United States and China, the countries’ inability to reach further trade agreements, or the continued use of reciprocal sanctions by each country, may negatively impact opportunities for investment as well as the rate of global growth, particularly in China, which has and continues to exhibit signs of slowing growth. Such slowing growth could adversely affect the revenues and profitability of our funds’ portfolio companies.
Moreover, there is uncertainty as to any additional actions that may be taken under the new administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies, and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States. See “Risks Related to Our Business
Operations—Risks Related to the Assets We Manage—Our funds make investments in companies that are based outside of the
United States, which may expose us to additional risks not typically associated with investing in companies that are based in the
United States.”
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
We raised $108 billion in new capital commitments in the last three years, with 2024 activity being driven by fundraising in our real estate business (Carlyle Real Estate Partners), our Global Credit business (including credit opportunities, third-party capital raised in our asset-backed finance business, and other diversified credit strategies), and our flagship secondaries and co-investment funds within our Global Investment Solutions segment. We cannot assure that our prior success in raising capital will continue in the future. In this respect, we anticipate the fundraising landscape will continue to be increasingly competitive as limited partners continue to reassess their portfolio allocation targets in light of market volatility and their liquidity requirements. As a result, fundraising in certain products—particularly in corporate private equity strategies
—may take longer to complete and fund sizes may not meet levels they otherwise would in a more favorable market environment. Slowdowns in fundraising also may delay catch-up management fees that would be charged to fund investors in subsequent closings and smaller fund sizes have resulted in and could continue to result in lower management fees in the future.
Our ability to raise capital from third-party investors depends on a number of factors, including certain factors that are outside our control. Certain of these factors, such as economic and market conditions (including the level of interest rates and stock market performance), the pace of distributions from our funds and from the funds of other asset managers, or the asset allocation rules or regulations or investment policies to which such third-party investors are subject, whether by their own policy or the laws and regulations of their respective jurisdictions, could inhibit or restrict the ability of third-party investors to make investments in our investment funds. For example, lawmakers across a number of states have put forth proposals or expressed intent to take steps to reduce or minimize the ability of state pension funds to invest in alternative asset classes, including by proposing to increase the reporting or other obligations applicable to state pension funds that invest in such asset classes. Such proposals or actions would potentially discourage investment by such state pension funds in alternative asset classes by imposing meaningful compliance burdens and costs on them, which could adversely affect our ability to raise capital from such state pension funds. Other states could potentially take similar actions, which may further impair our access to capital from an investor base that has historically represented a significant portion of our fundraising.
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
There can be no assurance that historical or current levels of commitments to our funds will continue. For example, there has been a shift away from defined benefit pension plans to defined contributions plans, which could reduce the amount of assets available for us to manage on behalf of certain of our clients. In addition, investors may downsize their investment allocations to alternative managers, including private funds and fund of funds vehicles, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Investors also may seek to consolidate their investments with a smaller number of investment managers or prefer to pursue investments directly instead of investing through our funds, each of which could impact the amount of allocations they make to our funds. For example, certain institutional investors have demonstrated a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of alternative asset advisers like us. Such institutional investors may become our competitors and could cease to be our clients.
Moreover, as some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. The ongoing changes in international and domestic tax regulations may adversely impact the tax neutrality of our funds, which could in turn limit investment in our funds from certain classes of investors. We are working to create avenues through which we expect to attract a new base of retail or individual investors. There can be no assurances that we can find or secure commitments from those new investors. Our ability to raise new funds could similarly be hampered if the general appeal of private equity and alternative investments were to decline.
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
investments.
In addition, the evolving preferences of our fund investors may necessitate that alternatives to the traditional investment fund structure, such as managed accounts, smaller funds, and co-investment vehicles, become a larger part of our business going forward. Certain investors also have implemented or may implement restrictions against investing in certain types of asset classes or sectors, such as hydrocarbons, which could affect our ability to raise new funds focused on those asset classes, such as funds focused on conventional energy or natural resources, and which could have a negative impact on our ability to exit certain of our energy investments or our ability to invest capital in our conventional energy funds. Given that funds focused on investing in carbon-based energy remain a part of our business (4% of total AUM as of December 31, 2024), the persistence of weakened market fundamentals in the energy sector could translate into future performance below investor expectations which, together with negative sentiments around carbon energy funds, could result in less investor demand for these funds in the future. If we were unable to raise the next generation of our energy-related funds, at the same levels or at all, our fee-paying AUM and future management fees could be adversely impacted. This could increase our cost of raising capital at the scale we have historically achieved. This also could cause an impairment of our equity method investment in NGP in the future. As of December 31, 2024, we continue to believe that our investment in NGP is not impaired.
The failure to successfully raise capital commitments to new investment funds also may expose us to credit risk in respect of financing that we may provide to such funds. When existing capital commitments to a new investment fund are insufficient to fund in full a new investment fund’s participation in a transaction, we may lend money to or borrow money from financial institutions on behalf of such investment funds to bridge this difference and repay this financing with capital from subsequent investors to the fund. Our inability to identify and secure capital commitments from new investors to these funds may expose us to losses (in the case of money that we lend directly to such funds) or adversely impact our ability to repay such borrowings or otherwise have an adverse impact on our liquidity position. Moreover, if we seek to expand into other business lines, we may be unable to raise a sufficient amount of capital to adequately support such businesses. The failure of our investment funds to raise capital in sufficient amounts could result in a decrease in our AUM, as well as management fee and transaction fee revenue, or could result in a decline in the rate of growth of our AUM and management fee and transaction fee revenue, any of which could have a material adverse impact on our revenues and financial condition. Our past experience with growth of AUM provides no assurance with respect to the future.
We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to retail investors, which could expose us to new and greater levels of risk.
Although retail investors have been part of our historic distribution efforts, we have increasingly undertaken business initiatives to increase the number and type of investment products we offer to high-net-worth individuals, family offices, and mass affluent investors in the United States and other jurisdictions around the world. In particular, we create investment products designed for investment by retail investors in the United States, some of whom are not accredited investors, or similar investors in non-U.S. jurisdictions, including in Europe. In certain instances, our funds are distributed to such investors indirectly through third-party managed vehicles sponsored by brokerage firms, private banks, or third-party feeder providers, and in other instances directly to the clients of private banks, independent investment advisors, and brokers.
Accessing retail investors and offering products directed at such investors exposes us to new and greater levels of risk, including heightened litigation and regulatory enforcement, an increased compliance burden, and more complex administration and accounting operations. We may be subject to claims related to matters such as the adequacy of disclosures, appropriateness of fees, suitability, and board of directors oversight, each which could result in civil lawsuits, regulatory penalties, and enforcement actions. Our registered investment advisers also could be subject to direct or derivative claims from a fund’s investors or board of directors for alleged mismanagement of the fund. In addition, regulatory requirements imposing limitations on the ability of affiliates of certain of our vehicles to engage in certain transactions may limit our funds’ ability to engage in otherwise attractive investment opportunities.
To the extent distribution of such products is through new channels and markets, including through an increasing number of distributors with whom we engage, we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation or regulatory action against us, including with respect to, among other things, claims that products distributed through such channels are distributed to investors for whom they are unsuitable, claims related to conflicts of interest or the adequacy of disclosure to investors, or claims that the products are distributed in a manner inconsistent with our regulations requirements or otherwise inappropriate manner. In addition, regulation applicable to our arrangements with such distributors and channels increases the compliance burden associated with onboarding new distributors or pursuing new distribution channels, resulting in increased cost and complexity. Although we engage in due diligence and onboarding procedures that seek to uncover issues relating to the third-party channels through which retail investors access our investment products, we do not control and have limited information regarding many of these third-party channels and thus we are exposed to risks of reputational damage, regulatory scrutiny, and legal liability to the extent such third parties improperly sell our products to investors. This risk is heightened by the continuing increase in the number of third parties through whom we distribute our investment products around the world and who we do not control. For example, in certain instances, we may be viewed by a regulator as responsible for the content of materials prepared by third parties.
Likewise, there is a risk that our employees involved in the direct distribution of our products, or employees who oversee independent advisors, brokerage firms, and other third parties around the world involved in distributing our products, do not follow our compliance and supervisory procedures. In addition, the distribution of such products, including through new channels whether directly or through market intermediaries, could expose us to allegations of improper conduct and/or actions by state and federal regulators in the United States and regulators in jurisdictions outside of the United States with respect to, among other things, product suitability, distributor eligibility, investor classification, compliance with securities laws, conflicts of interest, and the adequacy of disclosure to investors to whom our products are distributed through those channels.
As we expand the distribution of products to retail investors outside of the United States, we are increasingly exposed to risks in non-U.S. jurisdictions. While many of the risks we face in non-U.S. jurisdictions are similar to those that we face in the distribution of products to retail investors in the United States, securities laws and other applicable regulatory regimes may be extensive, complex, and vary by jurisdiction. In addition, the distribution of products to individual investors outside of the
United States may involve complex structures (such as distributor-sponsored feeder funds or nominee/omnibus investors) and market practices that vary by local jurisdiction. As a result, this expansion subjects us to additional complexity, litigation, and regulatory risk.
Moreover, our initiatives to expand our retail investor base, including outside of the United States, requires the investment of significant time, effort, and resources, including the potential hiring of additional personnel, the implementation of new operational, compliance, and other systems and processes, and the development or implementation of new technology.
Our efforts to continue to grow the assets we manage on behalf of retail investors may not be successful.
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
Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital that we share in or add expenses and obligations for us in managing the fund, or increase our potential liabilities, all of which could ultimately reduce our profitability. In addition, a change in terms that increases the amount of fee revenue the fund investors are entitled to could result in a significant decline in revenue generated from transaction fees. For instance, our current generations of U.S., Europe, and Asia buyout funds have increased the percentage of transaction fees that are shared with fund investors from 80% to 100%
of the allocable fees we generate. To the extent we change our fee practices for other successor funds, we could experience a meaningful decline in the amount of transaction fee revenue we earn. In particular, if our fund investors do not continue to agree that we are permitted to retain fees we derive from capital markets transactions involving our portfolio companies, the ability of our GCM group to produce fee revenue could be significantly hindered.
In addition, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more requests to modify the terms of our new funds, including reductions in management fees. Any agreement to changes in terms less favorable to us could result in a material decrease in our profitability.
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
If, at the end of any of the life of our Global Private Equity and Global Credit carry funds (or earlier with respect to certain of our funds), the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that previously was distributed to us exceeds the amounts to which we are ultimately entitled. This repayment obligation is known as a “giveback” obligation. As of December 31, 2024, we had accrued a giveback obligation of $44.0 million, representing the giveback obligation that would need to be paid by the firm if the carry funds were liquidated at their current fair values at that date, and of which approximately $32.5 million is attributable to us. The remaining obligations are related to amounts previously distributed to our senior Carlyle professionals, the majority of which relates to the accrued giveback obligation from CSP III and the Legacy Energy Funds.
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
If, as of December 31, 2024, all of the investments held by our carry funds were deemed worthless, the amount of realized and distributed carried interest subject to potential giveback would have been $1.4 billion, on an after-tax basis where applicable. As of December 31, 2024, we have realized $256.5 million in aggregate giveback obligations since inception, which were funded primarily through collection of employee receivables related to giveback obligations and from Carlyle professionals and other non-controlling interests for their portion of the obligation. Of the $256.5 million in aggregate giveback obligations realized from inception to December 31, 2024, $86.5 million was attributable to Carlyle. See Part II, Item 7
“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures—
Investment Income.”
Although a giveback obligation is specific to each person who received a distribution, and not a joint obligation, the governing agreements of our funds generally provide that to the extent a recipient does not fund his or her respective share, then we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. As of December 31, 2024, approximately $11.5 million of our $44.0 million accrued giveback obligation is attributable to various current and former senior Carlyle professionals. We have historically withheld a portion of the cash from carried interest distributions to individual senior Carlyle professionals and other employees as security for their potential giveback obligations. We may need to use or reserve cash to repay such giveback obligations instead of using the cash for other purposes. See Part I, Item 1 “Business—Structure and Operation of Our Investment Funds—Incentive
Arrangements / Fee Structure” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results
of Operations—Contractual Obligations—Contingent Obligations (Giveback)” and Notes 2, Summary of Significant
Accounting Policies, and 8, Commitments and Contingencies, to the consolidated financial statements in Part II, Item 8 of this
Annual Report on Form 10-K.
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
The governing agreements of almost all of our carry funds, other than our AlpInvest funds as discussed below, provide that, subject to certain conditions, third-party investors in those funds have the right to remove the general partner of the fund for cause or to accelerate the liquidation date of the investment fund without cause by a simple majority vote. In addition, our investment vehicles that are structured as “funds of one,” or separately managed accounts, have a single investor or a few affiliated investors that typically have the right to terminate the investment period or cause a dissolution of the vehicle under certain circumstances. These actions would result in a reduction in management fees we would earn from such investment funds, vehicles, or accounts, and could result in a significant reduction in the expected amounts of total carried interest and incentive fees from those investment funds, vehicles, or accounts. Carried interest and incentive fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “giveback” obligation. Finally, the applicable investment funds, vehicles, or accounts would cease to exist after completion of liquidation and winding-up.
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
AlpInvest funds generally provide for automatic suspension of the investment period if there is a key person event with the vote of a supermajority of investors required to restart it and the right of a simple majority or a supermajority of investors to remove the general partner with cause and, in some cases, without cause, but generally have not provided for liquidation without cause. Where AlpInvest funds include “key person” provisions, they are focused on specific, existing AlpInvest personnel, as applicable.
Moreover, because our investment funds generally have an adviser that is registered under the Advisers Act, the management agreements of each of our investment funds would be terminated upon an “assignment” to a third-party of these agreements without appropriate investor consent, which assignment may be deemed to occur in the event these advisers were to experience a change of control. We cannot be certain that consents required to assignments of our investment management agreements will be obtained if a change of control occurs. “Assignment” of these agreements without investor consent could cause us to lose the fees we earn from such investment funds.
Third-party investors in our investment funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund’s operations and performance.
Investors in our carry funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance, early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors also may negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. Our use of subscription lines of credit to purchase an investment prior to calling capital from fund investors could increase the prevalence of defaulting limited partners. Should the value of an investment funded through a fund line-of-credit decline, particularly early in a fund’s life cycle where minimal capital has been contributed by the fund’s investors, a limited partner may decide not to fund its commitment. In addition, third-party investors typically use distributions from prior investments to meet future capital calls. In cases where valuations of investors’ existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third-party managed investment funds such as those advised by us. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
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
The determination of fair value using these methodologies takes into consideration a range of factors including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, the multiples of comparable securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of subjective management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology or factors or derive a different value than such other sponsor does and/or derive a different value than the other sponsor has derived on the same investment, which could cause some investors and regulators to question our valuations. In this respect, the SEC continues to focus on issues related to valuation of private investment vehicles, including consistent application of the methodology, disclosure, and conflicts of interest, in its enforcement, examination, and rulemaking activities.
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
Before making private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the known facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on known facts and circumstances and initial risk assessment surrounding an investment and, depending on our ownership or control of private equity investments, prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we may be required to evaluate important and complex business, financial, regulatory, tax, accounting, environmental
(including climate change), social, governance, and legal issues. Outside consultants, legal advisors, accountants, and investment banks may be involved in the due diligence process to varying degrees depending on the type of investment.
Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations and analysis. The due diligence process may at times be subjective. Due to intense competition in the marketplace, we may have less time than in the past to complete our due diligence or our competitors may review less due diligence thereby increasing the speed with which they complete their review. We cannot be certain that the due diligence investigation we carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. In this respect, information and data provided or utilized by third-party advisors during diligence may be incomplete, inaccurate, or unavailable, and may cause us to incorrectly identify, prioritize, assess, or analyze or omit to examine in detail the investee entity’s ESG practices and/or related risks and opportunities.
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
We may be unable to consummate or successfully integrate development opportunities, acquisitions, or joint ventures that we pursue.
We may, from time to time, seek to engage in selective development or acquisition of asset management businesses or other businesses complementary to our business where we think we can add substantial value or generate substantial returns.
We may not be able to identify or consummate such opportunities, including due to competition for such opportunities, our ability to accurately value such opportunities, and the need to negotiate acceptable terms and obtain requisite approvals and licenses from relevant governmental authorities, for such opportunities. In addition, even if we are able to identify and successfully complete an acquisition, we may encounter unexpected difficulties or incur unexpected costs associated with integrating and overseeing the operations of the new businesses.
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
An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments, thereby reducing returns. While increases in interest rates may lead to higher risk adjusted returns for our Global Credit business, when coupled with restrictions on the deductibility of interest expense, such increases also may lead to higher default rates and lower valuations of existing assets and cause deployment of capital to slow, cash flow issues, and/or credit challenges if such interest rates have not otherwise been fixed or hedged.
Increases in interest rates also could make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. See “Risks Related to our Company—Adverse economic and market conditions and other events or conditions throughout the world could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise capital, any of which could materially reduce our revenue, earnings, and cash flow and adversely affect our financial prospects and condition.” In addition, a portion of the indebtedness used to finance private equity investments often includes leveraged loans and high-yield and other debt securities issued in the public capital markets and debt instruments privately placed with institutional investors in the private capital markets. Availability of capital from the leveraged loan, high-yield, and private debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Certain investments also may be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Moreover, to the extent there is a reduction in the availability of financing for extended periods of time, the purchasing power of a prospective buyer may be more limited, adversely impacting the fair value of our funds’ investments and thereby reducing the acquisition price. Finally, recent developments in U.S. and international tax policy have significantly limited the availability of income tax deductions for interest payments on leverage used to finance some of our funds’ investments. Interest deductibility rules continue to evolve, and further restrictions and changes are anticipated in the U.S. and other jurisdictions. See “Risks Related to Taxation—

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
Investments in highly leveraged entities also are inherently more sensitive to declines in revenue, increases in expenses and interest rates, and adverse economic, market, and industry developments. Moreover, the incurrence of a significant amount of indebtedness by an entity could, among other things:
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
As a result, the risk of loss associated with a leveraged entity generally is greater than for companies with comparatively less debt. Similarly, the leveraged nature of the investments of our real assets funds increases the risk that a decline in the fair value of the underlying real estate or tangible assets will result in their abandonment or foreclosure.
When our Global Private Equity funds’ portfolio investments reach the point when debt incurred to finance those investments matures in significant amounts and must either be repaid or refinanced, those investments may suffer materially if they have not generated sufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If a limited availability of financing for such purposes were to persist for an extended period of time, when significant amounts of the debt incurred to finance our
Global Private Equity funds’ portfolio investments came due, these funds could be materially and adversely affected.
Many of our Global Credit funds may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. Increases in interest rates also could decrease the value of fixed-rate debt investment that our investment funds make. In addition, to the extent that any changes in tax law make debt financing less attractive to certain categories of borrowers, this could adversely affect the investment opportunities for our credit-focused funds.
Any of the foregoing circumstances could have a material adverse effect on our results of operations, financial condition, and cash flow.

High interest rates and challenging debt market conditions have negatively impacted and could continue to negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets, which could adversely affect investment and realization opportunities, lead to lower-yielding investments, and potentially decrease our net income.
In 2022 and 2023, in light of increasing inflation, the U.S. Federal Reserve increased interest rates eleven times. Since
September 2024, the Federal Reserve has reduced the policy rate by 100 basis points as of December 31, 2024. However, market participants remain uncertain about how long interest rates will stay near current levels. Base interest rates may not decline as much as anticipated or could even increase again if inflation reaccelerates. Credit spreads, which currently sit near historic lows, could widen and thus increase the all-in financing rate even with reduced policy rates. Rising interest rates create downward pressure on the price of real estate and the value of fixed-rate debt investments made by our funds. In addition, our funds have faced, and could continue to face, difficulty in realizing value from investments due to sustained challenges in the exit environment as a result of wide bid-ask spreads driven by uncertainty around future levels of interest rates. Finally, shifts in interest rate trajectories that do not align with existing market expectations may subsequently spark equity and credit market volatility that negatively affects portfolio company, asset, and fund-level performance.
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
Investments by many of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our funds may acquire minority equity interests in large transactions, which may be structured as “consortium transactions” due to the size of the investment and the amount of capital required to be invested. A consortium transaction involves an equity investment in which two or more private equity or other firms serve together or collectively as equity sponsors. We have participated in several consortium transactions due to the increased size of many of the transactions in which we are involved and may continue to do so in the future. Consortium transactions generally entail a reduced level of control by our firm over the investment, because governance rights must be shared with the other consortium sponsors. Accordingly, we may not be able to control decisions relating to a consortium investment, including decisions relating to the management and operation of the company and the timing and nature of any exit. Our funds may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. Those investments may be subject to the risk that the company in which the investment is made may make business, tax, legal, financial, or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the value of investments by our funds could decrease and our financial condition, results of operations, and cash flow could suffer as a result.
Our investment funds may invest in assets denominated in currencies that differ from the currency in which the fund is denominated.
When our investment funds invest in assets denominated in currencies that differ from the functional currency of the relevant fund, fluctuations in currency rates could impact the performance of such investment funds. For example, Carlyle sponsors U.S. dollar-denominated funds that invest in assets denominated in foreign currencies such as our buyout and growth funds in Asia. In the event that the U.S. dollar appreciates, the market value of the investments in these funds will decline even if the underlying investments perform well in local currency. In addition, our buyout and growth funds in Europe and certain
AlpInvest funds are Euro-denominated and may have investments denominated in U.S. dollar, British pound, or other currencies. In the event the Euro appreciates, the market value of investments in these funds would decline even if the underlying investments perform well in local currency.
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
Many of our investment funds invest a significant portion of their assets in the equity, debt, loans, or other securities of issuers that are headquartered outside of the United States. International investments have increased and we expect will continue to increase as a proportion of certain of our funds’ portfolios in the future. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:
•certain economic and political risks, including potential exchange control regulations and restrictions on our
non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of war,

terrorist attacks, political, economic, or social instability, the possibility of expropriation or confiscatory taxation, and adverse economic and political developments;
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
•more volatile or challenging market or economic conditions, including higher rates of inflation;
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
•fewer investor protections and less publicly available information about companies in certain non-U.S.
markets; and
•greater price volatility.
In addition, investments in companies that are based outside of the United States may be negatively impacted by restrictions on international trade or the recent or potential imposition of tariffs. See “Risks Related to Our Business Operations
—Risks Related to the Assets We Manage—Trade negotiations and related government actions may create regulatory uncertainty for our funds’ portfolio companies and our investment strategies and adversely affect the profitability of our funds’
portfolio companies.”

Our equity investments and some of our debt investments rank junior to investments made by others, exposing us to greater risk of losing our investment.
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
We are reliant on third-party service providers for certain aspects of our business and are subject to risks in using prime brokers, custodians, counterparties, administrators, and other agents.
We are reliant on other third-party service providers for certain technology platforms that facilitate the continued
operation of our business, including cloud-based services. We generally have less control over the delivery of such third-party services and, as a result, may face disruptions to our ability to operate our business as a result of interruptions of such services.
A prolonged global failure of cloud services provided to us could result in cascading systems failures. In addition, we may not be able to adapt our information systems and technology to accommodate our growth, or the cost of maintaining such systems may increase materially from its current level, which could have a material adverse effect on us.
Many of our funds depend on the services of prime brokers, custodians, counterparties, administrators, and other agents, including to carry out certain securities and derivatives transactions. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are subject to limited or no regulatory oversight. Some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties. Our funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur suddenly and without notice to
us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack contractual recourse or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which is when defaults are most likely to occur.
In addition, our risk management process may not accurately anticipate the impact of market stress or counterparty financial condition and, as a result, we may not have taken sufficient action to reduce our risks effectively. Default risk may arise from events or circumstances that are difficult to detect, foresee, or evaluate. Moreover, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses. Although we have risk management processes to ensure that we are not exposed to a single counterparty for significant periods of time, given the large number and size of our funds, we often have large positions with a single counterparty. For example, most of our funds have credit lines. If the lender under one or more of those credit lines were to become insolvent, we may have difficulty replacing the credit line and one or more of our funds may face liquidity problems.
In the event of a counterparty default, particularly a default by a major investment bank or a default by a counterparty to a significant number of our contracts, one or more of our funds may have outstanding trades that they cannot settle or are delayed in settling. As a result, these funds could incur material losses and the resulting market impact of a major counterparty default could harm our businesses, results of operation, and financial condition. In addition, under certain local clearing and settlement regimes in Europe, we or our funds could be subject to settlement discipline fines. See “Risks Related to Our
Business Operations—Risks Related to the Assets We Manage—Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.”
In the event of the insolvency of a prime broker, custodian, counterparty, or any other party that is holding assets of our funds as collateral, our funds might not be able to recover equivalent assets in full as they will rank among the prime broker’s, custodian’s, or counterparty’s unsecured creditors in relation to the assets held as collateral. In addition, our funds’
cash held with a prime broker, custodian, or counterparty generally will not be segregated from the prime broker’s, custodian’s, or counterparty’s own cash, and our funds may therefore rank as unsecured creditors in relation thereto. If our derivatives transactions are cleared through a derivatives clearing organization, the CFTC has issued final rules regulating the segregation and protection of collateral posted by customers of cleared and uncleared swaps. The CFTC is also working to provide new guidance regarding prime broker arrangements and intermediation generally with regard to trading on swap execution facilities.
The counterparty risks that we face have increased in complexity and magnitude over time. For example, in certain areas the number of counterparties we face has increased and may continue to increase, which may result in increased complexity and monitoring costs. Conversely, in certain other areas, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In addition, counterparties have in the past and may in the future react to market volatility by tightening underwriting standards and increasing margin requirements for all categories of financing, which may decrease the overall amount of leverage available and increase the costs of borrowing.
Our investments are subject to a number of inherent and significant risks.
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
•companies in which investments are made may be businesses or divisions acquired from larger operating entities that may require a rebuilding or replacement of financial reporting, information technology, operations, and other areas;
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
Our performance and the performance of our private equity funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon a variety of factors, including economic, market, and geopolitical factors. During recessions, periods of elevated uncertainty, or phases of challenging economic and market conditions, we experience significant fluctuations in the fair value of securities held by our funds. Obstacles to growth in the near-term are numerous, such as geopolitical and domestic political uncertainty, large fiscal deficits, the risk of stickier inflation, unexpected shifts in monetary and fiscal policy, depressed labor force participation, the risk of labor shortages in the face of more restrictive immigration policies, high levels of public debt, slowing population growth, supply chain pressures, and economic stress outside the United
States. These factors and other general economic trends may impact the performance of our portfolio companies in many industries and geographies. In addition, the value of our investments in portfolio companies in the financial services industry is impacted by the overall health and stability of the credit and equity markets. The U.S. dollar rose 7.1% in 2024 on a broad trade-weighted basis, with gains concentrated in the post-October timeframe. A very strong U.S. dollar depresses the profits of domestic companies with significant foreign revenues, increases inflation risk in other economies as the cost of U.S. goods and services rises in local currency terms, increases default risk on U.S. dollar-denominated loans and bonds issued by businesses domiciled in emerging market economies (“EMEs”), and exacerbates food and energy crises in EMEs as most commodities are invoiced in dollars. A sustained period of elevated U.S. dollar value relative to global currencies would perpetuate and worsen these trends. An increase in emerging market corporate or sovereign defaults could further impair funding conditions or depress asset prices in these economies.
The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies experience adverse performance or additional pressure due to exogenous factors, such as the Russian invasion of Ukraine and another pandemic or global health crisis like the COVID-19 pandemic. For example, during 2022, we recorded an impairment charge of $4.0 million on certain acquired contractual rights related to Carlyle Aviation Partners as a result of impaired income streams from aircraft under lease in Russia. In addition, the performance of our investment funds and our portfolio companies may be adversely affected by increases in inflationary pressures such as employee wage growth or rising input costs, which could compress profit margins, particularly at our portfolio companies that are unable to effectively increase prices in response. Rapid and unforeseen technological transformation, such as the recent emergence of large language models and generative AI, may introduce the risk of obsolescence to portfolio companies and negatively affect their performance. With respect to real estate, various factors could have an adverse effect on investment performance, including, among others, deflation in consumer prices, a low level of consumer confidence in the economy, and/or the residential real estate market and rising mortgage interest rates. In response to financial difficulties that are currently being experienced or that may be experienced in the future by certain portfolio companies or real estate investments, we may consider legal, regulatory, tax, or other factors in determining the steps we may take to support such companies or investments, which may include enhancing the management team or funding additional capital investments from our investment funds, our senior Carlyle professionals, and/or us. The actions we may take to support companies or investments experiencing financial difficulties may not be successful in remedying the financial difficulties and our investment funds, our senior Carlyle professionals, or we may not recoup some or all of any capital investments made in support of such companies or investments.
Our CLO business and investment into CLOs involves certain risks.
CLOs may present risks similar to other types of debt obligations and, in fact, such risks may be of greater significance in the case of CLOs. In this respect, CLOs invest on a leveraged basis in loans or securities that are themselves highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses compared to unlevered investments. As a result of such funds’ leverage position, CLOs and their investors are at risk of suffering losses. For example, investments in structured vehicles, including equity and debt securities issued by CLOs, involve risks such as liquidity risk, credit risk, and market risk. Changes in interest rates and credit quality may cause short-term price fluctuations, increase in credit spreads, decline in ratings, or longer-term impairment. In addition, a reduction in the liquidity of the credit markets may result in an increase in credit spreads and a decline in ratings, performance, and market values for leveraged loans. We have significant exposure to these markets through our investment in our CLO funds.
In addition to the general risks associated with investing in debt and equity securities, CLO securities carry additional risks, including, but not limited to, the possibility that distributions from collateral assets will be inadequate to make interest, management fee, or other payments to Carlyle in its capacity as equity holder or manager, respectively, and the quality of the collateral may decline in value, default, or be downgraded. Moreover, changes in the collateral held by a CLO may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Non-payment could result in a reduction of our income and revenues. CLO securities may be less liquid than other types of securities and are often more volatile than the individual assets that make-up the CLOs. In addition, CLOs and other structured finance securities may be subject to prepayment risk. Further, the performance of a CLO or other structured finance security is generally affected by a variety of factors, including the security’s priority in the capital structure of the issuer thereof, the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans, or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral, and the capability of the servicer of the securitized assets. There are also risks that the trustee of a
CLO does not properly carry out its duties to the CLO, potentially resulting in loss to the CLO. Moreover, the complex structure of the security may produce unexpected investment results, especially during times of market stress or volatility.
Investments in structured finance securities may also be subject to liquidity risk.
During 2024, we earned over $200 million in management fees from our CLOs, prior to the effects of consolidation, of which nearly 65% are in the form of subordinated fees. The subordinated fees we generate from our CLO business could be negatively impacted if one or more CLOs fail certain tests related to overcollateralization (including the interest diversion test)
set forth in their respective indentures. In the event that worsening credit conditions and/or a deterioration in loan performance generally leads to defaults or downgrades of the CLOs’ underlying collateral obligations, one or more CLOs could fail one or more overcollateralization tests and/or interest diversion tests. These risks are correlated, as when an underlying collateral obligation defaults or is downgraded below a certain threshold, such collateral obligation is then carried below par for the purpose of overcollateralization and interest diversion testing, making a failure of any such test more likely to occur. Any such failure would result in funds otherwise available to pay the management fees we earn on such investment vehicle to instead be used to either pay down the principal on the securities issued by such vehicle in an amount necessary to cause such tests to pass or purchase sufficient collateral in an amount necessary to cause such CLO to pass such tests. If either of these scenarios occurred, there is the potential that the remaining funds would be insufficient to pay expected management fees on any such
CLO, which would result in either a temporary deferral or permanent loss of such management fees.
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
Our Global Investment Solutions business is subject to additional risks, including the following:
•The Global Investment Solutions business is subject to business and other risks and uncertainties generally consistent with our business as a whole, including legal, tax, and regulatory risks; the avoidance or management of conflicts of interest; the ability to attract and retain investment professionals and other personnel; and risks associated with the acquisition of new investment platforms.

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
•natural disasters, including increased physical risks from climate change such as event-driven exposures resulting from the increased severity of extreme weather events, such as cyclones, hurricanes, wildfires, or floods, and consequences of longer-term shifts in climate patterns, for example, sustained higher temperatures that may cause sea levels to rise or chronic heat waves, and the effects of climate change on supply and demand;
•changes in government statutes, regulations, or regulatory action or regulatory interpretation at the federal, state, or local level (such as vacancy control, rent control, pricing software or practices, and climate change);
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
•claims by third parties, including adjacent landowners, and homeowners’ associations;
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
Our real estate funds’ portfolio investments are subject to various risks that cause fluctuations in occupancy, rental rates, operating income, and expenses or that render the sale or financing of the funds’ portfolio investment properties difficult or unattractive, which risks were exacerbated by the COVID-19 pandemic and may be further exacerbated by another pandemic or global health crisis. For example, following the termination or expiration of a tenant’s lease, there could be a period of time before a funds’ portfolio investment will begin receiving rental payments under a replacement lease. During that period, the portfolio investments (and, indirectly, the funds) will continue to bear fixed expenses such as interest, real estate taxes, maintenance, and other operating expenses. In addition, declining economic conditions could impair the portfolio investments’
ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases.
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
In addition to real property assets, our real estate funds may also invest in real estate related operating companies such as logistics hubs, data centers, marinas, or certain event spaces. These investments are similar to the portfolio investments made by our buyout and growth funds and are subject to similar risks and uncertainties as apply to those operating companies. See
“Risks Related to Our Business Operations—Risks Related to the Assets We Manage—The investments of our private equity funds are subject to a number of inherent risks.”
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
In addition, lenders in commercial real estate financing typically require a non-recourse carveout guarantee and environmental indemnity, which typically provides that the lender can recover losses from guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt, and environmental losses sustained by the lender. For our acquisitions, non-recourse carveout guarantees and environmental indemnities may be extended by our funds. We expect that commercial real estate financing arrangements generally will increasingly continue to require non-recourse carveout guarantees and environmental indemnities. In addition, lenders may require interest, carry, and/or payment guarantees in connection with a real estate financing arrangement, which may be provided by the fund. In the event that any such guarantee or indemnity is called, a fund’s or our assets could be negatively impacted and we or our funds may be subject to liability.
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
•the volatility of oil and natural gas prices and its impact on the demand for oil and gas products and services
(climate change related or otherwise); and
•potential contributions to climate change, as well as regulations and stakeholder scrutiny related to the same.
Oil, gas, and product prices are subject to international supply and demand dynamics and, as a consequence, related margins can be volatile. In general, political developments, global conflicts such as Russia’s invasion of Ukraine and the war between Israel and Hamas, see-sawing supply-demand dynamics, technological change, global macroeconomic conditions, public health risks, and changes in the influence of the Organization of Petroleum Exporting Countries (“OPEC”) may continue to impact commodity prices going forward and the financial performance of some of our existing and future investments. Our investments that are exposed to energy prices, either as consumers or producers of energy, and their financial performance has been, and is likely to continue to be, affected by the continued volatility in energy prices. To the extent that current conditions persist or worsen, there may be adverse impacts on the financial performance of the affected businesses, on the availability of financing or credit to them as well as their asset prices and valuations.
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
Investments in the natural resources industry, including the infrastructure, energy, power, and renewables industries, involve various operational, construction, and regulatory risks.
Natural Resources. Our natural resources portfolio companies may face construction and operational risks typical for energy, infrastructure, and power generation infrastructure businesses, including, among other things:
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
Such developments could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken. Construction costs may exceed estimates for various reasons, including inaccurate engineering and planning, labor and building material costs in excess of expectations, and unanticipated problems with project start-up. Such unexpected increases may result in increased debt service costs and funds being insufficient to complete construction. Portfolio investments under development or portfolio investments acquired to be developed may receive little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make such development less attractive than at the time it was commenced. Any events of this nature could severely delay or prevent the completion of, or significantly increase the cost of, the construction. There also are risks inherent in the construction work that may give rise to claims or demands against one of our portfolio companies from time to time.
Delays in the completion of any energy or power project may result in lost revenues or increased expenses, including higher operation and maintenance costs related to such portfolio company.
Infrastructure. Investment in infrastructure assets involves certain differentiated risks. Project revenues can be affected by a number of factors. Unanticipated changes in the availability or price of inputs necessary for the operation of infrastructure assets may adversely affect the overall profitability of the investment or related project. Events outside the control of a portfolio company, such as political action, governmental regulation (including potential climate change initiatives), demographic changes, economic growth, increasing fuel prices, government macroeconomic policies, service or product prices, social stability, competition from other businesses and infrastructure, natural disasters (climate change related or otherwise), changes in weather patterns, changes in demand for products or services, bankruptcy or financial difficulty of a major customer, and acts of war or terrorism, could significantly reduce the revenues generated or significantly increase the expense of constructing, operating, maintaining, or restoring infrastructure facilities. In turn, this may impair a portfolio company’s ability to repay its debt, make distributions, or even result in termination of an applicable concession or other agreement. Although portfolio companies may maintain insurance to protect against certain risks, where available on reasonable commercial terms (such as business interruption insurance that is intended to offset loss of revenues during an operational interruption), such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all of an investment’s losses.
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
Energy and Power. The development, operation, and maintenance of power generation or infrastructure facilities involves various operational risks, which can include mechanical and structural failure, accidents, labor issues, or the failure of technology to perform as anticipated. Events outside our control, such as economic developments, changes in fuel prices or the price of other feedstocks, governmental policies, demand for energy, and similar events, could materially reduce the revenues generated or increase the expenses of constructing, operating, maintaining, or restoring power generation businesses. Such developments could impair a portfolio company’s ability to repay its debt or conduct its operations. We may also choose to or be required to decommission a power generation facility or other asset. The decommissioning process could be protracted and result in the incurrence of significant financial and/or regulatory obligations or other uncertainties.
We may acquire equity interests in development projects, including, for example, transmission and power facility developments and/or in businesses that engage in transmission and power facility development. To the extent that we invest in such development activities, it will be subject to the risks normally associated with such activities. Such risks include, among others, risks relating to the availability and timely receipt of zoning and other regulatory approvals, the cost and timely completion of construction (including risks beyond our control, such as weather or labor conditions or material shortages), and the availability of both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have an adverse effect on the financial condition and results of operations.
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
We invest in companies that produce hydrocarbons, the combustion of which releases greenhouse gases linked to climate change. Governmental and regulatory bodies, investors, consumers, and other stakeholders recently have focused on combating climate change and a number of jurisdictions have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions, although such approach continuing, particularly in the United States, is uncertain given the new administration and Congress. These include adoption of cap-and-trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, climate-related reporting, and incentives or mandates for renewable energy, among others. Compliance with these regulatory requirements could be costly, lengthen project implementation times, and, together with changes in consumer preferences and technological advances in the alternative energy sector, reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon sources such as natural gas. Current and pending greenhouse gas regulations or policies may also increase compliance costs for us and/or our portfolio companies, such as for monitoring or sequestering emissions, and promote alternatives to hydrocarbons. Companies that produce hydrocarbons are also increasingly subject to the risk of activism, litigation, and regulatory enforcement related to such companies’
operations, or actual or alleged environmental impacts, as well as increased scrutiny from lenders with regard to sustainability considerations. Such requirements, as well as social, economic, and technological developments, could have a negative impact on our ability to obtain suitable or sufficient financing, exit certain of our energy investments, or adversely affect the expected returns of new investment opportunities.
Investments may not receive the initial regulatory approval or license needed to acquire or otherwise operate an investment, including after substantial costs have been incurred pursuing such investment. Additional or unanticipated regulatory approvals, including, for example, renewals, extensions, transfers, assignments, reissuances, or similar actions, may be required to acquire or operate infrastructure assets, and additional approvals may become applicable in the future due to a change in laws and regulations, a change in the portfolio company’s customer(s) or for other reasons. Moreover, permits or special rulings may be required on taxation, financial, and regulatory related issues. There can be no assurance that a portfolio company will be able to (i) obtain all required regulatory approvals that it does not yet have or that it may require in the future,
(ii) obtain any necessary modifications to existing regulatory approvals, or (iii) maintain required regulatory approvals. Any delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility, sales to third parties, or could result in additional costs and adversely impact the returns generated by the investment.
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
Renewables. Estimates of factors such as solar energy intensity and movement of wind and water flow (for solar, wind, and hydroelectric power, respectively) by qualified engineers are often a key factor in valuing certain energy and power companies. The process of making these estimates is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering, and economic data. Estimates or projections of market conditions and supply and demand dynamics are key factors in evaluating potential investment opportunities and valuing the investments and related assets. The aforementioned estimates are subject to wide variances based on changes in market conditions, underlying assumptions, and technical or investment-related assumptions.
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
We and our funds’ portfolio companies face a number of risks associated with climate change, including both transition and physical risks. The transition risks that could impact our company and our funds’ investments in portfolio companies include those risks related to the impact of current and potential U.S. and foreign climate-and ESG-related legislation and regulation, as well as risks arising from climate-related business trends. In addition, we and our funds’
investments in portfolio companies are subject to risks stemming from the physical impacts of climate change.
New climate change-related regulations or interpretations of existing laws may result in enhanced or conflicting disclosure obligations that could negatively affect us or our funds’ investments in portfolio companies and also materially increase our regulatory burden. Increased and/or conflicting applicable or proposed regulations generally increase the costs to us, our funds, and our funds’ portfolio companies, and those higher costs may continue to increase if new laws require additional resources, including spending more time, hiring additional personnel, or investing in new technologies. Moreover, significant increases in regulatory compliance expenses may negatively impact our funds and their portfolio company investments. In particular, compliance with climate and other sustainability or ESG-related rules in the European Union and the
United Kingdom is expected to result in increased legal and compliance costs and expenses, which would be borne by us, our funds, and/or our funds’ portfolio companies. In addition, our funds’ portfolio companies could face transition risk if GHG-
related regulations or taxes are implemented. See “Risks Related to Regulation and Litigation—Regulatory initiatives in jurisdictions outside the United States could adversely affect our business” and “Increasing scrutiny from stakeholders on sustainability matters, including our ESG reporting, exposes us to reputational and other risks.”
We also face business trend-related climate risks. Certain fund investors are increasingly taking into account the consideration for or lack of ESG factors, including climate risks, in determining whether to invest in the funds we manage. In addition, our reputation and investor relationships could be damaged as a result of our involvement, or our funds’ involvement, in certain industries, portfolio companies, or transactions associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
Moreover, significant physical effects of climate change, including extreme weather events, such as hurricanes, wildfires or floods, can also have an adverse impact on certain of our funds’ investments in portfolio companies and other investments, particularly real asset and infrastructure investments and portfolio companies that rely on physical factories, plants, or stores located in affected areas. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well.
Investments in the insurance industry (including our investment in Fortitude) could be adversely impacted by insurance regulations and potential regulatory reforms.
Carlyle FRL, L.P., an affiliated investment fund (“Carlyle FRL”), holds a controlling interest in Fortitude, inclusive of our 10.5% interest. The insurance industry is highly regulated and the regulators in many jurisdictions have broad, and in some cases discretionary, authority over insurance companies, including, among other things, with respect to marketing practices, policy rate increases, reserve requirements, capital adequacy, permissible investments, and affiliate transactions. In addition, the insurance sector is subject to frequent regulatory change. While we intend to invest in companies and acquire businesses that seek to comply with applicable laws and regulations, the laws and regulations relating to the insurance industry are complex, may be ambiguous, or may lack clear judicial or regulatory interpretive guidance. Even where laws or regulations purport to be the same across different jurisdictions, they may be inconsistently applied by the regulators of the different jurisdictions.
In terms of regulatory changes, the following changes in particular may affect the operations and prospects of our investments in the insurance industry, including Fortitude: (i) changes to interest rates and policies of central banks and regulatory authorities; (ii) changes in applicable direct or indirect taxes, levies or charges; (iii) changes in government or regulatory policy that may significantly influence investor decisions in particular markets in which our investments operate; (iv)
changes relating to the capital adequacy framework and rules designed to promote financial stability, both on an individual reinsurance company level and on a group level; (v) changes to policyholder protections; (vi) changes related to the regulation of investment management arrangements between insurers and controlling or related asset managers; and (vii) developments in financial reporting. An adverse review or determination by any applicable judicial or regulatory authority of any such law or regulation, or an adverse change in applicable regulatory requirements, judicial or regulatory interpretation, or reimbursement programs, could have a material adverse effect on the operations and/or financial performance of our investments in the insurance industry (including Fortitude) and may increase their compliance and legal costs. Any such costs could negatively impact the value of our investments and the returns we are able to generate on such investments. See “Risks Related to our
Company— Adverse economic and market conditions and other events or conditions throughout the world could negatively impact our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise capital, any of which could materially reduce our revenue, earnings, and cash flow and adversely affect our financial prospects and condition.”
Insurance regulatory authorities and regulatory organizations continue to scrutinize alternative asset managers’
involvement in the insurance industry, including with respect to the ownership by such managers or their affiliated funds of, and the management of assets on behalf of, insurance companies. For example, insurance regulators increasingly have focused on the terms and structure of investment management agreements, including whether they are at arms’ length, establish control of the insurance company, grant the asset manager excessive authority over the investment strategy of the insurance company, provide for management fees that are not fair and reasonable, or termination provisions that make it difficult or costly for the insurer to terminate the agreement. Regulators also have increasingly focused on the risk profile of certain investments held by insurance companies (including, without limitation, structured credit assets such as collateralized loan obligations), appropriateness of investment ratings and potential conflicts of interest (including affiliated investments), and potential misalignment of incentives and any potential risks from these and other aspects of an insurance company’s relationship with alternative asset managers that may impact the insurance company’s risk profile. This enhanced scrutiny may increase the risk of regulatory actions against us and could result in new or amended regulations that limit our ability, or make it more burdensome or costly, to enter into investment management or advisory agreements with insurance companies and thereby grow our insurance strategy.
Our relationship with Fortitude may not generate a meaningful contribution to our revenue and our indirect ownership of
Fortitude could give rise to real or apparent conflicts of interest.
While we expect to derive a meaningful contribution to our revenue across our business segments from our investment in and strategic asset management relationship with Fortitude, as described in Note 4, Investments, to Part II, Item 8
“Investments—Investment in Fortitude,” we may not be successful in doing so. Pursuant to investment management agreements into which we have entered with Fortitude subsidiaries and certain companies with which they have reinsurance agreements (the “Ceding Companies”), certain of our subsidiaries receive performance fees and/or management fees from carry funds and separately managed accounts into which Fortitude Re and the Ceding Companies invest. Through its subsidiaries we managed or advised $19.4 billion of capital attributable to investments made under these investment management agreements, as of December 31, 2024. In addition, in April 2022, we entered into a strategic advisory services agreement with certain subsidiaries of Fortitude through our insurance investment advisor, Carlyle Insurance Solutions Management L.L.C. (“CISM”).
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
Our investment management and advisory agreements with Fortitude subsidiaries and the Ceding Companies are terminable under certain circumstances. If such agreements were terminated, it could have a material adverse effect on our business, results of operations, and financial condition. There can be no assurance that the benefit we receive from Fortitude subsidiaries will not decline due to a disruption or decline in Fortitude’s business or a change in our relationship with Fortitude, including our investment income from our indirect interest in Fortitude and/or investment management or advisory agreements with Fortitude subsidiaries and the Ceding Companies. We may be unable to replace a decline in the revenue derived from investments made in our funds and entities by Fortitude Re and/or the Ceding Companies on a timely basis if our relationship with Fortitude were to change or if Fortitude were to experience a material adverse impact to its business.
Carlyle FRL owns a controlling interest in Fortitude and has the right to appoint a majority of its board of directors.
As a result, there may be real or apparent conflicts of interest with respect to matters affecting the Company, Carlyle-managed funds, and their portfolio companies and Fortitude, including with respect to the fiduciary duties that our employees that are board members owe to Fortitude in addition to the duties that they have to the Company. In addition, conflicts of interest could arise with respect to transactions involving business dealings between the Company, Fortitude, and each of their respective affiliates. The foregoing conflicts of interest may also arise with respect to subsidiaries of Fortitude.
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
•Intellectual property often constitutes an important part of a life sciences company’s assets and competitive strengths, particularly for royalty monetization transactions. To the extent such companies’ intellectual property positions with respect to products in which Abingworth invests, whether through a royalty monetization or otherwise, are challenged, invalidated, or circumvented, the value of Abingworth’s investment may be impaired. The success of a life sciences investment depends in part on the ability of the biopharmaceutical or medical device companies in whose products Abingworth invests to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of such products. The patent positions of such companies can be highly uncertain and often involve complex legal, scientific, and factual questions.
•The commercial success of products could be compromised if governmental or third-party payers do not provide coverage and reimbursement, breach, rescind, or modify their contracts or reimbursement policies or delay payments for such products. In both the United States and foreign markets, the successful sale of a life sciences company’s product depends on the ability to obtain and maintain adequate coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and third-party payers continue to pursue aggressive initiatives to contain costs and manage drug utilization and are increasingly focused on the effectiveness, benefits, and costs of similar treatments, which could result in lower reimbursement rates and narrower populations for whom the products in which Abingworth invests will be reimbursed by payers. For example, in the United States, federal legislation has passed that modifies coverage, reimbursement, and pricing policies for certain products.
Regulatory agencies have provided guidance on how they intend to implement certain components of the legislation. In general, as regulatory agencies and others continue to define and implement the legislation, such legislation may result in lower product prices, altered market dynamics, or the unavailability of adequate third-party payer reimbursement to enable Abingworth to realize an appropriate return on its investment.
The aviation leasing industry is subject to significant volatility and may expose us to additional risks.
Carlyle Aviation Partners participates in the aircraft leasing industry, which has historically been cyclical in nature for a number of reasons outside the control of industry participants, including: the demand for aviation travel; geopolitical and other events, including the war in Ukraine, the Israel-Hamas war and related conflicts, and other wars, civil disturbances, acts of terrorism, outbreaks of epidemic diseases, including the COVID-19 global pandemic and natural disasters; governmental regulation, including regulation of trade, such as the imposition of import and export controls, tariffs, and other trade barriers;
weakness in the capital and credit markets and the availability of credit; significant decreases in purchasing power caused by inflation or otherwise; fluctuations in interest rates whether caused by changes in monetary policy, lack of supply, or other economic conditions; changing political conditions, including risk of rising protectionism and authoritarian regimes, restrictions on immigration, or impositions of new trade barriers, including additional economic sanctions or export controls (including those introduced due to the war in Ukraine); cyber risk, including information hacking, viruses, and malware; operating costs, availability and price of jet fuel, and general economic conditions affecting aircraft operations; customer restructurings and bankruptcies and decreases in the creditworthiness of customers; manufacturer production levels and technological innovation;
aircraft and engine models being retired or otherwise made obsolete; the industry ceasing to produce aircraft or engine types;
new-entrant manufacturers producing additional aircraft that compete with existing models; aircraft age and the advent of newer models of aircraft; airworthiness directives and service bulletins; safety, noise, and emission standards and regulations; and the availability of spare parts.
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
Subject, in some cases, to compliance with our insider trading policy, minimum retained ownership requirements, transfer restrictions, and limitations applicable to affiliates under Rule 144 under the Securities Act, all of these shares are freely tradable. In addition, the holders of these shares have the benefit of registration rights agreements with us. Moreover, as holders of freely tradable common stock rather than Carlyle Holdings units, the Former Private Unitholders are able to more easily sell shares of common stock into the market (or donate shares of common stock to charities which in turn may sell these into the market) than was the case before the Conversion. For example, the Former Private Unitholders are not subject to restrictions that in most cases limited their ability to exchange Holdings Units for common units to prescribed quarterly exchange dates.
This could result in the Former Private Unitholders disposing of their equity interests in us more quickly and/or at a higher volume than in the past, and the market price of our common stock could decline as a result. Subject to the restrictions described below, we may issue and sell in the future additional shares of common stock. The issuance of additional equity securities or securities convertible into equity securities would also result in dilution of our existing shareholders’ equity interest. The issuance of the additional shares of common stock, the sale of shares of common stock by our significant shareholders, and the vesting and sale of restricted stock units or the perception that such sales may occur could cause the market price of our common stock to decline.
As of December 31, 2024, our Chief Executive Officer held a total of 5.2 million unvested restricted stock units
(inclusive of unvested dividend equivalent units that have been credited on such awards) in respect of awards that were granted to him outside of the Equity Incentive Plan in connection with his hiring. Under our Equity Incentive Plan, we had 17.2 million unvested restricted stock units outstanding as of December 31, 2024. At our 2024 Annual Meeting of Shareholders, our
shareholders approved an amendment and restatement of the Equity Incentive Plan to increase the shares of common stock reserved for issuance under the Equity Incentive Plan by an additional 19,000,000 shares. As of December 31, 2024, the total number of shares of common stock available for grant under the amended and restated Equity Incentive Plan was 30.1 million and, following the grant of awards in February 2025, the total number of shares of common stock available for grant under the amended and restated Equity Incentive Plan was 25.7 million. A further increase in the number of shares available for grant under the Equity Incentive Plan would require shareholder approval, and any such approval would result in more shares that may be delivered in settlement of vested restricted stock unit awards and that may ultimately be sold in the market, which could lead to a decline in the market price of our common stock. We have filed several registration statements and intend to file additional registration statements on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for common stock issued or available for future grant under our amended and restated Equity
Incentive Plan, when applicable. Any such Form S-8 registration statement will automatically become effective upon filing.
Accordingly, common stock registered under such registration statement will be available for sale in the open market. As restricted stock unit awards vest and shares of common stock are delivered to restricted stock unit holders, the market price of our common stock may decline due to dilution or if such holders elect to sell their shares of common stock. Morgan Stanley, our equity plan service provider, may, from time to time, act as a broker, dealer, or agent for, or otherwise facilitate sales in the open market through block transactions or otherwise of our common stock on behalf of, plan participants.
The market price and trading volume of our common stock has been and may continue to be volatile, which could cause the value of your investment to decline.
The market price of our shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our shares may fluctuate and cause significant price variations to occur. You may be unable to resell your shares at or above your purchase price, if at all. Some of the factors that could negatively affect the price of our shares or result in fluctuations in the price or trading volume of our shares include: variations in our quarterly operating results, which variations we expect will be substantial, or dividends; our policy of taking a long-term perspective on making investment, operational, and strategic decisions, which is expected to result in significant and unpredictable variations in our quarterly returns; our creditworthiness, results of operations, and financial condition; the credit ratings of the shares; the prevailing interest rates or rates of return being paid by other companies similar to us and the market for similar securities; failure to meet analysts’ earnings estimates; publication of research reports about us or the investment management industry or the failure of securities analysts to cover our shares; additions or departures of key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by stockholders; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our businesses or enforcement of these laws and regulations, or announcements relating to these matters; a lack of liquidity in the trading of our shares; adverse publicity about the investment management industry generally or individual scandals, specifically; a breach of our computer systems, software, or networks, or misappropriation of our proprietary information; and economic, financial, geopolitical, regulatory, or judicial events or conditions that affect us or the financial markets.

Carlyle Group Management L.L.C. has significant influence over us and its interests may conflict with ours or yours.
Carlyle Group Management L.L.C., which is wholly owned and controlled by our co-founders and other senior Carlyle professionals, holds approximately 37.4% of the voting power of our common stock as of December 31, 2024, pursuant to an irrevocable proxy granted to it by senior Carlyle professionals and certain other former limited partners of Carlyle Holdings who became holders of shares of common stock in connection with the Conversion.
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
continues to own a significant percentage of our common stock, it will be able to cause or prevent a change of control of our
Company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of our
Company. The concentration of ownership could delay or deter possible changes in control of our Company and could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock. In addition, sales of our common stock by one or more of our co-founders may cause the market price of common stock to be volatile. The interests of Carlyle Group Management L.L.C. may not coincide with our interests or the interests of other holders of our common stock. See “Risks Related to Our Common Stock—
The market price of our common stock has been and may continue to be volatile, which could cause the value of your investment to decline.”
Our co-founders have the right to designate members of our Board of Directors.
Pursuant to the stockholder agreements with each of our co-founders, for so long as such co-founder and/or his
“Founder Group” (as defined in the stockholder agreements) beneficially owns at least 5% of our issued and outstanding common stock, each of our co-founders will have the right to nominate one director to our Board of Directors. In addition, each co-founder will have the right to nominate a second director to our Board of Directors until the earlier of (x) such time as such co-founder and/or his Founder Group ceases to beneficially own at least 20 million shares of our common stock and (y) January
1, 2027. For so long as at least one co-founder is entitled to designate two directors to the Board of Directors, the co-founders then serving on our Board of Directors may (i) designate a co-founder to serve as chair or co-chair and (ii) designate a co-
founder to serve on each of the compensation and nominating committees and any executive committee, subject to applicable law and listing standards. Accordingly, for such period of time, our co-founders will have significant influence over the composition of our Board of Directors and could prevent certain changes in the composition of our Board of Directors.
Our amended and restated certificate of incorporation does not limit the ability of our former general partner, co-founders, directors, officers, or stockholders to compete with us.
Our amended and restated certificate of incorporation provides that none of Carlyle Group Management L.L.C., any person that controls Carlyle Group Management L.L.C., and our co-founders, directors and officers, and stockholders will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. In the ordinary course of their business activities, these persons may engage in activities where their interests conflict with our interests or those of our other stockholders.
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
Moreover, as a Delaware corporation, we are subject to provisions of Delaware law, which may impede or discourage a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under
Delaware law and our stockholder agreements with our co-founders could discourage, delay, or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or could negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
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
Under applicable U.S. GAAP standards, we may be required to consolidate certain of our investment funds, holding companies, or operating businesses if we determine that these entities are VIEs and that we are the primary beneficiary of the
VIE, as discussed in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in Part II,
Item 8 of this Annual Report on Form 10-K. The consolidation of such entities could make it difficult for an investor to differentiate our assets, liabilities, and results of operations apart from the assets, liabilities, and results of operations of the consolidated VIEs. The assets of the consolidated VIEs are not available to meet our liquidity requirements and, similarly, we generally have not guaranteed or assumed any obligation for repayment of the liabilities of the consolidated VIEs.
As of December 31, 2024, the total assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $8.9 billion and $7.7 billion, respectively.
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
These laws, regulations, and treaties are complex, and the manner that they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations, and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities (including the Internal Revenue Service (“IRS”), which received additional funding under the Inflation
Reduction Act of 2022 (the “IRA”) to bolster enforcement of the U.S. tax code) could challenge our interpretation, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate.
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
Past and future changes to tax laws and regulations may have an adverse impact on us, including by materially and adversely affecting the value of our investments or the feasibility of making certain investments. This could significantly affect returns to investors, cause us to revalue our net deferred tax assets, and/or have a material change to our effective tax rate and tax liabilities. In addition, foreign tax credit regulations published in 2022 impose significant additional requirements for foreign taxes to be eligible for foreign tax credits. Although the U.S. Department of the Treasury (“Treasury”) and the IRS
provided relief in 2023 from certain provisions of these foreign tax credit regulations for the indefinite future, their potential impact remains uncertain and could be adverse. In addition, final and proposed regulations published in 2024 related to functional currency and taxation on foreign exchange transactions, which could change how taxpayers are currently computing foreign exchange calculations. Further, the IRA introduced, among other things, a 15% alternative minimum tax on the
“adjusted financial statement income” of certain large corporations and a 1% excise tax on certain actual and deemed stock repurchases. We are an applicable corporation that is subject to the alternative minimum tax, as well as a covered corporation that is subject to the 1% excise tax. These and other changes may not only materially change the amount and/or timing of tax we and our portfolio companies may be required to pay, but also may increase tax-related regulatory and compliance costs. The alternative minimum tax requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the IRA and proposed regulations, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. Treasury, the
IRS, and other standard-setting bodies have issued some guidance and are expected to issue additional guidance on how the alternative minimum tax provisions of the IRA will be applied or otherwise administered that may differ from our interpretations. As we continue to comply with the provisions of the IRA and proposed regulations, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which adjustments are made. Lastly, Treasury and the IRS issued a first set of proposed regulations related to previously taxed earnings and profits (“PTEP”) of foreign corporations in 2024, which provides for changes to the accounting, basis adjustments, and calculations of PTEP.
Both the new administration and certain members of the U.S. Congress have stated that one of their top legislative priorities is significant reform of the Internal Revenue Code and other federal tax laws. Among other things, the new administration and Congress may pursue tax policies seeking to alter the income tax rates and brackets applicable to individuals and corporations, exempt certain types of income from taxation, eliminate clean energy subsidies enacted by the IRA, provide tax incentives for domestic production, and impose significant new tariffs on foreign goods. Both the timing and the details of any such tax reform are unclear. The impact of any potential tax reform on us, our portfolio companies, and our investors is uncertain and could be adverse. See “Risks Related to Our Company—We depend on our senior Carlyle professionals, including our Chief Executive Officer, and the loss of their services or investor confidence in such personnel could have a material adverse effect on our business, results of operations, and financial condition.”
State and local governments also may enact tax laws that could result in fundamental changes in state and local taxation and have a material adverse effect on our results of operations, financial condition, and cash flow. In particular, both the level and basis of taxation may change. For example, the State of New York issued final regulations on December 27, 2023, that implemented comprehensive franchise tax reform for corporations, banks, and insurance companies. This did not have a material impact to our consolidated financial statements; however, we will continue to monitor as additional guidance is released by the State of New York.
Our workforce, including employees, key personnel, and service providers, has become more geographically dispersed since the COVID-19 pandemic. This increased diversity of locations may result in higher tax and compliance costs for our entities, including elevated payroll taxes and social security contributions. In addition, our entities may become subject to taxation in jurisdictions where they were not previously considered to have a taxable presence. Should these increased tax costs be passed on to employees or other personnel, or if stricter working arrangements are necessary to manage compliance risks, our ability to attract and retain talent could be adversely impacted.
International tax developments also may significantly impact us. The OECD’s base erosion and profit shifting
(“BEPS”) project is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions, interest deductibility, and eligibility for the benefits of double tax treaties. Several of the measures, including measures covering treaty abuse (including an anti-abuse “principal purpose” test), the deductibility of interest expense, local nexus requirements, transfer pricing, and hybrid mismatch arrangements are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors, and/or our portfolio companies, including by adversely impacting our ability to efficiently realize and repatriate income and capital gains from the jurisdictions in which they arise. Many individual jurisdictions have introduced domestic legislation implementing certain of the BEPS action points, but because timing of implementation and the specific measures adopted will vary among participating member countries, uncertainty remains regarding the impact of the BEPS proposals. Moreover, many of the jurisdictions in which we have made (or expect to make)
investments have now ratified, accepted, and approved the OECD’s Multilateral Instrument that brings into effect a number of relevant changes to double tax treaty eligibility. While these changes continue to be introduced, there remains uncertainty as to whether and to what extent we may benefit from such treaties and whether our funds may look to their investors in order to derive tax treaty or other benefits. This position is likely to remain uncertain for a number of years.
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
On January 17, 2023, the European Parliament approved a proposal for an anti-tax avoidance directive laying down rules to prevent the misuse of shell entities for tax purposes within the EU (the “Unshell Proposal,” also known as “ATAD
III”). The final text will need to be approved by the Council of the European Union, although it is uncertain at this stage whether the Unshell Proposal will move forward to implementation. If it is implemented, the Unshell Proposal could, among other things, impose additional taxes on our entities (including by imposing additional limitations on the deductibility of interest payments) and/or impact our ability to repatriate investment returns and/or international profits in a tax efficient way resulting in additional tax costs and/or reporting, disclosure, and computation obligations (which could result in increased administrative and compliance costs) for our entities.
In addition, a number of proposals from the European Commission have been issued or adopted that further enhance and move beyond the work on the BEPS project. First, a package of tax reforms was adopted by the European Commission on
September 12, 2023, comprising the “Proposal for a Council Directive on Business in Europe: Framework for Income
Taxation” (“BEFIT”) (which seeks to produce a comprehensive solution for business taxation in the EU) and the “Proposal for a Council Directive on transfer pricing” (which seeks to harmonize transfer pricing rules within the EU and ensure a common approach to transfer pricing). BEFIT aims to introduce a common set of rules for EU companies to calculate their taxable base while ensuring a more effective allocation of profits between EU countries. Following adoption by the European Council, the proposals are intended to come into force on July 1, 2028 (for BEFIT) and January 1, 2026 (for the transfer pricing proposals).
BEFIT has the potential to alter taxing rights with the EU and may include substantive changes to applicable tax rules. Second, the European Council has agreed to implement changes to the procedures used across the European Union in respect of withholding taxes (known as “FASTER”). Specifically, the changes are aimed to simplify the procedures for a refund or to apply for relief at the source; however, the changes could have broader implications. These withholding tax proposals are expected to come into effect from January 1, 2030. The details and timing of the implementation of BEFIT (if adopted) and
FASTER and the impact on our funds, or any entities in or through which our funds invest, is uncertain.
The OECD also has issued proposals, commonly referred to as “BEPS 2.0,” which fundamentally change the international tax system. The proposals are based on two “pillars” involving the shifting of taxing rights to the jurisdiction of the consumer (“Pillar One”) and ensuring all companies pay a global minimum corporate tax (“Pillar Two”).
Under Pillar One, multinational enterprises (“MNEs”) with an annual global turnover of at least EUR 20 billion will be subject to rules allocating a formulaic share of consolidated profits in excess of a 10% profit margin to the jurisdictions where their consumers or users are located (subject to threshold rules). MNEs carrying on specific low-risk activities are excluded, including “regulated financial services.” Pillar Two imposes a minimum effective tax rate of 15% on MNEs that have consolidated revenues of at least EUR 750 million in at least two out of the last four years. Pillar Two introduces three related tax measures (the “GloBE” rules): the qualified domestic minimum top-up tax (“QDMTT”) is assessed by a low-taxed jurisdiction itself, the income inclusion rule (“IIR”) imposes a top up tax on a parent entity where a constituent member of the
MNE group has low-taxed income, and lastly, the undertaxed payment rule applies to intra-group payments if a constituent member’s income is not taxed by an IIR or QDMTT. In addition, a subject to tax rule (“STTR”) will permit source jurisdictions to impose limited withholding taxes on low-taxed related party payments, which will be creditable against the GloBE rules tax liability. The OECD has released model rules and commentary for Pillar Two, including guidance on the treatment of taxes paid by U.S. companies on non-U.S. income under the U.S. Global Intangible Low-Taxed Income regime. The proposals are complex and subject to significant uncertainty, and consultation in respect of certain aspects of the rules is ongoing as we await further guidance from the OECD. It is anticipated that certain classes of entities that are typically exempt from tax will be outside of the scope of Pillar Two, including investment funds and real estate investment vehicles (as respectively defined),

which are the ultimate parent entity of the MNE group (and certain holding vehicles of such entities); however, the application of these exemptions to our entities remains open to significant uncertainty. Although certain elements of Pillar Two have been implemented, important details, in particular on the implementation of certain elements of Pillar One, are still awaited. In addition, the U.S. is not expected to enact Pillar Two, creating additional uncertainty as to the application of these rules to multinational enterprises with a U.S. parent entity, and it is not yet clear whether a U.S. foreign tax credit will be available with respect to these additional taxes, which may result in a higher overall tax cost.
Various countries have implemented or intend to implement the OECD’s recommended model rules. In particular, the
Council of the European Union formally adopted Pillar Two and required all 27 EU member states to adopt local legislation during 2023 to implement Pillar Two rules that apply in respect of the fiscal years beginning from December 31, 2023, and a number of other countries outside the EU member states have implemented (or are currently proposing to implement) core elements of the Pillar Two proposal. Many other countries also will seek to implement other proposals including a potential digital services tax. There remains significant uncertainty as to the interaction of these rules and, subject to the development and implementation of both Pillar One and Pillar Two (including the details of any domestic legislation, double taxation treaty amendments, and multilateral agreements that may be necessary to implement them), effective tax rates could increase for our firm, funds, portfolio companies, and investors, including by way of higher levels of tax being imposed, possible denial of deductions, increased withholding taxes, and/or profits being allocated differently. It is likely that our entities also will be subject to significant additional compliance and/or reporting obligations. Any tax laws, regulations, or treaties newly enacted or enacted in the future also may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities, as a result.
Moreover, the Netherlands continues to provide additional updates to its withholding tax on dividends. As of January
1, 2024, dividend distributions made by Dutch companies to “associated beneficiaries” established in blacklisted jurisdictions
(or non-blacklisted jurisdictions, in the case of situations that are deemed to be “abusive”) may be subject to a conditional withholding tax. The applicable tax rate is linked to the highest corporate income tax in the relevant year (being 25.8% in
2025). We are monitoring the impact of these rules, which could result in additional withholding taxes being levied on our investment funds or on repatriation of income and gains generated.
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

•Multi-factor authentication for remote access, privileged access management for system administrators, application whitelisting, laptop encryption, mobile device management software, and advanced malware defenses on endpoints;
•Incident preparedness and response planning and risk mitigation;
•Independent and continuous security testing, assessment, and third-party risk and vulnerability management;
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
To our knowledge, cybersecurity threats, including as a result of any previous detected or undetected cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition; however, we may learn new facts about these detected or undetected incidents and these facts may lead us to change this materiality assessment. The sophistication of cyber threats continues to increase and there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. Consequently, given that the magnitude of cybersecurity incidents or threats are difficult to predict, we are unable to determine at this time whether risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For an additional description of cybersecurity risk and potential related impacts on us, see
Part I, Item 1A “Risk Factors—Risks Related to Our Company—Operational risks (including those associated with our business model), system security risks, breaches of data protection, cyberattacks, or actions or failure to act by our employees or others with authorized access to our networks, including our ability to insure against such risks, may disrupt our businesses, result in losses, or limit our growth.”
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
Our CISO, in coordination with our Chief Financial Officer, Chief Compliance Officer, Chief Information Officer,
Chief Risk Officer, and Chief Audit Executive, among certain other senior executives, is responsible for leading the assessment and management of cybersecurity risks. The current CISO has over 22 years of experience in information security that includes key roles managing cybersecurity risk in both government and the private sector. As described above, our CISO leads our cybersecurity program, chairs Carlyle’s ISSC that comprises senior management and other sector representatives, and provides cybersecurity status reporting to our Audit Committee as necessary and at least annually.
ITEM 2.PROPERTIES
Our principal executive offices are located in leased office space at 1001 Pennsylvania Avenue, NW, Washington,
D.C. We also lease the space for our other 28 offices. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.
ITEM 3.LEGAL PROCEEDINGS
In the ordinary course of business, the Company is a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. See Note 8, Commitments and Contingencies, to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of certain of these matters.
ITEM 4.MINE SAFETY DISCLOSURES
Not Applicable.
PART II.
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CG.”
The number of holders of record of our common stock as of February 20, 2025 was 6. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
Dividend Policy
Under our dividend policy for our common stock, we expect to pay our common stockholders an annualized dividend of $1.40 per share of common stock, equal to a quarterly dividend of $0.35 per share of common stock.
The declaration and payment of any dividends to holders of our common stock are subject to the discretion of our
Board of Directors, which may change our dividend policy at any time or from time to time, and the terms of our amended and restated certificate of incorporation. There can be no assurance that dividends will be made as intended or at all or that any particular dividend policy will be maintained.
Stock Performance Graph
The following graph depicts the total return to holders of our common stock from the closing price on December 31,
2019, the last trading day of our 2019 fiscal year, through December 31, 2024, the last trading day of our 2024 fiscal year, relative to the performance of the Dow Jones U.S. Asset Managers index and the S&P MidCap 400 index. The graph assumes
$100 invested on December 31, 2019, and dividends received reinvested in the security or index.
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

$200
$150
$100
$50
$0
$178
$141
$125
$115
$114
$102
$87
$78
$56
$143
$123
$116
$138
$128
$114
12/31/2019
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
CG
Dow Jones U.S. Asset Manager
S&P MidCap 400 Index

Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended December 31, 2024 for the periods indicated. During the three months ended December 31, 2024, 1.0 million shares were repurchased. In addition, 0.5 million shares were retired in connection with the net share settlement of equity-based awards, which are not included in the table below.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (3)
	(Dollars in millions, except unit and per unit data)
October 1, 2024 to October 31, 2024 (1)	—	$—	—	$1,054.4
November 1, 2024 to November 30, 2024 (1)(2)	716,872	$52.17	716,872	$1,017.0
December 1, 2024 to December 31, 2024 (1)(2)	238,937	$52.82	238,937	$1,004.4
Total	955,809		955,809
(1)The Board of Directors reset the total repurchase authorization of our previously approved share repurchase program to $1.4 billion in shares of our common stock, effective as of February 6, 2024, which authorization replaced the
Company’s prior $500 million authorization. Under the share repurchase program, shares of our common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to the repurchase of common stock, the share repurchase program is used for the payment of tax withholding amounts upon net share settlement of equity-based awards granted pursuant to our Equity Incentive Plan or otherwise based on the value of shares of withheld that would have otherwise been issued to the award holder. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
(2)Reflects shares purchased in open market and brokered transactions, which were subsequently retired.
(3)The remaining repurchase authorization was $852.2 million as of December 31, 2024, when factoring in the net share settlement of equity-based awards.

Sales of Unregistered Securities
In 2017, we amended our agreement with NGP Management. Pursuant to the amended agreement, we agreed, among other things, to issue additional shares of common stock on each of February 1, 2018, 2019, and 2020, with a value of $10.0 million per year to an affiliate of NGP Management. For each year thereafter, we agreed to issue additional shares of common stock on February 1 in an amount based on total distributions received by the Company from NGP Management, in any case not to exceed $10.0 million per year.
In order to effectuate the amended NGP agreement, we entered into agreements with an affiliate of NGP Management on each of the dates below to deliver such shares as follows:

	Shares of Common Stock Delivered / Deliverable in August
	2022	2023	2024	2025	2026	2027	2028
Date of Agreement:
February 1, 2019	164,393	—	—	—	—	—	—
February 1, 2020	89,821	89,820	—	—	—	—	—
February 1, 2021	116,559	87,419	87,418	—	—	—	—
February 1, 2022	—	75,290	56,467	56,467	—	—	—
February 1, 2023	—	—	103,432	77,574	77,573	—	—
February 1, 2024	—	—	—	98,918	74,188	74,187	—
February 1, 2025	—	—	—	—	68,757	51,567	51,567
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
The following discussion includes a comparison of our results for the years ended December 31, 2024 and 2023. For a discussion of our results for the year ended December 31, 2022 and a comparison of results for the years ended December 31,
2023 and 2022, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
of our Annual Report on Form 10-K for the year ended December 31, 2023, which specific discussion is incorporated herein by reference.
Overview
We are one of the world’s largest global investment firms that deploys private capital across its business, and we conduct our operations through three reportable segments: Global Private Equity, Global Credit, and Global Investment
Solutions.

•Global Private Equity—Our Global Private Equity segment advises our buyout, middle market, and growth capital funds, our U.S. and internationally focused real estate funds, and our infrastructure and natural resources funds. The segment also includes the NGP Carry Funds advised by NGP. As of December 31,
2024, our Global Private Equity segment had $163.5 billion in AUM and $98.0 billion in Fee-earning AUM.
•Global Credit—Our Global Credit segment advises funds and vehicles that pursue investment strategies including insurance solutions, liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, cross-platform credit products, and global capital markets. As of December 31,
2024, our Global Credit segment had $192.4 billion in AUM and $154.2 billion in Fee-earning AUM.
•Global Investment Solutions—Our Global Investment Solutions segment advises global private equity programs and related co-investment and secondary activities. As of December 31, 2024, our Global
Investment Solutions segment had $85.1 billion in AUM and $52.1 billion in Fee-earning AUM.
We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a performance allocation, or carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Refer to Note 15, Segment Reporting, to the consolidated financial statements included in this Annual Report on Form 10-K for more information on the differences between our financial results reported pursuant to
U.S. GAAP and our financial results for segment reporting purposes.

Trends Affecting our Business
The year 2024 was marked by the initiation of a broad global monetary policy easing cycle against a backdrop of stable growth. Amid more favorable financing conditions, global mergers and acquisitions (“M&A”) activity recovered modestly, though exit conditions remained challenging as market participants exercised patience in anticipation of future rate cuts and lower borrowing costs. Entering 2025, as the inflation and growth outlook for the U.S. has grown more complex, the expectation of near-term rate cuts and lower borrowing costs has dissipated, which we expect will in turn facilitate greater deal activity. Globally, central banks’ policy paths appear likely to be far less synchronized than during the recent simultaneous tightening cycle. Central banks in most other developed markets (with Japan a notable exception) have room to further cut rates as inflation risks diminish and economic weakness persists, which could in turn put more upward pressure on the U.S. dollar.
At its last meeting of 2024, the Federal Open Market Committee (“FOMC”) reduced the federal funds rate by 25 basis points, marking the third consecutive cut of the year and bringing cumulative 2024 reductions to 100 basis points. However, the
Federal Reserve’s preferred inflation gauge, the core PCE Price Index, ended the year up 2.8% year-over-year, reflecting a lack of further downward inflation progress in recent months. While outright reinflation has not yet materialized, strong economic data, inflation readings persistently above target, and easy financial conditions have raised questions about whether current interest rate policy remains as restrictive as Federal Reserve officials suggest. The FOMC opted to pause further rate reductions at its January 2025 meeting. Futures have now priced in just one to two additional cuts in 2025, down from expectations for six as recently as September 2024. Notably, 10-year Treasury yields have risen rapidly since the first interest rate cut in September, a phenomenon that is without precedent across the seven prior easing cycles. Though attributed by many to potential changes in trade, immigration, and fiscal policy, this may also reflect the market’s realization that base rates may not currently be as restrictive as previously thought.
The economy grew at an estimated 2.3% annualized rate in the fourth quarter of 2024 and averaged 2.8% over the year, despite higher levels of interest rates. Overall, U.S. economic growth has outperformed relative to consensus expectations over the past two years. This has been driven by government spending and large fiscal deficits, resilient household consumption, supported by the prevalence of fixed-rate liabilities that have insulated disposable income from higher borrowing costs, and, most significantly, by a generational boom in industrial fixed investment tied to AI spend and the energy transition.
This marked increase in capital expenditures has been led by companies known as “hyperscalers” (Amazon, Alphabet, Meta, and Microsoft), and highlights a level of continued concentration risk to both U.S. economic growth and equity performance.
Any pullback in spending or shift in AI strategy could have notable negative implications for the broader U.S. macro-outlook.
While U.S. economic growth has consistently surprised to the upside and the inflation outlook has grown more uncertain, euro area growth has by contrast struggled, and the European Central Bank’s (“ECB”) inflation target is now within reach. The ECB delivered two additional 25 basis point cuts to its deposit rate during the fourth quarter of 2024, following two cuts earlier in the year, and another 25 basis point cut in January 2025. Forward interest rates imply that the gap between U.S.
dollar and euro base rates will widen to more than 200 basis points over the next year, suggesting there is potential for the euro to break through parity with the dollar. Euro area GDP grew at just a 0.2% annualized rate during the fourth quarter, though underlying performance across member states has diverged. Germany, the region’s largest economy, continues to bear the brunt of the energy supply shock caused by Russia’s invasion of Ukraine. German energy-intensive manufacturing output has fallen
20% below pre-invasion levels and the manufacturing job market there is now weaker than at any time since tracking began in
2002 outside of the Global Financial Crisis (GFC) and the onset of the COVID-19 pandemic. Growth in Spain, by contrast, has been a relative bright spot and is projected to have grown 3.2% in 2024, over four times the eurozone average, boosted by strong tourism flows and services exports. Outside of the euro area, the UK economy also expanded sluggishly, growing at a
0.4% annualized rate in the fourth quarter. The Bank of England’s policy outlook is complicated by persistent price pressures in the context of this slower growth.
While global monetary policy generally eased in 2024, the opposite was true for Japan. The Bank of Japan (“BoJ”)
ended its negative interest rate regime in 2024 and outlined a plan to taper its asset purchases, a pivotal shift from its decade-
long stimulus program. Through January 2025, the BoJ has raised its policy rate three times to a current level of 0.5%, its highest since 2008, as annual inflation remains elevated relative to target. Although Japan experienced a contraction in the first quarter of 2024, its economy has since gained momentum with three consecutive quarters of growth supported by both domestic demand and strong semiconductor and electronics output. Against this backdrop, it seems likely that the BoJ will raise rates again by June 2025. In India, economic growth slowed through 2024, prompting the Reserve Bank of India to cut its benchmark interest rate by 25 basis points to 6.25%—its first reduction in five years—as policymakers sought to support weakening consumption and investment even as inflation pressures remained elevated. In China, underlying growth was uneven as policymakers implemented targeted measures to stabilize property markets and boost domestic demand amid the country’s transition to a sustainable growth model centered on high-value industries such as semiconductors, batteries, and electric vehicles (EVs).
Earnings are estimated to have grown by 16.9% in the fourth quarter of 2024 compared to the same period a year ago, led by the financials, communication services, and consumer discretionary sectors. The estimated blended net profit margin for the fourth quarter of 2024 was reported at 12.5%, nearly a full percentage point higher than the 11.3% margin observed a year earlier.
The new U.S. administration has introduced aggressive and unpredictable trade policies and has imposed or threatened to impose tariffs on goods, materials, inputs, and intermediate parts with numerous U.S. trade partners. The tariffs proposed to date, if enacted in full, would amount to a tax increase roughly equivalent to 1% of GDP, a shock large enough to have negative implications for broader growth. Analysts do not appear to have factored this risk into their estimates so far, and currently expect results for full-year 2025 to not only meet but exceed those for 2024, with earnings growth for companies in the S&P
500 projected to be nearly 13%, compared to 10% in 2024. These optimistic projections suggest potential downside risk to equities in 2025 in the event that actual results disappoint relative to estimates. Within our portfolio, the majority of our Global
Private Equity segment is either domestically focused or services- rather than goods-oriented, which we believe mitigates exposure to tariff risk. However, we continue to closely monitor shifts in global trade policy and evaluate their potential impacts.
Global financial markets generally performed well in 2024. The S&P 500 returned 23%, nearly matching its performance in 2023. For a second consecutive year, returns in the U.S. were driven by a small number of mega-cap tech stocks
(known as the “Magnificent Seven”). These stocks accounted for over half of the S&P 500’s annual return and made up an astounding 34% of the index’s market cap by the end of December. Excluding the Magnificent Seven, the “S&P 493” returned
11% in 2024. Notably, since the market bottom in October 2022, value-weighted returns across the U.S. equity market have outpaced equal-weighted returns by over 20 percentage points on an annualized basis. In 2024, the broad U.S. equity market returned 8% on an equal-weighted basis. This represents a significant divergence from historical norms, as value-weighted and equal-weighted performance were roughly comparable over the previous decade. The reliance of U.S. equity outperformance on a small pool of mega-cap tech stocks and the dichotomy of value-weighted versus equal-weighted returns both complicates the effort to benchmark returns in the private markets and highlights the concentration risk of public equity performance in 2025.
Equities elsewhere lagged U.S. performance in 2024 but still produced positive returns and were comparable to the
U.S. results excluding the Magnificent Seven. In euro terms, the Euro Stoxx 50 rose 8.3% over the year, but was nearly flat
(+1.3%) in dollar terms, largely due to rapid euro depreciation that started in the fourth quarter and accelerated in the aftermath of the U.S. election. This combination of significantly cheaper valuations relative to U.S. equities (forward ratios are nearly
40% lower) and the historically weak euro have brought investors back to the market: year-to-date through February 11, 2025, the Euro Stoxx 50 is up nearly 10% compared to just 3% for the S&P 500. Japan’s Nikkei 225 and China’s Shanghai
Composite returned 19% and 12%, respectively, in 2024, while the MSCI World Index closed the year up 17% despite a weaker fourth quarter. This robust full-year performance across indexes masks interim volatility during the year, the most notable of which was the selloff in the third quarter associated with the monetary policy-driven disruption to the yen carry trade. As demonstrated by full-year returns, equities recovered relatively quickly, although the Nikkei 225 remains 5.5% below its July 11th peak as of year-end 2024. A stronger yen in 2025 due to narrowing interest rate differentials with the U.S. could put downward pressure on Japanese equities.
Credit spreads across both leveraged loans and high yield bonds compressed to post-2008 lows in 2024 as strong demand, particularly from collateralized loan obligations (“CLOs”), continued to outpace supply. Historically tight credit spreads drove a surge in refinancing activity, pushing total global leveraged finance issuance in 2024 to nearly $1.2 trillion, up
92% from 2023 and one of the highest years on record. In the U.S., leveraged loan issuance doubled to $654 billion, the highest total outside of the 2021 pandemic-era boom, with about half used for refinancing. Non-refinancing issuance also rebounded in
2024: in the U.S., total M&A-related leveraged loan volumes for the year (including pro-rata transactions) were 95% higher than in 2023, led by a more than 200% increase in volume tied to leveraged buyout (“LBO”) activity. In Europe, leveraged loan issuance rose 130% to $117 billion, returning to pre-pandemic averages.
Against this backdrop of relatively favorable financing conditions, global M&A activity recovered modestly, totaling
$3.5 trillion in 2024, a 12% increase over 2023 but still 11% lower than the yearly average from 2015 through 2019 and 41%
below the $6 trillion surge in 2021. Europe led the recovery, with deal volume rising 15% to $884 billion, though momentum softened in the second half. U.S. M&A volume reached $1.6 trillion, an 8% increase, while Asia-Pacific transactions totaled
$858 billion, a 12% increase, with deal activity accelerating in the second half of the year. Buyout activity also rebounded, with financial sponsors announcing $448 billion in buyout transactions, a 35% increase over 2023. Including add-ons, total deal volume reached $520 billion, up 27% year-over-year and roughly in line with historical averages from 2015 through 2019. U.S.
targets accounted for 42% of global buyout volume, while Europe represented 37%. Despite more robust deal activity, exit conditions remained challenging, with buyout-backed exits rising just 6% from 2023, while total deal value fell by 12% as deal sizes declined on average. However, the IPO market showed early signs of recovery, with 168 U.S.-listed IPOs raising $32 billion, a 60% increase in proceeds and a 44% rise in transaction count compared to 2023.
Our carry fund portfolio appreciated 8% during 2024. Within our Global Private Equity segment, our corporate private equity funds appreciated 8%, with particular strength in our two latest vintage U.S. buyout funds, which appreciated 15% and
21%, respectively, during the year, outpacing growth in the S&P 493. Our infrastructure and natural resources funds appreciated 8%, and our real estate funds appreciated 5%. Our Global Credit carry funds (which represent approximately 11%
of the total Global Credit remaining fair value as of December 31, 2024) appreciated 12% in 2024 and carry funds in our Global
Investment Solutions segment appreciated 9%.
Activity across our platform in 2024 reflected the rebound in global deal activity during the year over depressed 2023 levels. During the year ended December 31, 2024, our net transaction and portfolio advisory fees of $152.5 million more than doubled from $68.6 million last year, driven by significant activity in our capital markets business. We generated $28.6 billion in realized proceeds from our carry funds, including $12.4 billion from our corporate private equity funds which nearly doubled from $6.5 billion in realized proceeds in 2023. We deployed $42.7 billion across our platform during 2024, a nearly 50%
increase compared to $28.8 billion in 2023, which included $8.2 billion and $10.0 billion in invested capital in our Global
Private Equity and Global Investment Solutions segments. In our Global Credit segment, deployment of $24.5 billion in 2024 included the closing of ten new CLOs, gross originations across our platform including $3.7 billion in direct lending, and invested capital in our carry funds. Over one-third of our realized proceeds in 2024 were generated in the fourth quarter, reflecting the acceleration of deal activity in the latter part of the year.
We had $40.8 billion in capital inflows in 2024, exceeding our previously announced target of $40 billion, with Global
Credit and Global Investment Solutions comprising over two-thirds of the activity. While we believe that we will continue to attract a significant amount of capital for our buyout funds, we have seen a decline in buyout fund sizes across most geographies, which may continue to result in lower management fees in Global Private Equity in the future.
The U.S. Securities and Exchange Commission (the “SEC”) has put forth several rule proposals, and we are evaluating the potential impacts to our business and operations and those of our portfolio companies. The future of several final rules, such as the public company climate-related disclosure rules and the private fund adviser rules, is in doubt pending the resolution of recent litigation. We are closely evaluating potential impacts to our business of rule proposals and adoptions and various financial, regulatory, and other proposals put forth by the new administration and Congress. The potential for policy changes may create regulatory uncertainty for our investment strategies and our portfolio companies and could adversely affect our profitability and the profitability of our portfolio companies.
Recent Developments
Dividends
In February 2025, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share to common stockholders of record at the close of business on February 21, 2025, payable on February 28, 2025.
Key Financial Measures
Our key financial measures and operating metrics are discussed in the following pages. Additional information regarding U.S. GAAP measures and our other significant accounting policies can be found in Note 2, Summary of Significant
Accounting Policies, to the consolidated financial statements included in this Annual Report on Form 10-K.
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
Underwriting fees include gains, losses, and fees arising from securities offerings in which we participate in the underwriter syndicate.
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
The recognition of portfolio advisory fees, transactions fees, and capital markets fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace or other capital transactions at our portfolio companies.
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
funds.

Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. This amount is known as the “giveback obligation.” In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. See Note 8,
Commitments and Contingencies, to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-
K for additional information.
Accrued performance allocations and accrued giveback obligations at a point in time assume a hypothetical liquidation of the funds’ investments at their then current fair values. Each investment fund is considered separately in evaluating carried interest and potential giveback obligations. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations net of (i) accrued giveback obligations, (ii) accrued performance allocations related compensation, (iii) performance allocations related tax obligations, and (iv) accrued performance allocations attributable to non-controlling interests. Net accrued performance revenues exclude any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods, as well as net accrued performance revenues which are presented as fee related performance revenues when realized in our non-GAAP financial measures. Realized performance allocation-related compensation associated with our updated compensation program that has not yet been paid is also excluded from our net accrued performance allocations.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. The aggregate amount of giveback obligations realized since Carlyle’s inception totaled
$256.5 million, $175.0 million of which was related to various Legacy Energy Funds. Given that current and former senior
Carlyle professionals and other limited partners of the Carlyle Holdings partnerships are responsible for paying the majority of the realized giveback obligation, only $86.5 million of the $256.5 million aggregate giveback obligation realized since inception was attributable to Carlyle. The realization of giveback obligations for the Company’s portion of such obligations reduces Distributable Earnings in the period realized. Further, each individual who holds equity interests in carried interest generated by our funds and is a recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance allocation compensation is subject to return to the Company in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.
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
Investment income also represents the realized and unrealized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, and our strategic investments in NGP as described below. Realized principal investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. A realized principal investment loss is also recorded when an investment is deemed to be worthless. Unrealized principal investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of previously recognized unrealized gains (losses) at the time an investment is realized.
We account for our investments in NGP under the equity method of accounting. Our investments in NGP include the equity interests in NGP Management Company, L.L.C. (“NGP Management”) and the general partners of certain carry funds advised by NGP. These interests entitle us to an allocation of income equal to 55.0% of the management fee related revenues of
NGP Management, which serves as the investment advisor to certain NGP funds, as well as 47.5% (40.0% or 42.75% in the case of certain funds) of the performance allocations that NGP receives from the NGP Carry Funds. We record investment income (loss) for our equity income allocation from NGP management fee related revenues and our share of any allocated expenses from NGP Management, as well as expenses associated with the compensatory elements of the strategic investment.
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
Interest and other income. Interest and other income primarily represents reimbursement of certain costs incurred on behalf of our funds, as well as interest income that we earn such as from our cash and money market accounts and other investments, including CLO senior and subordinated notes.
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
In certain of our equity-based compensation arrangements, vesting is based on the achievement of certain performance targets or market conditions. See Note 14, Equity-Based Compensation, to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information. Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
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
Earnings Per Common Share. We compute earnings per common share in accordance with ASC 260, Earnings Per
Share. Basic earnings per common share is calculated by dividing net income (loss) attributable to the common shares of the
Company by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities. See Note 12, Earnings Per Common Share, to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (composed of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interest in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operational performance. Charges (credits) related to
Carlyle corporate actions and non-recurring items include: charges associated with the Conversion, charges associated with acquisitions, dispositions, or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earn-outs and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance, and certain general, administrative and other expenses when the timing of any future payment is uncertain, and non-recurring items that affect period-to-period comparability and are not reflective of the
Company’s operating performance. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “—Consolidated Results of Operations” prepared in accordance with U.S.
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

The chart below presents Fee-earning AUM by segment at each period, in billions.
The table below details Fee-earning AUM by its respective components at each period.

	As of December 31,
	2024	2023
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments	$58,885	$71,920
Fee-earning AUM based on invested capital	81,826	69,371
Fee-earning AUM based on collateral balances, at par	45,890	49,999
Fee-earning AUM based on net asset value	23,369	19,537
Fee-earning AUM based on fair value and other	94,388	96,591
Balance, End of Period(1)	$304,358	$307,418
(1)Ending balances as of December 31, 2024 and 2023 exclude $22.8 billion and $15.3 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended December 31,
	2024	2023
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$307,418	$266,577
Inflows(1)	32,971	55,531
Outflows (including realizations)(2)	(31,289)	(18,329)
Market Activity & Other(3)	(1,856)	2,873
Foreign Exchange(4)	(2,886)	766
Balance, End of Period	$304,358	$307,418
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, closed reinsurance transactions at Fortitude, as well as gross subscriptions in vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM. Inflows for the year ended
December 31, 2023 include $26 billion of Fee-earning AUM related to closed reinsurance transactions at Fortitude.
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
The table below provides the period to period rollforward of Total AUM.

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Consolidated Results
Total AUM Rollforward
Balance, Beginning of Period	$425,994	$372,691
Inflows(1)	40,781	63,466
Outflows (including realizations)(2)	(36,575)	(25,880)
Market Activity & Other(3)	15,220	13,563
Foreign Exchange(4)	(4,400)	2,154
Balance, End of Period	$441,020	$425,994
(1)Inflows generally reflects the impact of gross fundraising as well as closed reinsurance transactions at Fortitude and corporate acquisitions during the period, if any. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate. Inflows for the year ended December 31, 2023 include $26 billion of AUM related to closed reinsurance transactions at
Fortitude.
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
Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) Carlyle Tactical Private Credit Fund (“CTAC”), (e) our closed-end tender offer Carlyle AlpInvest
Private Markets (“CAPM”) funds, and (f) certain other structured credit products. As of December 31, 2024, our total AUM and Fee-earning AUM included $93.9 billion and $91.1 billion, respectively, of Perpetual Capital.
Performance Fee Eligible AUM. “Performance Fee Eligible AUM” represents the AUM of funds for which we are entitled to receive performance allocations, inclusive of the fair value of investments in those funds (which we refer to as
“Performance Fee Eligible Fair Value”) and their Available Capital. Performance Fee Eligible Fair Value is “Performance Fee-
Generating” when the associated fund has achieved the specified investment returns required under the terms of the fund’s agreement and is accruing performance revenue as of the quarter-end reporting date. Funds whose performance allocations are treated as fee related performance revenues are excluded from these metrics. As of December 31, 2024, our total AUM included
$229.2 billion of Performance Fee Eligible AUM.
Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our consolidated financial statements. As of December 31, 2024, our Consolidated Funds represent approximately 2% of our AUM;
1% of our management fees; and 1% of our total investment income or loss on an unconsolidated basis for the year ended
December 31, 2024.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise. As of December 31, 2024, the assets and liabilities of the Consolidated Funds were primarily related to our consolidated CLOs, which held approximately
$7.9 billion of total assets. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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
For further information on our consolidation policy and the consolidation of certain funds, see Note 2, Summary of
Significant Accounting Policies, to the consolidated financial statements included in this Annual Report on Form 10-K.
Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2024 and 2023. Our consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of
Consolidated Funds, and net investment income (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Year Ended December 31,		Change
	2024	2023	$	%
	(Dollars in millions)
Revenues
Fund management fees	$2,188.1	$2,043.2	$144.9	7%
Incentive fees	133.5	93.7	39.8	42%
Investment income
Performance allocations	2,015.7	(88.6)	2,104.3	NM
Principal investment income	238.7	133.4	105.3	79%
Total investment income	2,254.4	44.8	2,209.6	NM
Interest and other income	218.2	212.1	6.1	3%
Interest and other income of Consolidated Funds	631.6	570.1	61.5	11%
Total revenues	5,425.8	2,963.9	2,461.9	83%
Expenses
Compensation and benefits
Cash-based compensation and benefits	875.5	1,023.7	(148.2)	(14)%
Equity-based compensation	467.9	249.1	218.8	88%
Performance allocations and incentive fee related compensation	1,361.5	1,103.7	257.8	23%
Total compensation and benefits	2,704.9	2,376.5	328.4	14%
General, administrative and other expenses	665.6	652.1	13.5	2%
Interest	121.0	123.8	(2.8)	(2)%
Interest and other expenses of Consolidated Funds	564.9	419.1	145.8	35%
Other non-operating expenses (income)	(0.3)	0.2	(0.5)	NM
Total expenses	4,056.1	3,571.7	484.4	14%
Other income (loss)
Net investment income of Consolidated Funds	24.0	6.9	17.1	248%
Income (loss) before provision for income taxes	1,393.7	(600.9)	1,994.6	NM
Provision (benefit) for income taxes	302.6	(104.2)	406.8	NM
Net income (loss)	1,091.1	(496.7)	1,587.8	NM
Net income attributable to non-controlling interests in consolidated entities	70.7	111.7	(41.0)	(37)%
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$1,020.4	$(608.4)	$1,628.8	NM
NM - Not meaningful.

Revenues
Fund management fees. Fund management fees increased $144.9 million, or 7%, for the year ended December 31,
2024 compared to 2023, primarily due to the following:

Year Ended December 31,
2024 v. 2023
(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds which charge fees based on commitments and the impact of incremental fundraising in funds which activated fees in a prior period	$121.5
Lower management fees resulting from the change in basis from commitments to invested capital and step-downs in rate for certain funds, and the impact of net investment activity in funds whose management fees are based on invested capital, including the impact of changes in the base under the strategic advisory services agreement with Fortitude	(54.3)
Decrease in catch-up management fees from subsequent closes of funds that are in the fundraising period	(3.9)
Higher transaction and portfolio advisory fees	83.9
All other changes	(2.3)
Total increase in Fund management fees(1)	$144.9
(1)Total increase in Fund management fees does not include our equity income allocation from NGP management fee related revenues. We do not control NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP. Therefore, Fund management fees associated with NGP are included in Principal investment income (loss) in our U.S. GAAP results.
Management fees attributable to Carlyle Partners VIII, L.P. (“CP VIII”), our eighth U.S. buyout fund, were approximately 11% of fund management fees recognized during the year ended December 31, 2023. No other fund generated over 10% of total management fees in the periods presented. Average Fee-earning assets under management in our Global
Credit and Global Investment Solutions segments in 2024 grew approximately 19% and 21%, respectively, relative to the average balances in 2023, while average Fee-earning assets under management in 2024 for Global Private Equity fell by 4%
relative to the average balance in 2023. As a result, Fund management fees increased in Global Credit and Global Investment
Solutions and decreased in Global Private Equity, due in part to smaller buyout fund sizes in our corporate private equity strategy and step downs in rate or basis, particularly a step-down in management fee rate in CP VII at the beginning of 2024.
Fund management fees included transaction and portfolio advisory fees, net of rebate offsets, of $152.5 million and
$68.6 million for the years ended December 31, 2024 and 2023, respectively. These fees primarily comprise capital market fees generated by Carlyle Global Capital Markets. The recognition of portfolio advisory fees, transactions fees, and capital markets fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. See “—Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.

Investment income. Investment income increased $2.2 billion for the year ended December 31, 2024 compared to
2023, which included an increase in Performance allocations of $2.1 billion and an increase in Principal investment income
(loss) of $0.1 billion. The components of Investment income are included in the following table:

	Year Ended December 31,		Change
	2024	2023	$	%
	(Dollars in millions)
Performance allocations	$2,015.7	$(88.6)	$2,104.3	NM
Principal investment income:
Investment income from NGP, which includes performance allocations	103.6	138.3	(34.7)	(25)%
Investment income from our carry funds:
Global Private Equity	35.3	16.4	18.9	115%
Global Credit	12.3	10.7	1.6	15%
Global Investment Solutions	25.7	19.2	6.5	34%
Investment income from our CLOs	23.0	21.3	1.7	8%
Investment income (loss) from Carlyle FRL	33.8	(100.7)	134.5	NM
Investment (loss) income from our other Global Credit products	(4.8)	34.3	(39.1)	NM
Investment income on foreign currency hedges	4.0	2.0	2.0	100%
All other investment income (loss)	5.8	(8.1)	13.9	NM
Total Principal investment income	238.7	133.4	105.3	79%
Total Investment income	$2,254.4	$44.8	$2,209.6	NM
Performance allocations. Performance allocations by segment for years ended December 31, 2024 and 2023 comprised the following:

	Year Ended December 31,		Change
	2024	2023	$	%
	(Dollars in millions)
Global Private Equity	$1,559.9	$(551.5)	$2,111.4	NM
Global Credit	227.7	163.7	64.0	39%
Global Investment Solutions	228.1	299.2	(71.1)	(24)%
Total performance allocations	$2,015.7	$(88.6)	$2,104.3	NM
Performance allocations for the year ended December 31, 2024 included:
•In the Global Private Equity segment, Performance allocation accruals were primarily driven by appreciation in
CP VII, and to a lesser extent appreciation in CP VIII, partially offset by the reversal of Performance allocation accruals in CEP V reflecting portfolio depreciation.
•In the Global Credit segment, Performance allocation accruals were primarily driven by appreciation in opportunistic credit funds.
•In the Global Investment Solutions segment, Performance allocation accruals were primarily driven by appreciation in secondaries & portfolio finance and co-investment funds.
Performance allocations for the year ended December 31, 2023 included:
•In the Global Private Equity segment, the reversal of Performance allocations were primarily driven by CP VII, as preferred returns outpaced portfolio appreciation, and the impact of portfolio depreciation in CP VI.
•In the Global Credit segment, Performance allocation accruals were primarily driven by portfolio appreciation in our opportunistic credit funds.

•In the Global Investment Solutions segment, Performance allocation accruals were primarily driven by our secondaries & portfolio finance and co-investment strategies.
Principal investment income. The increase in Principal investment income for the year ended December 31, 2024 compared to 2023 was primarily due to an investment loss of $104.0 million during the year ended December 31, 2023 related to our equity method investment in Carlyle FRL (see Note 4, Investments, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for more information). This was partially offset by a decrease in investment income in our other Global Credit products related to a $45.5 million reversal of previously recorded unrealized investment income on our investment in the BDC Preferred Shares due to the proposed merger between CSL and another Carlyle-advised BDC, which we expect will result in higher fund management fees in CSL in future periods (refer to Note 9, Related Party Transactions, to the consolidated financial statements for more information). The increase in Principal investment income was further offset by a decrease investment income related to our equity method investment in the general partners of certain carry funds advised by
NGP. In addition, Other investment income in the year ended December 31, 2023 included an unrealized investment loss of
$13.3 million associated with the remeasurement of a corporate investment in equity securities, which was previously carried at cost, resulting from an observable price change pursuant to ASC 321, Investments–Equity Securities.
Interest and other income of Consolidated Funds. Interest and other income of Consolidated Funds increased $61.5 million for the year ended December 31, 2024 as compared to 2023. Substantially all of the increase in interest and other income of Consolidated Funds relates to increased interest income from consolidated CLOs. Our CLOs generate interest income primarily from investments in bonds and loans, inclusive of amortization of discounts and generate other income from consent and amendment fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’
limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the
Company.
Expenses
Compensation and benefits. Total compensation and benefits increased $328.4 million for the year ended
December 31, 2024 compared to 2023, driven by an increase in Performance allocations and incentive fee related compensation of $257.8 million and an increase in Equity-based compensation of $218.8 million, partially offset by a decrease in Cash-based compensation and benefits of $148.2 million.
Cash-based compensation and benefits. The decrease in Cash-based compensation and benefits was primarily due to the updates to our compensation program under which we pay a greater portion of compensation from performance allocations.
The decrease was partially offset by an increase in headcount as well as incentive compensation related to capital markets fees.
Equity-based compensation. The increase in Equity-based compensation was primarily due to an increase in grants of restricted stock units for the year ended December 31, 2024 compared to 2023. In February 2024, we granted 18.1 million restricted stock units, including 13.2 million restricted stock units granted that are subject to vesting based on the achievement of stock price performance conditions over a service period of three years. The grant date fair value of the awards subject to stock price performance conditions was approximately $347 million and the year ended December 31, 2024 includes
$201.6 million of equity-based compensation expense related to these awards. Equity-based compensation related to these awards will decline in 2025 as the recognition of expense for these awards is more heavily weighted to the earlier years of the service period. Such expense is incurred regardless of whether the stock price performance conditions are achieved. During the year ended December 31, 2024, stock price performance conditions were achieved for the first tranche of 4.3 million performance-based restricted stock units granted in February 2024, which vested in February 2025. In February 2023, we granted a total of 9.9 million restricted stock units to our personnel, as well as an aggregate 6.8 million of time- and performance-based inducement equity awards in connection with the appointment of our Chief Executive Officer.
Performance allocations and incentive fee related compensation. The increase in Performance allocations and incentive fee related compensation expense was primarily driven by the impact of the increase in Performance allocations, on which Performance allocations and incentive fee related compensation is based, partially offset by a one-time $1.1 billion charge in 2023 related to the updated employee compensation program effective December 31, 2023, which increased the proportion of performance allocations revenue that will be used to compensate employees.
General, administrative and other expenses. General, administrative and other expenses increased $13.5 million for the year ended December 31, 2024 compared to 2023, primarily driven by an increase in partnership expenses paid by the
Company on behalf of the Carlyle funds of $11.8 million, an increase in liabilities for litigation-related contingencies, regulatory examination and inquiries, and other matters of $8.5 million, as well as increases in external finders fees and office-

related costs. These increases were partially offset by a decrease in foreign currency remeasurement adjustments of $16.2 million, reflecting the impact of remeasurement gains on unrealized performance allocations at certain AlpInvest subsidiaries during the year ended December 31, 2024, as well as the benefit of lower value-added tax (“VAT”) expense in Asia and lower travel and entertainment expense.
Interest and other expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased
$145.8 million for the year ended December 31, 2024 as compared to 2023, primarily due to higher interest expense on the consolidated CLOs. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or
CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.
Net investment income (loss) of Consolidated Funds. The table below summarizes the components of Net investment income (loss) of Consolidated Funds, including our consolidated CLOs and certain other funds:

	Year Ended December 31,		Change
	2024	2023	$	%
	(Dollars in millions)
Net realized losses	$(60.7)	$(80.8)	$20.1	(25)%
Net change in unrealized gains	157.1	327.7	(170.6)	(52)%
Total net gains	96.4	246.9	(150.5)	(61)%
Losses from liabilities of CLOs	(72.4)	(240.0)	167.6	(70)%
Total net investment income of Consolidated Funds	$24.0	$6.9	$17.1	NM
Provision (benefit) for income taxes. For the years ended December 31, 2024 and 2023, the Company’s provision
(benefit) for income taxes was $302.6 million and $(104.2) million, respectively, and the Company’s effective tax rates were
21.7% and 17.3%, respectively. The effective tax rate for the years ended December 31, 2024 and 2023 primarily comprises the
21% U.S.. federal corporate income tax rate plus the impact of U.S. state and foreign corporate income tax provision (benefit)
and non-controlling interests. The effective tax rate for the year ended December 31, 2023 also differs from the statutory rate due to a net tax provision from non-deductible restricted stock units.
As of December 31, 2024 and 2023, the Company had federal, state, local and foreign taxes payable of $46.2 million and $46.9 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Net income (loss) attributable to non-controlling interests in consolidated entities. Net income attributable to non-
controlling interests in consolidated entities was $70.7 million and $111.7 million for the years ended December 31, 2024 and
2023, respectively. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related fund’s limited partners or CLO investors, as well as net earnings from our
Insurance Solutions business and certain other products that are allocated to certain third-party investors. The net income (loss)
of our Consolidated Funds, after eliminations, was $8.7 million and $82.6 million for the years ended December 31, 2024 and
2023, respectively. These amounts also reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These Non-GAAP financial measures are presented for the years ended December 31, 2024 and 2023. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with the Conversion, impairment charges associated with lease right-of-use assets, gains or losses from retirement of debt, charges associated with contract terminations and employee severance, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions, and infrequently occurring or unusual events.

The following table shows our total segment DE and FRE for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Total Segment Revenues	$3,655.4	$3,405.1
Total Segment Expenses	2,129.9	1,974.6
(=) Distributable Earnings	$1,525.5	$1,430.5
(-) Realized Net Performance Revenues	366.1	531.0
(-) Realized Principal Investment Income	101.0	88.8
(+) Net Interest	46.2	48.7
(=) Fee Related Earnings	$1,104.6	$859.4
The following table sets forth our total segment revenues for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$2,107.5	$2,064.4
Portfolio advisory and transaction fees, net and other	163.6	80.4
Fee related performance revenues	132.7	161.0
Total fund level fee revenues	2,403.8	2,305.8
Realized performance revenues	1,075.9	938.3
Realized principal investment income	101.0	88.8
Interest income	74.7	72.2
Total Segment Revenues	$3,655.4	$3,405.1
The following table sets forth our total segment expenses for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$861.7	$1,031.9
Realized performance revenue related compensation	709.8	407.3
Total compensation and benefits	1,571.5	1,439.2
General, administrative, and other indirect expenses	390.7	376.5
Depreciation and amortization expense	46.8	38.0
Interest expense	120.9	120.9
Total Segment Expenses	$2,129.9	$1,974.6

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable
Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to
Distributable Earnings and to Fee Related Earnings.

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Income (loss) before provision for income taxes	$1,393.7	$(600.9)
Adjustments:
Net unrealized performance and fee related performance revenues	(396.7)	1,659.2
Unrealized principal investment (income) loss	(34.1)	(36.1)
Principal investment loss from dilution of indirect investment in Fortitude	—	104.0
Equity-based compensation(1)	476.5	260.1
Acquisition or disposition-related charges, including amortization of intangibles and impairment	136.6	145.3
Tax (expense) benefit associated with certain foreign performance revenues	(1.0)	(1.0)
Net income attributable to non-controlling interests in consolidated entities	(70.7)	(111.7)
Other adjustments(2)	21.2	11.6
(=) Distributable Earnings	1,525.5	1,430.5
(-) Realized net performance revenues, net of related compensation(3)	366.1	531.0
(-) Realized principal investment income(3)	101.0	88.8
(+) Net interest	46.2	48.7
(=) Fee Related Earnings	$1,104.6	$859.4
(1)Equity-based compensation for the years ended December 31, 2024 and 2023 includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.
(3)See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2024
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$2,015.7	$(939.8)	$1,075.9
Performance revenues related compensation expense	1,361.5	(651.7)	709.8
Net performance revenues	$654.2	$(288.1)	$366.1
Principal investment income (loss)	$238.7	$(137.7)	$101.0

	Year Ended December 31, 2023
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(88.6)	$1,026.9	$938.3
Performance revenues related compensation expense	1,103.7	(696.4)	407.3
Net performance revenues	$(1,192.3)	$1,723.3	$531.0
Principal investment income (loss)	$133.4	$(44.6)	$88.8
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
Adjustments to principal investment income (loss) also include the reclassification of earnings for the investment in NGP
Management and its affiliates to the appropriate operating captions for the Non-GAAP results, and the exclusion of charges associated with the investment in NGP Management and its affiliates that are excluded from the Non-GAAP results, and the exclusion of the principal investment loss from dilution of the indirect investment in Fortitude (see Note 4, Investments, to the consolidated financial statements).
Distributable Earnings for our reportable segments are as follows:

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Global Private Equity	$957.3	$1,071.8
Global Credit	377.3	274.4
Global Investment Solutions	190.9	84.3
Distributable Earnings	$1,525.5	$1,430.5
Segment Analysis
Discussed below is our DE and FRE for our segments for the periods presented. Our segment information is reflected in the manner used by our chief operating decision maker to make operating and compensation decisions, assess performance, and allocate resources.
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
basis due to the exclusion of fund expenses that are paid by the Consolidated Funds.

Global Private Equity
The following table presents our results of operations for our Global Private Equity(1) segment:

	Year Ended December 31,		Change
	2024	2023	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,212.0	$1,309.8	$(97.8)	(7)%
Portfolio advisory and transaction fees, net and other	24.6	18.4	6.2	34%
Fee related performance revenues	6.9	68.3	(61.4)	(90)%
Total fund level fee revenues	1,243.5	1,396.5	(153.0)	(11)%
Realized performance revenues	927.2	805.1	122.1	15%
Realized principal investment income	49.7	45.3	4.4	10%
Interest income	28.1	31.6	(3.5)	(11)%
Total revenues	2,248.5	2,278.5	(30.0)	(1)%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	422.8	583.8	(161.0)	(28)%
Realized performance revenues related compensation	590.1	308.1	282.0	92%
Total compensation and benefits	1,012.9	891.9	121.0	14%
General, administrative, and other indirect expenses	195.2	221.9	(26.7)	(12)%
Depreciation and amortization expense	26.8	26.0	0.8	3%
Interest expense	56.3	66.9	(10.6)	(16)%
Total expenses	1,291.2	1,206.7	84.5	7%
(=) Distributable Earnings	$957.3	$1,071.8	$(114.5)	(11)%
(-) Realized Net Performance Revenues	337.1	497.0	(159.9)	(32)%
(-) Realized Principal Investment Income	49.7	45.3	4.4	10%
(+) Net Interest	28.2	35.3	(7.1)	(20)%
(=) Fee Related Earnings	$598.7	$564.8	$33.9	6%
(1)  For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions.

Distributable Earnings
Distributable Earnings decreased $114.5 million for the year ended December 31, 2024 as compared to 2023. The following table provides the components of the changes in Distributable Earnings for the year ended December 31, 2024:

Year Ended December 31,
2024 v. 2023
(Dollars in millions)
Distributable Earnings, December 31, 2023	$1,071.8
Increases (decreases):
Increase in fee related earnings	33.9
Decrease in realized net performance revenues	(159.9)
Increase in realized principal investment income	4.4
Decrease in net interest	7.1
Total decrease	(114.5)
Distributable Earnings, December 31, 2024	$957.3
Realized Net Performance Revenues. Realized net performance revenues decreased $159.9 million for the year ended
December 31, 2024 as compared to 2023 despite a $122.1 million increase in realized performance revenues as realized performance revenues related compensation increased disproportionately primarily as a result of the update to our compensation and incentive plan that became effective December 31, 2023. For the year ended December 31, 2024, realized net performance revenues of $337.1 million were primarily driven by CAP IV, CIEP, and CEOF II. For the year ended December 31, 2023, realized net performance revenues of $497.0 million were primarily driven by NGP XII, our CEOF funds, CEP IV, and CP VI.
Fee Related Earnings
Fee Related Earnings increased $33.9 million for the year ended December 31, 2024 as compared to 2023. The following table provides the components of the changes in Fee Related Earnings for the year ended December 31, 2024:

Year Ended December 31,
2024 v. 2023
(Dollars in millions)
Fee Related Earnings, December 31, 2023	$564.8
Increases (decreases):
Decrease in fee revenues	(153.0)
Decrease in cash-based compensation and benefits	161.0
Decrease in general, administrative and other indirect expenses	26.7
All other changes	(0.8)
Total increase	33.9
Fee Related Earnings, December 31, 2024	$598.7
Fee Revenues. Total fee revenues decreased $153.0 million for the year ended December 31, 2024 as compared to
2023, due to the following:

Year Ended December 31,
2024 v. 2023
(Dollars in millions)
Lower fund management fees	$(97.8)
Higher portfolio advisory and transaction fees, net and other	6.2
Lower fee related performance revenues	(61.4)
Total decrease in fee revenues	$(153.0)

The decrease in fund management fees for the year ended December 31, 2024 as compared to 2023 was primarily due to the impact of investment realizations in funds on which management fees are based on invested capital, a step-down in management fee rate in CP VII at the beginning of 2024 and a decrease in catch-up management fees primarily from CP VIII, which completed fundraising in 2023. The impact of smaller buyout funds in our corporate private equity strategy is resulting in, and may continue to result in, lower fund management fees relative to prior periods.
The decrease in fee related performance revenues for the year ended December 31, 2024 as compared to 2023 was driven by CPI, which will fluctuate from year to year based on fund performance. The portion of these fees paid as compensation are included in cash-based compensation and benefits expense. We do not expect material fee related performance revenues in Global Private Equity for 2025.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $161.0 million, for the year ended December 31, 2024 as compared to 2023, primarily due to a decrease in the portion of bonuses funded by fee earnings as a result of the updates to our compensation program effective as of December 31, 2023, which resulted in a larger portion of compensation being derived from Realized performance revenues related compensation.
Additionally, the decrease was further impacted by a decrease in fee related performance compensation of $29.7 million.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased
$26.7 million for the year ended December 31, 2024 as compared to 2023, primarily due to lower professional fees and the benefit of lower VAT expense in Asia.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2024	2023
	(Dollars in millions)
Global Private Equity
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$34,484	$52,172
Fee-earning AUM based on invested capital	52,998	44,524
Fee-earning AUM based on net asset value	7,348	6,877
Fee-earning AUM based on lower of cost or fair value	3,203	3,078
Total Fee-earning AUM	$98,033	$106,651

Annualized Management Fee Rate(2)	1.17%	1.22%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.

The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Global Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$106,651	$107,801
Inflows(1)	7,696	6,863
Outflows (including realizations)(2)	(14,910)	(7,917)
Market Activity & Other(3)	(240)	(413)
Foreign Exchange(4)	(1,164)	317
Balance, End of Period	$98,033	$106,651
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
period end.
Fee-earning AUM was $98.0 billion at December 31, 2024, a decrease of 8% compared to $106.7 billion at
December 31, 2023, as outflows and negative foreign exchange activity exceeded inflows for the period. Outflows of
$14.9 billion were driven by realizations in funds that charge fees on invested capital, as well as fee basis step-downs in CRP
IX, CAP V, and CEP V. Negative foreign exchange activity of $1.2 billion reflected the impact of a strengthening U.S. Dollar on the translation of our EUR- and JPY-denominated funds to USD. Inflows of $7.7 billion included the activation of management fees in CJP V and CAP VI and capital deployed in CPI. Investment and distribution activity has no impact for funds still in the original investment period where Fee-earning AUM is based on commitments.
Total AUM
The table below provides the period to period rollforward of Total AUM.

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$161,308	$163,098
Inflows(1)	12,695	8,759
Outflows (including realizations)(2)	(16,314)	(14,375)
Market Activity & Other(3)	7,533	3,073
Foreign Exchange(4)	(1,689)	753
Balance, End of Period	$163,533	$161,308
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
period end.
Total AUM was $163.5 billion at December 31, 2024, an increase of 1% compared to $161.3 billion at December 31,
2023, as inflows and market appreciation were largely offset by outflows and negative foreign exchange activity for the period.
Inflows of $12.7 billion reflected fundraising across the segment, notably in CRP X and CJP V. Market activity of $7.5 billion was driven by appreciation in CP VII (15% appreciation for $3.4 billion), CP VIII (21% appreciation for $1.7 billion), and CRP
IX (17% appreciation for $0.6 billion), partially offset by depreciation in CEP V (-16% depreciation for $1.0 billion). Outflows of $16.3 billion were driven by distributions across the segment, notably in the U.S. buyout, Asia buyout, NGP energy, Japan buyout, and international energy funds. Negative foreign exchange activity of $1.7 billion reflected the impact of a strengthening U.S. Dollar on the translation of our EUR- and JPY-denominated funds to USD.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of December 31, 2024, which we refer to as our “significant funds,”
is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The
Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The
Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See Part I, Item 1A “Risk Factors—Risks Related to Our Business
Operations—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this Annual Report on Form 10-K, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”
The following tables reflect the performance of our significant funds in our Global Private Equity business. See Part I,
Item 1 “Business—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS (5)
				As of December 31, 2024						As of December 31, 2024
Fund (Fee Initiation Date/Stepdown Date) (19)	Committed Capital (20)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/ (Giveback) (8)	Total Fair Value (9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,797	$9,590	65%	$761	$11,960	1.3x	22%	10%	$112	n/a	n/a	n/a
CP VII (May 2018 / Oct 2021)	$18,510	$17,740	96%	$5,344	$22,682	1.6x	12%	8%	$524	$6,419	1.5x	12%
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$25,270	$3,212	2.2x	18%	13%	$131	$26,224	2.5x	22%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$28,109	$565	2.2x	18%	14%	$40	$28,134	2.3x	20%
CEP V (Oct 2018 / Oct 2024)	€6,416	€5,565	87%	€1,446	€5,212	1.2x	5%	—%	$—	€—	0.0x	Neg
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,797	103%	€6,197	€1,268	2.0x	17%	12%	$73	€6,249	2.1x	20%
CEP III (Jul 2007 / Dec 2013)	€5,295	€5,177	98%	€11,725	€24	2.3x	19%	14%	$2	€11,658	2.3x	19%
CAP VI (Jun 2024/Jun 2030)	$2,266	$—	—%	$—	$—	n/a	n/a	n/a	$—	n/a	n/a	n/a
CAP V (Jun 2018 / Jun 2024)	$6,554	$6,291	96%	$2,369	$6,591	1.4x	15%	8%	$96	$1,488	1.3x	24%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,146	107%	$8,360	$561	2.2x	18%	13%	$37	$8,664	2.4x	21%
CJP V (Nov 2024 / Nov 2030)	¥434,325	¥—	—%	¥—	¥—	n/a	n/a	n/a	$—	n/a	n/a	n/a
CJP IV (Oct 2020 / Nov 2024)	¥258,000	¥224,357	87%	¥108,478	¥276,215	1.7x	38%	24%	$58	¥153,712	3.9x	69%
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥257,202	¥16,742	3.0x	25%	18%	$6	¥247,857	3.4x	27%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$972	97%	$527	$1,684	2.3x	25%	18%	$75	$1,064	4.3x	37%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,960	$608	2.7x	26%	20%	$35	$1,956	2.4x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,283	$472	37%	$—	$551	1.2x	NM	NM	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,364	98%	$4,091	$1,314	2.3x	21%	15%	$63	$4,589	2.4x	23%
CETP V (Mar 2022 / Jun 2028)	€3,180	€1,209	38%	€—	€1,345	1.1x	NM	NM	$—	n/a	n/a	n/a
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,199	89%	€1,009	€1,777	2.3x	33%	24%	$72	€1,009	4.9x	82%
CETP III (Jul 2014 / Jul 2019)	€657	€608	93%	€1,750	€330	3.4x	41%	29%	$17	€1,755	3.8x	45%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$46	$1,463	1.5x	17%	12%	$19	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,206	89%	$1,575	$3,050	1.4x	6%	5%	$43	$1,728	2.2x	16%
All Other Active Funds & Vehicles (10)		$19,182	n/a	$14,284	$16,535	1.6x	13%	11%	$40	$14,590	2.0x	19%
Fully Realized Funds & Vehicles (11)(21)		$34,791	n/a	$80,118	$2	2.3x	28%	20%	$2	$80,120	2.3x	28%
TOTAL CORPORATE PRIVATE EQUITY (13)		$147,230	n/a	$198,035	$82,940	1.9x	25%	17%	$1,442	$198,918	2.3x	26%

Real Estate
CRP IX (Oct 2021 / Dec 2024)	$7,987	$5,329	67%	$189	$5,938	1.1x	NM	NM	$—	$182	1.4x	NM
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$5,160	94%	$5,254	$3,793	1.8x	35%	20%	$102	$5,352	2.1x	52%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,826	92%	$5,077	$1,241	1.7x	17%	10%	$22	$5,040	1.8x	22%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,158	92%	$3,807	$118	1.8x	27%	17%	$3	$3,727	1.9x	29%
CPI (May 2016 / n/a)	$7,557	$8,283	110%	$3,088	$7,549	1.3x	12%	10%	n/a*	$2,049	1.8x	13%
All Other Active Funds & Vehicles (14)		$2,766	n/a	$682	$2,957	1.3x	8%	7%	$4	$261	1.6x	23%
Fully Realized Funds & Vehicles (15)(21)		$13,244	n/a	$19,941	$12	1.5x	10%	6%	$—	$19,952	1.5x	10%
TOTAL REAL ESTATE (13)		$40,766	n/a	$38,037	$21,607	1.5x	12%	8%	$131	$36,562	1.7x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,008	44%	$799	$1,001	1.8x	28%	13%	$33	$734	3.1x	NM**
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,464	99%	$3,047	$1,608	1.9x	15%	9%	$58	$3,602	2.3x	19%
CPP II (Sep 2014 / Apr 2021)	$1,527	$1,606	105%	$1,544	$1,381	1.8x	14%	9%	$75	$2,485	2.5x	21%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$1,937	88%	$459	$2,729	1.6x	20%	11%	$67	$341	1.9x	22%
CRSEF II (Nov 2022 / Aug 2027)	$1,187	$389	33%	$—	$555	1.4x	NM	NM	$6	n/a	n/a	n/a
NGP XIII (Feb 2023 / Feb 2028)	$2,300	$322	14%	$—	$413	1.3x	NM	NM	$1	n/a	n/a	n/a
NGP XII (Jul 2017 / Jul 2022)	$4,304	$3,324	77%	$4,150	$2,761	2.1x	22%	15%	$42	$3,551	3.4x	40%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$5,034	95%	$6,877	$2,775	1.9x	13%	10%	$135	$7,297	2.1x	21%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,428	$290	1.1x	3%	—%	$—	$3,262	1.2x	5%
All Other Active Funds & Vehicles (17)		$5,101	n/a	$4,003	$3,928	1.6x	14%	n/a	$16	$3,740	2.0x	17%
Fully Realized Funds & Vehicles (18)(21)		$1,190	n/a	$1,435	$—	1.2x	3%	1%	$—	$1,435	1.2x	3%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES (13)		$25,726	n/a	$25,743	$17,439	1.7x	12%	8%	$432	$26,448	2.0x	15%

Legacy Energy Funds (16)		$16,741	n/a	$24,035	$6	1.4x	12%	6%	$—	$24,041	1.4x	14%

*Net accrued fee related performance revenues for CPI are excluded from Net Accrued Performance Revenues. These amounts will be reflected as fee related performance revenues when realized, and included in Fund level fee revenues in our segment results. There were no accrued fee related performance revenues for CPI as of December 31, 2024.
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
(5)An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross
IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures.
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
(11)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CP I, CP II, CP III, CP IV, CEP I, CEP II, CAP I, CAP II, CAP
III, CBPF I, CJP I, CJP II, CMG, CVP I, CVP II, CUSGF III, CGFSP I, CEVP I, CETP I, CETP II, CAVP I, CAVP II,
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
(20)All amounts shown represent total capital commitments as of December 31, 2024. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.
(21)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Year Ended December 31,		Change
	2024	2023	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$558.3	$512.2	$46.1	9%
Portfolio advisory and transaction fees, net and other	138.8	62.0	76.8	124%
Fee related performance revenues	109.1	89.1	20.0	22%
Total fund level fee revenues	806.2	663.3	142.9	22%
Realized performance revenues	32.0	43.5	(11.5)	(26)%
Realized principal investment income	46.2	37.1	9.1	25%
Interest income	39.0	34.7	4.3	12%
Total revenues	923.4	778.6	144.8	19%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	320.1	324.5	(4.4)	(1)%
Realized performance revenues related compensation	19.4	20.3	(0.9)	(4)%
Total compensation and benefits	339.5	344.8	(5.3)	(2)%
General, administrative, and other indirect expenses	140.4	106.8	33.6	31%
Depreciation and amortization expense	13.2	7.6	5.6	74%
Interest expense	53.0	45.0	8.0	18%
Total expenses	546.1	504.2	41.9	8%
(=) Distributable Earnings	$377.3	$274.4	$102.9	38%
(-) Realized Net Performance Revenues	12.6	23.2	(10.6)	(46)%
(-) Realized Principal Investment Income	46.2	37.1	9.1	25%
(+) Net Interest	14.0	10.3	3.7	36%
(=) Fee Related Earnings	$332.5	$224.4	$108.1	48%

Distributable Earnings
Distributable Earnings increased $102.9 million for the year ended December 31, 2024 as compared to 2023. The following table provides the components of the changes in Distributable Earnings for the year ended December 31, 2024:

Year Ended December 31,
2024 v. 2023
(Dollars in millions)
Distributable Earnings, December 31, 2023	$274.4
Increases (decreases):
Increase in fee related earnings	108.1
Decrease in realized net performance revenues	(10.6)
Increase in realized principal investment income	9.1
Increase in net interest	(3.7)
Total increase	102.9
Distributable Earnings, December 31, 2024	$377.3
Realized Net Performance Revenues. Realized net performance revenues decreased $10.6 million for the year ended
December 31, 2024 as compared to 2023, primarily due to a decrease in realized net performance revenues generated by
CCOF I.
Realized Principal Investment Income. Realized principal investment income increased $9.1 million for the year ended
December 31, 2024 as compared to 2023, primarily driven by higher realized principal investment income from our indirect investment in Fortitude.
Fee Related Earnings
Fee Related Earnings increased $108.1 million for the year ended December 31, 2024 as compared to 2023. The following table provides the components of the changes in Fee Related Earnings for the year ended December 31, 2024:

Year Ended December 31,
2024 v. 2023
(Dollars in millions)
Fee Related Earnings, December 31, 2023	$224.4
Increases (Decreases):
Increase in fee revenues	142.9
Decrease in cash-based compensation and benefits	4.4
Increase in general, administrative and other indirect expenses	(33.6)
All other changes	(5.6)
Total increase	108.1
Fee Related Earnings, December 31, 2024	$332.5

Fee Revenues. Fee revenues increased $142.9 million for the year ended December 31, 2024 as compared to 2023, due to the following:

Year Ended December 31,
2024 v. 2023
(Dollars in millions)
Higher fund management fees	$46.1
Higher portfolio advisory and transaction fees, net and other	76.8
Higher fee related performance revenues	20.0
Total increase in fee revenues	$142.9
The increase in fund management fees for the year ended December 31, 2024 as compared to 2023 was primarily driven by closed reinsurance transactions at Fortitude in the fourth quarter of 2023, which increased the fee basis under the strategic advisory services agreement, as well as increases reflecting the impact of inflows and capital deployment in CTAC and
CCOF III. These increases were partially offset by modest declines in management fees from CLOs due to net capital outflows during the year ended December 31, 2024.
The increase in portfolio advisory and transaction fees, net, and other fees for the year ended December 31, 2024 as compared to 2023 was primarily driven by an increase in capital markets fees. The recognition of capital markets fees can be volatile as they are primarily generated by investment activity. See “—Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.
The increase in fee related performance revenues for the year ended December 31, 2024 as compared to 2023 was primarily driven by higher fee related performance revenues from CTAC due to its growing capital base and continued positive performance.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased
$33.6 million for the year ended December 31, 2024 as compared to 2023, primarily due to increases in partnership expenses paid by the Company on behalf of the Carlyle funds, professional fees (including legal expenses), and external costs associated with fundraising activities.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2024	2023
	(Dollars in millions)
Global Credit
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$2,467	$2,260
Fee-earning AUM based on invested capital	19,604	16,388
Fee-earning AUM based on collateral balances, at par	45,890	49,999
Fee-earning AUM based on net asset value	3,091	2,130
Fee-earning AUM based on fair value and other(2)	83,134	84,461
Total Fee-earning AUM	$154,186	$155,238

Annualized Management Fee Rate(3)	0.36%	0.39%
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
The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended Ended December 31,
	2024	2023
	(Dollars in millions)
Global Credit
Fee-earning AUM Rollforward
Balance, Beginning of Period	$155,238	$121,229
Inflows(1)	15,389	35,568
Outflows (including realizations)(2)	(12,520)	(4,705)
Market Activity & Other(3)	(3,290)	2,793
Foreign Exchange(4)	(631)	353
Balance, End of Period	$154,186	$155,238
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
period end.
Fee-earning AUM was $154.2 billion at December 31, 2024, a decrease of less than 1% compared to $155.2 billion at
December 31, 2023, as outflows and negative market activity exceeded inflows for the period. Outflows of $12.5 billion were driven by our liquid credit products and realizations in funds which charge fees on invested capital. Negative market activity of
$3.3 billion primarily consisted of a $4 billion decrease in the fair value of assets covered by the Fortitude strategic advisory services agreement, partially offset by an increase in the gross asset value of CTAC. Inflows of $15.4 billion were primarily from the closing of our ten latest vintage CLOs and capital deployment in funds which charge fees on invested capital. The segment annualized management fee rate decreased to 0.36% at December 31, 2024 from 0.39% at December 31, 2023, primarily reflecting the full-year impact of assets acquired via reinsurance transactions that closed in 2023 and are covered by the strategic advisory services agreement with Fortitude, which have a lower fee rate than other Global Credit products.

Total AUM
The table below provides the period to period rollforward of Total AUM.

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$187,826	$146,302
Inflows(1)	17,274	41,975
Outflows (including realizations)(2)	(13,172)	(5,613)
Market Activity & Other(3)	1,110	4,789
Foreign Exchange(4)	(664)	373
Balance, End of Period	$192,374	$187,826
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
period end.
Total AUM was $192.4 billion at December 31, 2024, an increase of 2% compared to $187.8 billion at December 31,
2023. Inflows of $17.3 billion for the period were driven by the closing of ten new CLOs and other fundraising across the platform, including the final closing in CCOF III and fundraising in CTAC. Outflows of $13.2 billion for the period were primarily in our liquid credit products with additional activity, including realizations, in our aviation and opportunistic credit funds.
Fund Performance Metrics
Fund performance information for certain of our Global Credit funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See Part I, Item 1A “Risk Factors—Risks Related to Our Business Operations—Risks Related to the
Assets We Manage—The historical returns attributable to our funds, including those presented in this Annual Report on Form
10-K, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”
The following table reflects the performance of our significant carry funds in our Global Credit business. See Part I,
Item 1 “Business—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of December 31, 2024
Fund (Fee Initiation Date/Stepdown Date) (11)	Committed Capital (12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5)(8)	Net IRR (6)(8)	Net Accrued Carry/(Giveback) (7)
Global Credit Carry Funds
CCOF III	$5,731	Refer to CCOF III - Levered, CCOF III - Unlevered, and CCOF III PSV performance below
CCOF III - Levered (Feb 2023 / Oct 2028)	$4,677	$1,890	40%	$248	$1,962	1.2x	NM	NM	$10
CCOF III - Unlevered (Feb 2023 / Oct 2028)	$204	$63	31%	$8	$65	1.2x	NM	NM	$—
CCOF III PSV (Nov 2023 / n/a) (14)	$850	$244	29%	$33	$238	1.1x	NM	NM	$—
CCOF II (Nov 2020 / Mar 2026)	$4,430	$5,543	125%	$2,539	$4,856	1.3x	15%	11%	$102
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,500	147%	$3,518	$1,434	1.4x	17%	12%	$28
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$1,367	$1,977	1.3x	9%	4%	$—
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$932	$8	1.3x	17%	7%	$—
CEMOF II (Dec 2015 / Jun 2019)	$1,692	$1,713	101%	$1,869	$342	1.3x	7%	4%	$—
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,212	$74	1.3x	18%	10%	$6
All Other Active Funds & Vehicles (9)		$11,365	n/a	$3,481	$9,500	1.1x	8%	6%	$46
Fully Realized Funds & Vehicles (10)(13)		$6,717	n/a	$8,287	$—	1.2x	9%	3%	$—
TOTAL GLOBAL CREDIT CARRY FUNDS		$35,228	n/a	$23,495	$20,457	1.2x	11%	6%	$192
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

(12)All amounts shown represent total capital commitments as of December 31, 2024. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed Capital for CEMOF II reflects original committed capital of $2.8 billion, less $1.1 billion in commitments that were extinguished following a
Key Person Event. Committed capital for CCOF II excludes $150 million in capital committed by a CCOF II investor to a side vehicle.
(13)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.
(14)Gross IRR and Net IRR reflect the performance of equity commitments in CCOF III PSV.
Global Investment Solutions
The following table presents our results of operations for our Global Investment Solutions segment:

	Year Ended December 31,		Change
	2024	2023	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$337.2	$242.4	$94.8	39%
Portfolio advisory and transaction fees, net and other	0.2	—	0.2	NA
Fee related performance revenues	16.7	3.6	13.1	NM
Total fund level fee revenues	354.1	246.0	108.1	44%
Realized performance revenues	116.7	89.7	27.0	30%
Realized principal investment income	5.1	6.4	(1.3)	(20)%
Interest income	7.6	5.9	1.7	29%
Total revenues	483.5	348.0	135.5	39%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	118.8	123.6	(4.8)	(4)%
Realized performance revenues related compensation	100.3	78.9	21.4	27%
Total compensation and benefits	219.1	202.5	16.6	8%
General, administrative, and other indirect expenses	55.1	47.8	7.3	15%
Depreciation and amortization expense	6.8	4.4	2.4	55%
Interest expense	11.6	9.0	2.6	29%
Total expenses	292.6	263.7	28.9	11%
(=) Distributable Earnings	$190.9	$84.3	$106.6	126%
(-) Realized Net Performance Revenues	16.4	10.8	5.6	52%
(-) Realized Principal Investment Income	5.1	6.4	(1.3)	(20)%
(+) Net Interest	4.0	3.1	0.9	29%
(=) Fee Related Earnings	$173.4	$70.2	$103.2	147%

Distributable Earnings
Distributable Earnings increased $106.6 million for the year ended December 31, 2024 as compared to 2023. The following table provides the components of the changes in Distributable Earnings for the year ended December 31, 2024:

Year Ended December 31,
2024 v. 2023
(Dollars in millions)
Distributable Earnings, December 31, 2023	$84.3
Increases (decreases):
Increase in fee related earnings	103.2
Increase in realized net performance revenues	5.6
Decrease in realized principal investment income	(1.3)
Increase in net interest	(0.9)
Total increase	106.6
Distributable Earnings, December 31, 2024	$190.9
Fee Related Earnings
Fee Related Earnings increased $103.2 million for the year ended December 31, 2024 as compared to 2023. The following table provides the components of the changes in Fee Related Earnings for the year ended December 31, 2024:

Year Ended December 31,
2024 v. 2023
(Dollars in millions)
Fee Related Earnings, December 31, 2023	$70.2
Increases (decreases):
Increase in fee revenues	108.1
Decrease in cash-based compensation and benefits	4.8
Increase in general, administrative and other indirect expenses	(7.3)
All other changes	(2.4)
Total increase	103.2
Fee Related Earnings, December 31, 2024	$173.4
Fee Revenues. Fee revenues increased $108.1 million for the year ended December 31, 2024 as compared to 2023, primarily due to an increase in Fund management fees of $94.8 million and an increase in Fee related performance revenues of
$13.1 million. The increase in Fund management fees was primarily driven by the activation of management fees in ASF VIII and ACF IX in the second half of 2023, and the impact of ongoing fundraising in our secondaries & portfolio finance and co-
investment products as well as our CAPM funds throughout 2024. The increase in Fund management fees for the year ended
December 31, 2024 included an increase in catch-up management fees of $13.2 million. The increase in Fee related performance revenues was primarily driven by growth in our CAPM retail strategy due to its growing capital base and performance.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components during the period.

	As of December 31,
	2024	2023
	(Dollars in millions)
Global Investment Solutions
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$21,934	$17,488
Fee-earning AUM based on invested capital(2)	9,224	8,459
Fee-earning AUM based on net asset value	12,930	10,530
Fee-earning AUM based on lower of cost or fair market value	8,051	9,052
Total Fee-earning AUM	$52,139	$45,529

Annualized Management Fee Rate(3)	0.66%	0.60%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds.
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended Ended December 31,
	2024	2023
	(Dollars in millions)
Global Investment Solutions
Fee-earning AUM Rollforward
Balance, Beginning of Period	$45,529	$37,547
Inflows(1)	9,886	13,100
Outflows (including realizations)(2)	(3,859)	(5,707)
Market Activity & Other(3)	1,674	493
Foreign Exchange(4)	(1,091)	96
Balance, End of Period	$52,139	$45,529
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
period end.
Fee-earning AUM was $52.1 billion at December 31, 2024, an increase of 14% compared to $45.5 billion at
December 31, 2023, as inflows and market appreciation exceeded outflows and foreign exchange activity for the period.
Inflows of $9.9 billion were driven by fundraising, notably in ASF VIII and ACF IX, and capital deployed in our funds which charge fees based on invested capital. Outflows of $3.9 billion were attributable to distributions and basis step-downs, particularly in our primary funds. Negative foreign exchange activity of $1.1 billion reflected the impact of a strengthening U.S.
Dollar on the translation of our EUR-denominated funds to USD. Distributions from funds still in the commitment or weighted-
average investment period do not impact Fee-earning AUM as these funds are based on commitments and not invested capital.

Total AUM
The table below provides the period to period rollforward of Total AUM.

	Year Ended Ended December 31,
	2024	2023
	(Dollars in millions)
Global Investment Solutions
Total AUM Rollforward
Balance, Beginning of Period	$76,860	$63,291
Inflows(1)	10,812	12,732
Outflows (including realizations)(2)	(7,089)	(5,892)
Market Activity & Other(3)	6,577	5,701
Foreign Exchange(4)	(2,047)	1,028
Balance, End of Period	$85,113	$76,860
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
period end.
Total AUM was $85.1 billion as of December 31, 2024, an increase of 11% compared to $76.9 billion as of
December 31, 2023, as inflows and market appreciation exceeded outflows and the negative impact of foreign exchange for the period. Inflows of $10.8 billion were driven by commitments raised across the platform, notably in ASF VIII and ACF IX, with market appreciation of $6.6 billion reflecting performance across the segment. Outflows of $7.1 billion were driven by realizations and the expiration of dry powder, predominantly in our primary and secondaries & portfolio finance funds.
Negative foreign exchange activity of $2.0 billion reflected the impact of a strengthening U.S. Dollar on the translation of our
EUR-denominated funds to USD.
Fund Performance Metrics
The fund return information reflected in this discussion and analysis is not indicative of the performance of The
Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The
Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See Part I, Item 1A “Risk Factors—Risks Related to Our Business
Operations—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this Annual Report on Form 10-K, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”

The following tables reflect the performance of our significant funds in our Global Investment Solutions business. We also present fund performance information for portfolios of investments held by separately managed accounts, generally aggregated either as invested alongside the relevant commingled fund or over a specified time period.

(Amounts in millions)				TOTAL INVESTMENTS
				As of December 31, 2024
Global Investment Solutions (1)(8)		Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value (3)	Total Fair Value (3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/ (Giveback) (12)
				(Reported in Local Currency, in Millions)
Secondaries & Portfolio Finance	ASF VIII	2024	$9,359	$3,472	$47	$4,323	$4,369	1.3x	NM	NM	$28
	ASF VII	2020	$6,769	$4,583	$1,473	$5,594	$7,067	1.5x	20%	15%	$100
	ASF VII - SMAs	2020	€2,016	€1,806	€483	€2,157	€2,641	1.5x	19%	16%	$36
	ASF VI	2017	$3,333	$2,711	$2,590	$1,930	$4,520	1.7x	16%	13%	$58
	ASF VI - SMAs	2017	€2,817	€2,863	€2,479	€2,130	€4,610	1.6x	14%	13%	$48
	ASF V	2012	$756	$652	$1,043	$127	$1,170	1.8x	18%	14%	$5
	ASF V - SMAs	2012	€3,916	€4,278	€7,417	€563	€7,980	1.9x	21%	20%	$10
	SMAs 2009-2011	2010	€1,859	€2,080	€3,566	€65	€3,630	1.7x	19%	18%	$—
	ASPF II	2023	$1,467	$393	$74	$415	$489	1.2x	NM	NM	$4
	All Other Active Funds & Vehicles (9)	Various		$1,305	$612	$1,221	$1,833	1.4x	21%	18%	$20
	Fully Realized Funds & Vehicles	Various		€4,442	€7,298	€17	€7,315	1.6x	19%	18%	$—
Co-Investments	ACF IX	2023	$3,494	$962	$1	$1,048	$1,049	1.1x	NM	NM	$—
	ACF VIII	2021	$3,614	$3,278	$128	$4,070	$4,199	1.3x	11%	9%	$22
	ACF VIII - SMAs	2021	$1,069	$914	$45	$1,138	$1,182	1.3x	12%	10%	$7
	ACF VII	2017	$1,688	$1,605	$964	$2,192	$3,156	2.0x	16%	13%	$56
	ACF VII - SMAs	2017	€1,452	€1,489	€724	€2,013	€2,737	1.8x	15%	13%	$41
	SMAs 2014-2016	2014	€1,274	€1,151	€2,374	€626	€3,000	2.6x	24%	23%	$10
	SMAs 2012-2013	2012	€1,124	€1,102	€2,975	€151	€3,127	2.8x	27%	26%	$1
	SMAs 2009-2010	2010	€1,475	€1,439	€3,719	€611	€4,330	3.0x	23%	22%	$—
	Strategic SMAs	Various		$3,979	$1,366	$5,349	$6,715	1.7x	18%	16%	$70
	All Other Active Funds & Vehicles (9)	Various		€558	€651	€176	€827	1.5x	15%	14%	$1
	Fully Realized Funds & Vehicles	Various		€6,000	€10,281	€1	€10,282	1.7x	14%	12%	$—
Primary Investments	SMAs 2024-2026	2024	$2,125	$45	$—	$40	$40	0.9x	NM	NM	$—
	SMAs 2021-2023	2021	€4,505	€1,310	€48	€1,418	€1,466	1.1x	NM	NM	$—
	SMAs 2018-2020	2018	$3,116	$2,309	$472	$2,775	$3,247	1.4x	14%	13%	$1
	SMAs 2015-2017	2015	€2,501	€2,614	€2,567	€2,572	€5,138	2.0x	20%	19%	$9
	SMAs 2012-2014	2012	€5,080	€6,240	€9,875	€3,839	€13,714	2.2x	18%	17%	$13
	SMAs 2009-2011	2009	€4,877	€5,959	€11,068	€1,923	€12,991	2.2x	17%	17%	$1
	SMAs 2006-2008	2005	€11,500	€14,043	€23,136	€1,323	€24,459	1.7x	10%	10%	$—
	SMAs 2003-2005	2003	€4,628	€5,286	€8,389	€157	€8,546	1.6x	10%	9%	$—
	All Other Active Funds & Vehicles (9)	Various		€1,932	€1,896	€284	€2,181	1.1x	2%	2%	$—
	Fully Realized Funds & Vehicles	Various		€5,173	€8,423	€34	€8,458	1.6x	12%	11%	$—
TOTAL GLOBAL INVESTMENT SOLUTIONS (USD) (11)				$98,404	$119,930	$50,983	$170,914	1.7x	14%	13%	$541
(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by AlpInvest. Excluded from the performance information shown are: (a) investments that were not originated by AlpInvest (i.e., AlpInvest did not make the original investment decision or recommendation); (b) Direct
Investments, which was spun off from AlpInvest in 2005; (c) Carlyle AlpInvest Private Markets (CAPM); and (d) LP
co-investment vehicles managed by AlpInvest. As of December 31, 2024, these excluded portfolios amounted to approximately $8.7 billion of AUM in the aggregate.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Total Net
Accrued Carry excludes net accrued carry which was retained as part of the sale of MRE on April 1, 2021. There was no net accrued carry balance for MRE as of December 31, 2024.
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have historically required limited capital resources to support the working capital and operating needs of our business. Our management fees have largely covered our operating costs and all realized performance allocations, after covering the related compensation, are available for distribution to stockholders. Approximately 95% – 97% of all capital commitments to our funds are provided by our fund investors, with the remaining amount typically funded by Carlyle, our senior Carlyle professionals, advisors, and other professionals. We may elect to invest additional amounts in funds focused on new investment areas.
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings, cash we receive from our notes offerings, and funds from our senior revolving credit facility, which had
$1.0 billion of available capacity as of December 31, 2024. Although we may consider other financings to invest in growing our business, we believe these sources will be sufficient to fund our capital needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings, and amounts available for borrowing from our senior revolving credit facility or other financings.
Cash and cash equivalents. Cash and cash equivalents were approximately $1.3 billion at December 31, 2024.
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
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash and cash equivalents was approximately $1.2 billion as of December 31, 2024. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.

Senior Revolving Credit Facility. The capacity under the amended and restated revolving credit facility is $1.0 billion and the facility is scheduled to mature on April 29, 2027. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (5.43% at December 31, 2024). As of December 31, 2024, there were no amounts outstanding under the senior revolving credit facility.
The senior revolving credit facility is unsecured. We are required to maintain management fee earning assets (as defined in the amended and restated senior revolving credit facility) of at least $126.6 billion and a total leverage ratio of less than 4.0 to 1.0, in each case, tested on a quarterly basis. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the senior revolving credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the senior revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control, and material inaccuracy of representations and warranties.
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
The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. For the year ended December 31, 2024, under the Global Credit Revolving Credit Facility the
Company made borrowings of $5.0 million and €5.0 million, which were subsequently repaid, and there was no balance outstanding as of December 31, 2024.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements.
The Company’s CLO borrowings outstanding were $289.4 million and $431.7 million at December 31, 2024 and 2023, respectively. The decrease in borrowings outstanding at December 31, 2024 compared to 2023 was primarily attributable to net repayments of CLO term loans during the year ended December 31, 2024. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. As of December 31, 2024, $271.6 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 6, Borrowings, to the consolidated financial statements for more information on our CLO borrowings.
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
Our accrued performance allocations by segment as of December 31, 2024, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations(1)	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$4,910.2	$(18.5)	$4,891.7
Global Credit	527.1	(25.5)	501.6
Global Investment Solutions	1,616.2	—	1,616.2
Total	$7,053.5	$(44.0)	$7,009.5
Plus: Accrued performance allocations from NGP Carry Funds(2)			489.4
Less: Accrued performance allocation-related compensation			(4,788.5)
Plus: Receivable for giveback obligations from current and former employees			11.5
Less: Deferred taxes on certain foreign accrued performance allocations			(19.0)
Less/Plus: Net accrued performance allocations/giveback obligations attributable to non-controlling interests in consolidated entities			0.2
Plus: Net accrued performance allocations attributable to Consolidated Funds, eliminated in consolidation			10.1
Net accrued performance revenues before timing differences			2,713.2
Less/Plus: Timing differences between the period when accrued performance allocations/giveback obligations are realized and the period they are collected/distributed			24.7
Net accrued performance revenues attributable to The Carlyle Group Inc.			$2,737.9
(1)Accrued incentive fees are excluded from net accrued performance revenues.
(2)Accrued performance allocations from NGP funds are presented as investments in the consolidated balance sheet.

The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of December 31, 2024, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)			Net Accrued Performance Revenues
	FY 2022	FY 2023	FY 2024
Overall Carry Fund Appreciation/(Depreciation)	11%	7%	8%
Global Private Equity:	13%	5%	7%	$2,005.0
Corporate Private Equity	6%	5%	8%	1,442.3
Real Estate	16%	(1)%	5%	130.9
Infrastructure & Natural Resources	48%	8%	8%	431.8
Global Credit Carry Funds	3%	12%	12%	191.5
Global Investment Solutions Carry Funds	6%	10%	9%	541.4
Net Accrued Performance Revenues				$2,737.9
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
dividends or distributions. Certain of the investments attributable to The Carlyle Group Inc. (excluding certain general partner interests, certain strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity.
Investments as of December 31, 2024 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$3,024.6	$858.6	$3,883.2
Less: Amounts attributable to non-controlling interests in consolidated entities	(309.6)	—	(309.6)
Plus: Investments in Consolidated Funds, eliminated in consolidation	377.3	—	377.3
Less: Strategic equity method investments in NGP Management	—	(369.2)	(369.2)
Less: Investment in NGP general partners - accrued performance allocations	—	(489.4)	(489.4)
Total investments attributable to The Carlyle Group Inc.	$3,092.3	$—	$3,092.3
(1)Strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations. See Note 4,
Investments, to the consolidated financial statements.
Our investments as of December 31, 2024 can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$1,052.9
Global Credit funds(2)	1,253.6
Global Investment Solutions funds	316.9
Total investments in Carlyle Funds, excluding CLOs	2,623.4
Investments in CLOs	357.1
Other investments	111.8
Total investments attributable to The Carlyle Group Inc.	3,092.3
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc.(3)	(271.6)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$2,820.7
(1)Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.

(2)Includes the Company’s indirect investment in Fortitude through Carlyle FRL, a Carlyle-affiliated investment fund, as discussed in Note 4,
Investments, to the consolidated financial statements. This investment had a carrying value of $723.5 million as of December 31, 2024.
(3)Of the $289.4 million in total CLO borrowings as of December 31, 2024 and as disclosed in Note 6, Borrowings, to the consolidated financial statements, $271.6 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $17.8 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
Our Liquidity Needs
We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and investment funds, and return capital to our common stockholders in the form of dividends or stock repurchases.
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
With respect to dividend year 2024, the Board of Directors has declared a dividend to common stockholders totaling
$502.8 million, or $1.40 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2024
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2024	$0.35	$125.6	May 14, 2024	May 21, 2024
Q2 2024	0.35	125.5	August 16, 2024	August 26, 2024
Q3 2024	0.35	125.2	November 18, 2024	November 25, 2024
Q4 2024	0.35	126.5	February 21, 2025	February 28, 2025
Total	$1.40	$502.8
With respect to dividend year 2023, the Board of Directors declared cumulative dividends to common stockholders totaling $506.0 million, consisting of the following:

Common Stock Dividends - Dividend Year 2023
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2023	$0.35	$126.7	May 16, 2023	May 23, 2023
Q2 2023	0.35	126.3	August 15, 2023	August 23, 2023
Q3 2023	0.35	126.3	November 21, 2023	November 29, 2023
Q4 2023	0.35	126.7	February 23, 2024	March 1, 2024
Total	$1.40	$506.0
Dividends to common stockholders paid during the year ended December 31, 2024 totaled $503.0 million, including the amount paid in March 2024 of $0.35 per common share in respect of the fourth quarter of 2023. Dividends to common stockholders paid during the year ended December 31, 2023 totaled $497.7 million, including the amount paid in March 2023 of $0.325 per common share in respect of the fourth quarter of 2022.
Fund Commitments. Generally 3% – 5% of all capital commitments to our investment funds are made by Carlyle, our senior Carlyle professionals, advisors, and other professionals. Carlyle will generally commit up to 1% of of capital commitments related to our carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds and our CLO vehicles. Our investments in our European CLO vehicles will comply with the risk retention rules as discussed in “Risk Retention Rules” later in this section.
Since our inception through December 31, 2024, we and our senior Carlyle professionals, operating executives and other professionals have invested or committed to invest in or alongside our funds. Generally 3% to 5% of all capital commitments to our funds are funded collectively by us and our senior Carlyle professionals, operating executives and other professionals.
A substantial majority of the remaining commitments are expected to be funded by senior Carlyle professionals, operating executives, and other professionals through our internal co-investment program. Of the $4.2 billion of unfunded commitments, approximately $3.5 billion is subscribed individually by senior Carlyle professionals, operating executives, and other professionals, with the balance funded directly by the Company. Approximately 76% of the $4.2 billion of unfunded commitments relate to investment funds in our Global Private Equity segment.
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator, or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of December 31, 2024, there were $15.3 million in commitments related to the origination and syndication of loans and securities under the Carlyle Global
Capital Markets platform, of which $4.3 million was extinguished in January and February 2025.
Repurchase Program. For the year ended December 31, 2024, we paid an aggregate of $395.6 million to repurchase and retire approximately 9.0 million shares of common stock. In addition, for the year ended December 31, 2024, we paid an aggregate of $159.0 million and retired 3.3 million shares of common stock to settle tax withholding obligations in connection with net share settlements of equity-based awards, for a total of $554.6 million shares repurchased or withheld this year. As of
December 31, 2024, $852.2 million of repurchase capacity remained under the share repurchase program, which reflects the cost of common shares repurchased as well as shares settled for tax withholding payments made by the Company related to the net share settlement of equity-based awards. For further information on our repurchase program, see Note 13, Equity, to the consolidated financial statements.

Cash Flows
The significant captions and amounts from our consolidated statements of cash flows, which include the effects of our
Consolidated Funds and CLOs in accordance with U.S. GAAP, are summarized below.

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by (used in) operating activities	$(759.5)	$204.9
Net cash used in investing activities	(77.6)	(43.6)
Net cash provided by (used in) financing activities	682.8	(99.6)
Effect of foreign exchange rate changes	(21.3)	18.9
Net change in cash, cash equivalents and restricted cash	$(175.6)	$80.6
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
Cash flows from operating activities for the years ended December 31, 2024 and 2023, excluding the activities of our
Consolidated Funds, were $1.1 billion and $1.0 billion, respectively. During the years ended December 31, 2024 and 2023, net cash provided by operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $3.4 billion and $3.0 billion, respectively. These inflows were partially offset by payments for compensation, income taxes, interest, and general, administrative and other expenses of approximately $2.5 billion and $2.4 billion for the years ended December 31, 2024 and 2023, respectively. Operating outflows during the year ended December 31, 2023 also included a $68.6 million payment relating to the Carlyle Aviation Partners earn-out and a
$20.3 million payment to the former Carlyle Holdings unitholders related to amounts owed under the tax receivable agreement.
See Note 17, Supplemental Financial Information.
Cash used to purchase investments, as well as the proceeds from the sale of such investments are also reflected in our operating activities as investments are a normal part of our operating activities. During the year ended December 31, 2024, investment proceeds were $498.0 million as compared to investment purchases of $385.9 million, which included a $115.1 million deferred consideration payment related to our investment in Fortitude. During the year ended December 31, 2023, investment proceeds were $472.2 million while investment purchases were $301.2 million, which included our $50.0 million follow-on investment in Carlyle FRL and our $40.0 million investment in Carlyle Capital Income Fund, an NYSE listed closed-
end fund that primarily invests in equity and junior debt tranches of CLOs.
The net cash provided by operating activities for the year ended December 31, 2024 also reflects the investment activity of our Consolidated Funds. For the year ended December 31, 2024, proceeds from the sales and settlements of investments by the Consolidated Funds were $5.5 billion, while purchases of investments by the Consolidated Funds were $7.4 billion. For the year ended December 31, 2023, proceeds from the sales and settlements of investments by the Consolidated
Funds were $2.3 billion, while purchases of investments by the Consolidated Funds were $3.1 billion.
Net cash used in investing activities. Our investing activities generally reflect cash used for fixed assets, software for internal use, and corporate treasury investments. For the year ended December 31, 2024, cash used in investing activities principally reflects purchases of fixed assets of $77.7 million. For the year ended December 31, 2023, cash used in investing activities principally reflects purchases of corporate treasury investments of $187.3 million and net purchases of fixed assets of
$66.6 million, partially offset by proceeds from corporate treasury investments of $210.3 million.
Net cash provided by (used in) financing activities. Net cash provided by (used in) financing activities during the years ended December 31, 2024 and 2023, excluding the activities of our Consolidated Funds, was $(1.2) billion and $(0.8) billion, respectively. For the year ended December 31, 2024, we borrowed and subsequently repaid an aggregate of $10.4 million under the Global Credit Revolving Credit Facility. We also paid $68.8 million in each of January 2024 and January 2023, representing the final and fourth annual installments, respectively, of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion. See Note 17, Supplemental Financial Information.
Dividends paid to our common stockholders were $503.0 million and $497.7 million for the years ended December 31,
2024 and 2023, respectively, and we paid $554.6 million and $203.5 million, respectively, to repurchase and retire 12.3 million and 6.5 million shares, respectively, which included shares retired in connection with the net share settlement of equity-based awards during the year ended December 31, 2024.
The net borrowings (payments) on loans payable by our Consolidated Funds during the years ended December 31,
2024 and 2023 were $1,825.0 million and $700.6 million, respectively. For the years ended December 31, 2024 and 2023, contributions from non-controlling interest holders were $319.5 million and $177.0 million, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the years ended December 31, 2024 and
2023, distributions to non-controlling interest holders were $178.4 million and $139.7 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $23.1 billion at December 31, 2024, an increase of $1.9 billion from December 31, 2023. The increase in total assets was primarily attributable to an increase in Investments, including performance allocations of $1.0 billion, an increase in Investments in Consolidated Funds of $0.5 billion, and an increase in Cash and cash equivalents held at
Consolidated Funds of $0.5 billion. These were partially offset by a decrease in Cash and cash equivalents of $0.2 billion. The increase in Investments, including performance allocations was primarily due to an increase in Accrued performance allocations related to CP VII and CP VIII. Refer to “—Cash Flows” in Part II, Item 8 of this Annual Report on Form 10-K for details on the decrease in Cash and cash equivalents.
Total liabilities were $16.8 billion at December 31, 2024, an increase of $1.4 billion from December 31, 2023. The increase in liabilities was primarily attributable to an increase in Accrued compensation and benefits of $0.5 billion, an increase in Other liabilities of Consolidated Funds of $0.5 billion, and an increase in Loans payable of Consolidated Funds of $0.4 billion. The increase in Accrued compensation and benefits was primarily due to accruals of Performance allocations.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 17, Supplemental Financial
Information, to the consolidated financial statements included in this Annual Report on Form 10-K. At December 31, 2024, our total assets without the effect of the Consolidated Funds were $14.9 billion, including cash and cash equivalents of $1.3 billion and net accrued performance revenues of $2.7 billion.
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
For further information regarding our off-balance sheet arrangements, see Note 2, Summary of Significant Accounting
Policies, and Note 8, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report on Form 10-K.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2024 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	2025	2026-2027	2028-2029	Thereafter	Total
	(Dollars in millions)
Debt obligations(1)	$5.1	$95.7	$80.5	$1,983.1	$2,164.4
Interest payable(2)	107.6	207.0	193.0	1,547.6	2,055.2
Other consideration(3)	10.2	35.9	18.0	—	64.1
Operating lease obligations(4)	70.7	136.5	135.3	249.6	592.1
Capital commitments to Carlyle funds(5)	4,195.5	—	—	—	4,195.5
Tax receivable agreement payments(6)	5.6	12.5	13.8	45.3	77.2
Loans payable of Consolidated Funds(7)	390.6	781.2	782.3	8,910.6	10,864.7
Unfunded commitments of the CLOs(8)	11.9	—	—	—	11.9
Consolidated contractual obligations	4,797.2	1,268.8	1,222.9	12,736.2	20,025.1
Loans payable of Consolidated Funds(7)	(390.6)	(781.2)	(782.3)	(8,910.6)	(10,864.7)
Capital commitments to Carlyle funds(5)	(3,479.7)	—	—	—	(3,479.7)
Unfunded commitments of the CLOs(8)	(11.9)	—	—	—	(11.9)
Carlyle Operating Entities contractual obligations	$915.0	$487.6	$440.6	$3,825.6	$5,668.8
(1)The table above assumes that no prepayments are made on the senior and subordinated notes and that the outstanding balances, if any, on the senior credit facility and Global Credit Revolving Credit Facility are repaid on the maturity dates of credit facilities. The CLO term loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 6, Borrowings, to the consolidated financial statements for the various maturity dates of our borrowings.
(2)The interest rates on the debt obligations as of December 31, 2024 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 4.42% to
10.99% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the
CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
(3)These obligations represent our estimate of amounts to be paid on the contingent cash obligations associated with our acquisitions of Carlyle Aviation
Partners and Abingworth. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the Company and its subsidiaries, and do not bear interest.
(4)We lease office space in various countries around the world, including our largest offices in Washington, D.C., New York City, London, Amsterdam,
and Hong Kong, which have non-cancelable lease agreements expiring in various years through 2036. The amounts in this table represent the minimum lease payments required over the term of the lease.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of December 31, 2024, at spreads to market rates pursuant to the debt agreements, and range from 1.65% to 12.18%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $38.0 million at December 31, 2024 as we are unable to estimate when such amounts may be paid.
Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Abingworth, which are accounted for as compensation expense, and are accrued over the service period. If earned, payments are made in the quarter following the performance year to which the payments relate. The contingent cash obligations relate to future incentive payments of up to
$130.0 million that are payable upon the achievement of certain performance targets during 2025 through 2028, which is the maximum amount that could be paid as of December 31, 2024. Through December 31, 2024, we paid $2.7 million, and as of
December 31, 2024, we recognized $2.0 million on the balance sheet related to these contingent obligations.
In connection with our acquisition of Carlyle Aviation Partners, we had contingent cash payments related to an earn-
out of up to $150.0 million that were payable upon the achievement of certain revenue and earnings performance targets during
2020 through 2025. Through December 31, 2022, we paid $53.6 million related to this earn-out. During the first quarter of
2023, we entered into a termination and settlement agreement with respect to the earn-out, pursuant to which we paid $68.6 million, and agreed to pay an aggregate $2.4 million in installments in 2024 and 2025. Pursuant to the termination and settlement agreement, we paid the first installment of $1.5 million in 2024.
Risk Retention Rules
We will continue to comply with the risk retention rules governing CLOs issued in Europe for which we are a sponsor, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals, and/or third-
party financing. For additional information related to the U.S. Risk Retention Rules, see Part I, Item 1A “Risk Factors—Risks
Related to Regulation and Litigation—Financial regulations and changes thereto in the United States could adversely affect our business and the possibility of increased regulatory focus could result in additional burdens and expenses on our business.”
Guarantees
See Note 8, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report on Form 10-K for information related to all of our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances.
The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of
December 31, 2024.
See Note 8, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report on Form 10-K for information related to indemnifications.
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
When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. See Note 8, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information related to our contingent obligations (giveback).
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 8, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report on Form 10-K.

Carlyle Common Stock
A rollforward of our common stock outstanding for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended Ended December 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	361,326,172	362,298,650
Shares issued	4,842,417	5,532,559
Shares repurchased/retired	(8,984,957)	(6,505,037)
Balance, end of period	357,183,632	361,326,172
Shares of The Carlyle Group Inc. common stock issued during the period presented in the tables above relate to the vesting of the Company’s restricted stock units and shares issued and delivered in connection with our equity method investment in NGP during the years ended December 31, 2024 and 2023. Shares of The Carlyle Group Inc. common stock issued and repurchased/retired during the years ended December 31, 2024 and 2023 do not include shares retired as part of the net share settlement of equity-based awards.
The Carlyle Group Inc. common stock repurchased during the period presented in the tables above relate to shares repurchased during the years ended December 31, 2024 and 2023 and subsequently retired as part of our share repurchase programs.
The total shares as of December 31, 2024 as shown above exclude approximately 4.2 million net common shares in connection with the vesting of restricted stock units subsequent to December 31, 2024 that will participate in the common shareholder dividend that will be paid on February 28, 2025.
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
Principles of Consolidation. The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities (“VIEs”). The Company describes the policies and procedures it uses in evaluating whether an entity is consolidated in Note 2, Summary of Significant Accounting Policies, to the
consolidated financial statements included in this Annual Report on Form 10-K. As part of its consolidation procedures, the
Company evaluates: (1) whether it holds a variable interest in an entity, (2) whether the entity is a VIE, and (3) whether the
Company’s involvement would make it the primary beneficiary.
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
•For entities that are determined to be VIEs, the Company consolidates those entities where it has concluded it is the primary beneficiary. The primary beneficiary is defined as the variable interest holder with (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company, such as the Company’s 10.5%
indirect ownership interest in Fortitude.
Changes to these judgments could result in a change in the consolidation conclusion for a legal entity.
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Company consolidates those entities it controls through a majority voting interest.
Performance Allocations. As of December 31, 2024, we had accrued performance allocations of $7.1 billion.
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
Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement, the Company recognizes revenues attributable to performance allocations based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as investment income related to performance allocations reflects the Company’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty in measuring the fair value of investments in the absence of observable market prices as discussed below, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material. If, at December 31, 2024, all of the investments held by the Company’s funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be
$1.4 billion, on an after-tax basis where applicable, of which approximately $0.5 billion would be the responsibility of current and former senior Carlyle professionals.
See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this
Annual Report on Form 10-K for information related to performance allocations for various fund types, preferred return hurdle rates, the timing of performance allocation recognition in investment income, and the potential for performance allocation income reversal.
Performance Allocation Related Compensation. As of December 31, 2024, we had accrued performance allocations and incentive fee related compensation of $4.8 billion. A portion of the performance allocations earned is due to employees and advisers of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocation revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocation revenue, the related compensation expense, if any, is also reversed.
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

As of December 31, 2024, we had gross deferred tax assets of $1.7 billion. The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded on the Company’s gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of the Company’s deferred tax assets, all evidence, both positive and negative, is evaluated. As of
December 31, 2024, we recorded a valuation allowance of $62.7 million on our gross deferred tax assets. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. Lastly, the Company accounts for the tax on global intangible low-taxed income (“GILTI”) as incurred and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries. Changes in judgment as it relates to the realizability of these assets, as well as potential changes in corporate tax rates would have the effect of significantly reducing the value of the deferred tax assets.
Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established, which is included in accounts payable, accrued expenses and other liabilities in the consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes. As of December 31, 2024, we had unrecognized tax benefits of $38.0 million, which if recognized would result in a reduction in the provision for income taxes of $27.0 million.
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
Investments for which market prices are not observable include private investments in the equity of operating companies and real estate properties, and certain debt positions. The valuation technique for each of these investments is described in Note 2,
Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report on Form
10-K.
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
Our equity-method investment in NGP entitles us to 55% of the management fee related revenue of the NGP entities that serve as advisors to the NGP Energy Funds and is subject to impairment under the U.S. GAAP accounting for equity method investments. We evaluate our equity method investment in NGP for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, but no less than quarterly. For example, challenges with fundraising, lower future management fees, or a change in our economic arrangement could cause an impairment of our investment in NGP in the future. As of December 31, 2024, we continue to believe that our investment in
NGP is not impaired.
Equity-based Compensation. During the year ended December 31, 2024, we recognized $467.9 million in equity-based compensation expense. Compensation expense relating to the issuance of equity-based awards to Carlyle employees is measured at fair value on the grant date. In determining the aggregate grant date fair value of awards with market-based conditions, we use a Monte Carlo simulation which requires certain assumptions and estimates such as the volatility of our future share price, and changes in those assumptions could result in materially different results. Of the $467.9 million in equity-
based compensation expense recognized during the year ended December 31, 2024, approximately $231.6 million related to awards with market-based conditions.
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
As of December 31, 2024, we had intangible assets, net of accumulated amortization, of $634.1 million, including
$103.6 million of goodwill. Our finite-lived intangible assets have estimated useful lives which range from four to eight years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1 and between annual tests when events and circumstances indicate that impairment may have occurred.
Impairment testing requires the assessment of both qualitative and quantitative factors, including, but not limited to whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgements, assumptions and estimates. As of December 31, 2024, we continue to believe our intangible assets and goodwill are not impaired.
Recent Accounting Pronouncements
We discuss recent accounting pronouncements in Note 2, Summary of Significant Accounting Policies, to the
consolidated financial statements included in this Annual Report on Form 10-K.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is related to our role as general partner or investment advisor to our investment funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, incentive fees, performance allocations and principal investment income.
Although our investment funds share many common themes, each of our asset management asset classes runs its own investment and risk management processes, subject to our overall risk tolerance and philosophy. The investment process of our investment funds involves a comprehensive due diligence approach, including review of the reputation of shareholders and management, company size and sensitivity of cash flow generation, business sector and competitive risks, portfolio fit, exit risks and other key factors highlighted by the deal team. Key investment decisions are subject to approval by both the fund-
level managing directors, as well as the investment committee, which is generally composed of one or more of the three founding partners, one “sector” head, one or more advisors and senior investment professionals associated with that particular fund. Once an investment in a portfolio company has been made, our fund teams closely monitor the performance of the portfolio company, generally through frequent contact with management and the receipt of financial and management reports.
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
The following table summarizes the incremental impact, including our Consolidated Funds, of a 10% change in total remaining fair value by segment as of December 31, 2024 on our performance allocations revenue:

	10% Increase in Total Remaining Fair Value	10% Decrease in Total Remaining Fair Value
	(Dollars in millions)
Global Private Equity	$2,089.2	$(2,745.4)
Global Credit	202.4	(308.6)
Global Investment Solutions	377.5	(382.0)
Total	$2,669.1	$(3,436.0)
The effect of the variability in performance allocations revenue would be in part offset by performance allocation related compensation.
Effect on Assets Under Management
Generally, our Fee-earning assets under management are not affected by changes in valuation. However, total assets under management is impacted by valuation changes to net asset value. The table below shows the remaining fair value:

Remaining Fair Value
(Dollars in millions)
Global Private Equity	$122,964
Global Credit	$174,494
Global Investment Solutions	$59,806
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
dollar currencies. We estimate that as of December 31, 2024, if there was a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar, the impact on our consolidated results of operations for the year then ended would be as follows: (a) fund management fees would decrease by $54.7 million, (b) performance allocations would decrease by $2.6 million, and (c) immaterial to principal investment income.
Interest Rate Risk
We have obligations under our CLO term loans that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. The CLO term loans incur interest at
EURIBOR or SOFR plus an applicable rate. We do not have any interest rate swaps in place for these borrowings.

Based on our debt obligations payable as of December 31, 2024, we estimate that interest expense relating to variable rates would increase by approximately $2.9 million on an annual basis in the event interest rates were to increase by one percentage point.
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Carlyle Group Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Carlyle Group Inc. (the Company) as of December 31,
2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the
“consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in
Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(2013 framework) and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

Measurement of principal equity method investments, including accrued performance allocations

Description of the Matter
At December 31, 2024, the carrying value of the Company’s investments totaled approximately $10.9 billion. As discussed in Notes 2 and 4 to the consolidated financial statements, a significant input to the measurement of the Company’s principal equity method investments in the funds and accrued performance allocations, is management’s estimate of the fair value of the investments held by each fund. Management estimates the fair value of the funds’ investments, including investments in the equity of private operating companies, real estate properties and certain debt positions, by applying the methodologies outlined in
Notes 2 and 4 and using unobservable inputs and assumptions.
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
Tysons, Virginia
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Carlyle Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited The Carlyle Group Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (2013 framework) (the COSO criteria). In our opinion, The Carlyle Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 27, 2025

The Carlyle Group Inc.
Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$1,266.0	$1,440.3
Cash and cash equivalents held at Consolidated Funds	830.4	346.0
Restricted cash	0.5	1.8
Investments, including accrued performance allocations of $7,053.5 and $6,169.9 as of December 31, 2024 and 2023, respectively	10,936.7	9,955.3
Investments of Consolidated Funds	7,782.4	7,253.1
Due from affiliates and other receivables, net	805.6	691.6
Due from affiliates and other receivables of Consolidated Funds, net	237.1	141.0
Fixed assets, net	185.3	161.5
Lease right-of-use assets, net	341.4	332.2
Deposits and other	56.4	70.6
Intangible assets, net	634.1	766.1
Deferred tax assets	27.6	16.5
Total assets	$23,103.5	$21,176.0
Liabilities and equity
Debt obligations	$2,143.5	$2,281.0
Loans payable of Consolidated Funds	6,864.2	6,486.5
Accounts payable, accrued expenses and other liabilities	389.8	333.8
Accrued compensation and benefits	5,446.6	4,922.2
Due to affiliates	241.9	275.9
Deferred revenue	138.7	140.3
Deferred tax liabilities	137.0	45.3
Other liabilities of Consolidated Funds	861.6	374.4
Lease liabilities	488.6	488.1
Accrued giveback obligations	44.0	44.0
Total liabilities	16,755.9	15,391.5
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (357,183,632 and 361,326,172 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	3.6	3.6
Additional paid-in capital	3,892.3	3,403.0
Retained earnings	2,040.8	2,082.1
Accumulated other comprehensive loss	(329.8)	(297.3)
Non-controlling interests in consolidated entities	740.7	593.1
Total equity	6,347.6	5,784.5
Total liabilities and equity	$23,103.5	$21,176.0
See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Operations
(Dollars in millions, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Fund management fees	$2,188.1	$2,043.2	$2,030.1
Incentive fees	133.5	93.7	63.7
Investment income
Performance allocations	2,015.7	(88.6)	1,327.5
Principal investment income	238.7	133.4	570.5
Total investment income	2,254.4	44.8	1,898.0
Interest and other income	218.2	212.1	135.9
Interest and other income of Consolidated Funds	631.6	570.1	311.0
Total revenues	5,425.8	2,963.9	4,438.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	875.5	1,023.7	1,052.0
Equity-based compensation	467.9	249.1	154.0
Performance allocations and incentive fee related compensation	1,361.5	1,103.7	719.9
Total compensation and benefits	2,704.9	2,376.5	1,925.9
General, administrative and other expenses	665.6	652.1	575.8
Interest	121.0	123.8	110.4
Interest and other expenses of Consolidated Funds	564.9	419.1	211.6
Other non-operating (income) expenses	(0.3)	0.2	1.0
Total expenses	4,056.1	3,571.7	2,824.7
Other income
Net investment income (loss) of Consolidated Funds	24.0	6.9	(41.5)
Income (loss) before provision for income taxes	1,393.7	(600.9)	1,572.5
Provision (benefit) for income taxes	302.6	(104.2)	287.8
Net income (loss)	1,091.1	(496.7)	1,284.7
Net income attributable to non-controlling interests in consolidated entities	70.7	111.7	59.7
Net income (loss) attributable to The Carlyle Group Inc.	$1,020.4	$(608.4)	$1,225.0
Net income (loss) attributable to The Carlyle Group Inc. per common share (see Note 12)
Basic	$2.85	$(1.68)	$3.39
Diluted	$2.77	$(1.68)	$3.35
Weighted-average common shares
Basic	358,584,203	361,395,823	361,278,064
Diluted	368,024,612	361,395,823	365,707,722
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$1,091.1	$(496.7)	$1,284.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of income tax (benefit) expense of $(11.8), $10.9 and $(16.0) for the years ended December 31, 2024, 2023 and 2022, respectively	(39.8)	41.7	(107.8)
Defined benefit plans, net
Unrealized net income (loss) for the period, net of income tax (benefit) expense of $0.9, $(1.3) and $4.6 for the years ended December 31, 2024, 2023 and 2022, respectively	2.8	(3.9)	14.5
Less: reclassification adjustment for unrecognized (gain) loss during the period included in base compensation expense, net of income tax (benefit) expense of $(0.1), $(0.1) and $0.3 for the years ended December 31, 2024, 2023 and 2022, respectively	(0.2)	(0.3)	1.0
Other comprehensive income (loss)	(37.2)	37.5	(92.3)
Comprehensive income (loss)	1,053.9	(459.2)	1,192.4
Comprehensive income attributable to non-controlling interests in consolidated entities	66.0	124.3	42.1
Comprehensive income (loss) attributable to The Carlyle Group Inc.	$987.9	$(583.5)	$1,150.3
See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Changes in Equity
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2021	355.4	$3.6	$2,717.6	$2,805.3	$(247.5)	$427.2	$5,706.2
Shares repurchased	(5.0)	—	—	(185.6)	—	—	(185.6)
Equity-based compensation	—	—	162.5	—	—	—	162.5
Net shares issued for equity-based awards	6.2	—	—	—	—	—	—
Shares issued for performance allocations	0.9	—	38.9	—	—	—	38.9
Shares issued related to the acquisition of CBAM	4.2	—	194.5	—	—	—	194.5
Shares issued related to the acquisition of Abingworth	0.6	—	25.0	—	—	—	25.0
Contributions	—	—	—	—	—	391.2	391.2
Dividends and distributions	—	—	—	(443.6)	—	(216.8)	(660.4)
Net income	—	—	—	1,225.0	—	59.7	1,284.7
Deconsolidation of a Consolidated Entity	—	—	—	—	—	(47.6)	(47.6)
Non-controlling interests related to the acquisition of Abingworth	—	—	—	—	—	4.2	4.2
Currency translation adjustments	—	—	—	—	(90.2)	(17.6)	(107.8)
Defined benefit plans, net	—	—	—	—	15.5	—	15.5
Balance at December 31, 2022	362.3	$3.6	$3,138.5	$3,401.1	$(322.2)	$600.3	$6,821.3
Shares repurchased	(6.5)	—	—	(203.5)	—	—	(203.5)
Equity-based compensation	—	—	255.1	—	—	—	255.1
Net shares issued for equity-based awards	5.5	—	—	—	—	—	—
Dividend-equivalent rights on certain equity- based awards	—	—	9.4	(9.4)	—	—	—
Contributions	—	—	—	—	—	177.0	177.0
Dividends and distributions	—	—	—	(497.7)	—	(139.7)	(637.4)
Net income	—	—	—	(608.4)	—	111.7	(496.7)
Deconsolidation of Consolidated Entities	—	—	—	—	—	(168.8)	(168.8)
Currency translation adjustments	—	—	—	—	29.1	12.6	41.7
Defined benefit plans, net	—	—	—	—	(4.2)	—	(4.2)
Balance at December 31, 2023	361.3	$3.6	$3,403.0	$2,082.1	$(297.3)	$593.1	$5,784.5
Shares repurchased	(9.0)	(0.1)	—	(395.6)	—	—	(395.7)
Equity-based compensation	—	0.1	476.1	—	—	—	476.2
Net shares issued for equity-based awards	4.9	—	—	(159.0)	—	—	(159.0)
Dividend-equivalent rights on certain equity- based awards	—	—	13.2	(13.2)	—	—	—
Contributions	—	—	—	—	—	319.5	319.5
Dividends and distributions	—	—	—	(503.0)	—	(178.4)	(681.4)
Net income	—	—	—	1,020.4	—	70.7	1,091.1
Change in ownership of a Consolidated Entity	—	—	—	9.1	—	(9.1)	—
Deconsolidation of Consolidated Entities	—	—	—	—	—	(50.4)	(50.4)
Currency translation adjustments	—	—	—	—	(35.1)	(4.7)	(39.8)
Defined benefit plans, net	—	—	—	—	2.6	—	2.6
Balance at December 31, 2024	357.2	$3.6	$3,892.3	$2,040.8	$(329.8)	$740.7	$6,347.6
See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$1,091.1	$(496.7)	$1,284.7
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	184.1	180.6	147.4
Equity-based compensation	467.9	249.1	154.0
Non-cash performance allocations and incentive fees, net	(359.3)	1,572.8	393.6
Non-cash principal investment (income) loss	(209.6)	(123.9)	(553.4)
Other non-cash amounts	1.8	23.8	(10.3)
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(96.4)	(246.9)	408.1
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	72.4	240.0	(366.6)
Purchases of investments by Consolidated Funds	(7,447.9)	(3,084.7)	(3,826.2)
Proceeds from sales and settlements of investments by Consolidated Funds	5,493.2	2,348.8	2,860.4
Non-cash interest income, net	(20.8)	(27.2)	(12.1)
Change in cash and cash equivalents held at Consolidated Funds	(526.3)	(171.8)	(61.0)
Change in other receivables held at Consolidated Funds	(99.5)	(30.1)	19.3
Change in other liabilities held at Consolidated Funds	508.0	97.1	(336.8)
Other non-cash amounts of Consolidated Funds	—	—	0.1
Purchases of investments	(385.9)	(301.2)	(629.9)
Proceeds from the sale of investments	498.0	472.2	474.9
Payments of contingent consideration	(4.1)	(68.6)	(5.7)
Changes in deferred taxes, net	91.2	(368.7)	(73.2)
Change in due from affiliates and other receivables	(27.6)	(33.4)	(82.5)
Change in deposits and other	8.5	6.3	(11.8)
Change in accounts payable, accrued expenses and other liabilities	58.8	(33.2)	(14.3)
Change in accrued compensation and benefits	(37.1)	10.6	(135.4)
Change in due to affiliates	(11.7)	(14.5)	1.7
Change in lease right-of-use assets and lease liabilities	(8.1)	(10.8)	(8.8)
Change in deferred revenue	(0.2)	15.3	4.5
Net cash provided by (used in) operating activities	(759.5)	204.9	(379.3)
Cash flows from investing activities
Purchases of corporate treasury investments	(5.0)	(187.3)	(69.6)
Proceeds from corporate treasury investments	5.1	210.3	50.0
Purchases of fixed assets, net	(77.7)	(66.6)	(40.6)
Purchase of Abingworth, net of cash acquired	—	—	(150.2)
Purchase of CBAM intangibles and investments	—	—	(618.4)
Net cash used in investing activities	(77.6)	(43.6)	(828.8)

The Carlyle Group Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities
Borrowings under credit facilities	10.4	—	—
Repayments under credit facilities	(10.4)	—	—
Proceeds from CLO borrowings, net of financing costs	0.7	12.0	73.2
Payments on CLO borrowings	(120.5)	(17.2)	(16.7)
Net borrowings on loans payable of Consolidated Funds	1,825.0	700.6	624.2
Dividends to common stockholders	(503.0)	(497.7)	(443.6)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)	(68.8)
Contributions from non-controlling interest holders	319.5	177.0	391.2
Distributions to non-controlling interest holders	(178.4)	(139.7)	(216.8)
Common shares issued for performance allocations	—	—	38.9
Common shares repurchased and net share settlement of equity awards	(554.6)	(203.5)	(185.6)
Change in due to/from affiliates financing activities	(37.1)	(62.3)	(81.2)
Net cash provided by (used in) financing activities	682.8	(99.6)	114.8
Effect of foreign exchange rate changes	(21.3)	18.9	(20.3)
Increase (decrease) in cash, cash equivalents and restricted cash	(175.6)	80.6	(1,113.6)
Cash, cash equivalents and restricted cash, beginning of period	1,442.1	1,361.5	2,475.1
Cash, cash equivalents and restricted cash, end of period	$1,266.5	$1,442.1	$1,361.5
Supplemental cash disclosures
Cash paid for interest	$93.6	$91.8	$91.5
Cash paid for income taxes	$218.8	$250.1	$402.1
Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM and Abingworth	$—	$—	$219.5
Net asset impact of deconsolidation of Consolidated Funds	$(131.2)	$(110.4)	$(47.7)
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,266.0	$1,440.3	$1,360.7
Restricted cash	0.5	1.8	0.8
Total cash, cash equivalents and restricted cash, end of period	$1,266.5	$1,442.1	$1,361.5
Cash and cash equivalents held at Consolidated Funds	$830.4	$346.0	$209.0
See accompanying notes.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
1. Organization
Carlyle is one of the world’s largest global investment firms that deploys private capital across its business and conducts its operations through three reportable segments: Global Private Equity, Global Credit, and Global Investment
Solutions (see Note 15, Segment Reporting). In the Global Private Equity segment, Carlyle advises buyout, growth, real estate, infrastructure, and natural resources funds. The primary areas of focus for the Global Credit segment are insurance solutions, liquid credit, private credit, and capital markets. The Global Investment Solutions segment provides investment opportunities and resources for investors and clients through secondary purchases and financing of existing portfolios, managed co-
investment programs, and primary fund investments. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities, and certain CLOs managed by the Company
(collectively, the “Consolidated Funds”) have been consolidated in the accompanying financial statements. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and generally has no effect on the net income attributable to the Company. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the accompanying consolidated financial statements. All of the investments held and notes issued by the Consolidated Funds are presented at their estimated fair values in the Company’s consolidated balance sheets. Interest and other income of the Consolidated Funds, interest expense and other expenses of the
Consolidated Funds, and net investment income (losses) of Consolidated Funds are included in the Company’s consolidated statements of operations.
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
or the right to receive benefits from the entity that could potentially be significant to the VIE. In evaluating whether the
Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company.
As of December 31, 2024, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $8.9 billion and $7.7 billion, respectively. As of December 31, 2023, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $7.8 billion and $6.9 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees and contingent incentive fees have been eliminated as intercompany transactions. As of December 31, 2024, the Company held $236.2 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include certain investment funds in the Global Private Equity segment that are accounted for as consolidated VIEs due to the
Company providing financing to bridge investment purchases. As of December 31, 2024, the Company held $422.2 million of notes receivable and investments related to these investment funds which represents its maximum risk of loss. The Company’s
Consolidated Funds also include certain funds in the Global Credit and Global Investment Solutions segments that are accounted for as consolidated VIEs due to the Company having a significant indirect interest in these funds via the Company’s investment in Fortitude (see Note 4, Investments).
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

	As of December 31,
	2024	2023
	(Dollars in millions)
Investments	$942.6	$1,118.4
Accrued performance allocations	580.8	492.3
Management fee receivables	62.4	65.1
Total	$1,585.8	$1,675.8
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of
December 31, 2024 and 2023.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Management’s estimates are based on historical experiences and other factors, including expectations of future events that

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from
0.4% to 0.5% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are generally due quarterly in arrears based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The Company will receive management fees for the CLOs, generally five to ten years after issuance, including after the CLO redemption date until all eligible assets are disposed of or at such time the collateral manager waives fees at its discretion. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 1.0% of capital under management to 1.5% of gross assets, excluding cash and cash equivalents. Management fees for CTAC are due monthly in arrears at the annual rate of 1.0% of the month-end value of the CTAC’s net assets. Carlyle Aviation Partners’ funds have varying management fee arrangements depending on the strategy of the particular fund. Under the strategic advisory services agreement with Fortitude, the Company earns a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed upon range based on Fortitude’s overall profitability and is due quarterly in arrears. Management fees for certain of our perpetual capital strategies and separately managed accounts in Global Credit have annual rates that generally range from 0.10% to 0.75%, which are charged based on invested capital or the fair value of the underlying assets, though management fee arrangements vary depending on the strategy of the particular account.
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
Management fees for the Global Investment Solutions carry fund vehicles are generally due quarterly in advance and recognized over the related quarter. The investment advisers to the CAPM funds are entitled to receive a monthly management fee equal to 1.25% on an annualized basis of the fund’s net asset value as of the last day of the month
The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. The Company is generally required to offset its fund management fees earned from the funds that have invested in the portfolio companies to which the service has been provided by a percentage of the transaction and advisory fees allocable to those funds. This amount is referred to as the “rebate offset,” and is generally 100%.
Transaction and advisory fees allocable to funds that do not pay fund management fees do not have a rebate offset. The
Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global
Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of
$152.5 million, $68.6 million and $106.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, net of rebate offsets as defined in the respective fund limited partnership agreements.
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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
Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of both December 31, 2024 and 2023, the
Company accrued $44.0 million for giveback obligations.
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying consolidated statements of operations. Interest income of the Consolidated Funds was $577.6 million, $512.4 million and
$282.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in interest and other income of Consolidated Funds in the accompanying consolidated statements of operations.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees and certain other interests earned is due to employees and advisors of the Company. These amounts are accounted for as profit sharing interests in compensation expense in a systematic and rational manner in conjunction with the

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. The liability is measured assuming the hypothetical liquidation of the associated funds’ underlying investments as of the measurement date. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As any vesting requirement is accelerated upon realization, the service period is not considered substantive when recording the liability based on the hypothetical liquidation value. Effective December 31, 2023, the Company updated its compensation and incentives program, resulting in a higher proportion of its performance allocations revenue being used to compensate its personnel; accordingly, Performance allocations and incentive fee related compensation during the year ended December 31, 2024 will not meaningfully compare to the year ended December 31, 2023. As of December 31, 2024 and 2023, the Company had recorded a liability of $4.8 billion and $4.3 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying consolidated balance sheets.
Income Taxes
The Carlyle Group Inc. is a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal, state, and local corporate income taxes. Tax positions taken by the Company are subject to periodic audit by U.S. federal, state, local, and foreign taxing authorities.
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
Investments in Operating Companies and Real Assets – The fair values of private investments in operating companies and real assets are generally determined by reference to the income approach (including the discounted cash flow method and the income capitalization method) and the market approach (including the comparable publicly traded company method and the comparable transaction method). Valuations under these approaches are typically derived by reference to investment-specific inputs (such as projected cash flows, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and net operating income) combined with market-based inputs (such as discount rates,
EBITDA multiples and capitalization rates). In many cases, the investment-specific inputs are unaudited at the time received. Management may also adjust the market-based inputs to account for differences between the subject investment and the companies, assets or investments used to derive the market-based inputs. Adjustments to observable valuation measures are frequently made upon the initial investment to calibrate the initial investment valuation to industry observable inputs. Such adjustments are made to align the investment to observable industry inputs for differences in size, profitability, projected growth rates, geography, capital structure, and other factors as applicable. The adjustments are then reviewed with each subsequent valuation to assess how the investment has evolved relative to the observable inputs. Additionally, the investment may be subject to certain specific risks and/or development milestones which are also taken into account in the valuation assessment. Option pricing models and similar tools may also be considered but do not currently drive a significant portion of operating company or real asset valuations and are used primarily to value warrants, derivatives, certain restrictions and other atypical investment instruments.
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
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies and templates prepared by the Company’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Company’s chief accounting officer. The valuation group is responsible for maintaining the Company’s valuation policy and related guidance, templates and systems that are designed to be consistent with the guidance found in ASC 820. These valuations, inputs and preliminary conclusions are

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
reviewed by the fund management teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which include the respective fund head(s), segment head, chief financial officer and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which includes the Company’s Chief Executive
Officer, Chief Risk Officer, Chief Financial Officer, Chief Accounting Officer, and the business segment heads, and observed by the Chief Compliance Officer, the Chief Audit Executive, the Company’s Audit Committee and others. Additionally, each quarter a sample of valuations are reviewed by external valuation firms. Valuations of the funds’ investments are used in the calculation of accrued performance allocations, or “carried interest.”
Investments, at Fair Value
Investments include (i) the Company’s ownership interests (typically general partner interests) in the Funds, including the Company’s investment in Fortitude held through Carlyle FRL (which are accounted for as equity method investments), (ii)
the Company’s investment in NGP (which is accounted for as an equity method investment), (iii) the investments held by the
Consolidated Funds (which are presented at fair value in the Company’s consolidated financial statements), and (iv) certain credit-oriented investments, including investments in the CLOs and the preferred securities of Carlyle Secured Lending, Inc.
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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase
(“Repurchase Agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. As of December 31, 2024, $240.4 million of securities were transferred to counterparties under repurchase agreements and are included within investments in the consolidated balance sheets. Cash received under repurchase agreements is recognized as a liability within debt obligations in the consolidated balance sheets. See
Note 6, Borrowings, for additional information.
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
Leases
The Company accounts for its leases in accordance with ASC 842, Leases, and recognizes a lease liability and right-
of-use (“ROU”) asset in the consolidated balance sheet for contracts that it determines are leases or contain a lease. The
Company’s leases primarily consist of operating leases for office space in various countries around the world. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company does not separate non-
lease components from lease components for its office space and equipment operating leases and instead accounts for each separate lease component and its associated non-lease component as a single lease component. ROU assets represent the
Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease ROU assets include initial direct costs incurred by the
Company and are presented net of deferred rent and lease incentives. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
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
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) comprised foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024	2023
	(Dollars in millions)
Currency translation adjustments	$(327.9)	$(292.8)
Unrealized losses on defined benefit plans	(1.9)	(4.5)
Total	$(329.8)	$(297.3)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains (losses)
resulting from transactions outside of the functional currency of an entity of $2.5 million, $(13.6) million and $25.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, are included in general, administrative and other expenses in the consolidated statements of operations.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the
Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting–Improvements to Reportable Segment
Disclosures, which requires, among other things, disclosure of significant segment expense categories and amounts for each reportable segment on an interim and annual basis. The guidance is effective for fiscal years beginning after December 15,
2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance effective for the fiscal year ended December 31, 2024. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
Upon adoption, which will be effective for our annual period beginning on January 1, 2025, the Company does not expect the impact of this guidance to be material to its consolidated financial statements.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
3. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy levels as disclosed in Note 2, Summary of Significant Accounting Policies, as of December 31, 2024:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds(1):
Equity securities(2)	$—	$—	$572.0	$572.0
Bonds	—	—	465.1	465.1
Loans	—	—	6,431.4	6,431.4
Other	—	1.3	—	1.3
	—	1.3	7,468.5	7,469.8
Investments in CLOs and other:
Investments in CLOs	—	—	378.9	378.9
Other investments(3)	40.4	21.5	85.1	147.0
	40.4	21.5	464.0	525.9
Subtotal	$40.4	$22.8	$7,932.5	$7,995.7
Investments measured at net asset value				320.7
Total				$8,316.4
Liabilities
Loans payable of Consolidated Funds(4)(5)	$—	$—	$6,809.1	$6,809.1
Foreign currency forward contracts	—	0.6	—	0.6
Total	$—	$0.6	$6,809.1	$6,809.7
(1)This balance excludes $312.6 million of Investments of Consolidated Funds that are included in Investments measured at net asset value, which relate to certain consolidated investment fund of funds in the Company’s Global Investment Solutions segment.
(2)This balance includes $441.9 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs as of December 31, 2024.
(3)The Level III balance excludes $55.4 million related to three corporate investments in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to
ASC 321, Investments–Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(4)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interest held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(5)Loans payable of Consolidated Funds balance excludes a $55.1 million revolving credit balance.

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
(5) Loans payable of Consolidated Funds balance excludes a $177.9 million revolving credit balance and $10.0 million of senior notes and subordinated notes, which are not measured at fair value.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Year Ended December 31, 2024
	Investments of Consolidated Funds			Investments in CLOs		Total
	Equity securities	Bonds	Loans		Other investments
Balance, beginning of period	$377.6	$522.5	$5,862.1	$532.6	$84.6	$7,379.4
Deconsolidation of funds(1)	—	(34.1)	(1,219.5)	2.3	—	(1,251.3)
Purchases	199.5	335.3	6,867.6	4.0	36.5	7,442.9
Sales and distributions	(11.7)	(343.4)	(3,090.3)	(184.4)	(10.0)	(3,639.8)
Settlements	—	(1.6)	(1,882.8)	—	—	(1,884.4)
Realized and unrealized gains (losses), net
Included in earnings	6.6	15.1	78.2	29.9	(26.0)	103.8
Included in other comprehensive income	—	(28.7)	(183.9)	(5.5)	—	(218.1)
Balance, end of period	$572.0	$465.1	$6,431.4	$378.9	$85.1	$7,932.5
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$3.5	$7.9	$33.4	$29.0	$(29.0)	$44.8
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(15.8)	$(115.7)	$(6.2)	$—	$(137.7)

	Financial Assets Year Ended December 31, 2023
	Investments of Consolidated Funds			Investments in CLOs		Total
	Equity securities	Bonds	Loans		Other investments
Balance, beginning of period	$430.6	$594.9	$5,352.9	$526.1	$79.4	$6,983.9
Deconsolidation of funds(2)	(20.0)	—	(429.5)	—	—	(449.5)
Purchases	85.8	168.9	2,549.5	2.0	—	2,806.2
Sales and distributions	(104.5)	(269.0)	(1,151.2)	(58.0)	(3.5)	(1,586.2)
Settlements	—	(8.2)	(740.4)	—	—	(748.6)
Realized and unrealized gains (losses), net
Included in earnings	(14.4)	21.0	182.7	43.4	8.7	241.4
Included in other comprehensive income	0.1	14.9	98.1	19.1	—	132.2
Balance, end of period	$377.6	$522.5	$5,862.1	$532.6	$84.6	$7,379.4
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(15.7)	$13.8	$131.5	$43.3	$5.2	$178.1
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$0.1	$12.4	$93.4	$19.1	$—	$125.0

(1) As a result of the deconsolidation of four funds during the year ended December 31, 2024.
(2) As a result of the deconsolidation of three funds during the year ended December 31, 2023.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Year Ended December 31,
	2024	2023
Balance, beginning of period	$6,298.6	$5,491.6
Deconsolidation of funds(1)	(1,269.3)	—
Borrowings	7,006.0	903.0
Paydowns	(2,101.8)	(159.6)
Sales	(2,986.7)	(290.8)
Realized and unrealized (gains) losses, net
Included in earnings	72.0	239.7
Included in other comprehensive income	(209.7)	114.7
Balance, end of period	$6,809.1	$6,298.6
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$86.4	$250.1
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(254.2)	$112.4
(1) As a result of the deconsolidation of four funds during the year ended December 31, 2024.
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The following table summarizes quantitative information about the Company’s Level III inputs as of December 31,
2024:

	Fair Value at			Range (Weighted Average)	Impact to Valuation from Increase in Input
(Dollars in millions)	December 31, 2024	Valuation Technique(s)	Unobservable Input(s)
Assets
Investments of Consolidated Funds:
Equity securities	$3.9	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 112.17 (0.01)	Higher
	485.0	Discounted Cash Flow	Discount Rates	10% - 13% (11%)	Lower
			Terminal Growth Rate	3% - 7% (6%)	Higher
		Comparable Multiple	EBITDA Multiple	7.7x - 23.2x (12.8x)	Higher
			TCF Multiple	26.0x - 26.0x (26.0x)	Higher
	38.2	Discounted Cash Flow	Discount Rates	14% - 34% (18%)	Lower
			Constant Prepayment Rate	6% - 16% (11%)	Lower
			Constant Default Rate	1% - 4% (2%)	Lower
			Recovery Rate	0% - 40% (17%)	Higher
	44.9	Other(1)	N/A	N/A	N/A

Bonds	465.1	Consensus Pricing	Indicative Quotes (% of Par)	30 - 103 (93)	Higher
Loans	6,408.2	Consensus Pricing	Indicative Quotes (% of Par)	0 - 105 (97)	Higher
	10.2	Discounted Cash Flow	Discount Rates	9% - 19% (18%)	Lower
	6.4	Discounted Cash Flow	Discount Rates	16% - 16% (16%)	Lower
			Constant Prepayment Rate	8% - 14% (11%)	Lower
			Constant Default Rate	1% - 1% (1%)	Lower
			Recovery Rate	0% - 0% (0%)	Higher
	6.6	Other(1)	N/A	N/A	N/A
7,468.5
Investments in CLOs
Senior secured notes	321.8	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	80 - 101 (99)	Higher
			Discount Margins (Basis Points)	113 - 1,535 (214)	Lower
			Default Rates	2% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Subordinated notes and preferred shares	57.1	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	1 - 103 (38)	Higher
			Discount Rate	4% - 35% (16%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Other investments:
BDC preferred shares	53.4	Other(2)	Net Asset Value per Share	16.80 - 16.80 (16.80)	Lower
Aviation subordinated notes	2.9	Discounted Cash Flow	Discount Rates	21% - 21% (21%)	Lower
Loans	28.8	Consensus Pricing	Indicative Quotes (% of Par)	99 - 99 (99)	Higher
Total	$7,932.5
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$6,598.8	Other(3)	N/A	N/A	N/A
Subordinated notes and preferred shares	210.3	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	11 - 87 (34)	Higher
			Discount Rates	2% - 35% (15%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Total	$6,809.1
(1)Fair value approximates transaction price that was in close proximity to the reporting date.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
(2)The valuation technique for the investment in BDC preferred shares changed during the fiscal year ended December 31, 2024 due to a proposed merger between CSL and another Carlyle-advised BDC (see Note 9, Related Party Transactions, for more information).
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

	Fair Value at			Range (Weighted Average)	Impact to Valuation from Increase in Input
(Dollars in millions)	December 31, 2023	Valuation Technique(s)	Unobservable Input(s)
Assets
Investments of Consolidated Funds:
Equity securities	$3.3	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 208.38 (0.11)	Higher
	366.5	Discounted Cash Flow	Discount Rates	10% - 11% (10%)	Lower
			Terminal Growth Rate	0% - 7% (5%)	Higher
		Comparable Multiple	EBITDA Multiple	12.7x - 12.7x (12.7x)	Higher
			TCF Multiple	24.3x - 24.3x (24.3x)	Higher
	7.8	Other(1)	N/A	N/A	N/A

Bonds	522.5	Consensus Pricing	Indicative Quotes (% of Par)	30 - 105 (90)	Higher
Loans	5,829.3	Consensus Pricing	Indicative Quotes (% of Par)	0 - 102 (95)	Higher
	11.0	Discounted Cash Flow	Discount Rates	7% - 16% (15%)	Lower
	9.4	Discounted Cash Flow	Discount Rates	17% - 17% (17%)	Lower
			Constant Prepayment Rate	8% - 8% (8%)	Lower
			Constant Default Rate	1% - 1% (1%)	Lower
			Recovery Rate	0% - 0% (0%)	Higher
Other	12.4	Other(1)	N/A	N/A	N/A
	6,762.2
Investments in CLOs
Senior secured notes	472.2	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	72 - 101 (96)	Higher
			Discount Margins (Basis Points)	139 - 1,600 (319)	Lower
			Default Rates	2% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Subordinated notes and preferred shares	59.4	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	6 - 90 (40)	Higher
			Discount Rate	11% - 40% (21%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
	1.0	Other(1)	N/A	N/A	N/A
Other investments:
BDC preferred shares	81.7	Market Yield Analysis	Market Yields	11% - 11% (11%)	Lower
Aviation subordinated notes	2.9	Discounted Cash Flow	Discount Rates	21% - 21% (21%)	Lower
Total	$7,379.4
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$6,090.1	Other(2)	N/A	N/A	N/A
Subordinated notes and preferred shares	190.0	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	16 - 103 (41)	Higher
			Discount Rates	14% - 30% (21%)	Lower
			Default Rates	2% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
	18.5	Other(1)	N/A	N/A	N/A
Total	$6,298.6
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
4. Investments
Investments consist of the following:

	As of December 31,
	2024	2023
	(Dollars in millions)
Accrued performance allocations	$7,053.5	$6,169.9
Principal equity method investments, excluding performance allocations	3,292.3	3,024.1
Principal investments in CLOs	378.9	532.6
Other investments	212.0	228.7
Total	$10,936.7	$9,955.3
Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of December 31,
	2024	2023
	(Dollars in millions)
Global Private Equity	$4,910.2	$4,310.7
Global Credit	527.1	323.4
Global Investment Solutions	1,616.2	1,535.8
Total	$7,053.5	$6,169.9
Approximately 20% of accrued performance allocations at December 31, 2024 was related to Carlyle Partners VII,
L.P., one of the Company’s Global Private Equity funds.
None of the Company’s accrued performance allocations from an individual fund exceeded 10% of total accrued performance allocations at December 31, 2023.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee related compensation (see Note 7, Accrued Compensation and Benefits), and accrued giveback obligations, which are separately presented in the consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of December 31,
	2024	2023
	(Dollars in millions)
Global Private Equity	$(18.5)	$(18.4)
Global Credit	(25.5)	(25.6)
Total	$(44.0)	$(44.0)

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
Principal Equity-Method Investments, Excluding Performance Allocations
The Company’s principal equity method investments (excluding performance allocations) include its fund investments in Global Private Equity, Global Credit, and Global Investment Solutions typically as general partner interests, and its investments in Fortitude through a Carlyle-affiliated fund (included within Global Credit) and NGP (included within Global
Private Equity), which are not consolidated. Principal investments are related to the following segments:

	As of December 31,
	2024	2023
	(Dollars in millions)
Global Private Equity(1)	$1,818.0	$1,798.3
Global Credit(2)	1,157.0	987.4
Global Investment Solutions	317.3	238.4
Total	$3,292.3	$3,024.1
(1) The balance includes $912.0 million and $916.2 million as of December 31, 2024 and 2023, respectively, related to the Company’s equity method investments in NGP.
(2) The balance includes $723.5 million and $595.4 million as of December 31, 2024 and 2023, respectively, related to the Company’s investment in Fortitude.
The summarized financial information of the Company’s equity method investees from the date of initial investment is as follows (Dollars in millions):

	Global Private Equity			Global Credit			Global Investment Solutions			Aggregate Totals
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Statement of operations information
Investment income	$1,986.9	$2,652.7	$3,129.1	$3,639.1	$3,497.5	$1,803.9	$275.3	$74.8	$115.2	$5,901.3	$6,225.0	$5,048.2
Expenses	2,644.6	2,320.4	2,151.6	1,111.8	1,019.5	591.8	2,123.9	1,238.5	1,139.2	5,880.3	4,578.4	3,882.6
Net investment income (loss)	(657.7)	332.3	977.5	2,527.3	2,478.0	1,212.1	(1,848.6)	(1,163.7)	(1,024.0)	21.0	1,646.6	1,165.6
Net realized and unrealized gain (loss)	7,911.2	2,980.0	10,643.7	575.8	224.7	(1.9)	4,891.9	4,159.4	2,876.1	13,378.9	7,364.1	13,517.9
Net income (loss)	$7,253.4	$3,312.3	$11,621.2	$3,103.1	$2,702.7	$1,210.2	$3,043.3	$2,995.7	$1,852.1	$13,399.9	$9,010.7	$14,683.5

	Global Private Equity		Global Credit		Global Investment Solutions		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Balance sheet information
Investments	$123,663.3	$102,536.5	$32,367.7	$26,814.0	$62,935.0	$40,170.7	$218,966.0	$169,521.2
Total assets	$127,257.1	$106,116.6	$33,970.1	$32,803.3	$63,678.5	$40,156.2	$224,905.7	$179,076.1
Debt	$11,560.9	$8,355.4	$6,625.5	$6,601.0	$2,929.2	$2,305.2	$21,115.6	$17,261.6
Other liabilities	$1,399.3	$1,329.3	$682.0	$777.7	$4,048.8	$2,149.7	$6,130.1	$4,256.7
Total liabilities	$12,960.2	$9,684.7	$7,307.5	$7,378.7	$6,978.1	$4,454.9	$27,245.8	$21,518.3
Partners’ capital	$114,296.9	$96,431.9	$26,662.6	$25,424.6	$56,700.4	$35,701.3	$197,659.9	$157,557.8
Investment in Fortitude
On November 13, 2018, the Company acquired a 19.9% interest in Fortitude Group Holdings, LLC (“Fortitude
Holdings”), a wholly owned subsidiary of American International Group, Inc. (“AIG”). Fortitude Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“Fortitude Re”). The
Company paid $381 million in cash at closing and paid $95 million in additional deferred consideration in 2024. In May 2020, the initial purchase price was adjusted upward by $99.5 million in accordance with the purchase agreement as Fortitude
Holdings chose not to distribute a planned non-pro rata dividend to AIG, of which the Company paid $79.6 million in May
2020. The remaining $19.9 million was paid in 2024.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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
In November 2024, Fortitude declared and paid a $200.0 million dividend, of which Carlyle FRL’s share was
$76.9 million. The Company received a distribution from Carlyle FRL of $21.0 million related to this dividend, of which
$7.9 million was recognized as realized principal investment income, and the balance as return of capital. As of December 31,
2024, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude at fair value, was $723.5 million, relative to equity invested of $666.8 million.
The Company has an asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of December 31, 2024, Fortitude, its affiliates and certain Fortitude reinsurance counterparties have committed approximately $19.4 billion of capital to-date to various Carlyle strategies. On April 1, 2022, the Company entered into a strategic advisory services agreement with certain subsidiaries of Fortitude through Carlyle Insurance Solutions Management L.L.C.(“CISM”), an investment adviser. Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Third-party investors who participated in the March 2022 capital raise also made a minority investment in CISM, which is reflected as non-controlling interest in consolidated entities in the consolidated financial statements.
Investment in NGP
The Company has equity interests in NGP Management Company, L.L.C. (“NGP Management”), the general partners of certain carry funds advised by NGP, and principal investments in certain NGP funds as described below. The Company does not control NGP and accounts for its investments in NGP under the equity method of accounting, and includes these investments in the Global Private Equity segment. The Company’s investments in NGP as of December 31, 2024 and 2023 are as follows:

	As of December 31,
	2024	2023
	(Dollars in millions)
Investment in NGP Management	$369.2	$370.5
Investments in NGP general partners - accrued performance allocations	489.4	484.4
Principal investments in NGP funds	53.4	61.3
Total investments in NGP	$912.0	$916.2
Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee related revenues of NGP Management, which serves as the investment advisor to the NGP Energy Funds. Management fees are generally calculated as 1.0% to 2.0% of the limited

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
partners’ commitments during the fund’s investment period, and 0.5% to 2.0% based on the lower of cost or fair market value of invested capital following the expiration or termination of the investment period. Management fee related revenues from
NGP Management are primarily driven by NGP XI, NGP XII, and NGP XIII during the years ended December 31, 2024, 2023 and 2022.
The Company records investment income (loss) for its equity income allocation from NGP management fee related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the investment, and the amortization of the basis differences related to the definite-lived identifiable intangible assets of NGP Management. The net investment income (loss) recognized in the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Management fee related revenues from NGP Management	$76.2	$78.6	$71.0
Expenses related to the investment in NGP Management	(13.1)	(13.8)	(11.5)
Amortization of basis differences from the investment in NGP Management	—	—	(1.4)
Net investment income from NGP Management	$63.1	$64.8	$58.1
The difference between the Company’s remaining carrying value of its investment and its share of the underlying net assets of the investee was amortized over a period of 10 years from the initial investment date and was fully amortized as of
December 31, 2022. The Company assesses the remaining carrying value of its equity method investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees, changes to the Company’s economic arrangement with NGP, and NGP’s ability to raise new funds.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the
NGP Carry Funds entitle it to 47.5% (40.0% or 42.75% in the case of certain funds) of the performance allocations received by certain current and future NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its consolidated statements of operations. The Company recognized net investment earnings (losses) related to these performance allocations in its consolidated statements of operations of $35.5 million, $65.5 million and $560.7 million for years ended December 31, 2024, 2023 and 2022, respectively.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The
Company recognized net investment earnings (losses) related to principal investment income (loss) in its consolidated statements of operations of $5.0 million, $8.0 million and $44.5 million for the years ended December 31, 2024, 2023 and
2022, respectively.
Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of December 31, 2024 and 2023 were $378.9 million and $532.6 million, respectively, and consisted of investments in CLO senior and subordinated notes. A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 6, Borrowings). As of December 31, 2024 and December 31,
2023, other investments include the Company’s investment in the BDC Preferred Shares at fair value of $53.4 million and
$81.7 million, respectively (see Note 9, Related Party Transactions).

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Performance allocations
Realized	$1,047.5	$867.0	$2,048.8
Unrealized	968.2	(955.6)	(721.3)
	2,015.7	(88.6)	1,327.5
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	184.5	231.7	73.1
Unrealized	52.0	(115.1)	546.4
	236.5	116.6	619.5
Principal investment income (loss) from investments in CLOs and other investments
Realized	3.8	(1.1)	5.0
Unrealized(1)	(1.6)	17.9	(54.0)
	2.2	16.8	(49.0)
Total	$2,254.4	$44.8	$1,898.0
(1)  The year ended December 31, 2024 includes the reversal of $45.5 million of previously recorded unrealized investment income on the BDC Preferred
Shares (see Note 9, Related Party Transactions for more information). The years ended December 31, 2024 and December 31, 2023 include investment gain (loss) of $5.3 million and  $(13.3) million, respectively, associated with the remeasurement of corporate investments, resulting from observable price changes pursuant to ASC 321, Investments–Equity Securities.
The performance allocations included in revenues are derived from the following segments:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Global Private Equity	$1,559.9	$(551.5)	$1,098.3
Global Credit	227.7	163.7	24.0
Global Investment Solutions	228.1	299.2	205.2
Total	$2,015.7	$(88.6)	$1,327.5
The following tables summarize the funds that are the primary drivers of performance allocations for the years ended
December 31, 2024, 2023, and 2022, as well as the total revenue recognized, including performance allocations as well as fund management fees and principal investment income:

Year Ended December 31, 2024
(Dollars in millions)
Global Private Equity	CP VII	$1,483.3

Year Ended December 31, 2023
(Dollars in millions)
Global Private Equity	CP VI	$(238.0)
Global Private Equity	CP VII	(391.8)

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

Year Ended December 31, 2022
(Dollars in millions)
Global Private Equity	CP VI	$(436.9)
Carlyle’s income (loss) from its principal equity method investments consists of:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Global Private Equity	$140.8	$157.6	$744.8
Global Credit	71.2	(60.0)	(134.8)
Global Investment Solutions	24.5	19.0	9.5
Total	$236.5	$116.6	$619.5
Principal investment income for Global Private Equity includes the Company’s equity income allocation from NGP performance allocations of $35.5 million, $65.5 million and $560.7 million for years ended December 31, 2024, 2023 and 2022, respectively. Principal investment loss for Global Credit for the year ended December 31, 2023 includes an investment loss of
$104.0 million on the Company’s equity method investment in Carlyle FRL related to the dilution of the Company’s indirect ownership in Fortitude from 13.5% to 10.5%. Principal investment loss for Global Credit for the year ended December 31, 2022 includes an investment loss of $176.9 million on the Company’s equity method investment in Carlyle FRL related to the dilution of the Company’s indirect ownership in Fortitude from 19.9% to 13.5%.
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the year ended December 31, 2024, the Company formed seven new CLOs for which the Company is the primary beneficiary. Investments in Consolidated Funds as of December 31, 2024 also include $441.9 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The following table presents a summary of the investments held by the Consolidated Funds. Investments held by the
Consolidated Funds do not represent the investments of all Carlyle sponsored funds.

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type/ Industry	December 31,		December 31,
Description or Investment Strategy	2024	2023	2024	2023
	(Dollars in millions)
United States
Equity securities:
Business Services	$30.0	$—	0.39%	—%
Infrastructure	361.3	366.5	4.64%	5.05%
Technology	17.3	—	0.22%	—%
Transportation	29.1	—	0.37%	—%
Other	83.2	7.8	1.07%	0.11%
Total equity securities (cost of $543.7 and $397.3 at December 31, 2024 and 2023, respectively)	520.9	374.3	6.69%	5.16%
Partnership and LLC interests:
Fund Investments	$312.7	$490.9	4.02%	6.77%
Total Partnership and LLC interests (cost of $194.8 and $389.2 at December 31, 2024 and 2023, respectively)	312.7	490.9	4.02%	6.77%
Loans:
Aerospace & Defense	$9.3	$10.1	0.12%	0.14%
Collateralized Debt Obligation	7.2	13.0	0.09%	0.18%
Environmental Industries	0.9	0.9	0.01%	0.01%
Education	11.6	14.7	0.15%	0.20%
Total loans (cost of $24.0 and $36.3 at December 31, 2024 and 2023, respectively)	29.0	38.7	0.37%	0.53%
Assets of the CLOs:
Bonds	$90.1	$80.5	1.16%	1.11%
Equity	3.8	2.0	0.05%	0.03%
Loans	3,844.6	3,100.0	49.40%	42.74%
Total assets of the CLOs (cost of $3,943.3 and $3,256.0 at December 31, 2024 and 2023, respectively)	3,938.5	3,182.5	50.61%	43.88%
Total United States	$4,801.1	$4,086.4	61.69%	56.34%

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

Europe
Equity securities:
Software	$10.6	$—	0.14%	—%
Total equity securities (cost of $10.7 and $— at December 31, 2024 and 2023, respectively)	10.6	—	0.14%	—%
Assets of the CLOs:
Bonds	$373.1	$437.9	4.79%	6.04%
Equity	0.1	1.3	0.01%	0.02%
Loans	2,479.9	2,652.6	31.87%	36.57%
Total assets of the CLOs (cost of $2,889.4 and $3,231.8 at December 31, 2024 and 2023, respectively)	2,853.1	3,091.8	36.67%	42.63%
Total Europe	$2,863.7	$3,091.8	36.81%	42.63%
Global
Equity securities:
Consumer	$28.3	$—	0.36%	—%
Hardware	9.6	—	0.12%	—%
Total equity securities (cost of $39.9 and $— at December 31, 2024 and 2023, respectively)	37.9	—	0.48%	—%
Assets of the CLOs:
Bonds	$1.9	$4.1	0.02%	0.06%
Loans	77.8	70.8	1.00%	0.97%
Total assets of the CLOs (cost of $80.7 and $77.3 at December 31, 2024 and 2023, respectively)	79.7	74.9	1.02%	1.03%
Total Global	$117.6	$74.9	1.50%	1.03%
Total investments of Consolidated Funds (cost of $7,726.5 and $7,387.9 at December 31, 2024 and 2023, respectively)	$7,782.4	$7,253.1	100.00%	100.00%
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Interest income from investments	$577.6	$512.4	$282.3
Other income	54.0	57.7	28.7
Total	$631.6	$570.1	$311.0
Net Investment Income (Loss) of Consolidated Funds
Net investment income (loss) of Consolidated Funds includes net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of Net investment income (loss) of Consolidated Funds are as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$96.4	$246.9	$(408.1)
Gains (losses) from liabilities of CLOs	(72.4)	(240.0)	366.6
Total	$24.0	$6.9	$(41.5)

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated
Funds:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Realized gains (losses)	$(60.7)	$(80.8)	$(29.6)
Net change in unrealized gains (losses)	157.1	327.7	(378.5)
Total	$96.4	$246.9	$(408.1)
5. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	(Dollars in millions)
Acquired contractual rights	$922.7	$924.1
Accumulated amortization	(392.2)	(262.0)
Finite-lived intangible assets, net	530.5	662.1
Goodwill	103.6	104.0
Intangible Assets, net	$634.1	$766.1
As of December 31, 2024, goodwill included $91.1 million related to the Company’s Global Private Equity segment in connection with the acquisition of Abingworth. The balance also included $5.5 million associated with the Company’s Global
Credit segment and $7.0 million associated with the Company’s Global Investment Solutions segment.
As discussed in Note 2, Summary of Significant Accounting Policies, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and the ability to raise new funds. During the years ended December 31, 2024 and 2023, the Company recorded no impairment losses.
During the year ended December 31, 2022, the Company recorded an impairment charge of $4.0 million on certain acquired contractual rights related to Carlyle Aviation Partners as a result of impaired income streams from aircraft under lease in
Russia.
Intangible asset amortization expense was $130.8 million, $135.0 million and $103.9 million for the years ended
December 31, 2024, 2023 and 2022, respectively, and is included in general, administrative, and other expenses in the consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the
U.S. dollar. Any corresponding currency translation is recorded in accumulated other comprehensive income (loss).
The following table summarizes the expected amortization expense for 2025 through 2029 and thereafter (Dollars in millions):

Year ending December 31,
2025	$131.0
2026	130.9
2027	120.8
2028	113.6
2029	31.7
Thereafter	2.5
$530.5

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
6. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The
Company’s debt obligations consist of the following:

	As of December 31,
	2024		2023
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$289.4	$288.0	$431.7	$426.4
3.500% Senior Notes Due 9/19/2029	425.0	422.9	425.0	422.5
5.625% Senior Notes Due 3/30/2043	600.0	600.5	600.0	600.6
5.650% Senior Notes Due 9/15/2048	350.0	346.6	350.0	346.4
4.625% Subordinated Notes Due 5/15/2061	500.0	485.5	500.0	485.1
Total debt obligations	$2,164.4	$2,143.5	$2,306.7	$2,281.0

Senior Credit Facility
As of December 31, 2024, the senior credit facility included $1.0 billion in a revolving credit facility. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. The revolving credit facility is scheduled to mature on April 29, 2027, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for
non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (at
December 31, 2024, the interest rate was 5.43%). There was no amount outstanding under the revolving credit facility as of
December 31, 2024. The Company made no borrowings under the revolving credit facility during the years ended
December 31, 2024 and 2023.
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
For the year ended December 31, 2024, under the Global Credit Revolving Credit Facility the Company made borrowings of $5.0 million and €5.0 million, which were subsequently repaid, and there was no balance outstanding as of
December 31, 2024. As of and for both the years ended December 31, 2023 and 2022, there was no balance outstanding and the
Company made no borrowings under the Global Credit Revolving Credit Facility.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding
CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding December 31, 2024	Borrowing Outstanding December 31, 2023	Maturity Date(1)	Interest Rate as of December 31, 2024
February 28, 2017	$23.5	$39.9	September 21, 2029	6.13%	(2)
June 29, 2017	—	45.6	N/A	N/A	(3)
December 6, 2017	25.5	41.1	January 15, 2031	6.41%	(4)
March 15, 2019	1.7	1.8	March 15, 2032	10.99%	(5)
August 20, 2019	3.7	4.0	August 15, 2032	7.76%	(5)
September 15, 2020	18.4	19.7	April 15, 2033	4.77%	(5)
January 8, 2021	19.2	20.6	January 15, 2034	5.68%	(5)
March 9, 2021	—	16.8	N/A	N/A	(3)
March 30, 2021	16.5	18.6	March 15, 2032	4.62%	(5)
April 21, 2021	3.3	3.6	April 15, 2033	9.03%	(5)
May 21, 2021	11.6	15.5	November 17, 2031	4.42%	(5)
June 4, 2021	19.4	20.7	January 16, 2034	5.46%	(5)
June 10, 2021	1.2	1.3	November 17, 2031	5.87%	(5)
July 15, 2021	14.5	15.5	July 15, 2034	5.48%	(5)
July 20, 2021	19.3	20.6	July 20, 2031	5.49%	(5)
August 4, 2021	15.6	16.7	August 15, 2032	4.77%	(5)
October 27, 2021	22.5	24.0	October 15, 2035	5.59%	(5)
November 5, 2021	—	14.3	N/A	N/A	(3)
January 6, 2022	19.4	20.7	February 15, 2035	5.40%	(5)
February 22, 2022	19.5	20.8	November 10, 2035	5.48%	(5)
July 13, 2022	—	17.5	N/A	N/A	(3)
October 25, 2022	—	18.1	N/A	N/A	(3)
September 5, 2023	5.1	14.3	August 28, 2031	4.73%	(5)
April 25, 2024	17.2	—	April 25, 2037	5.96%	(5)
December 19, 2024	12.3	—	January 15, 2039	5.39%	(5)
	$289.4	$431.7
(1)Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)Incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)This term loan was fully repaid during the year ended December 31, 2024.
(4)Incurs interest at SOFR plus 1.76%.
(5)Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the years ended December 31, 2024, 2023 and 2022 was $24.4 million, $24.9 million, and $10.7 million, respectively. The fair value of the outstanding balance of the CLO term loans at December 31, 2024 and 2023 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.
European CLO Financing - February 28, 2017
A subsidiary of the Company is a party to a financing agreement with several financial institutions. As of December
31, 2024, the financing agreement provided the Company with a term loan of €22.8 million ($23.5 million at December 31,

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
2024). This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European
CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (6.13% at December 31, 2024).
Master Credit Agreement - Term Loans
The Company assumed liabilities under master credit agreements previously entered into by CBAM under which a financial institution provided term loans to CBAM for the purchase of eligible interests in CLOs. Term loans issued under these master credit agreements are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans generally bear interest at SOFR plus a weighted average spread over SOFR on the CLO notes, which is due quarterly. As of December 31, 2024, term loans under these agreements had $25.5 million outstanding. The master credit agreement matures in January 2031.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a master credit facility agreement (the “Carlyle CLO Financing
Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Each transaction entered into under the Carlyle CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of
December 31, 2024, €171.1 million ($177.1 million) was outstanding under the Carlyle CLO Financing Facility. Additional borrowings may be made on terms agreed upon by the Company and the counterparty subject to the terms and conditions of the
Carlyle CLO Financing Facility.
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
The Company assumed liabilities under a master credit facility agreement previously entered into by CBAM (the
“CBAM CLO Financing Facility,” together with the Carlyle CLO Financing Facility, the “CLO Financing Facilities”) to
finance a portion of the risk retention investments in certain European CLOs managed by CBAM (see Note 3, Acquisitions, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31,
2023). The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CBAM CLO Financing Facility. Each transaction entered into under the CBAM CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of December 31, 2024, €61.2 million
($63.3 million) was outstanding under the CBAM CLO Financing Facility.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
Senior Notes
Certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

	Aggregate Principal Amount	Fair Value(1) As of December 31,		Interest Expense
				For The Years Ended December 31,
		2024	2023	2024	2023	2022
3.500% Senior Notes Due 9/19/2029(2)	$425.0	$401.2	$401.9	$15.3	$15.3	$15.3
5.625% Senior Notes Due 3/30/2043(3)	600.0	589.5	594.6	33.7	33.7	33.7
5.650% Senior Notes Due 9/15/2048(4)	350.0	338.1	336.0	19.9	19.9	19.9
				$68.9	$68.9	$68.9
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
As of December 31, 2024 and December 31, 2023, the fair value of the Subordinated Notes was $356.4 million and
$411.8 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For each of the years ended December 31, 2024, 2023 and 2022, the Company incurred $23.5 million of interest expense on the Subordinated Notes.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of December 31, 2024.
 Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the
CLOs. As of December 31, 2024 and 2023, the following borrowings were outstanding (Dollars in millions):

	As of December 31, 2024
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$6,732.8	$6,598.8	5.72%		9.18
Subordinated notes	229.9	210.3	N/A	(2)	9.15
Revolving credit facilities(1)	55.1	55.1	7.01%		4.53
Total	$7,017.8	$6,864.2

	As of December 31, 2023
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$6,171.9	$6,097.9	6.32%		8.99
Subordinated notes	173.5	210.7	N/A	(2)	9.16
Revolving credit facilities(1)	177.9	177.9	6.46%		5.05
Total	$6,523.3	$6,486.5

(1)Fair Value as of December 31, 2024 and 2023 reflects the amortized cost of outstanding revolving credit balances which approximates fair value.
(2)The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the
CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of December 31, 2024 and 2023, the fair value of the CLO assets was $7.9 billion and $6.8 billion, respectively.
7. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of December 31,
	2024	2023
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$4,819.7	$4,255.8
Accrued bonuses	335.5	498.2
Accrued pension liability	7.0	13.1
Other(1)(2)	284.4	155.1
Total	$5,446.6	$4,922.2
(1)Includes $7.1 million and $44.5 million of realized performance allocations and incentive fee related compensation not yet paid to participants as of
December 31, 2024 and 2023, respectively.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
(2)Includes $176.7 million of realized performance allocations related compensation associated with the Company’s updated compensation program (see Note
2, Summary of Significant Accounting Policies) not yet paid as of December 31, 2024.
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Realized	$753.1	$473.8	$1,026.4
Unrealized(1)	608.4	629.9	(306.5)
Total	$1,361.5	$1,103.7	$719.9
(1)  Unrealized performance allocations for the year ended December 31, 2023 included a one-time $1.1 billion charge related to the updated employee compensation program effective December 31, 2023, which increased the proportion of performance allocations revenue that will be used to compensate employees.
Certain employees of AlpInvest are covered by defined benefit pension plans sponsored by AlpInvest. No other employees of the Company are covered by defined benefit pension plans. The following table presents the plans’ benefit obligation, the fair value of plan assets, and the plans’ funded status as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	(Dollars in millions)
Benefit obligation	$(65.1)	$(71.9)
Fair value of plan assets	58.1	58.8
Accrued pension liability(1)	$(7.0)	$(13.1)
(1)Represents the funded status of plans and is included in accrued compensation and benefits in the accompanying consolidated financial statements.
For the years ended December 31, 2024, 2023 and 2022, the net periodic benefit cost recognized was $1.5 million,
$1.7 million and $4.1 million, respectively, which is included in cash-based compensation and benefits expense (for the service cost component) and other non-operating expenses (for non-service cost components) in the accompanying consolidated financial statements.
8. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments totaling $4.2 billion as of December 31,
2024, of which approximately $3.5 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of
December 31, 2024, the Company had $15.3 million in commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform, of which $4.3 million was extinguished in January and February
2025.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the
Company are the guarantors of revolving credit facilities for certain funds in the Global Investment Solutions segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the total of net asset value of the guarantor subsidiaries plus any uncalled capital of the applicable general partner. The outstanding balances are secured by

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
uncalled capital commitments from the underlying funds, and the Company believes the likelihood of any material funding under this guarantee to be remote. As of December 31, 2024, there were no outstanding balances under the credit facilities with a guarantee agreement.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $44.0 million at December 31,
2024, was shown as accrued giveback obligations in the consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at December 31, 2024. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2, Summary of Significant Accounting Policies). As of both
December 31, 2024 and 2023, the Company had $11.5 million of unbilled receivables from former and current employees and senior Carlyle professionals related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $144.8 million and
$145.4 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of December 31, 2024 and 2023, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of December 31, 2024, approximately $11.5 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $32.5 million.
If, at December 31, 2024, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be
$1.4 billion, on an after-tax basis where applicable, of which approximately $0.5 billion would be the responsibility of current and former senior Carlyle professionals.
Leases
The Company’s leases primarily consist of operating leases for office space in various countries around the world, including its largest offices in Washington, D.C., New York City, London and Hong Kong. These leases have remaining lease terms of one year to 12 years, some of which include options to extend for up to five years and some of which include an option to terminate the leases within one year. The Company also has operating leases for office equipment and vehicles, which are not significant.
The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases (Dollars in millions):

	Year Ended December 31,
	2024	2023
Operating lease cost	$61.3	$58.5
Sublease income	(4.6)	(5.9)
Total operating lease cost	$56.7	$52.6

Cash paid for amounts included in the measurement of operating lease liabilities	$69.1	$68.3

Weighted-average remaining lease term	9.8	10.4
Weighted-average discount rate	4.4%	4.3%

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2025	$70.7
2026	68.1
2027	68.4
2028	67.7
2029	67.6
Thereafter	249.6
Total lease payments	$592.1
Less imputed interest	(103.5)
Total lease liabilities	$488.6
Rent expense was approximately $61.3 million, $58.5 million and $56.3 million for the years ended December 31,
2024, 2023 and 2022, respectively, and is included in general, administrative and other expenses in the consolidated statements of operations.
Legal Matters
In the ordinary course of business, the Company is a party to litigation, investigations, inquiries, employment-related matters, disputes, and other potential claims. Certain of these matters are described below. The Company is not currently able to estimate the reasonably possible amount of loss or range of loss, in excess of amounts accrued, for the matters that have not been resolved. The Company does not believe it is probable that the outcome of any existing litigation, investigations, disputes, or other potential claims will materially affect the Company or these financial statements in excess of amounts accrued.
The Authentix Matter
Authentix, Inc. (“Authentix”) was a majority-owned portfolio company in one of the Company’s investment funds,
Carlyle U.S. Growth Fund III, L.P. (“CGF III”). When Authentix was owned by CGF III, two of the Company’s employees served on Authentix’s board of directors. After a lengthy sale process, Authentix was sold for an aggregate sale price of
$87.5 million. On August 7, 2020, certain of the former minority shareholders in Authentix filed suit in Delaware Chancery
Court, alleging that the Authentix board of directors, CGF III, and the Company breached various fiduciary duties by agreeing to a sale of Authentix at an inopportune time and at a price that was too low. A trial before the Delaware Court of Chancery was completed in early February 2024, and a decision was rendered in favor of the Company and all other defendants on all claims on January 8, 2025. At this time, it is unclear whether the plaintiffs will appeal the decision.
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
The Delaware Court issued a ruling on the defendant’s motion to dismiss on April 24, 2024, dismissing some of the Plaintiff’s claims but allowing most of the claims to proceed to discovery and possibly to trial. The Company intends to contest the direct claims vigorously, and the officer and director defendants intend to continue contesting the derivative claims vigorously.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
SEC Investigation
As part of a sweep investigation of financial services and investment advisory firms, in October 2022, the Company received from the SEC a request for information related to the preservation of certain types of electronic business communications (e.g., text messages and messages on WhatsApp, WeChat, and similar applications) as part of the Company’s books and records. On January 13, 2025, the SEC announced a settlement with several of the firms that were part of the sweep investigation, including the Company. Under the settlement, the Company paid a civil penalty of $8.5 million in January 2025 and agreed to implement certain limited remedial measures, for failure to maintain and preserve such electronic communications in its books and records under the Advisers Act. The Company accrued for the civil penalty during the year ended December 31, 2024.
The Company currently is and expects to continue to be, from time to time, subject to examinations, formal and informal inquiries, and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to, the SEC, Department of Justice, state attorneys general, FINRA, National Futures Association, and the U.K.
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2024, the Company had recorded liabilities aggregating to approximately $44 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the
Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($16.2 million as of December 31, 2024)
for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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
9. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	(Dollars in millions)
Accrued incentive fees	$33.7	$22.9
Unbilled receivable for giveback obligations from current and former employees	11.5	11.5
Notes receivable and accrued interest from affiliates	46.2	44.2
Management fee receivable, net	296.4	277.8
Reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	417.8	335.2
Total	$805.6	$691.6
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to advisory fees receivable and expenses paid on behalf of these entities. These costs generally represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.02% as of December 31, 2024. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable includes loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of December 31, 2024 and December 31, 2023 also include interest-

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
bearing loans of $22.8 million and $25.0 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (6.50% as of December 31,
2024) and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
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
Due to Affiliates
The Company had the following due to affiliates balances at December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$5.3	$6.3
Due to non-consolidated affiliates	134.1	97.0
Amounts owed under the tax receivable agreement	77.2	79.3
Deferred consideration for Carlyle Holdings units	—	68.4
Other	25.3	24.9
Total	$241.9	$275.9
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
Other Related Party Transactions
Entities controlled by our co-founders own aircraft that may be used for the Company’s business in the ordinary course of its operations. The hourly rates that the Company pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. The Company incurred $1.3 million for the use of these aircraft for the year ended
December 31, 2024, all of which was paid directly to the manager of the aircraft and a significant portion of which ultimately was paid to or for the benefit of certain co-founders.
On May 5, 2020, the Company purchased 2,000,000 of the BDC Preferred Shares from CSL in a private placement at a price of $25 per share. Dividends are payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at CSL’s option, 9.0% per annum payable in additional BDC Preferred Shares. The BDC Preferred Shares are
convertible at the Company’s option, in whole or in part, into the number of shares of common stock equal to $25 per share plus any accumulated but unpaid dividends divided by an initial conversion price of $9.50 per share, subject to certain adjustments. With the approval of its board of directors, CSL has the option to redeem the BDC Preferred Shares, in whole or in part. In such case, the Company has the right to convert its shares, in whole or in part, prior to the date of redemption. The
Company recorded dividend income of $3.5 million during each of the years ended December 31, 2024, 2023 and 2022.
Dividend income from the BDC Preferred Shares is included in interest and other income in the consolidated statements of

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
operations. The Company’s investment in the BDC Preferred Shares, which is recorded at fair value, was $53.4 million and
$81.7 million as of December 31, 2024 and 2023, respectively, and is included in investments, including accrued performance allocations, in the consolidated balance sheets. In August 2024, to facilitate a proposed merger between CSL and another
Carlyle-advised BDC, the Company agreed to exchange its 2,000,000 preferred shares into newly issued common shares of
CSL at a price equal to the net asset value per common share on the date of completion of a proposed merger (compared to a current conversion price of $8.87 per share as of December 31, 2024). The merger is subject to CSL stockholder approvals, customary regulatory approvals and other closing conditions. Assuming satisfaction of those conditions, the merger of the
BDCs and the exchange of the preferred shares are expected to close in 2025. As a result of the agreement, the Company reversed $45.5 million of previously recorded unrealized investment income in the second half of 2024. The reversal of unrealized investment income was based on the net asset value of $16.80 per common share of CSL as of December 31, 2024.
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
10. Income Taxes
The income (loss) before provision for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
U.S. domestic income (loss)	$1,163.5	$(857.6)	$1,402.9
Foreign income	230.2	256.7	169.6
Total income (loss) before provision for income taxes	$1,393.7	$(600.9)	$1,572.5

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The provision for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Current
Federal income tax	$132.2	$186.0	$263.6
State and local income tax	27.0	29.1	30.4
Foreign income tax	55.5	46.2	55.6
Total current	214.7	261.3	349.6
Deferred
Federal income tax	102.5	(333.4)	(25.1)
State and local income tax	(0.8)	(26.0)	(3.3)
Foreign income tax	(13.8)	(6.1)	(33.4)
Total deferred	87.9	(365.5)	(61.8)
Total provision (benefit) for income taxes	$302.6	$(104.2)	$287.8
The following table summarizes the effective income tax rate:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Income (loss) before provision for income taxes	$1,393.7	$(600.9)	$1,572.5
Provision (benefit) for income taxes	$302.6	$(104.2)	$287.8
Effective income tax rate	21.71%	17.34%	18.30%
The effective tax rate is impacted by a variety of factors, including, but not limited to, changes in the sources of income or loss during the period and whether such income or loss is taxable to the Company and its subsidiaries. The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
State and local income taxes	1.80%	1.55%	0.83%
Foreign income taxes(1)	(0.42)%	(1.19)%	(1.75)%
Income passed through to common unitholders and non-controlling interest holders(2)	(0.84)%	3.17%	(0.67)%
Equity-based compensation(3)	0.20%	(2.76)%	(0.67)%
Valuation allowance(4)	—%	(1.02)%	0.30%
Unrecognized tax benefits	(0.13)%	(1.13)%	0.01%
Other adjustments(4)	0.10%	(2.28)%	(0.75)%
Effective income tax rate	21.71%	17.34%	18.30%
(1)All periods are net of foreign tax credits. 2022 includes a tax benefit due to restructuring the ownership of its foreign Global Investment Solutions business and the impact of amending the Company’s 2020 tax return to claim a foreign tax credit rather than the original filing position claiming a foreign tax deduction.
(2)Includes income that is not taxable to the Company and its subsidiaries.
(3)Includes the net impact of nondeductible officer compensation expense offset by tax benefits from windfall deductions in each year.
(4)In 2024, the nondeductible officer compensation expense increased the effective tax rate by 1.56% and the tax benefit from windfall deductions decreased the effective tax rate by 1.37%. 2023 includes updates to the current and/or deferred tax balances related to the filing of the Company’s
2022 tax returns. The gross impact of these changes in estimates to Valuation allowance and Other adjustments was 1.36% and (0.86)%, respectively.

The Carlyle Group Inc.
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

	As of December 31,
	2024	2023
	(Dollars in millions)
Deferred tax assets
Federal foreign tax credit carryforward	$47.9	$46.8
State net operating loss carryforwards	5.1	5.7
Tax basis goodwill and intangibles	218.3	240.3
Depreciation and amortization	76.3	61.7
Deferred restricted common unit compensation	83.1	36.5
Lease liabilities	114.7	116.1
Accrued compensation	1,045.8	926.2
Other	106.6	109.8
Deferred tax assets before valuation allowance	1,697.8	1,543.1
Valuation allowance	(62.7)	(62.8)
Total deferred tax assets	$1,635.1	$1,480.3
Deferred tax liabilities(1)
Unrealized appreciation on investments	$1,517.3	$1,333.8
Lease right-of-use assets	87.4	87.7
Basis difference in investments	100.2	48.8
Other	39.6	38.8
Total deferred tax liabilities	$1,744.5	$1,509.1
Net deferred tax assets (liabilities)	$(109.4)	$(28.8)
(1)As of December 31, 2024 and 2023, $1,607.5 million and $1,463.8 million of deferred tax assets were offset and presented as a single deferred tax liability amount on the Company’s consolidated balance sheet as these deferred tax assets and liabilities relate to the same jurisdiction.
The Company had $27.6 million and $16.5 million in deferred tax assets as of December 31, 2024 and 2023, respectively, which are offset with deferred tax liabilities where those assets and liabilities relate to the same tax jurisdiction. In both years, the deferred tax assets resulted primarily from the carryforward of federal and state tax attributes, partially offset by a valuation allowance, and temporary differences between the financial statement and tax bases of assets and liabilities at the
Company’s foreign sub-advisor entities. The realization of the deferred tax assets is dependent on the Company’s future taxable income before deductions related to the establishment of its deferred tax assets. The deferred tax asset balance comprises a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.
The Company evaluated various sources of evidence in determining the ultimate realizability of its deferred tax assets including the character and timing of projected future taxable income and the Company’s ability to claim a foreign tax credit
(“FTC”). The Company continues to maintain a valuation allowance of $2.2 million on certain state net operating losses for a corporate subsidiary with entity level state net operating losses that cannot be utilized by other group members. In addition, the
Company continues to maintain a valuation allowance of $47.8 million on certain FTC carryforwards generated in 2020 and forward that are not expected to be realized due to federal limitations on its utilization. As of December 31, 2024 and 2023, the
Company established a total valuation allowance of $62.7 million and $62.8 million, respectively, with the net decrease primarily due to a release of the valuation allowance on tax attribute carryforwards of a foreign subsidiary liquidated in 2024 offset by a net increase in the FTC carryforward and related deferred tax assets. For all other deferred tax assets, the Company has concluded it is more likely than not that they will be realized and that a valuation allowance is not needed as of
December 31, 2024.
The Company has deferred tax liabilities of $137.0 million and $45.3 million as of December 31, 2024 and 2023, respectively, which are offset with deferred tax assets where those assets and liabilities relate to the same tax jurisdiction. These deferred tax liabilities primarily resulted from temporary differences between the financial statement and tax bases of accrued

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
performance allocations. These deferred tax liabilities are net of related compensation and offset by step-up in tax basis resulting from the Conversion and future amortization of tax basis intangible assets generated from exchanges covered by the
Tax Receivable Agreement (see Note 2, Summary of Significant Accounting Policies).
As of December 31, 2024, the Company has cumulative state pre-tax net operating loss carryforwards of approximately $63.6 million ($5.1 million tax-effected), which will be available to offset future taxable income. If unused, a portion of the state carryforwards will begin to expire in 2025, which is considered in the valuation allowance evaluation referenced above. In addition, the Company has a FTC carryforward of $47.9 million, which relates to taxes paid in foreign jurisdictions. If unused, a portion will expire in 2030 and years forward, which is also considered in the valuation allowance evaluation referenced above.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of December 31, 2024, the Company’s U.S. federal income tax returns for the years
2021 through 2023 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2019 to 2023. Foreign tax returns are generally subject to audit from 2011 to 2023. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities. The Company does not believe that the outcome of the audits will require it to record material reserves for uncertain tax positions or that the outcome will have a material impact on the consolidated financial statements.
Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company has recorded unrecognized tax benefits of $38.0 million and
$42.3 million as of December 31, 2024 and 2023, respectively, which is reflected in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. These balances include $16.6 million and $17.8 million related to interest and penalties associated with uncertain tax positions as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company accrued penalties and interest expense, net of settlements, related to unrecognized tax benefits of $(0.8) million, $4.8 million, and $4.2 million, respectively. If recognized, $27.0 million of uncertain tax positions would be recorded as a reduction in the provision for income taxes.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of penalties and interest, is as follows:

	As of December 31,
	2024	2023	2022
	(Dollars in millions)
Balance at January 1	$24.5	$26.2	$20.6
Additions based on tax positions related to current year	1.3	1.5	2.4
Additions for tax positions of prior years	—	1.6	5.3
Reductions for tax position of prior years	(1.2)	(0.2)	(1.6)
Reductions due to lapse of statute of limitations	(0.4)	(4.6)	(0.5)
Reductions due to settlements	(2.9)	—	—
Balance at December 31	$21.3	$24.5	$26.2
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
In October 2021, the OECD introduced a 15% global minimum tax under the Pillar Two GloBE model rules. There are a number of key provisions under the rules that became effective in 2024 and others that will be phased in during 2025. Several
OECD member countries have enacted the tax legislation based on certain elements of these rules that became effective on
January 1, 2024, and additional countries have drafted or announced an intent to implement legislation. While Pillar Two did not have a material impact to the Company’s provision for income taxes for 2024, the rules remain subject to significant negotiation and potential change, and the timing and ultimate impact of any such changes on our tax obligations are uncertain.
The Company will continue to monitor as additional countries enact legislation, new parts of the regime come into force or additional guidance is released by the OECD and other standard-setting bodies.
11. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of December 31,
	2024	2023
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$407.1	$415.3
Non-Carlyle interests in majority-owned subsidiaries	334.2	184.5
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(0.6)	(6.7)
Non-controlling interests in consolidated entities	$740.7	$593.1

The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$8.7	$82.6	$36.1
Non-Carlyle interests in majority-owned subsidiaries	61.5	27.4	20.7
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	0.5	1.7	2.9
Non-controlling interests in income of consolidated entities	$70.7	$111.7	$59.7
12. Earnings Per Common Share
Basic and diluted net income (loss) per common share are calculated as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to common shares	$1,020,400,000	$1,020,400,000	$(608,400,000)	$(608,400,000)	$1,225,000,000	$1,225,000,000
Weighted-average common shares outstanding	358,584,203	368,024,612	361,395,823	361,395,823	361,278,064	365,707,722
Net income (loss) per common share	$2.85	$2.77	$(1.68)	$(1.68)	$3.39	$3.35
The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	358,584,203	358,584,203	361,395,823	361,395,823	361,278,064	361,278,064
Unvested restricted stock units	—	6,685,145	—	—	—	2,394,372
Issuable common shares and performance- vesting restricted stock units	—	2,755,264	—	—	—	2,035,286
Weighted-average common shares outstanding	358,584,203	368,024,612	361,395,823	361,395,823	361,278,064	365,707,722

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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
13. Equity
Share Repurchase Program
The Board of Directors reset the total repurchase authorization of the Company’s previously approved share repurchase program to $1.4 billion in shares of the Company’s common stock, effective as of February 6, 2024, which authorization replaced the Company’s prior $500 million authorization. Under the share repurchase program, shares of the
Company’s common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to repurchases of common stock, the share repurchase program is used for the payment of tax withholding amounts upon net share settlement of equity-based awards granted pursuant to our Equity Incentive Plan or otherwise based on the value of shares withheld that would have otherwise been issued to the award holder. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. As of December 31, 2024, $852.2 million of repurchase capacity remained under the program, which reflects both common shares repurchased and shares retired in connection with the net share settlement of equity-based awards. The following table presents the Company’s shares that have been repurchased or retired as a result of net share settlement of equity-based awards during the years ended December 31,
2024 and 2023. Dollar amounts exclude the impact of excise taxes.

	Year Ended December 31,
	2024		2023
(Dollars in millions)	Shares	$	Shares	$
Shares repurchased	8,984,957	$395.6	6,505,037	$203.5
Shares retired in connection with the net share settlement of equity-based awards	3,332,881	159.0	—	—
Total	12,317,838	$554.6	6,505,037	$203.5
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 16, 2023	May 23, 2023	$0.35	$126.7
August 15, 2023	August 23, 2023	0.35	126.3
November 21, 2023	November 29, 2023	0.35	126.3
February 23, 2024	March 1, 2024	0.35	126.7
Total 2023 Dividend Year		$1.40	$506.0

May 14, 2024	May 21, 2024	$0.35	$125.6
August 16, 2024	August 26, 2024	0.35	125.5
November 18, 2024	November 25, 2024	0.35	125.2
February 21, 2025	February 28, 2025	0.35	126.5
Total 2024 Dividend Year		$1.40	$502.8
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
14. Equity-Based Compensation
The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (the “Equity Incentive Plan,” initially adopted in May 2012 and as most recently amended and restated on May 29, 2024) is a source of equity-based awards permitting the Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s shares of common stock. A total of
58,800,000 shares of common stock are authorized for the grant of awards under the Equity Incentive Plan, of which a total of
30,091,970 shares of the Company’s common stock remain available for grant as of December 31, 2024.
The Company recorded equity-based compensation expense, net of forfeitures of $467.9 million, $249.1 million and
$154.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Equity-based compensation expense generates deferred tax assets, which are realized when the units vest. The Company recorded corresponding deferred tax benefits the years ended December 31, 2024, 2023 and 2022 of $88.1 million, $41.1 million and $28.7 million, respectively. A portion of the accumulated deferred tax asset associated with equity-based compensation expense was reclassified as a current tax benefit due to units vesting during the years ended December 31, 2024, 2023 and 2022. The net impact of the addition/
(reduction) in deferred tax assets due to the equity-based compensation expense recorded during the period less the tax deduction for units that vested was $39.7 million, $12.7 million and $(3.2) million for the years ended December 31, 2024,
2023 and 2022, respectively. As of December 31, 2024, the total unrecognized equity-based compensation expense related to unvested deferred restricted stock units was $496.0 million, which is expected to be recognized over a weighted-average term of 1.9 years.
Equity-based awards issued to non-employees, including non-employee directors and consultants, are recognized as general, administrative and other expenses. The grant-date fair value of deferred restricted stock units granted to non-employees is charged to expense on a straight-line basis over the vesting period. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period. The expense for equity-based awards issued to non-employees was $11.6 million, $6.5 million and $5.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Restricted Stock Units
The Company grants deferred restricted stock units that are unvested when granted and vest ratably over a service period, which generally ranges from one year to four years. The grant-date fair value of the deferred restricted stock units granted to Carlyle’s employees is charged to equity-based compensation expense on a straight-line basis over the required service period.
During 2021, the Company granted 7.1 million shares long-term, strategic restricted stock units to certain senior professionals, the majority of which are eligible to vest based on the achievement of annual performance targets over four years across a number of the Company’s employees. Compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied. The final tranche of these strategic awards vested in February 2025.
During 2023, the Company granted 6.8 million shares related to equity inducement awards granted in connection with the appointment of the Company’s Chief Executive Officer, which included 2.1 million time-based restricted stock units which are eligible to vest ratably in four equal installments. The first and second installments of the time-based award vested in
December 2023 and 2024, respectively.
Performance-Vesting Restricted Stock Units
The Company has also granted awards which are subject to both a service-based vesting condition and a market price based vesting condition for certain awards. Compensation cost for the awards containing market conditions, including stock price performance conditions, is based on a grant-date fair value that factors in the probability that the market conditions will be achieved and is recognized over the requisite service period on a straight-line basis.
The equity inducement awards granted in connection with the appointment of the Company’s Chief Executive Officer in 2023 included 4.7 million performance-based restricted stock units which contain stock price performance conditions.
During the years ended December 31, 2024 and 2023, the Company recognized $30.0 million and $49.5 million, respectively, in equity-based compensation expense related to these performance-based restricted stock units.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
During 2024, the Company granted 13.2 million restricted stock units to certain senior Carlyle professionals that are eligible to vest in three tranches based on the achievement of stock price performance over service periods of one, two, or three years. Equity-based compensation expense for each tranche is recognized on a straight-line basis over its respective service period. These awards had a grant date fair value of approximately $347 million, which was derived using the Monte Carlo
Simulation model. The significant assumptions used to estimate the grant date fair value of these awards included a risk-free rate of 4.15% and a concluded equity volatility of 40%. The Company recognized $201.6 million in equity-based compensation expense related to these awards during the year ended December 31, 2024.
Common Shares
In connection with its strategic investment in NGP, the Company agreed to grant common shares on an annual basis with a value not to exceed $10.0 million based on a prescribed formula, which will vest over a 42-month period. Because the
Company accounts for its investment in NGP under the equity method of accounting, the fair value of the shares is recognized as a reduction to principal investment income. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $8.9 million, $8.8 million and $8.4 million, respectively, as a reduction to principal investment income related to these shares.
A summary of the status of the Company’s non-vested equity-based awards as of December 31, 2024 and a summary of changes from December 31, 2021 through December 31, 2024, are presented below:

Unvested Shares	Performance- Vesting Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2021	—	$—	14,775,651	$30.70	635,430	$29.27
Granted	—	$—	4,216,827	$40.35	188,223	$49.06
Vested	—	$—	5,805,437	$28.15	370,773	$26.54
Forfeited	—	$—	2,321,793	$30.84	—	$—
Balance, December 31, 2022	—	$—	10,865,248	$35.78	452,880	$39.73
Granted(1)	4,941,317	$23.19	13,332,230	$32.36	258,579	$39.73
Vested	—	$—	5,280,029	$31.86	252,530	$34.85
Forfeited	—	$—	1,685,119	$32.24	—	$37.91
Balance, December 31, 2023	4,941,317	$23.19	17,232,330	$34.68	458,929	$37.87
Granted(1)	13,286,934	$26.55	5,659,849	$40.92	247,293	$40.08
Vested(2)	995,848	$29.86	6,932,134	$33.39	247,316	$34.52
Forfeited	292,253	$24.55	1,993,557	$33.86	—	$—
Balance, December 31, 2024	16,940,150	$25.41	13,966,488	$37.97	458,906	$39.35
(1)Includes shares reserved for issuance upon settlement of dividend-equivalent rights carried by certain restricted stock units concurrently with the settlement of the restricted stock units for shares.
(2)Includes 3,332,881 shares that were retired in connection with the net share settlement of equity-based awards. The Company paid $159.0 million of taxes related to the net share settlement of equity-based awards during the year ended December 31, 2024, which is included within Financing activities in the consolidated statements of cash flows.
15. Segment Reporting
Carlyle conducts its operations through three reportable segments:
Global Private Equity – The Global Private Equity segment advises the Company’s buyout, middle market, and growth capital funds, its U.S. and internationally focused real estate funds, and its infrastructure and natural resources funds. The segment also includes the NGP Carry Funds advised by NGP.
Global Credit – The Global Credit segment advises funds and vehicles that pursue investment strategies including insurance solutions, liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, cross-platform credit products, and global capital markets.
Global Investment Solutions – The Global Investment Solutions segment advises global private equity programs and related co-investment and secondary activities.

The Carlyle Group Inc.
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
Distributable Earnings. Distributable Earnings, or “DE,” is a key performance benchmark used in the Company’s industry and is evaluated regularly by the chief operating decision maker (“CODM”), which is our Chief Executive Officer, in making resource deployment and compensation decisions and in assessing performance of the Company’s three reportable segments. The CODM also uses DE in budgeting, forecasting, and the overall management of the Company’s segments. The
CODM believes that reporting DE is helpful to understanding the Company’s business and that investors should review the same supplemental financial measure that the CODM uses to analyze the Company’s segment performance. DE is intended to show the amount of net realized earnings without the effects of the consolidation of the Consolidated Funds. DE is derived from the Company’s segment reported results and is used to assess performance.
 Distributable Earnings differs from income (loss) before provision for income taxes computed in accordance with U.S.
GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (comprised performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interests in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operational performance. Charges (credits) related to
Carlyle corporate actions and non-recurring items include: charges associated with the Conversion, charges (credits) associated with acquisitions, dispositions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earn-outs and contingent consideration including gains and losses associated with the estimated fair value of contingent considerations issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance, certain general, administrative and other expenses when the timing of any future payment is uncertain, and non-recurring items that affect period-to-period comparability and are not reflective of the
Company’s operating performance. Management believes the inclusion or exclusion of these items provides investors with a meaningful indication of the Company’s core operating performance.
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
Asset information by segment is not disclosed because this information is not used by the CODM to make resource deployment decisions or evaluate the performance of the Company’s segments.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The following tables present the financial data for the Company’s three reportable segments for the year ended
December 31, 2024:

	Year Ended December 31, 2024
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,212.0	$558.3	$337.2	$2,107.5
Portfolio advisory and transaction fees, net and other	24.6	138.8	0.2	163.6
Fee related performance revenues	6.9	109.1	16.7	132.7
Total fund level fee revenues	1,243.5	806.2	354.1	2,403.8
Realized performance revenues	927.2	32.0	116.7	1,075.9
Realized principal investment income	49.7	46.2	5.1	101.0
Interest income	28.1	39.0	7.6	74.7
Total revenues	2,248.5	923.4	483.5	3,655.4
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	422.8	320.1	118.8	861.7
Realized performance revenues related compensation	590.1	19.4	100.3	709.8
Total compensation and benefits	1,012.9	339.5	219.1	1,571.5
General, administrative, and other indirect expenses(1)	195.2	140.4	55.1	390.7
Depreciation and amortization expense	26.8	13.2	6.8	46.8
Interest expense	56.3	53.0	11.6	120.9
Total expenses	1,291.2	546.1	292.6	2,129.9
(=) Distributable Earnings	$957.3	$377.3	$190.9	$1,525.5
(-) Realized Net Performance Revenues	337.1	12.6	16.4	366.1
(-) Realized Principal Investment Income	49.7	46.2	5.1	101.0
(+) Net Interest	28.2	14.0	4.0	46.2
(=) Fee Related Earnings	$598.7	$332.5	$173.4	$1,104.6
(1)General, administrative, and other indirect expenses primarily comprised professional fees, rent and other office expenses, IT expenses, travel and entertainment expenses, and fundraising costs.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The following tables present the financial data for the Company’s three reportable segments for the year ended
December 31, 2023:

	Year Ended December 31, 2023
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,309.8	$512.2	$242.4	$2,064.4
Portfolio advisory and transaction fees, net and other	18.4	62.0	—	80.4
Fee related performance revenues	68.3	89.1	3.6	161.0
Total fund level fee revenues	1,396.5	663.3	246.0	2,305.8
Realized performance revenues	805.1	43.5	89.7	938.3
Realized principal investment income	45.3	37.1	6.4	88.8
Interest income	31.6	34.7	5.9	72.2
Total revenues	2,278.5	778.6	348.0	3,405.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	583.8	324.5	123.6	1,031.9
Realized performance revenues related compensation	308.1	20.3	78.9	407.3
Total compensation and benefits	891.9	344.8	202.5	1,439.2
General, administrative, and other indirect expenses(1)	221.9	106.8	47.8	376.5
Depreciation and amortization expense	26.0	7.6	4.4	38.0
Interest expense	66.9	45.0	9.0	120.9
Total expenses	1,206.7	504.2	263.7	1,974.6
(=) Distributable Earnings	$1,071.8	$274.4	$84.3	$1,430.5
(-) Realized Net Performance Revenues	497.0	23.2	10.8	531.0
(-) Realized Principal Investment Income	45.3	37.1	6.4	88.8
(+) Net Interest	35.3	10.3	3.1	48.7
(=) Fee Related Earnings	$564.8	$224.4	$70.2	$859.4
(1)General, administrative, and other indirect expenses primarily comprised professional fees, rent and other office expenses, IT expenses, travel and entertainment expenses, and fundraising costs.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The following tables present the financial data for the Company’s three reportable segments for the year ended
December 31, 2022:

	Year Ended December 31, 2022
	Global Private Equity	Global Credit	Global Investment Solutions	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,300.9	$473.1	$222.9	$1,996.9
Portfolio advisory and transaction fees, net and other	29.5	81.6	—	111.1
Fee related performance revenues	69.4	59.9	—	129.3
Total fund level fee revenues	1,399.8	614.6	222.9	2,237.3
Realized performance revenues	1,656.6	131.5	192.6	1,980.7
Realized principal investment income	108.7	38.1	3.8	150.6
Interest income	14.9	15.3	2.6	32.8
Total revenues	3,180.0	799.5	421.9	4,401.4
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	598.3	284.2	111.7	994.2
Realized performance revenues related compensation	751.5	61.3	169.4	982.2
Total compensation and benefits	1,349.8	345.5	281.1	1,976.4
General, administrative, and other indirect expenses(1)	235.3	97.7	36.8	369.8
Depreciation and amortization expense	25.6	8.2	5.1	38.9
Interest expense	63.7	32.6	11.0	107.3
Total expenses	1,674.4	484.0	334.0	2,492.4
(=) Distributable Earnings	$1,505.6	$315.5	$87.9	$1,909.0
(-) Realized Net Performance Revenues	905.1	70.2	23.2	998.5
(-) Realized Principal Investment Income	108.7	38.1	3.8	150.6
(+) Net Interest	48.8	17.3	8.4	74.5
(=) Fee Related Earnings	$540.6	$224.5	$69.3	$834.4
(1)General, administrative, and other indirect expenses primarily comprised professional fees, rent and other office expenses, IT expenses, travel and entertainment expenses, and fundraising costs.
The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the
years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$3,655.4	$631.6	$1,138.8	(a)	$5,425.8
Expenses	$2,129.9	$610.3	$1,315.9	(b)	$4,056.1
Other income (loss)	$—	$24.0	$—	(c)	$24.0
Distributable earnings	$1,525.5	$45.3	$(177.1)	(d)	$1,393.7

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2023
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$3,405.1	$570.1	$(1,011.3)	(a)	$2,963.9
Expenses	$1,974.6	$460.3	$1,136.8	(b)	$3,571.7
Other income (loss)	$—	$6.9	$—	(c)	$6.9
Distributable earnings	$1,430.5	$116.7	$(2,148.1)	(d)	$(600.9)

	Year Ended December 31, 2022
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$4,401.4	$311.0	$(273.7)	(a)	$4,438.7
Expenses	$2,492.4	$255.3	$77.0	(b)	$2,824.7
Other income (loss)	$—	$(41.5)	$—	(c)	$(41.5)
Distributable earnings	$1,909.0	$14.2	$(350.7)	(d)	$1,572.5
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
the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, and the inclusion of tax expenses associated with certain foreign performance revenues, as detailed below:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Unrealized performance and fee related performance revenues	$1,031.9	$(1,046.6)	$(142.5)
Unrealized principal investment income (loss)	34.1	36.1	(38.3)
Principal investment loss from dilution of indirect investment in Fortitude	—	(104.0)	(176.9)
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(13.1)	(13.8)	(12.9)
Tax expense associated with certain foreign performance revenues	—	—	0.1
Non-controlling interests and other adjustments to present certain costs on a net basis	167.9	191.6	119.0
Elimination of revenues of Consolidated Funds	(82.0)	(74.6)	(22.2)
	$1,138.8	$(1,011.3)	$(273.7)
The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$2,403.8	$2,305.8	$2,237.3
Adjustments(1)	(215.7)	(262.6)	(207.2)
Carlyle Consolidated - Fund management fees	$2,188.1	$2,043.2	$2,030.1
(1)Adjustments represent the reclassification of NGP management fees from principal investment income, the reclassification of fee related performance revenues from business development companies and other products, management fees earned from

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$635.2	$612.6	$(326.2)
Equity-based compensation	476.5	260.1	161.9
Acquisition or disposition-related charges and amortization of intangibles and impairment	136.6	145.3	187.4
Tax (expense) benefit associated with certain foreign performance revenues related compensation	(1.0)	(1.0)	2.9
Non-controlling interests and other adjustments to present certain costs on a net basis	92.8	148.7	82.7
Other adjustments	21.2	11.6	12.4
Elimination of expenses of Consolidated Funds	(45.4)	(40.5)	(44.1)
	$1,315.9	$1,136.8	$77.0

(c)The Other Income (Loss) adjustment results from the Consolidated Funds that were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).
(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings
and to Fee Related Earnings:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Income (loss) before provision for income taxes	$1,393.7	$(600.9)	$1,572.5
Adjustments:
Net unrealized performance and fee related performance revenues	(396.7)	1,659.2	(183.7)
Unrealized principal investment (income) loss	(34.1)	(36.1)	38.3
Principal investment loss from dilution of indirect investment in Fortitude	—	104.0	176.9
Equity-based compensation(1)	476.5	260.1	161.9
Acquisition or disposition-related charges, including amortization of intangibles and impairment	136.6	145.3	187.4
Net income attributable to non-controlling interests in consolidated entities	(70.7)	(111.7)	(59.7)
Tax (expense) benefit associated with certain foreign performance revenues	(1.0)	(1.0)	3.0
Other adjustments(2)	21.2	11.6	12.4
Distributable Earnings	$1,525.5	$1,430.5	$1,909.0
Realized performance revenues, net of related compensation(3)	366.1	531.0	998.5
Realized principal investment income(3)	101.0	88.8	150.6
Net interest	46.2	48.7	74.5
Fee Related Earnings	$1,104.6	$859.4	$834.4

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
(1)Equity-based compensation for the years ended December 31, 2024, 2023 and 2022 includes amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s U.S. GAAP consolidated statements of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.
(3)See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2024
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$2,015.7	$(939.8)	$1,075.9
Performance revenues related compensation expense	1,361.5	(651.7)	709.8
Net performance revenues	$654.2	$(288.1)	$366.1
Principal investment income (loss)	$238.7	$(137.7)	$101.0

	Year Ended December 31, 2023
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(88.6)	$1,026.9	$938.3
Performance revenues related compensation expense	1,103.7	(696.4)	407.3
Net performance revenues	$(1,192.3)	$1,723.3	$531.0
Principal investment income (loss)	$133.4	$(44.6)	$88.8

	Year Ended December 31, 2022
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,327.5	$653.2	$1,980.7
Performance revenues related compensation expense	719.9	262.3	982.2
Net performance revenues	$607.6	$390.9	$998.5
Principal investment income (loss)	$570.5	$(419.9)	$150.6

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
associated investment vehicle.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2024
Americas(1)	$4,096.4	76%	$14,351.8	62%
EMEA(2)	1,047.6	19%	7,820.7	34%
Asia-Pacific(3)	281.8	5%	931.0	4%
Total	$5,425.8	100%	$23,103.5	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2023
Americas(1)	$1,289.0	44%	$11,129.2	52%
EMEA(2)	1,318.9	44%	8,797.2	42%
Asia-Pacific(3)	356.0	12%	1,249.6	6%
Total	$2,963.9	100%	$21,176.0	100%

	Total Revenues		Total Assets
	Share	%	Share	%
	(Dollars in millions)
Year Ended December 31, 2022
Americas(1)	$2,560.0	58%	$11,662.8	55%
EMEA(2)	1,603.8	36%	8,632.9	40%
Asia-Pacific(3)	274.9	6%	1,107.3	5%
Total	$4,438.7	100%	$21,403.0	100%

(1)Relates to investment vehicles whose primary focus is the United States or South America.
(2)Relates to investment vehicles whose primary focus is Europe, the Middle East, and Africa.
(3)Relates to investment vehicles whose primary focus is Asia, including China, Japan, India, South Korea, and Australia.

16. Subsequent Events
In February 2025, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share of common stock to common stockholders of record at the close of business on February 21, 2025, payable on February 28, 2025.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
17. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the
Company’s financial position as of December 31, 2024 and 2023 and results of operations for the years ended December 31,
2024, 2023 and 2022. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of December 31, 2024
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,266.0	$—	$—	$1,266.0
Cash and cash equivalents held at Consolidated Funds	—	830.4	—	830.4
Restricted cash	0.5	—	—	0.5
Investments, including accrued performance allocations of $7,053.5	11,324.1	—	(387.4)	10,936.7
Investments of Consolidated Funds	—	7,782.4	—	7,782.4
Due from affiliates and other receivables, net	1,111.0	—	(305.4)	805.6
Due from affiliates and other receivables of Consolidated Funds, net	—	237.1	—	237.1
Fixed assets, net	185.3	—	—	185.3
Lease right-of-use assets, net	341.4	—	—	341.4
Deposits and other	54.6	1.8	—	56.4
Intangible assets, net	634.1	—	—	634.1
Deferred tax assets	27.6	—	—	27.6
Total assets	$14,944.6	$8,851.7	$(692.8)	$23,103.5
Liabilities and equity
Debt obligations	$2,143.5	$—	$—	$2,143.5
Loans payable of Consolidated Funds	—	7,161.6	(297.4)	6,864.2
Accounts payable, accrued expenses and other liabilities	389.8	—	—	389.8
Accrued compensation and benefits	5,446.6	—	—	5,446.6
Due to affiliates	236.6	5.3	—	241.9
Deferred revenue	138.7	—	—	138.7
Deferred tax liabilities	137.0	—	—	137.0
Other liabilities of Consolidated Funds	—	861.7	(0.1)	861.6
Lease liabilities	488.6	—	—	488.6
Accrued giveback obligations	44.0	—	—	44.0
Total liabilities	9,024.8	8,028.6	(297.5)	16,755.9
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,892.3	423.5	(423.5)	3,892.3
Retained earnings	2,040.8	—	—	2,040.8
Accumulated other comprehensive loss	(350.5)	(7.5)	28.2	(329.8)
Non-controlling interests in consolidated entities	333.6	407.1	—	740.7
Total equity	5,919.8	823.1	(395.3)	6,347.6
Total liabilities and equity	$14,944.6	$8,851.7	$(692.8)	$23,103.5

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	As of December 31, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,440.3	$—	$—	$1,440.3
Cash and cash equivalents held at Consolidated Funds	—	346.0	—	346.0
Restricted cash	1.8	—	—	1.8
Investments, including accrued performance allocations of $6,169.9	10,104.5	—	(149.2)	9,955.3
Investments of Consolidated Funds	—	7,313.9	(60.8)	7,253.1
Due from affiliates and other receivables, net	1,009.2	—	(317.6)	691.6
Due from affiliates and other receivables of Consolidated Funds, net	—	141.0	—	141.0
Fixed assets, net	161.5	—	—	161.5
Lease right-of-use assets, net	332.2	—	—	332.2
Deposits and other	66.0	4.6	—	70.6
Intangible assets, net	766.1	—	—	766.1
Deferred tax assets	16.5	—	—	16.5
Total assets	$13,898.1	$7,805.5	$(527.6)	$21,176.0
Liabilities and equity
Debt obligations	$2,281.0	$—	$—	$2,281.0
Loans payable of Consolidated Funds	—	6,796.4	(309.9)	6,486.5
Accounts payable, accrued expenses and other liabilities	333.8	—	—	333.8
Accrued compensation and benefits	4,922.2	—	—	4,922.2
Due to affiliates	269.6	6.3	—	275.9
Deferred revenue	140.3	—	—	140.3
Deferred tax liabilities	45.3	—	—	45.3
Other liabilities of Consolidated Funds	—	374.4	—	374.4
Lease liabilities	488.1	—	—	488.1
Accrued giveback obligations	44.0	—	—	44.0
Total liabilities	8,524.3	7,177.1	(309.9)	15,391.5
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,403.0	223.8	(223.8)	3,403.0
Retained earnings	2,082.1	—	—	2,082.1
Accumulated other comprehensive loss	(292.7)	(10.7)	6.1	(297.3)
Non-controlling interests in consolidated entities	177.8	415.3	—	593.1
Total equity	5,373.8	628.4	(217.7)	5,784.5
Total liabilities and equity	$13,898.1	$7,805.5	$(527.6)	$21,176.0

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2024
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$2,218.3	$—	$(30.2)	$2,188.1
Incentive fees	134.2	—	(0.7)	133.5
Investment income
Performance allocations	2,016.8	—	(1.1)	2,015.7
Principal investment income	267.7	—	(29.0)	238.7
Total investment income	2,284.5	—	(30.1)	2,254.4
Interest and other income	239.2	—	(21.0)	218.2
Interest and other income of Consolidated Funds	—	631.6	—	631.6
Total revenues	4,876.2	631.6	(82.0)	5,425.8
Expenses
Compensation and benefits
Cash-based compensation and benefits	875.5	—	—	875.5
Equity-based compensation	467.9	—	—	467.9
Performance allocations and incentive fee related compensation	1,361.5	—	—	1,361.5
Total compensation and benefits	2,704.9	—	—	2,704.9
General, administrative and other expenses	665.6	—	—	665.6
Interest	121.0	—	—	121.0
Interest and other expenses of Consolidated Funds	—	610.3	(45.4)	564.9
Other non-operating (income) expenses	(0.3)	—	—	(0.3)
Total expenses	3,491.2	610.3	(45.4)	4,056.1
Other income
Net investment income of Consolidated Funds	—	24.0	—	24.0
Income before provision for income taxes	1,385.0	45.3	(36.6)	1,393.7
Provision for income taxes	302.6	—	—	302.6
Net income	1,082.4	45.3	(36.6)	1,091.1
Net income attributable to non-controlling interests in consolidated entities	62.0	—	8.7	70.7
Net income attributable to The Carlyle Group Inc.	$1,020.4	$45.3	$(45.3)	$1,020.4

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$2,074.3	$—	$(31.1)	$2,043.2
Incentive fees	96.2	—	(2.5)	93.7
Investment income
Performance allocations	(85.0)	—	(3.6)	(88.6)
Principal investment income	160.2	—	(26.8)	133.4
Total investment income	75.2	—	(30.4)	44.8
Interest and other income	222.7	—	(10.6)	212.1
Interest and other income of Consolidated Funds	—	570.1	—	570.1
Total revenues	2,468.4	570.1	(74.6)	2,963.9
Expenses
Compensation and benefits
Cash-based compensation and benefits	1,023.7	—	—	1,023.7
Equity-based compensation	249.1	—	—	249.1
Performance allocations and incentive fee related compensation	1,103.7	—	—	1,103.7
Total compensation and benefits	2,376.5	—	—	2,376.5
General, administrative and other expenses	651.4	—	0.7	652.1
Interest	123.8	—	—	123.8
Interest and other expenses of Consolidated Funds	—	460.3	(41.2)	419.1
Other non-operating expenses	0.2	—	—	0.2
Total expenses	3,151.9	460.3	(40.5)	3,571.7
Other income
Net investment income of Consolidated Funds	—	6.9	—	6.9
Income (loss) before provision for income taxes	(683.5)	116.7	(34.1)	(600.9)
Benefit for income taxes	(104.2)	—	—	(104.2)
Net income (loss)	(579.3)	116.7	(34.1)	(496.7)
Net income attributable to non-controlling interests in consolidated entities	29.1	—	82.6	111.7
Net income (loss) attributable to The Carlyle Group Inc.	$(608.4)	$116.7	$(116.7)	$(608.4)

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2022
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$2,056.7	$—	$(26.6)	$2,030.1
Incentive fees	63.8	—	(0.1)	63.7
Investment income
Performance allocations	1,332.8	—	(5.3)	1,327.5
Principal investment income	542.5	—	28.0	570.5
Total investment income	1,875.3	—	22.7	1,898.0
Interest and other income	154.1	—	(18.2)	135.9
Interest and other income of Consolidated Funds	—	311.0	—	311.0
Total revenues	4,149.9	311.0	(22.2)	4,438.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	1,052.0	—	—	1,052.0
Equity-based compensation	154.0	—	—	154.0
Performance allocations and incentive fee related compensation	719.9	—	—	719.9
Total compensation and benefits	1,925.9	—	—	1,925.9
General, administrative and other expenses	576.2	—	(0.4)	575.8
Interest	110.4	—	—	110.4
Interest and other expenses of Consolidated Funds	—	255.3	(43.7)	211.6
Other non-operating expenses	1.0	—	—	1.0
Total expenses	2,613.5	255.3	(44.1)	2,824.7
Other loss
Net investment loss of Consolidated Funds	—	(41.5)	—	(41.5)
Income before provision for income taxes	1,536.4	14.2	21.9	1,572.5
Provision for income taxes	287.8	—	—	287.8
Net income	1,248.6	14.2	21.9	1,284.7
Net income attributable to non-controlling interests in consolidated entities	23.6	—	36.1	59.7
Net income attributable to The Carlyle Group Inc.	$1,225.0	$14.2	$(14.2)	$1,225.0

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$1,082.4	$(579.3)	$1,248.6
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	184.1	180.6	147.4
Equity-based compensation	467.9	249.1	154.0
Non-cash performance allocations and incentive fees	(360.6)	1,569.2	387.5
Non-cash principal investment income	(207.0)	(130.7)	(501.5)
Other non-cash amounts	1.8	23.8	(10.3)
Purchases of investments	(886.7)	(345.8)	(737.7)
Proceeds from the sale of investments	737.5	485.9	498.0
Payments of contingent consideration	(4.1)	(68.6)	(5.7)
Change in deferred taxes, net	91.2	(368.7)	(73.2)
Change in due from affiliates and other receivables	(27.8)	(33.5)	(82.3)
Change in deposits and other	8.5	6.3	(11.8)
Change in accounts payable, accrued expenses and other liabilities	58.8	(33.2)	(14.3)
Change in accrued compensation and benefits	(37.1)	10.6	(135.4)
Change in due to affiliates	(11.7)	(14.5)	1.7
Change in lease right-of-use asset and lease liability	(8.1)	(10.8)	(8.8)
Change in deferred revenue	(0.2)	15.3	4.5
Net cash provided by operating activities	1,088.9	955.7	860.7
Cash flows from investing activities
Purchases of corporate treasury investments	(5.0)	(187.3)	(69.6)
Proceeds from corporate treasury investments	5.1	210.3	50.0
Purchases of fixed assets, net	(77.7)	(66.6)	(40.6)
Purchase of Abingworth, net of cash acquired	—	—	(150.2)
Purchase of CBAM intangibles and investments	—	—	(618.4)
Net cash used in investing activities	(77.6)	(43.6)	(828.8)
Cash flows from financing activities
Borrowings under credit facilities	10.4	—	—
Repayments under credit facilities	(10.4)	—	—
Proceeds from CLO borrowings, net of financing costs	0.7	12.0	73.2
Payments on CLO borrowings	(120.5)	(17.2)	(16.7)
Dividends to common stockholders	(503.0)	(497.7)	(443.6)
Payment of deferred consideration for Carlyle Holdings units	(68.8)	(68.8)	(68.8)
Contributions from non-controlling interest holders	229.5	11.8	9.2
Distributions to non-controlling interest holders	(131.0)	(64.0)	(78.7)
Common shares issued for performance allocations	—	—	38.9
Common shares repurchased and net share settlement of equity awards	(554.6)	(203.5)	(185.6)
Change in due to/from affiliates financing activities	(24.4)	(16.2)	(456.2)
Net cash used in financing activities	(1,172.1)	(843.6)	(1,128.3)
Effect of foreign exchange rate changes	(14.8)	12.1	(17.2)
Increase (decrease) in cash, cash equivalents and restricted cash	(175.6)	80.6	(1,113.6)
Cash, cash equivalents and restricted cash, beginning of period	1,442.1	1,361.5	2,475.1
Cash, cash equivalents and restricted cash, end of period	$1,266.5	$1,442.1	$1,361.5

Supplemental non-cash disclosures
Issuance of common shares related to the acquisition of CBAM and Abingworth	$—	$—	$219.5

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,266.0	$1,440.3	$1,360.7
Restricted cash	0.5	1.8	0.8
Total cash, cash equivalents and restricted cash, end of period	$1,266.5	$1,442.1	$1,361.5
Cash and cash equivalents held at Consolidated Funds	$830.4	$346.0	$209.0

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officer and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the
Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 was effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which is included herein.

ITEM 9B.OTHER INFORMATION
On February 26, 2025, Christopher Finn, the former Chief Operating Officer of the Company and current Senior
Advisor, voluntarily forfeited 334,002 outstanding and unvested performance-based restricted stock units previously granted to him pursuant to the Global Performance-Based Restricted Stock Unit Agreement between the Company and Mr. Finn dated
February 6, 2024.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors, including our Audit Committee, executive officers, and corporate governance will be in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 (the “2025 Proxy Statement”) under the captions “Corporate
Governance,” “Item 1. Election of Directors,” “Executive Officers,” and “Insider Trading Policies and Procedures” and is
incorporated in this Annual Report on Form 10-K by reference.
Information relating to our compliance with Section 16(a) of the Exchange Act, if any, will be in the 2025 Proxy
Statement under the caption “Delinquent Section 16(a) Reports” and is incorporated in this Annual Report on Form 10-K by reference.
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
ITEM 11.EXECUTIVE COMPENSATION
Information relating to our executive officer and director compensation and the Compensation Committee will be in the 2025 Proxy Statement under the captions “Compensation Matters” and “Compensation Committee Interlocks and Insider
Participation” and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Information relating to securities authorized for issuance under equity compensation plans, security ownership of certain beneficial owners of our common stock, and information relating to the security ownership of our management will be in the 2025 Proxy Statement under the captions “Beneficial Ownership” and “Securities Authorized for Issuance under Equity
Compensation Plans” and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
Information regarding certain relationships and related transactions and director independence will be in the 2025
Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence” and is
incorporated in this Annual Report on Form 10-K by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services will be in the 2025 Proxy Statement under the caption
“Item 2. Ratification of Ernst & Young LLP as our Independent Registered Public Accounting Firm for 2025” and is
incorporated in this Annual Report on Form 10-K by reference.

PART IV.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  Documents filed as part of this report
1. Financial Statements
2. Financial Statement Schedules
All financial schedules have been omitted because the required information is either presented in the consolidated financial statements filed as part of this Annual Report on Form 10-K or the notes thereto or is not applicable or required.
3. Exhibits
A list of exhibits required to be filed or furnished as part of this report is set forth in the Exhibit Index below.

Exhibit Index
Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to
Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2023).

3.2	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

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

10.18
Revolving Credit Agreement, dated as of December 17, 2018, as amended by Amendment No. 1 on December
16, 2019, Amendment No. 2 on December 15, 2020, Amendment No. 3 on September 1, 2021, Amendment No.
4 on January 25, 2022, Amendment No. 5 on August 23, 2023, and Amendment No. 6 on August 21, 2024,
among TCG Capital Markets L.L.C. and TCG Senior Funding L.L.C., as Borrowers, the Lenders party hereto, and Mizuho Bank, Ltd., as Administrative Agent, and Mizuho Bank, Ltd., as Sole Lead Arranger and Sole
Bookrunner (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2024).

10.19+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 12, 2020).

10.20+
Employment Agreement of Harvey M. Schwartz, dated as of February 5, 2023 (incorporated by reference to
Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.21*+	Employment Agreement of Lindsay LoBue, dated as of September 28, 2023.

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

10.30+
Form of Global Restricted Stock Unit Agreement for 2024 Time-Based Awards (incorporated by reference to
Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2024).

10.31+
Form of Global Restricted Stock Unit Agreement for 2024 Bonus Deferral Awards (incorporated by reference to
Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2024).

10.32+
Form of Global Performance-Based Restricted Stock Unit Agreement for 2024 Stock Price Appreciation PSU
Award Program Awards (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form
10-Q filed with the SEC on May 7, 2024).

10.33+
Form of Global Restricted Stock Unit Agreement for Time-Based Awards to Non-Employee Directors
(incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2024).

10.34*+	Form of Outside Director Deferral and Stock Election Form.

10.35+	Form of Restrictive Covenant Letter for Certain Executive Officers (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 22, 2024).

19.1*	The Carlyle Group Inc. Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

22*	Senior and Subordinated Notes, Issuers, and Guarantors.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
The Carlyle Group Inc. Dodd-Frank Incentive Compensation Clawback Policy (incorporated by reference to
Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 22, 2024).

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from The Carlyle Group Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).
*Filed herewith.
**Furnished herewith.
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
Date: February 27, 2025

The Carlyle Group Inc.

By:	/s/ John C. Redett
Name: John C. Redett
Title: Chief Financial Officer

Signature	Title
/s/ Harvey M. Schwartz Harvey M. Schwartz	Chief Executive Officer and Director (principal executive officer)

/s/ John C. Redett John C. Redett	Chief Financial Officer (principal financial officer)

/s/ William E. Conway, Jr William E. Conway, Jr.	Co-Founder, Co-Chairman, and Director

/s/ David M. Rubenstein David M. Rubenstein	Co-Founder, Co-Chairman, and Director

/s/ Daniel A. D’Aniello Daniel A. D’Aniello	Co-Founder, Chairman Emeritus, and Director

/s/ Afsaneh M. Beschloss Afsaneh M. Beschloss	Director

/s/ Sharda Cherwoo Sharda Cherwoo	Director

/s/ Linda H. Filler Linda H. Filler	Director

/s/ Lawton W. Fitt Lawton W. Fitt	Director

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director

/s/ Mark S. Ordan Mark S. Ordan	Director

/s/ Derica W. Rice Derica W. Rice	Director

/s/ William J. Shaw William J. Shaw	Director

/s/ Anthony Welters Anthony Welters	Director

/s/ Charles E. Andrews, Jr. Charles E. Andrews, Jr.	Chief Accounting Officer (principal accounting officer)