Form 10-Q
period 2025-03-31
Carlyle Group Inc.
filed 2025-05-09
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2025
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
As of May 6, 2025, there were 361,135,881 shares of common stock of the registrant outstanding.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the
Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements related to our expectations, estimates, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions and statements that are not historical facts, including our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, and our dividend policy. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,”
“expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,”
“estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties, and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described in this Quarterly Report on Form 10-Q and under the section entitled “Risk Factors” in our Annual Report on Form
10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27,
2025, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other periodic filings with the SEC.
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
•Global Private Equity: Buyout, growth, real estate, infrastructure and natural resources funds advised by Carlyle, as well as certain energy funds advised by our strategic partner NGP Energy Capital Management (“NGP”) in which
Carlyle is entitled to receive a share of carried interest (“NGP Carry Funds”);
•Global Credit: Opportunistic credit, aviation finance, and other closed-end credit funds advised by Carlyle; and
•Carlyle AlpInvest (formerly, Global Investment Solutions): Funds and vehicles advised by AlpInvest Partners B.V.
and its affiliates (“AlpInvest”), which include global private equity programs that pursue secondary purchases and financing of existing portfolios, managed co-investment programs, and primary fund investments.
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
(f)the gross assets (including assets acquired with leverage) of certain cross-platform credit and direct lending products, excluding cash and cash equivalents for one of our business development companies (included in “Fee-
earning AUM based on fair value and other” in the table below); and
(g)the lower of cost or fair value of invested capital, generally for AlpInvest carry funds where the commitment fee period has expired and certain carry funds where the investment period has expired.
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
(d)the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement; and
(e) the gross assets (including assets acquired with leverage) of certain cross-platform credit and direct lending products, plus the capital that Carlyle is entitled to call from investors in those vehicles pursuant to the terms of their capital commitments to those vehicles.
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
“Metropolitan” or “MRE” refers to Metropolitan Real Estate Management, LLC, which was included in the Carlyle
AlpInvest business segment prior to its sale on April 1, 2021.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$1,190.3	$1,266.0
Cash and cash equivalents held at Consolidated Funds	570.9	830.4
Restricted cash	9.0	0.5
Investments, including accrued performance allocations of $6,985.8 and $7,053.5 as of March 31, 2025 and December 31, 2024, respectively	10,739.9	10,936.7
Investments of Consolidated Funds	9,329.8	7,782.4
Due from affiliates and other receivables, net	790.2	805.6
Due from affiliates and other receivables of Consolidated Funds, net	228.3	237.1
Fixed assets, net	188.2	185.3
Lease right-of-use assets, net	356.1	341.4
Deposits and other	67.4	56.4
Intangible assets, net	603.2	634.1
Deferred tax assets	22.2	27.6
Total assets	$24,095.5	$23,103.5
Liabilities and equity
Debt obligations	$2,156.1	$2,143.5
Loans payable of Consolidated Funds	7,801.7	6,864.2
Accounts payable, accrued expenses and other liabilities	367.1	389.8
Accrued compensation and benefits	5,063.5	5,446.6
Due to affiliates	292.8	241.9
Deferred revenue	421.5	138.7
Deferred tax liabilities	106.0	137.0
Other liabilities of Consolidated Funds	955.9	861.6
Lease liabilities	501.1	488.6
Accrued giveback obligations	44.6	44.0
Total liabilities	17,710.3	16,755.9
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (360,881,683 and 357,183,632 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	3.6	3.6
Additional paid-in-capital	3,997.7	3,892.3
Retained earnings	1,864.8	2,040.8
Accumulated other comprehensive loss	(288.7)	(329.8)
Non-controlling interests in consolidated entities	807.8	740.7
Total equity	6,385.2	6,347.6
Total liabilities and equity	$24,095.5	$23,103.5
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Fund management fees	$586.1	$523.6
Incentive fees	43.2	26.2
Investment income (loss)
Performance allocations	222.9	(157.0)
Principal investment income (loss)	(63.1)	73.1
Total investment income (loss)	159.8	(83.9)
Interest and other income	50.6	57.6
Interest and other income of Consolidated Funds	133.4	164.9
Total revenues	973.1	688.4
Expenses
Compensation and benefits
Cash-based compensation and benefits	218.4	221.9
Equity-based compensation	103.5	108.3
Performance allocations and incentive fee related compensation	171.4	(72.8)
Total compensation and benefits	493.3	257.4
General, administrative and other expenses	173.6	147.7
Interest	27.8	30.8
Interest and other expenses of Consolidated Funds	113.5	124.6
Other non-operating expenses	—	0.2
Total expenses	808.2	560.7
Other income (loss)
Net investment income (loss) of Consolidated Funds	6.1	(7.0)
Income before provision for income taxes	171.0	120.7
Provision for income taxes	12.4	21.9
Net income	158.6	98.8
Net income attributable to non-controlling interests in consolidated entities	28.6	33.2
Net income attributable to The Carlyle Group Inc.	$130.0	$65.6
Net income attributable to The Carlyle Group Inc. per common share (see Note 12)
Basic	$0.36	$0.18
Diluted	$0.35	$0.18
Weighted-average common shares
Basic	359,464,272	360,908,247
Diluted	366,336,892	369,343,601
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$158.6	$98.8
Other comprehensive income (loss)
Foreign currency translation adjustments	47.0	(20.7)
Defined benefit plans
Unrealized income (loss) for the period	(1.1)	0.4
Reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	(0.1)	(0.1)
Other comprehensive income (loss)	45.8	(20.4)
Comprehensive income	204.4	78.4
Comprehensive income attributable to non-controlling interests in consolidated entities	33.3	30.5
Comprehensive income attributable to The Carlyle Group Inc.	$171.1	$47.9
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2024	357.2	$3.6	$3,892.3	$2,040.8	$(329.8)	$740.7	$6,347.6
Shares repurchased	(0.5)	—	—	(25.0)	—	—	(25.0)
Initial consolidation of a Consolidated Entity	—	—	—	—	—	35.0	35.0
Net shares issued for equity-based awards	4.2	—	—	(151.5)	—	—	(151.5)
Equity-based compensation	—	—	102.3	—	—	—	102.3
Dividend-equivalent rights on certain equity- based awards	—	—	3.1	(3.1)	—	—	—
Contributions	—	—	—	—	—	163.0	163.0
Dividends and distributions	—	—	—	(126.4)	—	(164.2)	(290.6)
Net income	—	—	—	130.0	—	28.6	158.6
Currency translation adjustments	—	—	—	—	42.3	4.7	47.0
Defined benefit plans, net	—	—	—	—	(1.2)	—	(1.2)
Balance at March 31, 2025	360.9	$3.6	$3,997.7	$1,864.8	$(288.7)	$807.8	$6,385.2

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2023	361.3	$3.6	$3,403.0	$2,082.1	$(297.3)	$593.1	$5,784.5
Shares repurchased	(2.8)	—	—	(131.2)	—	—	(131.2)
Net shares issued for equity-based awards	0.8	—	—	(19.4)	—	—	(19.4)
Equity-based compensation	—	—	108.7	—	—	—	108.7
Dividend-equivalent rights on certain equity- based awards	—	—	2.2	(2.2)	—	—	—
Contributions	—	—	—	—	—	64.7	64.7
Dividends and distributions	—	—	—	(126.7)	—	(19.0)	(145.7)
Net income	—	—	—	65.6	—	33.2	98.8
Currency translation adjustments	—	—	—	—	(18.0)	(2.7)	(20.7)
Defined benefit plans, net	—	—	—	—	0.3	—	0.3
Balance at March 31, 2024	359.3	$3.6	$3,513.9	$1,868.2	$(315.0)	$669.3	$5,740.0
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$158.6	$98.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	46.9	45.3
Equity-based compensation	103.5	108.3
Non-cash performance allocations and incentive fees, net	15.0	190.9
Non-cash principal investment income	72.7	(70.0)
Other non-cash amounts	12.6	(2.9)
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(7.0)	(82.7)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	0.9	89.7
Purchases of investments by Consolidated Funds	(2,425.5)	(1,477.3)
Proceeds from sales and settlements of investments by Consolidated Funds	1,430.8	1,276.3
Non-cash interest income, net	(4.1)	(6.7)
Change in cash and cash equivalents held at Consolidated Funds	270.9	(80.0)
Change in other receivables held at Consolidated Funds	8.3	(65.0)
Change in other liabilities held at Consolidated Funds	(2.5)	227.9
Purchases of investments	(78.3)	(145.1)
Proceeds from the sale of investments	144.8	102.1
Payments of contingent consideration	(1.0)	(1.5)
Changes in deferred taxes, net	(29.4)	(47.1)
Change in due from affiliates and other receivables	10.7	6.7
Change in deposits and other	(10.8)	(19.7)
Change in accounts payable, accrued expenses and other liabilities	(25.4)	41.5
Change in accrued compensation and benefits	(327.7)	(365.6)
Change in due to affiliates	6.5	(2.2)
Change in lease right-of-use assets and lease liabilities	(2.8)	(2.2)
Change in deferred revenue	280.2	251.6
Net cash (used in) provided by operating activities	(352.1)	71.1
Cash flows from investing activities
Purchases of fixed assets, net	(16.7)	(14.2)
Net cash used in investing activities	(16.7)	(14.2)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities
Payments on CLO borrowings	(14.6)	(13.9)
Proceeds from CLO borrowings, net of financing costs	15.1	—
Net borrowings on loans payable of Consolidated Funds	559.4	45.3
Dividends to common stockholders	(126.4)	(126.7)
Payment of deferred consideration for Carlyle Holdings units	—	(68.8)
Contributions from non-controlling interest holders	163.0	64.7
Distributions to non-controlling interest holders	(164.2)	(19.0)
Common shares repurchased and net share settlement of equity-based awards	(176.5)	(150.0)
Change in due to/from affiliates financing activities	40.8	51.7
Net cash provided by (used in) financing activities	296.6	(216.7)
Effect of foreign exchange rate changes	5.0	(4.4)
Decrease in cash, cash equivalents and restricted cash	(67.2)	(164.2)
Cash, cash equivalents and restricted cash, beginning of period	1,266.5	1,442.1
Cash, cash equivalents and restricted cash, end of period	$1,199.3	$1,277.9
Supplemental non-cash disclosures
Initial consolidation of Consolidated Funds	$57.0	$—

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,190.3	$1,276.5
Restricted cash	9.0	1.4
Total cash, cash equivalents and restricted cash, end of period	$1,199.3	$1,277.9
Cash and cash equivalents held at Consolidated Funds	$570.9	$426.0
See accompanying notes.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Carlyle is one of the world’s largest global investment firms that deploys private capital across its business and conducts its operations through three reportable segments: Global Private Equity, Global Credit, and Carlyle AlpInvest (see Note 15,
Segment Reporting). In the Global Private Equity segment, Carlyle advises buyout, growth, real estate, infrastructure, and natural resources funds. The Global Private Equity segment also includes the NGP Carry Funds advised by NGP. The Global
Credit segment advises funds and vehicles that pursue investment strategies including insurance solutions, liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, cross-platform credit products, and global capital markets. The Carlyle AlpInvest segment (formerly, Global Investment Solutions) advises global private equity programs that pursue secondary purchases and financing of existing portfolios, managed co-investment programs, and primary fund investments. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities and certain CLOs managed by the
Company (collectively, the “Consolidated Funds”) have been consolidated in the accompanying financial statements. The consolidation of the Consolidated Funds generally has a gross-up effect on assets, liabilities and cash flows, and generally has no effect on the net income attributable to the Company. The economic ownership interests of the other investors in the
Consolidated Funds are reflected as non-controlling interests in consolidated entities in the accompanying condensed consolidated financial statements. All of the investments held and notes issued by the Consolidated Funds are presented at their estimated fair values in the Company’s condensed consolidated balance sheets. Interest and other income of the Consolidated
Funds, interest expense and other expenses of the Consolidated Funds, and net investment income (losses) of Consolidated
Funds are included in the Company’s condensed consolidated statements of operations.
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
funds.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2025. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.
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
As of March 31, 2025, assets and liabilities of the consolidated VIEs reflected in the condensed consolidated balance sheets were $10.1 billion and $8.8 billion, respectively. As of December 31, 2024, assets and liabilities of the consolidated
VIEs reflected in the consolidated balance sheets were $8.9 billion and $7.7 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees and contingent incentive fees have been eliminated as intercompany transactions. As of March 31, 2025, the Company held $329.3 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include certain investment funds in the Global Private Equity segment that are accounted for as consolidated VIEs due to the
Company providing financing to bridge investment purchases. As of March 31, 2025, the Company held $663.6 million of notes receivable and investments related to these investment funds which represents its maximum risk of loss. The Company’s
Consolidated Funds also include certain funds in the Global Credit and Carlyle AlpInvest segments that are accounted for as consolidated VIEs due to the Company having a significant indirect interest in these funds via the Company’s investment in
Fortitude (see Note 4, Investments).
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

	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Investments	$836.0	$942.6
Accrued performance allocations	640.2	580.8
Management fee receivables	70.7	62.4
Total	$1,546.9	$1,585.8
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of March 31,
2025 and December 31, 2024.
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
As it relates to the Company’s performance obligation to provide investment management services, the Company typically satisfies this performance obligation over time as the services are rendered, as the funds simultaneously receive and consume the benefits provided as the Company performs the service. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to the funds. Management fees earned from each investment management contract over the contract life represent variable consideration because the consideration the Company is entitled to varies based on fluctuations in the basis for the management fee, for example fund net asset value (“NAV”) or assets under management (“AUM”). Given that the management fee basis is susceptible to market factors outside of the Company’s influence, management fees are constrained and, therefore, estimates of future period management fees are generally not included in the transaction price. Revenue recognized for the investment management services provided is generally the amount determined at the end of the period because that is when the uncertainty for that period is resolved.
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
Management fees for the Company’s carry fund vehicles in the Carlyle AlpInvest segment generally range from 0.25% to
1.5% of the vehicle’s capital commitments during the commitment fee period of the relevant fund. Following the expiration of the commitment fee period, the management fees generally range from 0.25% to 1.5% on (i) the net invested capital, (ii) the lower of cost or net asset value of the capital invested, or (iii) the net asset value for unrealized investments. Management fees for the Carlyle AlpInvest carry fund vehicles are generally due quarterly in advance and recognized over the related quarter.
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
Transaction and advisory fees allocable to funds that do not pay fund management fees do not have a rebate offset. The
Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global
Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of
$76.7 million and $23.8 million for the three months ended March 31, 2025 and 2024, respectively, net of rebate offsets as defined in the respective fund limited partnership agreements.
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
For closed-end carry funds in the Global Private Equity and Global Credit segments, the Company is generally entitled to a 20% allocation (or approximately 2% to 12.5% for most of the Carlyle AlpInvest segment carry fund vehicles) of the net realized income or gain as a carried interest after returning the invested capital, the allocation of preferred returns of generally
7% to 9% and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). These terms may vary on longer-dated funds, certain credit funds, and external co-investment vehicles. Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement. The Company recognizes revenues attributable to performance allocations based upon the amount that

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date.
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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return, and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of March 31, 2025 and December 31, 2024, the
Company accrued $44.6 million and $44.0 million, respectively, for giveback obligations.
Principal investment income (loss) is realized when the Company redeems all or a portion of its investment or when the
Company receives or is due cash income, such as dividends or distributions. Unrealized principal investment income (loss)
results from the Company’s proportionate share of the investee’s unrealized earnings, including changes in the fair value of the underlying investment, as well as the reversal of unrealized gain (loss) at the time an investment is realized. As it relates to the
Company’s investments in NGP (see Note 4, Investments), principal investment income includes the related amortization of the basis difference between the Company’s carrying value of its investment and the Company’s share of underlying net assets of the investee, as well as the compensation expense associated with compensatory arrangements provided by the Company to employees of its equity method investee, and impairment charges.
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $123.0 million and $142.6 million for the three months ended March 31, 2025 and 2024, respectively, and is included in interest and other income of
Consolidated Funds in the accompanying condensed consolidated statements of operations.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees and certain other interests earned is due to employees and advisors of the Company. These amounts are accounted for as profit sharing interests in compensation expense in a systematic and rational manner in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. The liability is measured assuming the hypothetical liquidation of the associated funds’ underlying investments as of the measurement date. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As any vesting requirement is accelerated upon realization, the service period is not considered substantive when recording the liability based on the hypothetical liquidation value. As of both March 31, 2025 and December 31, 2024, the Company recorded a liability of $4.8 billion related to the portion of accrued performance allocations and incentive fees due to employees and advisors, respectively, which was included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.
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
The fair value measurement accounting guidance under ASC 820, Fair Value Measurement, establishes a hierarchical disclosure framework which ranks the observability of market price inputs used in measuring financial instruments at fair value.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Investments, at Fair Value
Investments include (i) the Company’s ownership interests (typically general partner interests) in the Funds, including the
Company’s investment in Fortitude held through Carlyle FRL (which are accounted for as equity method investments), (ii) the
Company’s investment in NGP (which is accounted for as an equity method investment), (iii) the investments held by the
Consolidated Funds (which are presented at fair value in the Company’s condensed consolidated financial statements), and (iv)
certain credit-oriented investments, including investments in the CLOs and the common shares of Carlyle Secured Lending,
Inc. (“CGBD,” see Note 4, Investments, and Note 9, Related Party Transactions, for more information) which are accounted for as trading securities.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase
(“Repurchase Agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under Repurchase Agreements on terms that permit the counterparties to repledge or resell the securities to others. As of March 31, 2025, $265.9 million of securities were transferred to counterparties under Repurchase Agreements and are included within investments in the condensed consolidated balance sheets. Cash received under Repurchase Agreements is recognized as a liability within debt obligations in the condensed consolidated balance sheets. See Note 6, Borrowings, for additional information.
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
Leases
The Company accounts for its leases in accordance with ASC 842, Leases, and recognizes a lease liability and right-of-
use (“ROU”) asset in the condensed consolidated balance sheets for contracts that it determines are leases or contain a lease.
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
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) comprise foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of March 31, 2025 and December 31, 2024 were as follows:

	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Currency translation adjustments	$(285.6)	$(327.9)
Unrealized losses on defined benefit plans	(3.1)	(1.9)
Total	$(288.7)	$(329.8)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains
(losses) resulting from transactions outside of the functional currency of an entity of $(4.3) million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.
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
The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disaggregated disclosures of certain categories of expenses on an annual and interim basis including employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The
Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
3. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy levels as disclosed in Note 2, Summary of Significant Accounting Policies, as of March 31, 2025:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds(1):
Equity securities(2)	$—	$—	$821.7	$821.7
Bonds	—	—	495.8	495.8
Loans	—	—	7,632.6	7,632.6
	—	—	8,950.1	8,950.1
Investments in CLOs and other:
Investments in CLOs	—	—	365.5	365.5
Other investments(3)	83.2	21.2	63.7	168.1
	83.2	21.2	429.2	533.6
Foreign currency forward contracts	—	2.5	—	2.5
Subtotal	$83.2	$23.7	$9,379.3	$9,486.2
Investments measured at net asset value				387.0
Total				$9,873.2
Liabilities
Loans payable of Consolidated Funds(4)(5)	$—	$—	$7,680.3	$7,680.3
Foreign currency forward contracts	—	3.0	—	3.0
Total	$—	$3.0	$7,680.3	$7,683.3
(1)This balance excludes $379.2 million of Investments of Consolidated Funds that are included in Investments measured at net asset value, which relate to certain consolidated investment fund of funds in the Company’s Carlyle AlpInvest segment.
(2)This balance includes $684.8 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs as of March 31, 2025.
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
(5)Loans payable of Consolidated Funds balance excludes a $121.4 million revolving credit balance.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2024:

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
(1)This balance excludes $312.6 million of Investments of Consolidated Funds that are included in Investments measured at net asset value, which relate to certain consolidated investment fund of funds in the Company’s Carlyle AlpInvest segment.
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

	Financial Assets
	Three Months Ended March 31, 2025
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$572.0	$465.1	$6,431.4	$378.9	$85.1	$7,932.5
Initial consolidation of funds(1)	—	24.0	167.9	1.0	—	192.9
Transfer out related to the Exchange(2)	—	—	—	—	(50.4)	(50.4)
Purchases	253.2	56.4	2,225.3	1.1	37.8	2,573.8
Sales and distributions	(9.0)	(72.6)	(943.9)	(36.2)	(11.2)	(1,072.9)
Settlements	—	—	(358.9)	—	—	(358.9)
Realized and unrealized gains (losses), net
Included in earnings	5.5	4.5	(10.9)	12.0	2.4	13.5
Included in other comprehensive income	—	18.4	121.7	8.7	—	148.8
Balance, end of period	$821.7	$495.8	$7,632.6	$365.5	$63.7	$9,379.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$4.8	$4.2	$0.6	$10.2	$5.1	$24.9
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$15.5	$109.4	$9.7	$—	$134.6

	Financial Assets
	Three Months Ended March 31, 2024
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$377.6	$522.5	$5,862.1	$532.6	$84.6	$7,379.4
Purchases	24.8	46.4	1,397.4	1.0	—	1,469.6
Sales and distributions	(6.1)	(72.8)	(729.5)	(24.0)	(0.9)	(833.3)
Settlements	—	—	(464.7)	—	—	(464.7)
Realized and unrealized gains (losses), net
Included in earnings	(9.0)	15.6	72.8	15.2	9.5	104.1
Included in other comprehensive income	—	(11.3)	(73.2)	(4.0)	—	(88.5)
Balance, end of period	$387.3	$500.4	$6,064.9	$520.8	$93.2	$7,566.6
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(9.0)	$16.4	$60.8	$15.2	$8.6	$92.0
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(10.2)	$(68.9)	$(4.0)	$—	$(83.1)
(1)As a result of the initial consolidation of one fund during the three months ended March 31, 2025.
(2)Represents the exchange of the BDC Preferred Shares, which were valued using Level III inputs, for common shares of CGBD, which are valued using Level I inputs. See Note 9, Related Party Transactions, for more information.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$6,809.1	$6,298.6
Initial consolidation of funds(1)	193.8	—
Borrowings	782.1	546.7
Paydowns	(242.1)	(207.7)
Sales	(6.5)	(288.7)
Realized and unrealized (gains) losses, net
Included in earnings	1.2	89.4
Included in other comprehensive income	142.7	(86.0)
Balance, end of period	$7,680.3	$6,352.3
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$10.0	$91.1
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$133.5	$(87.9)
(1) As a result of the initial consolidation of one fund during the three months ended March 31, 2025.
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
Gains and losses included in other comprehensive income for all Level III financial asset and liabilities are included in accumulated other comprehensive loss and non-controlling interests in consolidated entities.
The following table summarizes quantitative information about the Company’s Level III inputs as of March 31, 2025:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from Increase in Input
(Dollars in millions)	March 31, 2025
Assets
Investments of Consolidated Funds:
Equity securities	$4.6	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 79.83 (0.27)	Higher
	642.4	Discounted Cash Flow	Discount Rates	9% - 17% (11%)	Lower
			Terminal Growth Rate	0% - 7% (4%)	Higher
		Comparable Multiple	EBITDA Multiple	6.8x - 21.8x (12.3x)	Higher
			TCF Multiple	28.9x - 28.9x (28.9x)	Higher
	71.7	Discounted Cash Flow	Discount Rates	7% - 34% (21%)	Lower
			Constant Prepayment Rate	6% - 18% (9%)	Lower
			Constant Default Rate	0% - 6% (2%)	Lower
			Recovery Rate	0% - 40% (24%)	Higher
	103.0	Other(1)	N/A	N/A	N/A

Bonds	495.8	Consensus Pricing	Indicative Quotes (% of Par)	31 - 107 (95)	Higher
Loans	7,527.4	Consensus Pricing	Indicative Quotes (% of Par)	0 - 103 (98)	Higher
	97.4	Discounted Cash Flow	Discount Rates	7% - 17% (10%)	Lower
	6.5	Discounted Cash Flow	Discount Rates	15% - 15% (15%)	Lower
			Constant Prepayment Rate	8% - 14% (11%)	Lower
			Constant Default Rate	1% - 1% (1%)	Lower
			Recovery Rate	0% - 0% (0%)	Higher
	1.3	Other(1)	N/A	N/A	N/A

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	8,950.1
Investments in CLOs:
Senior secured notes	305.7	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	87 - 101 (100)	Higher
			Discount Margins (Basis Points)	86 - 1,355 (193)	Lower
			Default Rates	2% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Subordinated notes and preferred shares	59.8	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	1 - 100 (42)	Higher
			Discount Rates	5% - 36% (15%)	Lower
			Default Rates	2% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Other investments:
Aviation subordinated notes	8.5	Discounted Cash Flow	Discount Rates	21% - 21% (21%)	Lower
Loans	55.2	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	97 - 99 (98)	Higher
			Discount Rates	9% - 16% (11%)	Lower
		Comparable Multiple	EBITDA Multiple	6.0x - 6.0x (6.0x)	Higher
Total	$9,379.3
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$7,434.2	Other(2)	N/A	N/A	N/A
Subordinated notes and preferred shares	246.1	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	15 - 89 (53)	Higher
			Discount Rates	(3)% - 35% (13%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher

Total	$7,680.3
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes quantitative information about the Company’s Level III inputs as of December 31, 2024:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from Increase in Input
(Dollars in millions)	December 31, 2024
Assets
Investments of Consolidated Funds:
Equity securities	$3.9	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 112.17 (0.01)	Higher
	485.0	Discounted Cash Flow	Discount Rates	10% - 13% (11%)	Lower
			Terminal Growth Rate	3% - 7% (6%)	Higher
		Comparable Multiple	EBITDA Multiple	7.7x - 23.2x (12.8x)	Higher
			TCF Multiple	26.0x - 26.0x (26.0x)	Higher
	38.2	Discounted Cash Flow	Discount Rates	14% - 34% (18%)	Lower
			Constant Prepayment Rate	6% - 16% (11%)	Lower
			Constant Default Rate	1% - 4% (2%)	Lower
			Recovery Rate	0% - 40% (17%)	Higher
	44.9	Other(1)	N/A	N/A	N/A

Bonds	465.1	Consensus Pricing	Indicative Quotes (% of Par)	30 - 103 (93)	Higher
Loans	6,408.2	Consensus Pricing	Indicative Quotes (% of Par)	0 - 105 (97)	Higher
	10.2	Discounted Cash Flow	Discount Rates	9% - 19% (18%)	Lower
	6.4	Discounted Cash Flow	Discount Rates	16% - 16% (16%)	Lower
			Constant Prepayment Rate	8% - 14% (11%)	Lower
			Constant Default Rate	1% - 1% (1%)	Lower
			Recovery Rate	0% - 0% (0%)	Higher
Other	6.6	Other(1)	N/A	N/A	N/A
	7,468.5
Investments in CLOs
Senior secured notes	321.8	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	80 - 101 (99)	Higher
			Discount Margins (Basis Points)	113 - 1,535 (214)	Lower
			Default Rates	2% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Subordinated notes and preferred shares	57.1	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	1 - 103 (38)	Higher
			Discount Rate	4% - 35% (16%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Other investments:
BDC preferred shares	53.4	Other(2)	Net Asset Value per Share	16.80 - 16.80 (16.80)	Lower
Aviation subordinated notes	2.9	Discounted Cash Flow	Discount Rates	21% - 21% (21%)	Lower
Loans	28.8	Consensus Pricing	Indicative Quotes (% of Par)	99 - 99 (99)	Higher
Total	$7,932.5
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$6,598.8	Other(3)	N/A	N/A	N/A
Subordinated notes and preferred shares	210.3	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	11 - 87 (34)	Higher
			Discount Rates	2% - 35% (15%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Total	$6,809.1
(1)Fair value approximates transaction price that was in close proximity to the reporting date.
(2)See Note 9, Related Party Transactions, for more information.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(3)Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
4. Investments
Investments consist of the following:

	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Accrued performance allocations	$6,985.8	$7,053.5
Principal equity method investments, excluding performance allocations	3,153.2	3,292.3
Principal investments in CLOs	365.5	378.9
Other investments	235.4	212.0
Total	$10,739.9	$10,936.7
Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Global Private Equity	$4,723.5	$4,910.2
Global Credit	589.8	527.1
Carlyle AlpInvest	1,672.5	1,616.2
Total	$6,985.8	$7,053.5
Approximately 23% and 20% of accrued performance allocations at March 31, 2025 and December 31, 2024, respectively, was related to Carlyle Partners VII, L.P., one of the Company’s Global Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee related compensation (see Note 7, Accrued Compensation and Benefits), and accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Global Private Equity	$(19.1)	$(18.5)
Global Credit	(25.5)	(25.5)
Total	$(44.6)	$(44.0)
Principal Equity-Method Investments, Excluding Performance Allocations
The Company’s principal equity method investments (excluding performance allocations) include its fund investments in
Global Private Equity, Global Credit, and Carlyle AlpInvest typically as general partner interests, and its investments in
Fortitude through a Carlyle-affiliated fund (included within Global Credit) and NGP (included within Global Private Equity), which are not consolidated. Principal investments are related to the following segments:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Global Private Equity(1)	$1,660.0	$1,818.0
Global Credit(2)	1,188.4	1,157.0
Carlyle AlpInvest	304.8	317.3
Total	$3,153.2	$3,292.3
(1)The balance includes $766.3 million and $912.0 million as of March 31, 2025 and December 31, 2024, respectively, related to the
Company’s equity method investments in NGP.
(2)The balance includes $737.4 million and $723.5 million as of March 31, 2025 and December 31, 2024, respectively, related to the
Company’s investment in Fortitude.
Investment in Fortitude
In November 2018, the Company acquired a 19.9% interest in Fortitude Group Holdings, LLC (“Fortitude Holdings”), a
wholly owned subsidiary of American International Group, Inc. (“AIG”). Fortitude Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“Fortitude Re”). The Company paid
$381 million in cash at closing and paid $95 million in additional deferred consideration in 2024. In May 2020, the initial purchase price was adjusted upward by $99.5 million in accordance with the purchase agreement as Fortitude Holdings chose not to distribute a planned non-pro rata dividend to AIG, of which the Company paid $79.6 million in May 2020. The remaining $19.9 million was paid in 2024.
In June 2020, Carlyle FRL, L.P. (“Carlyle FRL”), a Carlyle-affiliated investment fund, and T&D United Capital Co., Ltd.
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
In March 2022, the Company raised $2.0 billion in third-party equity capital from certain investors in Carlyle FRL and
T&D, and committed $100 million from the Company for additional equity capital in Fortitude. Upon Fortitude calling the remaining commitments from the capital raise in May 2023, the Company’s indirect ownership of Fortitude decreased to
10.5%. Effective October 2023, a third-party investor in Carlyle FRL received a distribution in kind of its interest in FGH
Parent held indirectly through the fund, reducing Carlyle FRL’s ownership in FGH Parent to 38.5%. Following the additional capital contributions in 2022 and 2023, Carlyle FRL and its strategic third-party investors collectively hold a 97.5% interest in
FGH Parent.
In November 2024, Fortitude declared and paid a $200.0 million dividend, of which Carlyle FRL’s share was
$76.9 million. The Company received a distribution from Carlyle FRL of $21.0 million related to this dividend, of which
$7.9 million was recognized as realized principal investment income, and the balance as return of capital. As of March 31,
2025, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude at fair value, was $737.4 million, relative to equity invested of $666.8 million.
The Company has an asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of March 31, 2025, Fortitude, its affiliates and certain Fortitude reinsurance counterparties have committed approximately $20.6 billion of capital to-date to various Carlyle strategies. On April 1, 2022, the Company entered into a strategic advisory services agreement with certain subsidiaries of Fortitude through Carlyle Insurance Solutions Management L.L.C. (“CISM”), an investment adviser. Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Third-party investors who

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
participated in the March 2022 capital raise also made a minority investment in CISM, which is reflected as non-controlling interest in consolidated entities in the condensed consolidated financial statements.
Investment in NGP
The Company has equity interests in NGP Management Company, L.L.C. (“NGP Management”), the general partners of certain carry funds advised by NGP, and principal investments in certain NGP funds as described below. These investments are included in the Global Private Equity segment. NGP Management serves as the investment advisor to the NGP Energy Funds.
The Company does not control NGP and accounts for its investments in NGP under the equity method of accounting.
The Company’s investments in NGP as of March 31, 2025 and December 31, 2024 are as follows:

	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Investment in NGP Management	$275.7	$369.2
Investments in NGP general partners - accrued performance allocations	441.4	489.4
Principal investments in NGP funds	49.2	53.4
Total investments in NGP	$766.3	$912.0
NGP Restructuring. On March 31, 2025, the Company restructured the terms of its strategic investment in NGP (the
“Restructuring”) to further align the interests of the Company and NGP. The Restructuring eliminated previous restrictions on the Company’s ability to pursue domestic energy strategies, established a new capital markets fees arrangement with NGP, and terminated the Company’s obligation to grant up to $10 million of its common shares to NGP annually following a final grant made with respect to 2030. Additionally, in order to facilitate the development of future funds while substantially maintaining the Company’s economics on existing funds, the Restructuring reduced the Company’s allocation of the management fee related revenues of NGP Management related to future funds, as well as its share of the performance allocations received by current and future NGP fund general partners, as discussed further below.
Prior to the Restructuring, the Company’s equity interests in NGP Management entitled the Company to an allocation of income equal to 55.0% of the management fee related revenues earned by NGP Management. Subsequent to the Restructuring, for all funds that held an initial closing after December 31, 2024, the Company’s allocations of income for the management fee related revenues will be based on a sliding scale of the total annual management fee related revenues accrued from all such funds in the aggregate up to 55.0%, including all management fees being retained by NGP for the years 2025 through 2028 on such future NGP funds. The Company identified the reduction of its allocation of the management fee related revenues of NGP
Management as an indicator of impairment and performed an impairment analysis. As a result of the Restructuring, the
Company concluded that the carrying value of its investment in NGP Management was impaired and recorded an impairment charge of $92.5 million during the three months ended March 31, 2025, representing the difference in the carrying value of the investment of $352.5 million and its fair value of $260.0 million at the time of Restructuring. The Company utilized a discounted cash flow method for determining the fair value of its equity method investment, which is a Level III valuation within the fair value hierarchy and utilizes significant unobservable assumptions, including discount rates and long-term growth rates. The allocation of management fee related revenues for existing NGP funds remains unchanged, including the Company’s interest in management fees from NGP XI, NGP XII, and NGP XIII.
The impairment charge created new basis differences with an estimated fair value of $165 million within the equity method investment. These basis differences will be amortized over an estimated useful life ranging from five to seven years as a reduction of principal investment income.
The Company’s investment in the general partners of the NGP Carry Funds entitled it to 47.5% (38.0% to 42.75% in the case of certain funds) of the performance allocations received by certain current and future NGP fund general partners prior to the Restructuring. In connection with the Restructuring, the Company’s allocation of the performance allocations from existing
NGP Carry Funds was reduced to a range of 35.1% to 43.8%, which resulted in a $38 million reduction in accrued performance allocations during the three months ended March 31, 2025. The Company’s interest in the performance allocations from future

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NGP Carry Funds will be based on a sliding scale of the fee paying capital raised in each future NGP Carry Fund, up to 47.5%
of the performance allocations received by future NGP Carry Funds.
The impairment charge related to the investment in NGP Management and the reduction in accrued performance allocations from NGP Carry Funds are recorded in Principal investment income (loss) in the condensed consolidated statements of operations and excluded from Distributable Earnings, as defined in Note 15, Segment Reporting.
Investment in NGP Management. As referenced above, the Company’s equity interests in NGP Management entitle the
Company to an allocation of income equal to 55.0% of the management fee related revenues earned by existing funds, and up to
55.0% of management fees earned on future NGP funds in the aggregate, including all management fees being retained by NGP for the years 2025 through 2028 on such future NGP funds. The Company records investment income (loss) for its equity income allocation from NGP management fee related revenues and also records its share of any allocated expenses from NGP
Management, as well as expenses associated with the compensatory elements of the investment and any impairment charges.
The net investment income (loss) recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Management fee related revenues from NGP Management	$16.1	$17.3
Expenses related to the investment in NGP Management	(3.6)	(3.2)
Impairment of investment in NGP Management	(92.5)	—
Net investment income from NGP Management	$(80.0)	$14.1
Management fee related revenues from NGP Management were primarily driven by NGP XI, NGP XII, and NGP XIII during the three months ended March 31, 2025 and NGP XII and NGP XI during the three months ended March 31, 2024.
These funds calculate management fees as 1.5% of the limited partners’ commitments less any return of capital or write-offs during the investment period. Following the investment period, the basis on which fund management fees are generally calculated is further reduced by a reserve for future management fees and operating costs.
Investment in the General Partners of NGP Carry Funds. As referenced above, the Company’s investment in the general partners of the NGP Carry Funds entitle it to up to 47.5% of the performance allocations received by NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income
(loss) from equity method investments rather than performance allocations in its condensed consolidated statements of operations. The Company recognized net investment earnings (losses) related to these performance allocations (including the
$38.0 million reduction related to the Restructuring) of $(28.5) million and $15.3 million for the three months ended March 31,
2025 and 2024, respectively, in its condensed consolidated statements of operations.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The
Company recognized net investment earnings (losses) related to principal investment income (loss) in its condensed consolidated statements of operations of $1.3 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of March 31, 2025 and December 31, 2024 were $365.5 million and $378.9 million, respectively, and consisted of investments in CLO senior and subordinated notes. A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 6, Borrowings). As of March 31, 2025 other investments include the Company’s investment in common shares of CGBD at fair value of $48.6 million. As of December 31, 2024, other investments include the Company’s investment in preferred shares of CGBD (the “BDC Preferred Shares”) at fair value of
$53.4 million, which were exchanged for common shares effective March 27, 2025 (see Note 9, Related Party Transactions).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Performance allocations
Realized	$332.9	$389.7
Unrealized	(110.0)	(546.7)
	222.9	(157.0)
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	(29.4)	53.7
Unrealized	(33.3)	(6.6)
	(62.7)	47.1
Principal investment income (loss) from investments in CLOs and other investments
Realized	(2.0)	2.2
Unrealized	1.6	23.8
	(0.4)	26.0
Total	$159.8	$(83.9)
The performance allocations included in revenues are derived from the following segments:

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Global Private Equity	$85.0	$(363.5)
Global Credit	79.0	65.1
Carlyle AlpInvest	58.9	141.4
Total	$222.9	$(157.0)
The following tables summarize the funds that are the primary drivers of performance allocations for the three months ended March 31, 2025 and 2024, as well as the total revenue recognized, including performance allocations as well as fund management fees and principal investment income:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended March 31, 2025
(Dollars in millions)
Global Private Equity	Carlyle Partners VII, L.P.	$234.1
Global Private Equity	Carlyle Asia Partners V, L.P.	(227.8)

Three Months Ended March 31, 2024
(Dollars in millions)
Global Private Equity	Carlyle Europe Partners V, L.P.	$(171.5)
Global Private Equity	Carlyle Partners VI, L.P.	(86.7)
Global Private Equity	Carlyle Partners VII, L.P.	(73.1)
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Global Private Equity	$(95.6)	$28.8
Global Credit	19.2	11.4
Carlyle AlpInvest	13.7	6.9
Total	$(62.7)	$47.1
Principal investment income for Global Private Equity for the three months ended March 31, 2025 included the impairment charge related to the investment in NGP Management of $92.5 million and the reduction in accrued performance allocations from NGP Carry Funds of $38.0 million related to the Restructuring. Principal investment income for Global Private
Equity for the three months ended March 31, 2024 included the Company’s equity income allocation from NGP performance allocations of $15.3 million.
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the three months ended March 31, 2025, the Company became the primary beneficiary of one additional
CLO. Investments in Consolidated Funds as of March 31, 2025 also included $684.8 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Interest income from investments	$123.0	$142.6
Other income	10.4	22.3
Total	$133.4	$164.9
Net Investment Income (Loss) of Consolidated Funds
Net investment income (loss) of Consolidated Funds includes net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of Net investment income (loss) of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Gains from investments of Consolidated Funds	$7.0	$82.7
Losses from liabilities of CLOs	(0.9)	(89.7)
Total	$6.1	$(7.0)
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Realized gains (losses)	$(0.4)	$(21.2)
Net change in unrealized gains	7.4	103.9
Total	$7.0	$82.7
5. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Acquired contractual rights	$925.0	$922.7
Accumulated amortization	(425.7)	(392.2)
Finite-lived intangible assets, net	499.3	530.5
Goodwill	103.9	103.6
Intangible Assets, net	$603.2	$634.1
As discussed in Note 2, Summary of Significant Accounting Policies, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and the ability to raise new funds. The Company recorded no impairment losses of intangible assets for the periods presented.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Intangible asset amortization expense was $32.6 million for both the three months ended March 31, 2025 and 2024, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the U.S. dollar. Any corresponding currency translation is recorded in accumulated other comprehensive income (loss).
The following table summarizes the expected amortization expense for 2025 through 2029 and thereafter (Dollars in millions):

Year ending December 31,
2025 (excluding the three months ended March 31, 2025)	$98.6
2026	131.3
2027	121.1
2028	114.0
2029	31.8
Thereafter	2.5
$499.3
6. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The
Company’s debt obligations consist of the following:

	March 31, 2025		December 31, 2024
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$309.1	$300.4	$289.4	$288.0
3.500% Senior Notes Due 9/19/2029	425.0	423.0	425.0	422.9
5.625% Senior Notes Due 3/30/2043	600.0	600.5	600.0	600.5
5.650% Senior Notes Due 9/15/2048	350.0	346.6	350.0	346.6
4.625% Subordinated Notes Due 5/15/2061	500.0	485.6	500.0	485.5
Total debt obligations	$2,184.1	$2,156.1	$2,164.4	$2,143.5
Senior Credit Facility
As of March 31, 2025, the senior credit facility included $1.0 billion in a revolving credit facility. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. The revolving credit facility is scheduled to mature on April 29, 2027, and principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for
non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (at March 31,
2025, the interest rate was 5.42%). The Company made no borrowings under the revolving credit facility during the three months ended March 31, 2025 and 2024, and there was no amount outstanding as of March 31, 2025.
Global Credit Revolving Credit Facility
Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. As currently amended, the Global Credit Revolving Credit Facility provides for a revolving line of credit with a capacity of $300 million, which matures in September 2027, and a second revolving line of credit with a capacity of $200 million, which matures in August 2025. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit
Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of
2.00% or an alternate base rate plus an applicable margin of 1.00%. During the three months ended March 31, 2025 and 2024,

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
the Company made no borrowings under the Global Credit Revolving Credit Facility. As of March 31, 2025, there was no borrowing outstanding under the Global Credit Revolving Credit Facility.
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding March 31, 2025	Borrowing Outstanding December 31, 2024	Maturity Date (1)	Interest Rate as of March 31, 2025
February 28, 2017	$21.7	$23.5	September 21, 2029	5.20%	(2)
December 6, 2017	21.5	25.5	January 15, 2031	6.11%	(3)
March 15, 2019	1.8	1.7	March 15, 2032	10.61%	(4)
August 20, 2019	3.9	3.7	August 15, 2032	7.29%	(4)
September 15, 2020	19.2	18.4	April 15, 2033	4.37%	(4)
January 8, 2021	20.1	19.2	January 15, 2034	5.28%	(4)
March 30, 2021	16.9	16.5	March 15, 2032	4.24%	(4)
April 21, 2021	3.5	3.3	April 15, 2033	8.63%	(4)
May 21, 2021	10.2	11.6	November 17, 2031	3.98%	(4)
June 4, 2021	20.2	19.4	January 16, 2034	5.06%	(4)
June 10, 2021	1.3	1.2	November 17, 2031	5.41%	(4)
July 15, 2021	15.1	14.5	July 15, 2034	5.08%	(4)
July 20, 2021	20.2	19.3	July 20, 2031	5.02%	(4)
August 4, 2021	15.8	15.6	August 15, 2032	4.31%	(4)
October 27, 2021	23.5	22.5	October 15, 2035	5.19%	(4)
January 6, 2022	20.3	19.4	February 15, 2035	4.94%	(4)
February 22, 2022	20.3	19.5	November 10, 2035	4.99%	(4)
September 5, 2023	—	5.1	August 28, 2031	N/A	(5)
April 25, 2024	18.0	17.2	April 25, 2037	5.55%	(4)
December 19, 2024	15.3	12.3	January 15, 2039	5.39%	(4)
March 10, 2025	20.3	—	April 15, 2028	4.88%	(4)
	$309.1	$289.4
(1)Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)Incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)Incurs interest at SOFR plus 1.81%.
(4)Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(5)Term loan was fully repaid during the three months ended March 31, 2025.
The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended March 31, 2025 and 2024 was $3.8 million and $6.8 million, respectively. The fair value of the outstanding balance of the CLO term loans at March 31, 2025 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.
European CLO Financing - February 28, 2017
A subsidiary of the Company is a party to a financing agreement with several financial institutions. As of March 31,
2025, the financing agreement provided the Company with a term loan of €20.0 million ($21.7 million at March 31, 2025). This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (5.20% at March 31, 2025).

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Master Credit Agreement - Term Loans
The Company assumed liabilities under master credit agreements previously entered into by CBAM under which a financial institution provided term loans to CBAM for the purchase of eligible interests in CLOs. Term loans issued under these master credit agreements are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans generally bear interest at SOFR plus a weighted average spread over SOFR on the CLO notes, which is due quarterly. As of March 31, 2025, term loans under these agreements had $21.5 million outstanding. The master credit agreement matures in January 2031.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a master credit facility agreement (the “Carlyle CLO Financing Facility”)
to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Each transaction entered into under the Carlyle CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2025,
€182.5 million ($197.3 million) was outstanding under the Carlyle CLO Financing Facility. Additional borrowings may be made on terms agreed upon by the Company and the counterparty subject to the terms and conditions of the Carlyle CLO
Financing Facility.
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
The Company assumed liabilities under a master credit facility agreement previously entered into by CBAM (the
“CBAM CLO Financing Facility,” together with the Carlyle CLO Financing Facility, the “CLO Financing Facilities”) to
finance a portion of the risk retention investments in certain European CLOs managed by CBAM. The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CBAM CLO Financing Facility. Each transaction entered into under the CBAM CLO Financing
Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2025, €63.4 million ($68.6 million) was outstanding under the CBAM CLO Financing Facility.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Senior Notes
Certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of			Three Months Ended March 31,
	Aggregate Principal Amount	March 31, 2025	December 31, 2024		2025	2024
3.500% Senior Notes Due 9/19/2029 (2)	$425.0	$404.3	$401.2		$3.8	$3.8
5.625% Senior Notes Due 3/30/2043 (3)	600.0	587.9	589.5		8.4	8.4
5.650% Senior Notes Due 9/15/2048 (4)	350.0	341.9	338.1		5.0	5.0
					$17.2	$17.2
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
Subordinated Notes
In May 2021, an indirect subsidiary of the Company issued $435.0 million aggregate principal amount of 4.625%
Subordinated Notes due May 15, 2061 (the “Subordinated Notes”), on which interest is payable quarterly accruing from May
11, 2021. In June 2021, an additional $65.0 million aggregate principal amount of these Subordinated Notes were issued and are treated as a single series with the already outstanding $435.0 million aggregate principal amount. The Subordinated Notes are unsecured and subordinated obligations of the issuer, and are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, on a subordinated basis, by the Company, each of the Carlyle Holdings partnerships, and CG Subsidiary
Holdings L.L.C., an indirect subsidiary of the Company (collectively, the “Guarantors”). The Consolidated Funds are not
guarantors, and as such, the assets of the Consolidated Funds are not available to service the Subordinated Notes under the
Guarantee. The Subordinated Notes may be redeemed at the issuer’s option, in whole or in part, at any time and from time to time on or after June 15, 2026, prior to their stated maturity, at a redemption price equal to their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption. If interest due on the Subordinated Notes is deemed to no longer be deductible in the U.S., a “Tax Redemption Event,” the Subordinated Notes may be redeemed, in whole, but not in part, within 120 days of the occurrence of such event at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Subordinated Notes may be redeemed, in whole, but not in part, at any time prior to May 15, 2026, within 90 days of the rating agencies determining that the Subordinated Notes should no longer receive partial equity treatment pursuant to the rating agency’s criteria, a “rating agency event,” at a redemption price equal to 102% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption.
As of March 31, 2025 and December 31, 2024, the fair value of the Subordinated Notes was $348.0 million and
$356.4 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For the three months ended March 31, 2025 and 2024, the Company incurred $5.9 million and $5.9 million, respectively, of interest expense on the Subordinated Notes.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of March 31, 2025.
Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the CLOs.
As of March 31, 2025 and December 31, 2024, the following borrowings were outstanding (Dollars in millions):

	As of March 31, 2025
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$7,537.4	$7,434.2	5.64%		9.69
Subordinated notes	284.7	246.1	N/A	(2)	8.81
Revolving credit facilities(1)	121.4	121.4	7.10%		4.13
Total	$7,943.5	$7,801.7

	As of December 31, 2024
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$6,732.8	$6,598.8	5.72%		9.18
Subordinated notes	229.9	210.3	N/A	(2)	9.15
Revolving credit facilities(1)	55.1	55.1	7.01%		4.53
Total	$7,017.8	$6,864.2
(1)Fair Value as of March 31, 2025 and December 31, 2024 reflects the amortized cost of outstanding revolving credit balances which approximates fair value.
(2)The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the
CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of March 31, 2025 and December 31, 2024, the fair value of the CLO assets was $8.8 billion and $7.9 billion, respectively.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
7. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$4,751.8	$4,819.7
Accrued bonuses	92.9	335.5
Realized performance allocations and incentive fee related compensation not yet paid	109.3	183.8
Other	109.5	107.6
Total	$5,063.5	$5,446.6
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Realized	$252.9	$266.8
Unrealized	(81.5)	(339.6)
Total	$171.4	$(72.8)
8. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments totaling $4.1 billion as of March 31, 2025, of which approximately $3.4 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of
March 31, 2025, the Company had no material commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the
Company are the guarantors of revolving credit facilities for certain funds in the Carlyle AlpInvest segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the total of net asset value of the guarantor subsidiaries plus any uncalled capital of the applicable general partner. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote. The Company had no material outstanding guarantees under the credit facilities as of March 31, 2025.
Additionally, as of March 31, 2025, certain consolidated subsidiaries of the Company are the guarantors of a credit agreement for a fund in the Carlyle AlpInvest segment, which is scheduled to expire in August 2025. The maximum potential amount to be funded under this guarantee is $25.0 million. The outstanding balances under the credit agreement are collateralized by the investments in the fund and the Company believes the likelihood of any material funding under this guarantee to be remote.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $44.6 million at March 31, 2025 was shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2025. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2, Summary of Significant Accounting Policies). The Company had
$11.5 million of unbilled receivables from former and current employees and senior Carlyle professionals as of March 31, 2025 related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $150.8 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of March 31, 2025. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of March 31, 2025, approximately
$11.5 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $33.1 million.
If, at March 31, 2025, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be
$1.4 billion, on an after-tax basis where applicable, of which approximately $0.6 billion would be the responsibility of current and former senior Carlyle professionals.
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
The Authentix Matter
Authentix, Inc. (“Authentix”) was a majority-owned portfolio company in one of the Company’s investment funds,
Carlyle U.S. Growth Fund III, L.P. (“CGF III”). When Authentix was owned by CGF III, two of the Company’s employees served on Authentix’s board of directors. After a lengthy sale process, Authentix was sold for an aggregate sale price of
$87.5 million. On August 7, 2020, certain of the former minority shareholders in Authentix filed suit in Delaware Chancery
Court, alleging that the Authentix board of directors, CGF III, and the Company breached various fiduciary duties by agreeing to a sale of Authentix at an inopportune time and at a price that was too low. A trial before the Delaware Court of Chancery was completed in early February 2024, and a decision was rendered in favor of the Company and all other defendants on all claims on January 8, 2025. The plaintiffs appealed the decision to the Delaware Supreme Court on March 13, 2025.
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
SEC Investigation
As part of a sweep investigation of financial services and investment advisory firms, in October 2022, the Company received from the SEC a request for information related to the preservation of certain types of electronic business communications (e.g., text messages and messages on WhatsApp, WeChat, and similar applications) as part of the Company’s books and records. On January 13, 2025, the SEC announced a settlement with several of the firms that were part of the sweep investigation, including the Company. Under the settlement, the Company paid a civil penalty of $8.5 million during the three months ended March 31, 2025 and agreed to implement certain limited remedial measures for failure to maintain and preserve such electronic communications in its books and records under the Advisers Act. The Company accrued for the civil penalty during the year ended December 31, 2024.
General
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2025, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the
Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($17.5 million as of March 31, 2025) for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
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
9. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Accrued incentive fees	$38.7	$33.7
Unbilled receivable for giveback obligations from current and former employees	11.5	11.5
Notes receivable and accrued interest from affiliates	56.5	46.2
Management fee receivable, net	268.9	296.4
Reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	414.6	417.8
Total	$790.2	$805.6

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to advisory fees receivable and expenses paid on behalf of these entities. These costs generally represent costs related to the pursuit of actual or proposed investments, professional fees and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.02% as of March 31, 2025. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable includes loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of March 31, 2025 and December 31, 2024 also include interest-
bearing loans of $21.7 million and $22.8 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (6.50% as of March 31, 2025)
and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
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
Due to Affiliates
The Company had the following due to affiliates balances at March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$55.5	$5.3
Due to non-consolidated affiliates	138.1	134.1
Amounts owed under the tax receivable agreement	71.6	77.2
Other	27.6	25.3
Total	$292.8	$241.9
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
Other Related Party Transactions
Aircraft Transactions
Entities controlled by our co-founders own aircraft that may be used for the Company’s business in the ordinary course of its operations. The hourly rates that the Company pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. The Company incurred $0.4 million for the use of these aircraft for the three months ended March 31, 2025, all of which was paid directly to the manager of the aircraft and a significant portion of which ultimately was paid to or for the benefit of certain co-founders.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
BDC Preferred Shares
On May 5, 2020, the Company purchased 2,000,000 of the BDC Preferred Shares from CGBD in a private placement at a price of $25 per share. Prior to the Exchange, as discussed below, dividends were payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at CGBD’s option, 9.0% per annum payable in additional BDC Preferred
Shares. The BDC Preferred Shares were convertible at the Company’s option, in whole or in part, into the number of shares of common stock equal to $25 per share plus any accumulated but unpaid dividends divided by an initial conversion price of $9.50 per share, subject to certain adjustments.
In August 2024, to facilitate a merger between CGBD and another Carlyle-advised BDC (the “Merger”), the Company agreed to exchange its 2,000,000 preferred shares into newly issued common shares of CGBD at a price equal to the net asset value per common share on the date of completion of the Merger (the “Exchange”). The Merger and the Exchange were completed on March 27, 2025, and the Company exchanged its preferred shares for 3,004,808 newly issued common shares of
CGBD based on the net asset value of $16.64 per common share of CGBD on that date. The preferred shares were cancelled following the completion of the Exchange. The newly issued common shares of CGBD are subject to a tiered lock-up agreement with a restriction period that expires in three equal tranches of the common shares over a period of two years.
For the three months ended March 31, 2025 and 2024, the Company recorded dividend income from the BDC Preferred
Shares of $0.8 million and $0.9 million, respectively, which was included in Interest and other income in the condensed consolidated statements of operations. The Company’s investment in the common shares of CGBD, which was recorded at fair value using Level I inputs based on the CGBD common share price, was $48.6 million as of March 31, 2025, and was included in Investments, including accrued performance allocations, in the condensed consolidated balance sheets. The Company’s investment in the BDC Preferred Shares, which was recorded at fair value using Level III inputs based on the estimated conversion value, was $53.4 million as of December 31, 2024, and was included in Investments, including accrued performance allocations, in the condensed consolidated balance sheets.
Other Transactions
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
10. Income Taxes
The Company’s provision for income taxes was $12.4 million and $21.9 million for the three months ended March 31,
2025 and 2024, respectively. The Company’s effective tax rate was approximately 7% and 18% for the three months ended
March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 primarily comprised the 21% U.S. federal corporate income tax rate and disallowed executive compensation, primarily offset by a benefit related to equity-based compensation deductions and non-controlling interest. The effective tax rate for the three months ended March 31,
2024 primarily comprised the 21% U.S. federal corporate income tax rate and disallowed executive compensation, partially offset by non-controlling interest and foreign income taxes. As of March 31, 2025 and December 31, 2024, the Company had
federal, state, local and foreign taxes payable of $70.4 million and $46.2 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of March 31, 2025, the Company’s U.S. federal income tax returns for the years 2021 through 2023 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2019 to 2023. Foreign tax returns are generally subject to audit from 2011 to
2023. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
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
The Company does not expect the IRA to have a material impact to its provision for income taxes given that any current year payments that would be made under CAMT would be permitted to be carried forward and used as credits in future years resulting in a deferred tax benefit. The Company will continue to monitor as additional guidance is released by U.S. Department of the Treasury, the Internal Revenue Service, and other standard-setting bodies.
On December 27, 2023, the State of New York issued final regulations that implemented comprehensive franchise tax reform for corporations, banks, and insurance companies. This did not have a material impact to the Company’s condensed consolidated financial statements. The Company will continue to monitor as additional guidance is released by the State of New
York.
In October 2021, the OECD introduced a 15% global minimum tax under the Pillar Two GloBE model rules. There are a number of key provisions under the rules that became effective in 2024 and others that will be phased in during 2025. Several
OECD member countries have enacted the tax legislation based on certain elements of these rules that became effective on
January 1, 2024, and additional countries have drafted or announced an intent to implement legislation. While Pillar Two has not had a material impact to the Company’s provision for income taxes, the rules remain subject to significant negotiation and potential change, and the timing and ultimate impact of any such changes on our tax obligations are uncertain. The Company will continue to monitor as additional countries enact legislation, new parts of the regime come into force or additional guidance is released by the OECD and other standard-setting bodies.
11. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$408.6	$407.1
Non-Carlyle interests in majority-owned subsidiaries	399.6	334.2
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(0.4)	(0.6)
Non-controlling interests in consolidated entities	$807.8	$740.7

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$8.0	$12.7
Non-Carlyle interests in majority-owned subsidiaries	20.6	20.5
Non-controlling interests in income of consolidated entities	$28.6	$33.2

12. Earnings Per Common Share
Basic and diluted net income per common share are calculated as follows:

	Three Months Ended March 31, 2025
	Basic	Diluted
Net income attributable to common shares	$130,000,000	$130,000,000
Weighted-average common shares outstanding	359,464,272	366,336,892
Net income per common share	$0.36	$0.35

	Three Months Ended March 31, 2024
	Basic	Diluted
Net income attributable to common shares	$65,600,000	$65,600,000
Weighted-average common shares outstanding	360,908,247	369,343,601
Net income per common share	$0.18	$0.18
The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2025
	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	359,464,272	359,464,272
Unvested restricted stock units	—	6,182,260
Issuable common shares and performance-vesting restricted stock units	—	690,360
Weighted-average common shares outstanding	359,464,272	366,336,892

	Three Months Ended March 31, 2024
	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	360,908,247	360,908,247
Unvested restricted stock units	—	6,733,282
Issuable common shares and performance-vesting restricted stock units	—	1,702,072
Weighted-average common shares outstanding	360,908,247	369,343,601
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
13. Equity
Share Repurchase Program
The Board of Directors reset the total repurchase authorization of the Company’s previously approved share repurchase program to $1.4 billion in shares of the Company’s common stock, effective as of February 6, 2024. Under the share repurchase program, shares of the Company’s common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to repurchases of common stock, the share repurchase program is used for the payment of tax withholding amounts upon net share settlement of equity-based awards granted pursuant to our Equity Incentive Plan or otherwise based on the value of shares withheld that would have otherwise been issued to the award holder. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. As of
March 31, 2025, $675.6 million of repurchase capacity remained under the program, which reflects both common shares repurchased and shares retired in connection with the net share settlement of equity-based awards. The following table presents the Company’s shares that have been repurchased or retired as a result of net share settlement of equity-based awards during the three months ended March 31, 2025 and 2024. Dollar amounts exclude the impact of excise taxes.

	Three Months Ended March 31,
	2025		2024
	Shares	$	Shares	$
	(Dollars in millions, except share data)
Shares repurchased	493,781	$25.0	2,853,602	$130.6
Shares retired in connection with the net share settlement of equity-based awards	2,835,354	151.5	481,261	19.4
Total	3,329,135	$176.5	3,334,863	$150.0
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 14, 2024	May 21, 2024	$0.35	$125.6
August 16, 2024	August 26, 2024	0.35	125.5
November 18, 2024	November 25, 2024	0.35	125.2
February 21, 2025	February 28, 2025	0.35	126.4
Total 2024 Dividend Year		$1.40	$502.7

May 19, 2025	May 27, 2025	$0.35	$126.4
Total 2025 Dividend Year (through Q1 2025)		$0.35	$126.4
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s shares of common stock. A total of 58,800,000 shares of common stock are authorized for the grant of awards under the Equity Incentive Plan, of which a total of 26,170,858 shares of the Company’s common stock remain available for grant as of March 31, 2025.
A summary of the status of the Company’s non-vested equity-based awards as of March 31, 2025 and a summary of changes for the three months ended March 31, 2025, are presented below:

Unvested Shares	Performance- Vesting Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2024	16,940,150	$25.41	13,966,488	$37.97	458,906	$39.35
Granted (1)	397,196	$34.42	4,463,972	$56.10	171,891	$56.33
Vested (2)	5,362,679	$30.83	1,664,507	$32.26	—	$—
Forfeited	359,053	$23.37	143,066	$39.65	—	$—
Balance, March 31, 2025	11,615,614	$23.28	16,622,887	$43.40	630,797	$43.63
(1)Includes shares reserved for issuance upon settlement of dividend-equivalent rights carried by certain restricted stock units concurrently with the settlement of the restricted stock units for shares.
(2)Includes 2,835,354 shares that were retired in connection with the net share settlement of equity-based awards. The Company paid
$151.5 million of taxes related to the net share settlement of equity-based awards during the three months ended March 31, 2025, which is included within financing activities in the condensed consolidated statements of cash flows.
The Company recorded equity-based compensation expense, net of forfeitures, for restricted stock units of $103.5 million and $108.3 million for the three months ended March 31, 2025 and 2024, respectively, with $18.6 million and $20.1 million of corresponding deferred tax benefits, respectively. As of March 31, 2025, the total unrecognized equity-based compensation expense related to unvested restricted stock units was $640.6 million, which is expected to be recognized over a weighted-
average term of 2.2 years.
15. Segment Reporting
Carlyle conducts its operations through three reportable segments:
Global Private Equity – The Global Private Equity segment advises the Company’s buyout, growth, real estate, infrastructure, and natural resources funds. The segment also includes the NGP Carry Funds advised by NGP.
Global Credit –  The Global Credit segment advises funds and vehicles that pursue investment strategies including insurance solutions, liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, cross-platform credit products, and global capital markets.
Carlyle AlpInvest – The Carlyle AlpInvest segment advises global private equity programs that pursue secondary purchases and financing of existing portfolios, managed co-investment programs, and primary fund investments.
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
GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (composed of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interests in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operational performance. Charges (credits) related to
Carlyle corporate actions and non-recurring items include: charges associated with the Conversion, charges (credits) associated with acquisitions, dispositions or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earn-outs and contingent consideration including gains and losses associated with the estimated fair value of contingent considerations issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance, and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance. Management believes the inclusion or exclusion of these items provides investors with a meaningful indication of the Company’s core operating performance.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the financial data for the Company’s three reportable segments for the three months ended
March 31, 2025:

	Three Months Ended March 31, 2025
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$283.0	$139.6	$102.9	$525.5
Portfolio advisory and transaction fees, net and other	14.5	63.4	—	77.9
Fee related performance revenues	—	28.8	10.7	39.5
Total fund level fee revenues	297.5	231.8	113.6	642.9
Realized performance revenues	317.1	13.3	24.7	355.1
Realized principal investment income	15.1	5.5	9.4	30.0
Interest income	6.0	7.0	2.2	15.2
Total revenues	635.7	257.6	149.9	1,043.2
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	100.7	89.0	34.3	224.0
Realized performance revenues related compensation	200.4	7.9	19.4	227.7
Total compensation and benefits	301.1	96.9	53.7	451.7
General, administrative, and other indirect expenses(1)	48.7	35.0	11.9	95.6
Depreciation and amortization expense	6.9	3.9	1.9	12.7
Interest expense	13.4	11.3	3.1	27.8
Total expenses	370.1	147.1	70.6	587.8
(=) Distributable Earnings	$265.6	$110.5	$79.3	$455.4
(-) Realized Net Performance Revenues	116.7	5.4	5.3	127.4
(-) Realized Principal Investment Income	15.1	5.5	9.4	30.0
(+) Net Interest	7.4	4.3	0.9	12.6
(=) Fee Related Earnings	$141.2	$103.9	$65.5	$310.6
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

	Three Months Ended March 31, 2024
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$304.6	$136.9	$74.1	$515.6
Portfolio advisory and transaction fees, net and other	7.1	19.6	—	26.7
Fee related performance revenues	3.7	24.2	1.2	29.1
Total fund level fee revenues	315.4	180.7	75.3	571.4
Realized performance revenues	373.8	0.6	23.4	397.8
Realized principal investment income	18.9	13.8	1.0	33.7
Interest income	7.6	10.7	1.8	20.1
Total revenues	715.7	205.8	101.5	1,023.0
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	109.3	76.8	28.2	214.3
Realized performance revenues related compensation	234.3	0.3	21.2	255.8
Total compensation and benefits	343.6	77.1	49.4	470.1
General, administrative, and other indirect expenses(1)	38.6	29.6	11.5	79.7
Depreciation and amortization expense	6.4	3.1	1.6	11.1
Interest expense	14.0	13.9	2.9	30.8
Total expenses	402.6	123.7	65.4	591.7
(=) Distributable Earnings	$313.1	$82.1	$36.1	$431.3
(-) Realized Net Performance Revenues	139.5	0.3	2.2	142.0
(-) Realized Principal Investment Income	18.9	13.8	1.0	33.7
(+) Net Interest	6.4	3.2	1.1	10.7
(=) Fee Related Earnings	$161.1	$71.2	$34.0	$266.3
(1)General, administrative, and other indirect expenses primarily comprised professional fees, rent and other office expenses, IT expenses, travel and entertainment expenses, and fundraising costs.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the
three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,043.2	$133.4	$(203.5)	(a)	$973.1
Expenses	$587.8	$130.8	$89.6	(b)	$808.2
Other income (loss)	$—	$6.1	$—	(c)	$6.1
Distributable earnings	$455.4	$8.7	$(293.1)	(d)	$171.0

	Three Months Ended March 31, 2024
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,023.0	$164.9	$(499.5)	(a)	$688.4
Expenses	$591.7	$139.5	$(170.5)	(b)	$560.7
Other income (loss)	$—	$(7.0)	$—	(c)	$(7.0)
Distributable earnings	$431.3	$18.4	$(329.0)	(d)	$120.7
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
the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, and the inclusion of tax expenses associated with certain foreign performance revenues, as detailed below:

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Unrealized performance and fee related performance revenues	$(197.3)	$(521.6)
Unrealized principal investment income (loss)	17.0	4.4
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(96.1)	(3.2)
Non-controlling interests and other adjustments to present certain costs on a net basis	91.0	41.5
Elimination of revenues of Consolidated Funds	(18.1)	(20.6)
	$(203.5)	$(499.5)

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$642.9	$571.4
Adjustments(1)	(56.8)	(47.8)
Carlyle Consolidated - Fund management fees	$586.1	$523.6
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
receivable agreement liability, and charges and credits associated with Carlyle corporate actions and non-recurring items, as detailed below:

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$(107.3)	$(328.4)
Equity-based compensation	104.7	111.0
Acquisition or disposition-related charges and amortization of intangibles and impairment	122.2	32.8
Tax (expense) benefit associated with certain foreign performance revenues related compensation	—	(1.0)
Non-controlling interests and other adjustments to present certain costs on a net basis	(25.7)	17.8
Other adjustments	13.1	12.2
Elimination of expenses of Consolidated Funds	(17.4)	(14.9)
	$89.6	$(170.5)
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

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Income (loss) before provision for income taxes	$171.0	$120.7
Adjustments:
Net unrealized performance and fee related performance revenues	90.0	193.2
Unrealized principal investment (income) loss	(17.0)	(4.4)
Equity-based compensation(1)	104.7	111.0
Acquisition or disposition-related charges, including amortization of intangibles and impairment	122.2	32.8
Tax (expense) benefit associated with certain foreign performance revenues	—	(1.0)
Net income attributable to non-controlling interests in consolidated entities	(28.6)	(33.2)
Other adjustments(2)	13.1	12.2
Distributable Earnings	$455.4	$431.3
Realized performance revenues, net of related compensation(3)	127.4	142.0
Realized principal investment income(3)	30.0	33.7
Net interest	12.6	10.7
Fee Related Earnings	$310.6	$266.3
(1)Equity-based compensation for the three months ended March 31, 2025 and 2024 included amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s condensed consolidated statements of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.
(3)See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2025
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$222.9	$132.2	$355.1
Performance revenues related compensation expense	171.4	56.3	227.7
Net performance revenues	$51.5	$75.9	$127.4

Principal investment income (loss)	$(63.1)	$93.1	$30.0

	Three Months Ended March 31, 2024
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(157.0)	$554.8	$397.8
Performance revenues related compensation expense	(72.8)	328.6	255.8
Net performance revenues	$(84.2)	$226.2	$142.0

Principal investment income (loss)	$73.1	$(39.4)	$33.7
(4)  Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from the segment

The Carlyle Group Inc.
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
16. Subsequent Events
In April, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share of common stock to common stockholders of record at the close of business on May 19, 2025, payable on May 27, 2025.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
17. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the
Company’s financial position as of March 31, 2025 and December 31, 2024 and results of operations for the three months ended March 31, 2025 and 2024. The supplemental statement of cash flows is presented without effects of the Consolidated
Funds.

	As of March 31, 2025
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,190.3	$—	$—	$1,190.3
Cash and cash equivalents held at Consolidated Funds	—	570.9	—	570.9
Restricted cash	9.0	—	—	9.0
Investments, including accrued performance allocations of $6,985.8	11,331.5	—	(591.6)	10,739.9
Investments of Consolidated Funds	—	9,329.8	—	9,329.8
Due from affiliates and other receivables, net	1,083.9	9.0	(302.7)	790.2
Due from affiliates and other receivables of Consolidated Funds, net	—	228.3	—	228.3
Fixed assets, net	188.2	—	—	188.2
Lease right-of-use assets, net	356.1	—	—	356.1
Deposits and other	65.6	1.8	—	67.4
Intangible assets, net	603.2	—	—	603.2
Deferred tax assets	22.2	—	—	22.2
Total assets	$14,850.0	$10,139.8	$(894.3)	$24,095.5
Liabilities and equity
Debt obligations	$2,156.1	$—	$—	$2,156.1
Loans payable of Consolidated Funds	—	8,097.5	(295.8)	7,801.7
Accounts payable, accrued expenses and other liabilities	367.1	—	—	367.1
Accrued compensation and benefits	5,063.5	—	—	5,063.5
Due to affiliates	237.3	55.5	—	292.8
Deferred revenue	421.5	—	—	421.5
Deferred tax liabilities	106.0	—	—	106.0
Other liabilities of Consolidated Funds	—	956.0	(0.1)	955.9
Lease liabilities	501.1	—	—	501.1
Accrued giveback obligations	44.6	—	—	44.6
Total liabilities	8,897.2	9,109.0	(295.9)	17,710.3
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,997.7	623.6	(623.6)	3,997.7
Retained earnings	1,864.8	—	—	1,864.8
Accumulated other comprehensive loss	(312.5)	(1.4)	25.2	(288.7)
Non-controlling interests in consolidated entities	399.2	408.6	—	807.8
Total equity	5,952.8	1,030.8	(598.4)	6,385.2
Total liabilities and equity	$14,850.0	$10,139.8	$(894.3)	$24,095.5

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2025
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$594.4	$—	$(8.3)	$586.1
Incentive fees	43.3	—	(0.1)	43.2
Investment income
Performance allocations	223.4	—	(0.5)	222.9
Principal investment income	(60.5)	—	(2.6)	(63.1)
Total investment income	162.9	—	(3.1)	159.8
Interest and other income	57.2	—	(6.6)	50.6
Interest and other income of Consolidated Funds	—	133.4	—	133.4
Total revenues	857.8	133.4	(18.1)	973.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	218.4	—	—	218.4
Equity-based compensation	103.5	—	—	103.5
Performance allocations and incentive fee related compensation	171.4	—	—	171.4
Total compensation and benefits	493.3	—	—	493.3
General, administrative and other expenses	173.7	—	(0.1)	173.6
Interest	27.8	—	—	27.8
Interest and other expenses of Consolidated Funds	—	130.8	(17.3)	113.5
Total expenses	694.8	130.8	(17.4)	808.2
Other income
Net investment income of Consolidated Funds	—	6.1	—	6.1
Income before provision for income taxes	163.0	8.7	(0.7)	171.0
Provision for income taxes	12.4	—	—	12.4
Net income	150.6	8.7	(0.7)	158.6
Net income attributable to non-controlling interests in consolidated entities	20.6	—	8.0	28.6
Net income attributable to The Carlyle Group Inc.	$130.0	$8.7	$(8.7)	$130.0

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
Other loss
Net investment loss of Consolidated Funds	—	(7.0)	—	(7.0)
Income before provision for income taxes	108.0	18.4	(5.7)	120.7
Provision for income taxes	21.9	—	—	21.9
Net income	86.1	18.4	(5.7)	98.8
Net income attributable to non-controlling interests in consolidated entities	20.5	—	12.7	33.2
Net income attributable to The Carlyle Group Inc.	$65.6	$18.4	$(18.4)	$65.6

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Cash flows from operating activities
Net income	$150.6	$86.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	46.9	45.3
Equity-based compensation	103.5	108.3
Non-cash performance allocations and incentive fees	14.5	189.6
Non-cash principal investment income (loss)	69.6	(68.1)
Other non-cash amounts	12.6	(2.9)
Purchases of investments	(290.9)	(215.1)
Proceeds from the sale of investments	155.1	108.3
Payments of contingent consideration	(1.0)	(1.5)
Change in deferred taxes, net	(29.4)	(47.1)
Change in due from affiliates and other receivables	12.7	7.9
Change in deposits and other	(10.8)	(19.7)
Change in accounts payable, accrued expenses and other liabilities	(25.4)	41.5
Change in accrued compensation and benefits	(327.7)	(365.6)
Change in due to affiliates	6.5	(2.2)
Change in lease right-of-use assets and lease liabilities	(2.8)	(2.2)
Change in deferred revenue	280.2	251.6
Net cash provided by operating activities	164.2	114.2
Cash flows from investing activities
Purchases of fixed assets, net	(16.7)	(14.2)
Net cash used in investing activities	(16.7)	(14.2)
Cash flows from financing activities
Payments on CLO borrowings	(14.6)	(13.9)
Proceeds from CLO borrowings, net of financing costs	15.1	—
Dividends to common stockholders	(126.4)	(126.7)
Payment of deferred consideration for Carlyle Holdings units	—	(68.8)
Contributions from non-controlling interest holders	57.7	62.5
Distributions to non-controlling interest holders	(16.9)	(19.0)
Common shares repurchased and net share settlement of equity-based awards	(176.5)	(150.0)
Change in due to/from affiliates financing activities	42.3	56.7
Net cash used in financing activities	(219.3)	(259.2)
Effect of foreign exchange rate changes	4.6	(5.0)
Decrease in cash, cash equivalents and restricted cash	(67.2)	(164.2)
Cash, cash equivalents and restricted cash, beginning of period	1,266.5	1,442.1
Cash, cash equivalents and restricted cash, end of period	$1,199.3	$1,277.9

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,190.3	$1,276.5
Restricted cash	9.0	1.4
Total cash, cash equivalents and restricted cash, end of period	$1,199.3	$1,277.9

Cash and cash equivalents held at Consolidated Funds	$570.9	$426.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless context suggests otherwise, references in this report to “Carlyle,” the “Company,” “we,” “us,” and “our” refer to The Carlyle Group Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
We are one of the world’s largest global investment firms that deploys private capital across its business and we conduct our operations through three reportable segments: Global Private Equity, Global Credit, and Carlyle AlpInvest (formerly,
Global Investment Solutions).
•Global Private Equity — Our Global Private Equity segment advises our buyout, growth, real estate, infrastructure, and natural resources funds. The segment also includes the NGP Carry Funds advised by NGP. As of March 31, 2025, our
Global Private Equity segment had $164 billion in AUM and $99 billion in Fee-earning AUM.
•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including insurance solutions, liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, cross-platform credit products, and global capital markets. As of March 31, 2025, our Global Credit segment had
$199 billion in AUM and $161 billion in Fee-earning AUM.
•Carlyle AlpInvest — Our Carlyle AlpInvest segment advises global private equity programs that pursue secondary purchases and financing of existing portfolios, managed co-investment programs, and primary fund investments. As of
March 31, 2025, our Carlyle AlpInvest segment had $89 billion in AUM and $54 billion in Fee-earning AUM.
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

Our Global Investment Offerings
The following table provides a breakout of the product offerings and related acronyms included in our total assets under management of $453 billion as of March 31, 2025 for each of our three global business segments (in billions):

Global Private Equity	$164.2	Global Credit	$199.2
Corporate Private Equity	$106.5	Insurance Solutions [4]	$82.6
U.S. Buyout (CP)	53.8	Liquid Credit	$48.9
Asia Buyout (CAP)	12.1	U.S. CLOs	35.3
Europe Buyout (CEP)	10.4	Europe CLOs	9.2
Carlyle Global Partners (CGP)	7.0	CLO Investment Products	2.4
Japan Buyout (CJP)	6.0	Revolving Credit	2.0
Europe Technology (CETP)	5.6	Private Credit	$67.6
U.S. Growth (CP Growth / CEOF)	3.1	Opportunistic Credit (CCOF / CSP)	19.0
Life Sciences (ABV / ACCD)	1.8	Aviation Finance (SASOF / CALF)	12.8
Asia Growth (CAP Growth / CAGP)	1.2	Direct Lending [5]	11.2
Other [1]	5.6	Asset-Backed Finance	8.9
Real Estate	$35.3	Cross-Platform Credit (incl CTAC)	8.5
U.S. Real Estate (CRP)	24.4	Infrastructure Credit (CICF)	6.3
Core Plus Real Estate (CPI)	7.9	Other [6]	0.8
International Real Estate (CER)	3.1
Infrastructure & Natural Resources	$22.4	Carlyle AlpInvest	$89.2
NGP Energy [2]	10.7	Secondaries and Portfolio Finance (ASF / ASPF)	$39.1
Infrastructure & Renewable Energy [3]	6.1	Co-Investments (ACF)	$23.8
International Energy (CIEP)	5.7	Primary Investments & Other [7]	$26.3

Note: All amounts shown represent total assets under management as of March 31, 2025, and totals may not sum due to rounding. In addition, certain carry funds included herein may not be included in fund performance if they have not made an initial capital call or commenced investment activity.
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
(5)Includes our business development companies (CGBD / CARS) and our evergreen fund (CDLF).
(6)Includes our Energy Credit (CEMOF) and Real Estate Credit (CNLI) funds.
(7)Includes Mezzanine and Carlyle AlpInvest Private Markets (CAPM) funds.
Trends Affecting our Business
In the first quarter of 2025 with the change in U.S. presidential administration, significant uncertainty was introduced to the global economic outlook through the rapid imposition of steep tariffs on major U.S. trading partners. This policy regime change culminated in April 2, 2025 when the U.S. enacted the most sweeping tariff hikes in nearly a century. Although temporary reductions and numerous exemptions have since been announced—potentially in response to pronounced volatility in both bond and equity markets—these interim measures add to the uncertainty and increase economic drag as management teams are forced to both “wait and see” and spend significant time planning for a range of possible scenarios. Overall, this dramatic policy shift has the potential to disrupt global supply chains, distort trade flows, create shortages for a wide range of both finished goods and intermediate parts, and intensify cost uncertainty, forcing companies to divert significant managerial and financial resources toward contingency planning. These impacts pose significant risks to corporate profit margins and broader economic growth across the globe. Our portfolio companies’ operating performance could face nontrivial impacts to the extent that they are exposed to and dependent upon imports of key components and supplies or purchases of their products by certain end markets. A widespread global slowdown could also impact a company’s financial performance regardless of overall exposure to trade flows. However, current volatility could produce opportunities for certain asset classes. A retreat in traditional lending channels may result in compelling opportunities across our Global Credit segment. Retail investors, deterred by public market vicissitudes, could seek out alternative investment channels through our private wealth products. Heightened demand for liquidity at the same time that exit activity slows in the face of volatile markets could present our secondaries business the opportunity to buy assets at discounts larger than would have been otherwise anticipated. And greater demand for domestic U.S. investment to onshore production where possible to avoid steep tariffs could generate attractive projects for our infrastructure funds.
The U.S. imports roughly $3.3 trillion in goods or more than 11% of GDP each year. If the tariff schedule announced on
April 2 is fully implemented, this could represent the equivalent of a tax hit to the economy as large as 2% of GDP. Widespread contingency planning has diverted managerial attention and imposed productivity losses. The preemptive acceleration of intermediate goods imports during the first quarter of 2025 has also distorted GDP accounting and resulted in a negative headline quarter-over-quarter change, as imports were subtracted from GDP without contributing to an offsetting rise in private inventories (only finished goods are counted in the national accounts). As tariff-related price increases accumulate, businesses face rising uncertainty over how much of the cost they can pass through to consumers without driving material declines in sales volumes, creating the potential for steep nonlinearities in economic outcomes. Asymmetrical trade dependencies—Chinese imports represent a higher value add share of U.S. goods than the other way around—underscore the cost risks facing both the
U.S. industrial sector and the U.S. consumer. In many cases, purchasing managers are choosing to delay new imports altogether, opting instead to sell down existing inventory while awaiting clearer policy signals—behavior that, if widespread, can create abrupt and concentrated contractions in activity that traditional macro models struggle to anticipate. Although a continued surge in artificial intelligence-related capital expenditures, growing at roughly 45% annually, offers some counterbalance to this drag on economic output, the pervasive uncertainty remains a key risk to growth and corporate operating performance. While the Federal Reserve remained on hold in the first quarter of 2025, market participants now anticipate roughly three 25 basis point rate cuts by the end of the year despite tariffs’ inflationary impacts, signaling market fears over weaker demand.
While the U.S. economy is perhaps most exposed to the new tariff regime, the effects are global. In China, industrial output drove a record $1 trillion trade surplus in 2024; however, weak domestic consumption and a still-recovering property sector leave growth vulnerable to escalating U.S. tariffs, which now stand at 145% as of May 8, 2025, prompting China to seek new economic partnerships and fueling market participants’ estimates for more monetary support from the People’s Bank of
China. India’s relatively large consumer market, strong manufacturing base in select sectors (e.g., smartphones, automotive components), and growing policy emphasis on attracting foreign direct investment have positioned it as a promising alternative to China for global manufacturers. In Japan, risks to the economic outlook have risen as growth is relatively dependent on exports. A stronger yen (year-to-date, the yen has risen 9.3% against the U.S. dollar as of May 8, 2025) can also weaken export growth and put downward pressure on equity valuations. Japan’s automotive sector is also particularly vulnerable to auto-
related import tariffs (previously announced but currently deferred as of May 8, 2025). In Europe, optimism for the longer-term economic outlook rose at the start of the year, thanks in large part to the European Commission’s ReArm Europe plan, which aims to mobilize nearly €800 billion in defense spending over the next four years, and Germany’s announcement of a €500 billion fiscal stimulus package and “debt brake” reforms to allow for more expansive defense spending and public investment.
While these announced fiscal injections improved growth expectations, the sharp escalation in U.S. trade policy poses a mounting threat at a time when growth was already anemic, particularly given that the U.S. remains the largest export market for many EU member states.
Global equities outperformed U.S. stocks in the first quarter of 2025, reflecting a shift away from expectations for U.S.
exceptionalism—notably, Hong Kong’s Hang Seng surged 15.3% and Germany’s DAX advanced 11.3%, while the S&P 500 and NASDAQ fell 4.6% and 8.3% respectively. This was partially driven by the unveiling of China-based DeepSeek, whose apparently more efficient and less expenditure-intensive AI model triggered steep losses in Nvidia and its five largest customers
(Amazon, Alphabet, Meta, Tesla, and Microsoft), and the defense spending and fiscal stimulus plans announced in the euro zone and Germany. Adding to the pressure on U.S. equities was mounting concern over trade policy, as markets reacted to the tariffs introduced throughout the first quarter of 2025 and into the second quarter. The severity of the “Liberation Day” tariffs in particular shocked investors and triggered a deep selloff in global markets: the S&P 500 dropped 6.0% on April 4 alone, its worst day since 2020. Peak-to-trough, the S&P 500 fell 18.9% between February 19, 2025, and April 8, 2025, before recouping some losses. Though the 90-day pause on most new tariffs briefly lifted sentiment, global equity markets remain fragile, whipsawed by policy rumors and conflicting commentary as policy clarity has failed to materialize. Any policy certainty may provide significant relief to markets. Year-to-date through May 8, 2025, the S&P 500, Euro Stoxx 600, Nikkei 225, and
Shanghai Composite have returned -4.3%, 5.1%, -7.8%, and -0.3%, respectively. Fragile equity markets could limit our ability to capitalize on exits through IPOs.
Since mid-February, credit markets have also experienced notable volatility. For most of the past 25 years, equity and bond prices have been negatively correlated; a spike in equity market volatility would generally drive U.S. Treasury yields lower. While this pattern has reversed since 2022, the shift was particularly apparent during the equity market volatility in early
April. 10-year Treasury yields initially fell with the onset of the market selloff, but quickly rose once more and now sit at around 4.3% as of May 8, 2025. Large and persistent fiscal deficits, an overvalued dollar, and the risk of sanctions pressure have combined to make U.S. dollar-denominated assets less attractive. This in turn has put upward pressure on the term premia of longer-duration Treasuries, which suggests yields could be higher going forward. Amid broader market volatility, high yield credit spreads have risen rapidly since mid-February. Single-B spreads were 383 basis points as of May 8, 2025, hovering near their highest levels since 2023. Since mid-February, leveraged loan prices have experienced their steepest declines since mid-2023, prompting a record $6.5 billion single week outflow from U.S. leveraged-loan funds in the first week of April. This repricing reflects heightened investor caution and a reassessment of credit risk, signaling that borrowing costs in the leveraged loan market could remain elevated until market uncertainty subsides. While sentiment has improved in May and leveraged finance markets have thawed on optimism that less punitive trade deals with major partners will soon be established, weaker corporate borrowers could face freezes in the leveraged finance markets during bouts of severe market volatility as we saw for most of April, when banks struggled to obtain financing for certain deals through broadly syndicated lending and U.S. markets experienced a drought in leveraged loan launches for the longest stretch since at least 2013. Continued weakness in the leveraged loan markets could impede our ability to effectuate private equity deals and slow CLO issuance. However, there could be attractive opportunities for our private credit business to the extent that traditional lending channels pull back on financing activity. Sharp price declines in the secondary market for leveraged loans could also present our CLO business with openings to purchase assets at attractive levels.
As most of the tariff-related market volatility materialized in the latter half of the first quarter and into the second, global mergers and acquisitions (“M&A”) activity in the first quarter of 2025 did not yet reflect increased stress, with aggregate deal volume rising 7.8% quarter-over-quarter and 24.3% year-over-year to nearly $1.1 trillion, the highest level since the second quarter of 2022. Growth during the quarter was primarily driven by deals in the U.S., where, despite a 5.3% decline in the number of transactions, deal volumes rose to $484 billion, a 27.4% increase from the previous quarter. By contrast, deal volumes in Europe and Asia remained subdued, growing by 3.8% and declining by 3.8%, respectively. Global leveraged buyout activity, including add-ons, increased by 9.5% quarter-over-quarter to $147.2 billion, reflecting a 90.2% rise over 2024’s weak first quarter. However, the overall strong level of activity had very little impact on exits of private equity-backed portfolio companies. In addition to challenging conditions in the initial public offering market, trade sales remained subdued as general partners struggled to find buyers. Looking ahead, there is significant risk to the outlook for overall M&A activity. Uncertainty around the end state of tariff policy may prompt companies to delay deal-making decisions. Heightened equity and credit market volatility seem likely to dampen M&A activity over the next several months. Historically, changes in M&A volumes have closely tracked equity market movements over the prior 6-month period. A slowdown in M&A volumes could impede the private market industry’s ability both to complete planned exits and to deploy capital.
Our investment activity in the first quarter continued the momentum we experienced toward the end of 2024 as global deal activity began to rebound relative to the depressed levels of 2023. We deployed $11.1 billion during the quarter, nearly
40% more capital than deployed in the first quarter of 2024, and more than double the $5.0 billion capital deployed in the first quarter of 2023. We realized proceeds in our traditional carry funds of $8.6 billion during the first quarter, including from the secondary offering of StandardAero, Inc. and the IPO of Hexaware Technologies Ltd. Robust deal activity generated $76.7 million in transaction and portfolio advisory fees, net of rebate offsets, during the three months ended March 31, 2025, more than three times the comparable prior year period. However, as noted above, the impact of pervasive uncertainty in global markets, combined with heightened equity and credit market volatility, may impact our investment deployment and realization pace in the near term. A slower pace of investment activity may reduce our realized performance revenues as well as our transaction and portfolio advisory fees in the coming quarters. A slower pace of deployment may also slow management fee growth for funds that earn fees on deployed capital, particularly in our Global Credit segment.
Our carry fund portfolio appreciated 2% in the first quarter of 2025, displaying relative stability compared to the volatility of the global equity markets as the quarter drew to a close. Within our Global Private Equity segment in the first quarter, our corporate private equity funds appreciated 2%, driven by generally strong performance in the U.S. Our infrastructure and natural resources funds appreciated 3% in the quarter, reflecting stable commodity prices, and our real estate funds appreciated
1%. Our Global Credit carry funds (which represent approximately 11% of the total Global Credit remaining fair value as of
March 31, 2025) appreciated 4% in the first quarter, while carry funds in our Carlyle AlpInvest segment appreciated 1% in the first quarter. Approximately 8% of our Global Private Equity portfolio is in publicly traded investments, an increase from 4%
one year ago. Our publicly traded portfolio appreciated 1% during the first quarter; however, the larger concentration of public investments does increase our exposure to the impact of equity market volatility.
We had $14.2 billion in inflows in the first quarter, of which $9.7 billion was generated from fundraising activity across our three segments, with the balance resulting from closed reinsurance transactions. While investors were beginning to see net positive distributions in certain asset classes, looking ahead the persistent market volatility described above could revive challenges in the fundraising landscape that may have started to ease. Investors could face both liquidity pressures from market drawdowns and incidental overallocation to private market assets through the denominator effect, which in turn may make fundraising efforts more challenging.

Recent Developments
Dividends
In April 2025, our Board of Directors declared a quarterly dividend of $0.35 per share to common stockholders of record at the close of business on May 19, 2025, payable on May 27, 2025.
Restructuring of Investment in NGP
On March 31, 2025, we restructured the terms of our strategic investment in NGP (the “Restructuring”) to further align our interests and those of NGP. The Restructuring eliminated previous restrictions on our ability to pursue domestic energy strategies, established a new capital markets fees arrangement with NGP, and terminated our obligation to grant up to
$10 million of Carlyle common shares to NGP annually following a final grant made with respect to 2030. Additionally, in order to facilitate the development of future funds while substantially maintaining our economics on existing funds, the
Restructuring reduced our allocation of the management fee related revenues of NGP Management for all funds that held an initial closing after December 31, 2024, as well as its share of the performance allocations received by current and future NGP fund general partners, as discussed further below.
Prior to the Restructuring, our equity interests in NGP Management Company, L.L.C. (“NGP Management”) entitled us to an allocation of income equal to 55.0% of the management fee related revenues earned by NGP Management. Subsequent to the Restructuring, for all funds that held an initial closing after December 31, 2024, the Company’s allocations of income for the management fee related revenues will be based on a sliding scale of the total annual management fee related revenues accrued from all such funds in the aggregate up to 55.0%, including all management fees being retained by NGP for the years
2025 through 2028 on such future NGP funds. As a result of the Restructuring, we recorded an impairment charge of
$92.5 million during the three months ended March 31, 2025. The allocation of management fee related revenues for existing
NGP funds remains unchanged, including our interest in management fees from NGP XI, NGP XII, and NGP XIII.
Our investment in the general partners of the NGP Carry Funds entitled us to 47.5% (38.0% to 42.75% in the case of certain funds) of the performance allocations received by certain current and future NGP fund general partners prior to the
Restructuring. In connection with the Restructuring, our allocation of the performance allocations from existing NGP Carry
Funds was reduced to a range of 35.1% to 43.8%, which resulted in a $38 million reduction in accrued performance allocations during the three months ended March 31, 2025. Our interest in the performance allocations from future NGP Carry Funds will be based on a sliding scale of the fee paying capital raised in each future NGP Carry Fund, up to 47.5% of the performance allocations received by future NGP Carry Funds.
The impairment charge related to the investment in NGP Management and the reduction in accrued performance allocations from NGP Carry Funds are recorded in Principal investment income (loss) in the condensed consolidated statements of operations and excluded from Distributable Earnings, as defined in “—Key Financial Measures—Non-GAAP Financial
Measures.” For further information regarding our strategic investments in NGP and the Restructuring, refer to Note 4,
Investments, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
The timing and receipt of realized performance allocations varies with the lifecycle of our carry funds and there is often a difference between the time we start accruing performance allocations and realization. The timing of performance allocation realizations from our Carlyle AlpInvest, Carlyle Aviation, and Abingworth funds is typically later than in our other carry funds based on the terms of such arrangements.
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
funds.
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. This amount is known as the “giveback obligation.” In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. See Note 8,
Commitments and Contingencies, for more information.
Accrued performance allocations and accrued giveback obligations at a point in time assume a hypothetical liquidation of the funds’ investments at their then current fair values. Each investment fund is considered separately in evaluating carried interest and potential giveback obligations. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations net of (i) accrued giveback obligations, (ii) accrued performance allocations related compensation, (iii) performance allocations related tax obligations, and (iv) accrued performance allocations attributable to non-controlling interests. Net accrued performance revenues exclude any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods, as well as net accrued performance revenues which are presented as fee related performance revenues when realized in our non-GAAP financial measures. Realized performance allocation-related compensation that has not yet been paid is also excluded from our net accrued performance allocations.
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. The aggregate amount of giveback obligations realized since Carlyle’s inception totaled
$257.0 million, $175.6 million of which was related to various Legacy Energy Funds. Given that current and former senior
Carlyle professionals and other limited partners of the Carlyle Holdings partnerships are responsible for paying the majority of the realized giveback obligation, only $87.1 million of the $257.0 million aggregate giveback obligation realized since inception was attributable to Carlyle. The realization of giveback obligations for the Company’s portion of such obligations reduces Distributable Earnings in the period realized. Further, each individual who holds equity interests in carried interest generated by our funds and is a recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance allocation compensation is subject to return to the Company in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.
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
Investment income also represents the realized and unrealized gains and losses on our principal investments, including our investments in Carlyle funds that are not consolidated, and our strategic investments in NGP as described below. Realized principal investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. A realized principal investment loss is also recorded when an investment is deemed to be permanently impaired or worthless. Unrealized principal investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of previously recognized unrealized gains (losses) at the time an investment is realized.

We account for our investments in NGP under the equity method of accounting. Our investments in NGP include the equity interests in NGP Management and the general partners of certain carry funds advised by NGP. Following the
Restructuring, our equity interests in NGP Management entitle us to an allocation of income equity equal to 55.0% of the management fee related revenues earned by NGP Management for existing funds, and up to 55.0% for all NGP funds that held an initial closing after December 31, 2024, including all management fees being retained by NGP for the years 2025 through
2028 on such future NGP funds. Our investment in the general partners of the NGP Carry Funds entitle us to up to 47.5% of the performance allocations received from NGP fund general partners. For further information regarding our strategic investments in NGP and the Restructuring, refer to Note 4, Investments, to the condensed consolidated financial statements included in this
Quarterly Report on Form 10-Q.
We record investment income (loss) for our equity income allocation from NGP management fee related revenues and our share of any allocated expenses from NGP Management, as well as expenses associated with the compensatory elements of the strategic investment and any impairment charges. We also record our equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in our condensed consolidated statements of operations. We do not control or manage NGP. Moreover, we do not operate NGP’s business, have representation on NGP’s board or serve as an investment advisor to any investment fund sponsored by NGP, nor do we direct the operations of any of NGP portfolio companies. While we have consent rights over certain major actions by
NGP outside of the ordinary course of NGP’s business (including, for example, consent rights over items such as amendments to the organizational documents of the entity in which we are invested, changes to the management fee streams earned by NGP under its fund agreements, or the incurrence of certain debt by NGP and other similar items), we have no voting rights or consent rights on any NGP investment committee that selects investments to be made by NGP funds.
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
We recognize as compensation expense the portion of performance allocations and incentive fees that are due to our employees, senior Carlyle professionals, advisors, and operating executives in a manner consistent with how we recognize the performance allocations and incentive fee revenue. These amounts are accounted for as compensation expense in conjunction with the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Compensation in respect of performance allocations and incentive fees is paid when the related performance allocations and incentive fees are realized, and not when such performance allocations and incentive fees are accrued. The funds do not have a uniform allocation of performance allocations and incentive fees to our employees, senior
Carlyle professionals, advisors, and operating executives. However, we generally allocate a range of 60% to 70% of performance allocations and incentive fees to our employees.
In addition, we have implemented various equity-based compensation arrangements that require senior Carlyle professionals and other employees to provide services over a service period of generally one year to four years in order to vest in the applicable equity interests, which under U.S. GAAP will result in compensation charges over current and future periods.

In certain of our equity-based compensation arrangements, vesting is based on the achievement of certain performance targets or market conditions (see Note 14, Equity-Based Compensation, for additional information). Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
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
Earnings Per Common Share. We compute earnings per common share in accordance with ASC 260, Earnings Per
Share. Basic earnings per common share is calculated by dividing net income (loss) attributable to the common shares of the
Company by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities. See Note 12, Earnings Per Common Share, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information.
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
GAAP in that it includes certain tax expenses associated with certain foreign performance revenues (composed of performance allocations and incentive fees), and does not include unrealized performance allocations and related compensation expense, unrealized principal investment income, equity-based compensation expense, net income (loss) attributable to non-Carlyle interest in consolidated entities, or charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operational performance. Charges (credits) related to
Carlyle corporate actions and non-recurring items include: charges associated with the Conversion, charges associated with acquisitions, dispositions, or strategic investments, changes in the tax receivable agreement liability, amortization and any impairment charges associated with acquired intangible assets, transaction costs associated with acquisitions and dispositions, charges associated with earn-outs and contingent consideration including gains and losses associated with the estimated fair value of contingent consideration issued in conjunction with acquisitions or strategic investments, impairment charges associated with lease right-of-use assets, gains and losses from the retirement of debt, charges associated with contract terminations and employee severance, and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance. We believe the inclusion or exclusion of these items provides investors with a meaningful indication of our core operating performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed further under “—Consolidated Results of Operations” prepared in accordance with U.S. GAAP.
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
(f)the gross assets (including assets acquired with leverage) of certain cross-platform credit and direct lending products, excluding cash and cash equivalents for one of our business development companies (included in “Fee-
earning AUM based on fair value and other” in the table below); and
(g)the lower of cost or fair value of invested capital, generally for AlpInvest carry funds where the commitment fee period has expired and certain carry funds where the investment period has expired, (included in “Fee-earning
AUM based on fair value and other” in the table below).

The chart below presents Fee-earning AUM by segment at each period, in billions.
The table below details Fee-earning AUM by its respective components at each period.

	As of March 31,
	2025	2024
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments	$60,730	$72,095
Fee-earning AUM based on invested capital	82,747	68,662
Fee-earning AUM based on collateral balances, at par	44,359	48,072
Fee-earning AUM based on net asset value	24,411	20,137
Fee-earning AUM based on fair value and other	101,596	95,259
Balance, End of Period(1)	$313,843	$304,225
(1)Ending balances as of March 31, 2025 and 2024 exclude $25.6 billion and $15.3 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2025	2024
(Dollars in millions) Consolidated Results
Fee-earning AUM Rollforward
Balance, Beginning of Period	$304,358	$307,418
Inflows(1)	11,866	5,664
Outflows (including realizations)(2)	(5,606)	(6,311)
Market Activity & Other(3)	1,430	(1,347)
Foreign Exchange(4)	1,795	(1,199)
Balance, End of Period	$313,843	$304,225

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
(d)the fair value of Fortitude’s general account assets invested under the strategic advisory services agreement; and
(e) the gross assets (including assets acquired with leverage) of certain cross-platform credit and direct lending products, plus the capital that Carlyle is entitled to call from investors in those vehicles pursuant to the terms of their capital commitments to those vehicles.

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
For most of our Global Private Equity and Carlyle AlpInvest carry funds, total AUM includes the fair value of the capital invested, whereas Fee-earning AUM includes the amount of capital commitments or the remaining amount of invested capital, depending on whether the original investment period for the fund has expired. As such, Fee-earning AUM may be greater than total AUM when the aggregate fair value of the remaining investments is less than the cost of those investments.
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

Three Months Ended March 31, 2025
Consolidated Results (Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$441,020
Inflows(1)	14,169
Outflows (including realizations)(2)	(9,493)
Market Activity & Other(3)	4,048
Foreign Exchange(4)	2,864
Balance, End of Period	$452,608
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
Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) Carlyle Tactical Private Credit Fund (“CTAC”), (e) our closed-end tender offer Carlyle AlpInvest
Private Markets (“CAPM”) funds, and (f) certain other structured credit products. As of March 31, 2025, our total AUM and
Fee-earning AUM included $102.1 billion and $99.1 billion, respectively, of Perpetual Capital.
Performance Fee Eligible AUM. “Performance Fee Eligible AUM” represents the AUM of funds for which we are entitled to receive performance allocations, inclusive of the fair value of investments in those funds (which we refer to as
“Performance Fee Eligible Fair Value”) and their Available Capital. Performance Fee Eligible Fair Value is “Performance Fee-
Generating” when the associated fund has achieved the specified investment returns required under the terms of the fund’s agreement and is accruing performance revenue as of the quarter-end reporting date. Funds whose performance allocations are treated as fee related performance revenues are excluded from these metrics. As of March 31, 2025, our total AUM included
$231.3 billion of Performance Fee Eligible AUM.

Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our condensed consolidated financial statements. As of March 31, 2025, our Consolidated Funds represent approximately 2% of our
AUM; 1% of our management fees for the three months ended March 31, 2025; and 2% of our total investment income or loss on an unconsolidated basis for the three months ended March 31, 2025.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise. As of March 31, 2025, the assets and liabilities of the Consolidated Funds were primarily related to our consolidated CLOs, which held approximately
$8.8 billion of total assets. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three months ended March 31, 2025 and 2024. The condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment income (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended March 31,		Change
	2025	2024	$	%
(Dollars in millions)
Revenues
Fund management fees	$586.1	$523.6	$62.5	12%
Incentive fees	43.2	26.2	17.0	65%
Investment income (loss)
Performance allocations	222.9	(157.0)	379.9	NM
Principal investment income	(63.1)	73.1	(136.2)	NM
Total investment income (loss)	159.8	(83.9)	243.7	NM
Interest and other income	50.6	57.6	(7.0)	(12)%
Interest and other income of Consolidated Funds	133.4	164.9	(31.5)	(19)%
Total revenues	973.1	688.4	284.7	41%
Expenses
Compensation and benefits
Cash-based compensation and benefits	218.4	221.9	(3.5)	(2)%
Equity-based compensation	103.5	108.3	(4.8)	(4)%
Performance allocations and incentive fee related compensation	171.4	(72.8)	244.2	NM
Total compensation and benefits	493.3	257.4	235.9	92%
General, administrative and other expenses	173.6	147.7	25.9	18%
Interest	27.8	30.8	(3.0)	(10)%
Interest and other expenses of Consolidated Funds	113.5	124.6	(11.1)	(9)%
Other non-operating expenses (income)	—	0.2	(0.2)	NM
Total expenses	808.2	560.7	247.5	44%
Other income (loss)
Net investment income (loss) of Consolidated Funds	6.1	(7.0)	13.1	NM
Income before provision for income taxes	171.0	120.7	50.3	42%
Provision for income taxes	12.4	21.9	(9.5)	(43)%
Net income	158.6	98.8	59.8	61%
Net income attributable to non-controlling interests in consolidated entities	28.6	33.2	(4.6)	(14)%
Net income attributable to The Carlyle Group Inc. Common Stockholders	$130.0	$65.6	$64.4	98%
NM - Not meaningful

Revenues
Fund management fees. Fund management fees increased $62.5 million, or 11.9%, for the three months ended March 31,
2025, as compared to the three months ended March 31, 2024, primarily due to the following:

Three Months Ended March 31,
2025 v. 2024
(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds which charge fees based on commitments and the impact of incremental fundraising in funds which activated fees in a prior period	$41.4
Lower management fees resulting from the change in basis from commitments to invested capital and step-downs in rate for certain funds, and the impact of net investment activity in funds whose management fees are based on invested capital, including the impact of changes in the base under the strategic advisory services agreement with Fortitude	(40.8)
Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	13.8
Higher transaction and portfolio advisory fees	52.9
All other changes	(4.8)
Total increase in Fund management fees(1)	$62.5
(1)Total increase in Fund management fees does not include our equity income allocation from NGP management fee related revenues. We do not control
NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP. Therefore, Fund management fees associated with NGP are included in Principal investment income (loss) in our U.S. GAAP results.
For both the three months ended March 31, 2025 and 2024, no funds generated over 10% of total management fees. Over the last twelve months, Fee-earning assets under management in our Global Credit and Carlyle AlpInvest segments grew 5%
and 16%, respectively, while Global Private Equity decreased 5%. As a result, Fund management fees increased in Global
Credit and Carlyle AlpInvest, while Global Private Equity decreased, which was due in part to smaller buyout fund sizes in our corporate private equity strategy and step-downs in rate or basis, partially offset by the activation of fees in certain products in our Global Private Equity segment in the latter part of 2024.
Fund management fees included transaction and portfolio advisory fees, net of rebate offsets, of $76.7 million and
$23.8 million for the three months ended March 31, 2025 and 2024, respectively. These fees primarily comprise capital markets fees generated by Carlyle Global Capital Markets. Approximately half of the fees earned during the three months ended March
31, 2025 was related to the acquisition of a healthcare investment across our U.S., Europe, and Asia buyout funds. The recognition of portfolio advisory fees, transactions fees, and capital markets fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. See “—Trends Affecting Our
Business” for further discussion on our investment activity and broader market trends.

Investment income (loss). Investment income (loss) increased $243.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which included an increase in Performance allocations of $379.9 million and a decrease in Principal investment income (loss) of $136.2 million. The components of Investment income (loss) are included in the following table:

	Three Months Ended March 31,		Change
	2025	2024	$	%
(Dollars in millions)
Performance allocations	$222.9	$(157.0)	$379.9	NM
Principal investment income (loss):
Investment income from NGP, which includes performance allocations	(107.2)	31.4	(138.6)	NM
Investment income (loss) from our carry funds:
Global Private Equity	11.5	(2.7)	14.2	NM
Global Credit	0.8	8.5	(7.7)	(91)%
Carlyle AlpInvest	13.8	7.1	6.7	94%
Investment income (loss) from our CLOs	(0.8)	13.4	(14.2)	NM
Investment income (loss) from Carlyle FRL	13.9	(1.2)	15.1	NM
Investment income from our other Global Credit products	6.4	12.5	(6.1)	(49)%
Investment income (loss) on foreign currency hedges	(0.8)	2.8	(3.6)	NM
All other investment income (loss)	(0.7)	1.3	(2.0)	NM
Total Principal investment income (loss)	(63.1)	73.1	(136.2)	NM
Total Investment income (loss)	$159.8	$(83.9)	$243.7	NM
Performance allocations. Performance allocations by segment for the three months ended March 31, 2025 and 2024 comprised the following:

	Three Months Ended March 31,		Change
	2025	2024	$	%
(Dollars in millions)
Global Private Equity	$85.0	$(363.5)	$448.5	NM
Global Credit	79.0	65.1	13.9	21%
Carlyle AlpInvest	58.9	141.4	(82.5)	(58)%
Total performance allocations	$222.9	$(157.0)	$379.9	NM
Performance allocations for the three months ended March 31, 2025 included the following:
•In the Global Private Equity segment, Performance allocation accruals were primarily driven by appreciation in CP
VII, CP VI, and our infrastructure and natural resources strategy, partially offset by the reversal of Performance allocations in CAP V reflecting portfolio depreciation largely driven by publicly traded portfolio companies and the impact of preferred returns.
•In the Global Credit segment, Performance allocation accruals were primarily driven by appreciation in SASOF V and CCOF II.
•In the Carlyle AlpInvest segment, Performance allocation accruals were primarily driven by appreciation in co-
investment funds.
Performance allocations for the three months ended March 31, 2024 included the following:
•In the Global Private Equity segment, the reversal of Performance allocations was primarily driven by depreciation in CEP V and preferred returns outpacing appreciation in CP VII.
•In the Global Credit segment, Performance allocation accruals were primarily driven by appreciation in opportunistic credit and aviation funds, as well as cross-platform products.

•In the Carlyle AlpInvest segment, Performance allocation accruals were primarily driven by appreciation in secondaries & portfolio finance and co-investment funds.
See “—Trends Affecting Our Business” for further discussion on the macroeconomic, geopolitical and industry landscape and our investment activity.
Principal investment income (loss). The decrease in Principal investment income (loss) for the three months ended March
31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to an impairment charge of
$92.5 million and a $38.0 million reduction in NGP accrued carry related to the Restructuring (see Note 4, Investments, for more information).
Interest and other income of Consolidated Funds. Interest and other income of Consolidated Funds decreased $31.5 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, driven primarily by a decrease in interest income from consolidated CLOs. Our CLOs generate interest income primarily from investments in bonds and loans, inclusive of amortization of discounts, and generate other income from consent and amendment fees. Substantially all interest and other income of the CLOs and other consolidated funds together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’ limited partners or CLO investors.
Accordingly, such amounts have no material impact on net income attributable to the Company.
Expenses
Compensation and benefits. Total compensation and benefits increased $235.9 million for the three months ended March
31, 2025, as compared to the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 was driven by an increase in Performance allocations and incentive fee related compensation of $244.2 million, which was primarily driven by an increase in Performance allocations, on which Performance allocations and incentive fee related compensation is based.
General, administrative and other expenses. General, administrative and other expenses increased $25.9 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily driven by an increase in reserves for funds in fundraising and operating costs related to certain funds of $7.1 million, an increase in travel and conference expenses of $5.3 million, and foreign exchange losses of $4.3 million driven by certain accrued carry balances during the three months ended March 31, 2025. Additionally,the increase for the three months ended March 31, 2025 was also impacted by a lower reversal of value-added tax expense in Asia.
Interest and other expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds decreased $11.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to lower interest expense on the consolidated CLOs, partially offset by foreign currency adjustments related to certain consolidated AlpInvest funds. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees, and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated Funds is attributable to the related funds’
limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the
Company.
Net investment income (loss) of Consolidated Funds. The table below summarizes the components of Net investment income (loss) of Consolidated Funds, including our consolidated CLOs and certain other funds:

	Three Months Ended March 31,		Change
	2025	2024	$	%
(Dollars in millions)
Realized gains (losses)	$(0.4)	$(21.2)	$20.8	NM
Net change in unrealized gains	7.4	103.9	(96.5)	(93)%
Total gains (losses)	7.0	82.7	(75.7)	(92)%
Losses from liabilities of CLOs	(0.9)	(89.7)	88.8	(99)%
Total net investment income (loss) of Consolidated Funds	$6.1	$(7.0)	$13.1	NM
Provision for income taxes. The Company’s provision for income taxes was $12.4 million and $21.9 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate was approximately 7% and 18% for the three months ended March 31, 2025 and 2024, respectively.  The effective tax rate for the three months ended March 31,
2025 primarily comprised the 21% U.S. federal corporate income tax rate and disallowed executive compensation, primarily offset by a benefit related to equity-based compensation deductions and non-controlling interest. The effective tax rate for the three months ended March 31, 2024 primarily comprised the 21% U.S. federal corporate income tax rate and disallowed executive compensation, partially offset by non-controlling interest and foreign income taxes.
As of March 31, 2025 and December 31, 2024, the Company had federal, state, local and foreign taxes payable of
$70.4 million and $46.2 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
Net income attributable to non-controlling interests in consolidated entities. Net income attributable to non-controlling interests in consolidated entities was $28.6 million for the three months ended March 31, 2025 as compared to $33.2 million for the three months ended March 31, 2024. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related fund’s limited partners or CLO investors, as well as net earnings from our Insurance Solutions business and certain other products that are allocated to certain third-party investors.
These amounts also reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions. The net income of our Consolidated Funds, after eliminations, was $8.0 million and
$12.7 million for the three months ended March 31, 2025 and 2024, respectively.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These Non-GAAP financial measures are presented for the three months ended March 31, 2025 and 2024. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with the Conversion, impairment charges associated with lease right-of-use assets, gains or losses from retirement of debt, charges associated with contract terminations and employee severance, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.
The following table shows our total segment DE and FRE for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Total Segment Revenues	$1,043.2	$1,023.0
Total Segment Expenses	587.8	591.7
(=) Distributable Earnings	$455.4	$431.3
(-) Realized Net Performance Revenues	127.4	142.0
(-) Realized Principal Investment Income	30.0	33.7
(+) Net Interest	12.6	10.7
(=) Fee Related Earnings	$310.6	$266.3

The following table sets forth our total segment revenues for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$525.5	$515.6
Portfolio advisory and transaction fees, net and other	77.9	26.7
Fee related performance revenues	39.5	29.1
Total fund level fee revenues	642.9	571.4
Realized performance revenues	355.1	397.8
Realized principal investment income	30.0	33.7
Interest income	15.2	20.1
Total Segment Revenues	$1,043.2	$1,023.0
The following table sets forth our total segment expenses for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$224.0	$214.3
Realized performance revenue related compensation	227.7	255.8
Total compensation and benefits	451.7	470.1
General, administrative, and other indirect expenses	95.6	79.7
Depreciation and amortization expense	12.7	11.1
Interest expense	27.8	30.8
Total Segment Expenses	$587.8	$591.7

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable
Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to
Distributable Earnings and to Fee Related Earnings.

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Income (loss) before provision for income taxes	$171.0	$120.7
Adjustments:
Net unrealized performance and fee related performance revenues	90.0	193.2
Unrealized principal investment (income) loss	(17.0)	(4.4)
Equity-based compensation(1)	104.7	111.0
Acquisition or disposition-related charges, including amortization of intangibles and impairment	122.2	32.8
Tax (expense) benefit associated with certain foreign performance revenues	—	(1.0)
Net (income) loss attributable to non-controlling interests in consolidated entities	(28.6)	(33.2)
Other adjustments(2)	13.1	12.2
(=) Distributable Earnings	$455.4	$431.3
(-) Realized net performance revenues, net of related compensation(3)	127.4	142.0
(-) Realized principal investment income(3)	30.0	33.7
(+) Net interest	12.6	10.7
(=) Fee Related Earnings	$310.6	$266.3
(1)Equity-based compensation for the three months ended March 31, 2025 and 2024 includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.
(3)  See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2025
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$222.9	$132.2	$355.1
Performance revenues related compensation expense	171.4	56.3	227.7
Net performance revenues	$51.5	$75.9	$127.4

Principal investment income (loss)	$(63.1)	$93.1	$30.0

	Three Months Ended March 31, 2024
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(157.0)	$554.8	$397.8
Performance revenues related compensation expense	(72.8)	328.6	255.8
Net performance revenues	$(84.2)	$226.2	$142.0

Principal investment income (loss)	$73.1	$(39.4)	$33.7
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
Management and its affiliates that are excluded from the Non-GAAP results.
Distributable Earnings for our reportable segments are as follows:

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Global Private Equity	$265.6	$313.1
Global Credit	110.5	82.1
Carlyle AlpInvest	79.3	36.1
Distributable Earnings	$455.4	$431.3
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
basis due to the exclusion of fund expenses that are paid by the Consolidated Funds.

Global Private Equity
The following table presents our results of operations for our Global Private Equity(1) segment:

	Three Months Ended March 31,		Change
	2025	2024	$	%
(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$283.0	$304.6	$(21.6)	(7)%
Portfolio advisory and transaction fees, net and other	14.5	7.1	7.4	104%
Fee related performance revenues	—	3.7	(3.7)	(100)%
Total fund level fee revenues	297.5	315.4	(17.9)	(6)%
Realized performance revenues	317.1	373.8	(56.7)	(15)%
Realized principal investment income	15.1	18.9	(3.8)	(20)%
Interest income	6.0	7.6	(1.6)	(21)%
Total revenues	635.7	715.7	(80.0)	(11)%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	100.7	109.3	(8.6)	(8)%
Realized performance revenues related compensation	200.4	234.3	(33.9)	(14)%
Total compensation and benefits	301.1	343.6	(42.5)	(12)%
General, administrative, and other indirect expenses(1)	48.7	38.6	10.1	26%
Depreciation and amortization expense	6.9	6.4	0.5	8%
Interest expense	13.4	14.0	(0.6)	(4)%
Total expenses	370.1	402.6	(32.5)	(8)%
(=) Distributable Earnings	$265.6	$313.1	$(47.5)	(15)%
(-) Realized Net Performance Revenues	116.7	139.5	(22.8)	(16)%
(-) Realized Principal Investment Income	15.1	18.9	(3.8)	(20)%
(+) Net Interest	7.4	6.4	1.0	16%
(=) Fee Related Earnings	$141.2	$161.1	$(19.9)	(12)%
(1)For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions.

Distributable Earnings
Distributable Earnings decreased $47.5 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2025:

Three Months Ended March 31,
2025 v. 2024
(Dollars in millions)
Distributable Earnings, March 31, 2024	$313.1
Increases (decreases):
Decrease in fee related earnings	(19.9)
Decrease in realized net performance revenues	(22.8)
Decrease in realized principal investment income	(3.8)
Increase in net interest	(1.0)
Total decrease	(47.5)
Distributable Earnings, March 31, 2025	$265.6
Realized Net Performance Revenues. Realized net performance revenues decreased $22.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Realized net performance revenues for the three months ended March 31, 2025 were primarily attributable to realizations in CPP II, CIEP I and CETP IV. Realized net performance revenues for the three months ended March 31, 2024 were primarily attributable to realizations in CAP IV and
CIEP I. A slower pace of investment activity may reduce our realized net performance revenues in the coming quarters.
Fee Related Earnings
Fee Related Earnings decreased $19.9 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2025:

Three Months Ended March 31,
2025 v. 2024
(Dollars in millions)
Fee Related Earnings, March 31, 2024	$161.1
Increases (decreases):
Decrease in fee revenues	(17.9)
Decrease in cash-based compensation and benefits	8.6
Increase in general, administrative and other indirect expenses	(10.1)
All other changes	(0.5)
Total decrease	(19.9)
Fee Related Earnings, March 31, 2025	$141.2

Fee Revenues. Total fee revenues decreased $17.9 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to the following:

Three Months Ended March 31,
2025 v. 2024
(Dollars in millions)
Lower fund management fees	$(21.6)
Higher portfolio advisory and transaction fees, net and other	7.4
Lower fee related performance revenues	(3.7)
Total decrease in fee revenues	$(17.9)
The decrease in fund management fees for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to step-downs in management fee basis in certain funds, including CEP V and CRP
IX, as well as net investment realizations in funds on which management fees are based on invested capital. This was partially offset by the activation of fees in certain funds, including CJP V and CAP VI. The impact of smaller buyout funds in our corporate private equity strategy is resulting in, and may continue to result in, lower fund management fees relative to prior periods. However, we expect Global Private Equity fund management fees to increase next quarter due to the activation of management fees on our latest vintage U.S. real estate fund during the period.
The increase in portfolio advisory and transaction fees, net and other for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to an increase in transaction fees. Transaction fees are primarily generated by investment activity within our funds, and are therefore impacted by our investment pace. See “—Trends
Affecting Our Business” for further discussion on our investment activity and broader market trends.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $8.6 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a decrease in headcount and cash bonuses, and lower fee related performance compensation.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $10.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to an increase in reserves related to funds in fundraising as well as value-added tax in Asia. This was partially offset by foreign exchange gains for the three months ended March 31, 2025 compared to foreign exchange loss for the three months ended
March 31, 2024.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2025	2024
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$35,147	$51,370
Fee-earning AUM based on invested capital	52,949	42,627
Fee-earning AUM based on net asset value	7,311	7,110
Fee-earning AUM based on lower of cost or fair value	3,304	2,917
Total Fee-earning AUM	$98,711	$104,024

Annualized Management Fee Rate(2)	1.13%	1.15%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2025	2024
(Dollars in millions) Global Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$98,033	$106,651
Inflows(1)	1,497	719
Outflows (including realizations)(2)	(1,477)	(2,616)
Market Activity & Other(3)	(50)	(224)
Foreign Exchange(4)	708	(506)
Balance, End of Period	$98,711	$104,024
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
period end.
Fee-earning AUM of $98.7 billion at March 31, 2025 increased 1% from $98.0 billion at December 31, 2024. The net increase was due to:
•Inflows of $1.5 billion, which included additional fee-paying capital raised in CAP VI, and investments in our Asia buyout and Europe buyout funds which charge fees on invested capital; and
•Positive foreign exchange activity of $0.7 billion reflecting the translation of our EUR- and JPY-denominated funds to
USD.
Offsetting these increases were:
•Outflows of $1.5 billion, which included realizations in funds that charge fees on invested capital, notably in our U.S.
buyout, U.S. real estate, and Europe buyout funds, as well as the NGP Energy funds.
Fee-earning AUM of $98.7 billion at March 31, 2025 decreased 5% from $104.0 billion at March 31, 2024. The net decrease was due to:
•Outflows of $13.8 billion driven by realizations in funds that charge fees on invested capital, notably in our U.S.
buyout, U.S. real estate, and power funds, as a well as fee basis step-downs in CRP IX, CAP V, and CEP V.
Offsetting these decreases were:
•Inflows of $8.5 billion primarily from the activation of fees in CJP V and CAP VI, additional fee-paying capital raised in NGP XIII, and investments in funds which charge fees on invested capital.

Total AUM
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2025
(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$163,533
Inflows(1)	2,713
Outflows (including realizations)(2)	(4,679)
Market Activity & Other(3)	1,458
Foreign Exchange(4)	1,185
Balance, End of Period	$164,210
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
period end.
Total AUM was $164.2 billion at March 31, 2025, a slight increase from $163.5 billion at December 31, 2024. The net increase was due to:
•Inflows of $2.7 billion, which included new capital raised in NGP RP III, CRP X, CPI, and CAP VI;
•Market appreciation of $1.5 billion driven by our U.S. buyout funds, including CP VII ($0.7 billion), CP VI ($0.3 billion), and CP VIII ($0.3 billion); and
•Positive foreign exchange activity of $1.2 billion, which reflected the translation of our EUR- and JPY-denominated funds to USD.
Offsetting these increases were:
•Outflows of $4.7 billion driven by realizations in our power and U.S. buyout funds, as well as the NGP Energy funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of March 31, 2025, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc.
and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc.
is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following table reflects the performance of our significant funds in our Global Private Equity business. Please see
“—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(5)
				As of March 31, 2025						As of March 31, 2025
Fund (Fee Initiation Date/Step-down Date)(19)	Committed Capital(20)	Cumulative Invested Capital(1)	Percent Invested	Realized Value(2)	Remaining Fair Value(3)	MOIC (4)	Gross IRR (6)(12)	Net IRR (7)(12)	Net Accrued Carry/ (Giveback) (8)	Total Fair Value(9)	MOIC (4)	Gross IRR (6)(12)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,797	$10,389	70%	$955	$12,818	1.3x	20%	10%	$121	n/a	n/a	n/a
CP VII (May 2018 / Oct 2021)	$18,510	$17,740	96%	$6,260	$22,452	1.6x	12%	8%	$595	$6,530	1.6x	12%
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$25,302	$3,502	2.2x	18%	13%	$149	$26,265	2.5x	22%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$28,117	$557	2.2x	18%	14%	$39	$28,134	2.3x	20%
CEP V (Oct 2018 / Oct 2024)	€6,416	€5,841	91%	€1,446	€5,414	1.2x	5%	Neg	$—	€—	0.0x	Neg
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,798	103%	€6,197	€1,204	1.9x	17%	11%	$71	€6,249	2.1x	20%
CEP III (Jul 2007 / Dec 2013)	€5,295	€5,177	98%	€11,725	€24	2.3x	19%	14%	$2	€11,658	2.3x	19%
CAP VI (Jun 2024/Jun 2030)	$2,749	$—	—%	$—	$—	n/a	n/a	n/a	$—	n/a	n/a	n/a
CAP V (Jun 2018 / Jun 2024)	$6,554	$6,912	105%	$2,563	$6,825	1.4x	13%	8%	$4	$1,603	1.3x	18%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,146	107%	$8,360	$568	2.2x	18%	13%	$37	$8,669	2.4x	21%
CJP V (Nov 2024 / Nov 2030)	¥434,325	¥—	—%	¥—	¥—	n/a	n/a	n/a	$—	n/a	n/a	n/a
CJP IV (Oct 2020 / Nov 2024)	¥258,000	¥224,357	87%	¥136,028	¥270,732	1.8x	38%	25%	$71	¥182,724	3.5x	67%
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥261,428	¥18,314	3.1x	25%	18%	$9	¥270,022	3.2x	26%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$972	97%	$528	$1,719	2.3x	24%	17%	$77	$1,055	4.2x	36%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,960	$610	2.7x	26%	20%	$35	$1,956	2.4x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,283	$472	37%	$—	$564	1.2x	NM	NM	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,364	98%	$4,092	$1,401	2.3x	21%	15%	$69	$4,634	2.5x	23%
CETP V (Mar 2022 / Jun 2028)	€3,180	€1,361	43%	€—	€1,549	1.1x	NM	NM	$—	n/a	n/a	n/a
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,200	89%	€1,335	€1,459	2.3x	32%	23%	$58	€1,343	4.4x	74%
CETP III (Jul 2014 / Jul 2019)	€657	€608	93%	€1,750	€330	3.4x	41%	28%	$19	€1,755	3.8x	45%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$82	$1,564	1.7x	19%	14%	$25	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,206	89%	$1,575	$2,847	1.4x	5%	4%	$24	$1,764	2.2x	16%
All Other Active Funds & Vehicles(10)		$19,882	n/a	$14,742	$16,888	1.6x	12%	10%	$49	$14,765	2.0x	19%
Fully Realized Funds & Vehicles(11)(21)		$35,085	n/a	$80,705	$2	2.3x	28%	20%	$2	$80,707	2.3x	28%
TOTAL CORPORATE PRIVATE EQUITY(13)		$151,022	n/a	$202,168	$85,034	1.9x	25%	17%	$1,455	$201,813	2.3x	26%

Real Estate
CRP X (Apr 2025 / Jul 2030)	$7,481	$60	1%	$—	$57	1.0x	NM	NM	$—	n/a	n/a	n/a
CRP IX (Oct 2021 / Dec 2024)	$7,987	$5,596	70%	$209	$6,358	1.2x	17%	4%	$—	$195	1.5x	31%
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$5,165	94%	$5,345	$3,724	1.8x	34%	20%	$100	$5,345	2.1x	52%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,826	92%	$5,084	$1,213	1.6x	17%	10%	$15	$5,043	1.7x	20%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,158	92%	$3,808	$123	1.8x	27%	17%	$4	$3,727	1.9x	29%
CPI (May 2016 / n/a)	$7,871	$8,413	107%	$3,156	$7,695	1.3x	11%	9%	n/a*	$2,048	1.8x	12%
All Other Active Funds & Vehicles(14)		$2,851	n/a	$714	$3,026	1.3x	8%	6%	$4	$310	1.5x	22%
Fully Realized Funds & Vehicles(15)(21)		$13,430	n/a	$20,147	$13	1.5x	10%	6%	$—	$20,159	1.5x	10%
TOTAL REAL ESTATE(13)		$41,499	n/a	$38,461	$22,209	1.5x	12%	8%	$122	$36,828	1.6x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,008	44%	$799	$1,043	1.8x	28%	13%	$35	$751	3.1x	NM**
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,469	99%	$3,288	$1,430	1.9x	15%	9%	$46	$3,726	2.2x	18%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$1,982	90%	$466	$2,852	1.7x	19%	11%	$73	$343	1.9x	21%
CRSEF II (Nov 2022 / Aug 2027)	$1,187	$452	38%	$—	$686	1.5x	NM	NM	$10	n/a	n/a	n/a
NGP XIII (Feb 2023 / Feb 2028)	$2,300	$343	15%	$—	$458	1.3x	NM	NM	$1	n/a	n/a	n/a
NGP XII (Jul 2017 / Jul 2022)	$4,304	$3,515	82%	$4,513	$2,666	2.0x	21%	15%	$29	$4,129	2.9x	37%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$5,034	95%	$7,333	$2,338	1.9x	13%	11%	$107	$7,277	2.1x	21%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,434	$278	1.1x	3%	—%	$—	$3,262	1.2x	5%
All Other Active Funds & Vehicles(17)		$4,616	n/a	$2,965	$4,181	1.5x	15%	13%	$21	$2,605	2.2x	18%
Fully Realized Funds & Vehicles(18)(21)		$3,534	n/a	$5,536	$33	1.6x	8%	5%	$3	$5,569	1.6x	8%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES(13)		$26,304	n/a	$28,334	$15,964	1.7x	12%	9%	$325	$27,662	1.9x	14%

Legacy Energy Funds(16)		$16,741	n/a	$24,036	$6	1.4x	12%	6%	$—	$24,043	1.4x	14%

*Net accrued fee related performance revenues for CPI are excluded from Net Accrued Performance Revenues. These amounts will be reflected as fee related performance revenues when realized, and included in Fund level fee revenues in our segment results. There were no accrued fee related performance revenues for CPI as of March 31, 2025.
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
(17)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: NGP GAP, NGP RP I, NGP RP II, NGP RP III, NGP ETP IV, CPOCP, and
CRSEF.
(18)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CIP and CPP II.
(19)The fund step-down date represents the contractual step-down date under the respective fund agreements for funds on which the fee basis step-down has not yet occurred. Funds without a listed Fee Initiation Date and Step-down Date have not yet initiated fees.
(20)All amounts shown represent total capital commitments as of March 31, 2025. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.
(21)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended March 31,		Change
	2025	2024	$	%
(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$139.6	$136.9	$2.7	2%
Portfolio advisory and transaction fees, net and other	63.4	19.6	43.8	223%
Fee related performance revenues	28.8	24.2	4.6	19%
Total fund level fee revenues	231.8	180.7	51.1	28%
Realized performance revenues	13.3	0.6	12.7	NM
Realized principal investment income	5.5	13.8	(8.3)	(60)%
Interest income	7.0	10.7	(3.7)	(35)%
Total revenues	257.6	205.8	51.8	25%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	89.0	76.8	12.2	16%
Realized performance revenues related compensation	7.9	0.3	7.6	NM
Total compensation and benefits	96.9	77.1	19.8	26%
General, administrative, and other indirect expenses	35.0	29.6	5.4	18%
Depreciation and amortization expense	3.9	3.1	0.8	26%
Interest expense	11.3	13.9	(2.6)	(19)%
Total expenses	147.1	123.7	23.4	19%
(=) Distributable Earnings	$110.5	$82.1	$28.4	35%
(-) Realized Net Performance Revenues	5.4	0.3	5.1	NM
(-) Realized Principal Investment Income	5.5	13.8	(8.3)	(60)%
(+) Net Interest	4.3	3.2	1.1	34%
(=) Fee Related Earnings	$103.9	$71.2	$32.7	46%
Distributable Earnings
Distributable Earnings increased $28.4 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2025:

Three Months Ended March 31,
2025 v. 2024
(Dollars in millions)
Distributable Earnings, March 31, 2024	$82.1
Increases (decreases):
Increase in fee related earnings	32.7
Increase in realized net performance revenues	5.1
Decrease in realized principal investment income	(8.3)
Increase in net interest	(1.1)
Total increase	28.4
Distributable Earnings, March 31, 2025	$110.5

Realized Principal Investment Income. Realized principal investment income decreased $8.3 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily driven by lower realized principal investment income from our U.S. and European CLOs.
Fee Related Earnings
Fee Related Earnings increased $32.7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2025:

Three Months Ended March 31,
2025 v. 2024
(Dollars in millions)
Fee Related Earnings, March 31, 2024	$71.2
Increases (decreases):
Increase in fee revenues	51.1
Increase in cash-based compensation and benefits	(12.2)
Increase in general, administrative and other indirect expenses	(5.4)
All other changes	(0.8)
Total increase	32.7
Fee Related Earnings, March 31, 2025	$103.9
Fee Revenues. Fee revenues increased $51.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to the following:

Three Months Ended March 31,
2025 v. 2024
(Dollars in millions)
Higher fund management fees	$2.7
Higher portfolio advisory and transaction fees, net and other	43.8
Higher fee related performance revenues	4.6
Total increase in fee revenues	$51.1
The increase in Fund management fees for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by increases in management fees from CTAC, our opportunistic credit funds, and our direct lending business as a result of capital raised and deployed, partially offset by lower management fees from our liquid credit business.
The increase in portfolio advisory and transaction fees, net and other fees for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by an increase in capital markets fees. The recognition of capital markets fees can be volatile as they are primarily generated by investment activity and a slower pace of investment activity may reduce capital markets fees in the coming quarters. See “—Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.
The increase in fee related performance revenues for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due to higher fee related performance revenues from CTAC due to the growth of the product and its positive performance.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $12.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to an increase in accrued bonuses related to capital markets fees and incentive fees.

General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $5.4 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to an increase in costs for funds which are early in their lifecycle that are not recoverable.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2025	2024
Global Credit	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$2,467	$2,369
Fee-earning AUM based on invested capital	20,624	17,361
Fee-earning AUM based on collateral balances, at par	44,359	48,072
Fee-earning AUM based on net asset value	3,278	2,110
Fee-earning AUM based on fair value and other(2)	90,003	83,516
Total Fee-earning AUM	$160,731	$153,428

Annualized Management Fee Rate(3)	0.35%	0.35%
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
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2025	2024
Global Credit (Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$154,186	$155,238
Inflows(1)	7,811	2,761
Outflows (including realizations)(2)	(3,113)	(2,960)
Market Activity & Other(3)	1,465	(1,338)
Foreign Exchange(4)	382	(273)
Balance, End of Period	$160,731	$153,428
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
period end.

Fee-earning AUM was $160.7 billion at March 31, 2025, an increase of 4% from $154.2 billion at December 31, 2024.
The net increase was due to:
•Inflows of $7.8 billion, which were driven by over $4 billion of closed reinsurance transactions at Fortitude and capital deployment across the platform, and
•Positive market activity of $1.5 billion, which primarily reflected an increase in the fair value of assets covered by the
Fortitude strategic advisory services agreement.
Offsetting these increases were:
•Outflows of $3.1 billion, which were driven by realizations in our aviation and opportunistic credit funds as well as outflows from our liquid credit products.
Fee-earning AUM was $160.7 billion at March 31, 2025, an increase of 5% from $153.4 billion at March 31, 2024. The net increase was due to:
•Inflows of $20.4 billion, which reflected capital deployment across the platform, notably in our asset-backed finance, direct lending, and opportunistic credit funds, the closing of our nine latest vintage CLOs, and over $4 billion of closed reinsurance transactions at Fortitude.
Offsetting these increases were:
•Outflows of $12.7 billion, which included outflows from our liquid credit products and realizations across the platform.
Total AUM
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2025
(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$192,374
Inflows(1)	7,530
Outflows (including realizations)(2)	(2,853)
Market Activity & Other(3)	1,709
Foreign Exchange(4)	408
Balance, End of Period	$199,168
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
period end.
Total AUM was $199.2 billion at March 31, 2025, an increase of 4% compared to $192.4 billion at December 31, 2024.
The net increase was due to:

•Inflows of $7.5 billion, which were driven by over $4 billion of closed reinsurance transactions at Fortitude and capital raised across the platform, and
•Positive market activity of $1.7 billion, which primarily reflected an increase in the fair value of assets covered by the
Fortitude strategic advisory services agreement and an increase in the fair value of our direct lending products.
Offsetting these increases were:
•Outflows of $2.9 billion for the period, which were primarily in our liquid credit products, with additional activity reflecting realizations across the platform.
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
The following table reflects the performance of our significant carry funds in our Global Credit business. Please see “—
Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of March 31, 2025
Fund (Fee Initiation Date/Step-down Date)(11)	Committed Capital(12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Giveback) (7)
Global Credit Carry Funds
CCOF III	$5,732	Refer to CCOF III - Levered, CCOF III - Unlevered, and CCOF III PSV performance below
CCOF III - Levered (Feb 2023 / Oct 2028)	$4,678	$2,665	57%	$300	$2,747	1.1x	NM	NM	$11
CCOF III - Unlevered (Feb 2023 / Oct 2028)	$204	$87	43%	$10	$90	1.1x	NM	NM	$—
CCOF III PSV (Nov 2023 / n/a)(14)	$850	$312	37%	$38	$309	1.1x	NM	NM	$—
CCOF II (Nov 2020 / Mar 2026)	$4,430	$5,600	126%	$3,092	$4,471	1.4x	15%	11%	$108
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,513	148%	$3,666	$1,344	1.4x	17%	12%	$28
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$1,650	$1,714	1.3x	9%	4%	$—
CSP III (Dec 2011 / Aug 2015)	$703	$703	100%	$932	$4	1.3x	17%	7%	$—
CEMOF II (Dec 2015 / Jun 2019)	$1,692	$1,713	101%	$1,877	$328	1.3x	7%	3%	$—
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,232	$84	1.3x	18%	11%	$6
All Other Active Funds & Vehicles(9)		$11,696	n/a	$3,740	$10,113	1.2x	9%	7%	$64
Fully Realized Funds & Vehicles(10)(13)		$6,717	n/a	$8,287	$—	1.2x	9%	3%	$—
TOTAL GLOBAL CREDIT CARRY FUNDS		$36,496	n/a	$24,823	$21,203	1.3x	11%	6%	$217
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
(11)The fund step-down date represents the contractual step-down date under the respective fund agreements for funds on which the fee basis step-down has not yet occurred. Funds without a listed Fee Initiation Date and Step-down Date have not yet initiated fees.
(12)All amounts shown represent total capital commitments as of March 31, 2025. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed Capital for CEMOF II reflects original committed capital of $2.8 billion, less $1.1 billion in commitments that were extinguished following a Key
Person Event. Committed capital for CCOF II excludes $150 million in capital committed by a CCOF II investor to a side vehicle.
(13)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.
(14)Gross IRR and Net IRR reflect the performance of equity commitments in CCOF III PSV.

Carlyle AlpInvest
The following table presents our results of operations for our Carlyle AlpInvest segment:

	Three Months Ended March 31,		Change
	2025	2024	$	%
(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$102.9	$74.1	$28.8	39%
Fee related performance revenues	10.7	1.2	9.5	NM
Total fund level fee revenues	113.6	75.3	38.3	51%
Realized performance revenues	24.7	23.4	1.3	6%
Realized principal investment income	9.4	1.0	8.4	NM
Interest income	2.2	1.8	0.4	22%
Total revenues	149.9	101.5	48.4	48%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	34.3	28.2	6.1	22%
Realized performance revenues related compensation	19.4	21.2	(1.8)	(8)%
Total compensation and benefits	53.7	49.4	4.3	9%
General, administrative, and other indirect expenses	11.9	11.5	0.4	3%
Depreciation and amortization expense	1.9	1.6	0.3	19%
Interest expense	3.1	2.9	0.2	7%
Total expenses	70.6	65.4	5.2	8%
(=) Distributable Earnings	$79.3	$36.1	$43.2	120%
(-) Realized Net Performance Revenues	5.3	2.2	3.1	141%
(-) Realized Principal Investment Income	9.4	1.0	8.4	NM
(+) Net Interest	0.9	1.1	(0.2)	(18)%
(=) Fee Related Earnings	$65.5	$34.0	$31.5	93%
Distributable Earnings
Distributable Earnings increased $43.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2025:

Three Months Ended March 31,
2025 v. 2024
(Dollars in millions)
Distributable Earnings, March 31, 2024	$36.1
Increases (decreases):
Increase in fee related earnings	31.5
Increase in realized net performance revenues	3.1
Increase in realized principal investment income	8.4
Decrease in net interest	0.2
Total increase	43.2
Distributable Earnings, March 31, 2025	$79.3

Realized Principal Investment Income. Realized principal investment income increased $8.4 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily driven by realized principal investment income related to our investment in the CAPM funds.
Fee Related Earnings
Fee Related Earnings increased $31.5 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2025:

Three Months Ended March 31,
2025 v. 2024
(Dollars in millions)
Fee Related Earnings, March 31, 2024	$34.0
Increases (decreases):
Increase in fee revenues	38.3
Increase in cash-based compensation and benefits	(6.1)
Increase in general, administrative and other indirect expenses	(0.4)
All other changes	(0.3)
Total increase	31.5
Fee Related Earnings, March 31, 2025	$65.5
Fee Revenues. Fee revenues increased $38.3 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, driven by an increase in Fund management fees of $28.8 million and an increase in Fee related performance revenues of $9.5 million. The increase in Fund management fees was primarily driven by the impact of ongoing fundraising in our most recent vintage secondaries & portfolio finance and co-investment products and also included an increase in catch-up management fees of $11.2 million. The increase in Fee related performance revenues was primarily driven by growth in our CAPM retail strategy due to its growing capital base and performance.

Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2025	2024
Carlyle AlpInvest	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$23,116	$18,356
Fee-earning AUM based on invested capital(2)	9,174	8,674
Fee-earning AUM based on net asset value	13,822	10,917
Fee-earning AUM based on lower of cost or fair market value	8,289	8,826
Total Fee-earning AUM	$54,401	$46,773

Annualized Management Fee Rate(3)	0.66%	0.61%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds.
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2025	2024
(Dollars in millions) Carlyle AlpInvest
Fee-earning AUM Rollforward
Balance, Beginning of Period	$52,139	$45,529
Inflows(1)	2,558	2,184
Outflows (including realizations)(2)	(1,016)	(735)
Market Activity & Other(3)	15	215
Foreign Exchange(4)	705	(420)
Balance, End of Period	$54,401	$46,773
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
period end.

Fee-earning AUM was $54.4 billion at March 31, 2025, an increase of 4% from $52.1 billion at December 31, 2024. The net increase was due to:
•Inflows of $2.6 billion, which were driven by fee-paying capital raised and investment activity across all strategies, notably in our secondaries & portfolio finance funds, and
•Positive foreign exchange activity of $0.7 billion primarily from the translation of our EUR-denominated funds to
USD.
Offsetting these increases were:
•Outflows of $1.0 billion, which were driven by realizations in our primary and secondaries & portfolio finance funds that charge fees on invested capital.
Fee-earning AUM was $54.4 billion at March 31, 2025, an increase of 16% compared to $46.8 billion at March 31, 2024.
The net increase was due to:
•Inflows of $10.3 billion, which were driven by fee-paying capital raised and investment activity across all strategies, notably in our secondaries & portfolio finance funds, and
•Market appreciation of $1.5 billion, which was driven by certain funds in our secondaries & portfolio finance and primary strategies in which fees are based on fair value.
Offsetting these increases were:
•Outflows of $4.1 billion, which reflected realizations and step-downs in fee bases, notably in our primary funds.
Total AUM
The table below provides the period to period rollforward of Total AUM.

Three Months Ended March 31, 2025
(Dollars in millions)
Carlyle AlpInvest
Total AUM Rollforward
Balance, Beginning of Period	$85,113
Inflows(1)	3,926
Outflows (including realizations)(2)	(1,961)
Market Activity & Other(3)	881
Foreign Exchange(4)	1,271
Balance, End of Period	$89,230
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
period end.
Total AUM was $89.2 billion at March 31, 2025, an increase of 5% compared to $85.1 billion at December 31, 2024. The net increase was due to:
•Inflows of $3.9 billion which reflected fundraising across the platform, notably in ASF VIII, the CAPM funds, and
ACF IX; and

•Positive foreign exchange activity of $1.3 billion primarily from the translation of our EUR-denominated funds to
USD.
Offsetting these increases were:
•Outflows of $2.0 billion from realizations across the platform.
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

The following table reflects the performance of our significant funds in our Carlyle AlpInvest business. We also present fund performance information for portfolios of investments held by separately managed accounts, generally aggregated either as invested alongside the relevant commingled fund or over a specified time period.

(Amounts in millions)				TOTAL INVESTMENTS
				As of March 31, 2025
Carlyle AlpInvest (1)(8)		Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value (3)	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/ (Giveback) (12)
				(Reported in Local Currency, in Millions)
Secondaries & Portfolio Finance	ASF VIII	2024	$10,113	$4,382	$52	$5,412	$5,465	1.2x	NM	NM	$34
	ASF VII	2020	$6,769	$4,704	$1,683	$5,517	$7,200	1.5x	18%	14%	$99
	ASF VII - SMAs	2020	€2,027	€1,765	€506	€2,070	€2,576	1.5x	17%	15%	$35
	ASF VI	2017	$3,333	$2,738	$2,646	$1,919	$4,566	1.7x	16%	12%	$59
	ASF VI - SMAs	2017	€2,817	€2,769	€2,441	€2,024	€4,465	1.6x	14%	12%	$49
	ASF V	2012	$756	$659	$1,060	$126	$1,186	1.8x	18%	14%	$5
	ASF V - SMAs	2012	€3,916	€4,149	€7,214	€524	€7,738	1.9x	21%	19%	$10
	SMAs 2009-2011	2010	€1,859	€2,025	€3,480	€51	€3,530	1.7x	19%	18%	$—
	ASPF II	2023	$2,227	$462	$85	$487	$573	1.2x	NM	NM	$5
	All Other Active Funds & Vehicles (9)	Various		$1,378	$715	$1,205	$1,920	1.4x	20%	17%	$20
	Fully Realized Funds & Vehicles	Various		€4,315	€7,094	€14	€7,109	1.6x	19%	18%	$—
Co-Investments	ACF IX	2023	$3,902	$1,208	$5	$1,336	$1,341	1.1x	NM	NM	$—
	ACF VIII	2021	$3,614	$3,328	$134	$4,267	$4,401	1.3x	11%	9%	$34
	ACF VIII - SMAs	2021	$1,079	$939	$53	$1,195	$1,249	1.3x	12%	10%	$10
	ACF VII	2017	$1,688	$1,630	$1,088	$2,168	$3,256	2.0x	16%	13%	$58
	ACF VII - SMAs	2017	€1,452	€1,448	€762	€1,940	€2,702	1.9x	15%	13%	$43
	SMAs 2014-2016	2014	€1,274	€1,122	€2,378	€492	€2,869	2.6x	24%	22%	$8
	SMAs 2012-2013	2012	€1,124	€1,070	€2,909	€138	€3,047	2.8x	28%	26%	$1
	SMAs 2009-2010	2010	€1,475	€1,400	€3,629	€551	€4,180	3.0x	23%	22%	$—
	Strategic SMAs	Various		$4,148	$1,664	$5,422	$7,085	1.7x	17%	16%	$73
	All Other Active Funds & Vehicles (9)	Various		€307	€258	€206	€463	1.5x	27%	25%	$1
	Fully Realized Funds & Vehicles	Various		€6,083	€10,373	€—	€10,374	1.7x	14%	12%	$—
Primary Investments	SMAs 2024-2026	2024	$2,221	$83	$4	$72	$76	0.9x	NM	NM	$—
	SMAs 2021-2023	2021	€4,535	€1,382	€53	€1,523	€1,576	1.1x	NM	NM	$—
	SMAs 2018-2020	2018	$3,116	$2,393	$551	$2,850	$3,401	1.4x	14%	13%	$2
	SMAs 2015-2017	2015	€2,501	€2,564	€2,643	€2,362	€5,004	2.0x	20%	19%	$9
	SMAs 2012-2014	2012	€5,080	€6,041	€9,702	€3,511	€13,213	2.2x	18%	17%	$12
	SMAs 2009-2011	2009	€4,877	€5,805	€10,804	€1,773	€12,577	2.2x	17%	17%	$1
	SMAs 2006-2008	2005	€11,500	€13,609	€22,502	€1,286	€23,789	1.7x	10%	10%	$—
	SMAs 2003-2005	2003	€4,628	€5,141	€8,168	€136	€8,304	1.6x	10%	9%	$—
	All Other Active Funds & Vehicles (9)	Various		€1,863	€1,841	€264	€2,106	1.1x	3%	2%	$—
	Fully Realized Funds & Vehicles	Various		€5,020	€8,180	€29	€8,209	1.6x	12%	11%	$—
TOTAL CARLYLE ALPINVEST (USD)(11)				$101,441	$123,198	$52,405	$175,603	1.7x	14%	13%	$569
(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by AlpInvest. Excluded from the performance information shown are: (a) investments that were not originated by AlpInvest (i.e., AlpInvest did not make the original investment decision or recommendation); (b) Direct Investments, which was spun off from AlpInvest in 2005; (c) Carlyle AlpInvest Private Markets (CAPM); and (d) LP co-investment vehicles managed by AlpInvest. As of March 31, 2025, these excluded portfolios amounted to approximately $9.8 billion of AUM in the aggregate.
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
(8)“ASF” stands for AlpInvest Secondaries Fund, “ACF” stands for AlpInvest Co-Investment Fund, and “SMAs” are
Separately Managed Accounts. “ASF - SMAs” and “ACF - SMAs” reflect the aggregated portfolios of investments held by
SMAs within the relevant strategy, which invest alongside the relevant ASF or ACF (as applicable). Strategic SMAs reflect the aggregated portfolios of co-investments made by SMAs sourced from the SMA investor’s own private equity fund investment portfolio. Other SMAs reflect the aggregated portfolios of investments within the relevant strategy that began making investments in the corresponding time periods. Co-Investments SMAs 2014-2016 does not include two SMAs that started in 2016 but invested a substantial majority alongside ACF VII. These two SMAs have instead been grouped with
ACF VII - SMAs. An SMA may pursue multiple investment strategies and make commitments over multiple years.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Total Net
Accrued Carry excludes net accrued carry which was retained as part of the sale of MRE on April 1, 2021. There was no net accrued carry balance for MRE as of March 31, 2025.
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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings, cash we receive from our notes offerings, and funds from our senior revolving credit facility, which had $1.0 billion of available capacity as of March 31, 2025. Although we may consider other financings to invest in growing our business, we believe these sources will be sufficient to fund our capital needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings, and amounts available for borrowing from our senior revolving credit facility or other financings.
Cash and cash equivalents. Cash and cash equivalents were approximately $1.2 billion at March 31, 2025. However, a portion of this cash is allocated for specific business purposes, including, but not limited to: (i) performance allocations and incentive fee related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation and amounts owed to non-controlling interests, (ii) proceeds received from realized investments that are allocable to non-controlling interests, and (iii) regulatory capital.

Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash, cash equivalents, and corporate treasury investments (if any), was approximately $1.1 billion as of March 31, 2025. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Revolving Credit Facility. The capacity under the amended and restated revolving credit facility is $1.0 billion and the facility is scheduled to mature on April 29, 2027. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (5.42% at March 31, 2025). As of March 31, 2025, there were no amounts outstanding under the senior revolving credit facility.
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
The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. During the three months ended March 31, 2025, the Company made no borrowings under the Global Credit
Revolving Credit Facility. As of March 31, 2025, there was no borrowing outstanding under the Global Credit Revolving Credit
Facility.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements.
The Company’s CLO borrowings were $300.4 million at March 31, 2025. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO and generally do not have recourse to any other Carlyle entity. As of March 31, 2025, $283.1 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 6, Borrowings, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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

Our accrued performance allocations by segment as of March 31, 2025, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations(1)	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$4,723.5	$(19.1)	$4,704.4
Global Credit	589.8	(25.5)	564.3
Carlyle AlpInvest	1,672.5	—	1,672.5
Total	$6,985.8	$(44.6)	$6,941.2
Plus: Accrued performance allocations from NGP Carry Funds(2)			441.4
Less: Accrued performance allocation-related compensation			(4,727.2)
Plus: Receivable for giveback obligations from current and former employees			11.5
Less: Deferred taxes on certain foreign accrued performance allocations			(19.3)
Less/Plus: Net accrued performance allocations/giveback obligations attributable to non-controlling interests in consolidated entities			(0.4)
Plus: Net accrued performance allocations attributable to Consolidated Funds, eliminated in consolidation			10.7
Net accrued performance revenues before timing differences			2,657.9
Less/Plus: Timing differences between the period when accrued performance allocations/giveback obligations are realized and the period they are collected/distributed			29.9
Net accrued performance revenues attributable to The Carlyle Group Inc.			$2,687.8
(1)Accrued incentive fees are excluded from net accrued performance revenues.
(2)Accrued performance allocations from NGP funds are presented as principal equity method investments in the condensed consolidated balance sheets.
The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of March 31, 2025, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)				Net Accrued Performance Revenues
	Quarter-to-Date		Last Twelve Months
	Q1 2024	Q1 2025	Q1 2024	Q1 2025
Overall Carry Fund Appreciation/(Depreciation)	2%	2%	7%	8%
Global Private Equity:	1%	2%	5%	8%	$1,902.2
Corporate Private Equity	—%	2%	4%	9%	1,454.8
Real Estate	1%	1%	—%	5%	122.2
Infrastructure & Natural Resources	2%	3%	10%	9%	325.2
Global Credit Carry Funds	2%	4%	12%	14%	216.7
Carlyle AlpInvest Carry Funds	5%	1%	10%	5%	568.9
Net Accrued Performance Revenues					$2,687.8
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
dividends or distributions. Certain of the investments attributable to The Carlyle Group Inc. (excluding certain general partner interests, certain strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity.

Investments as of March 31, 2025 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$3,037.0	$717.1	$3,754.1
Less: Amounts attributable to non-controlling interests in consolidated entities	(366.7)	—	(366.7)
Plus: Investments in Consolidated Funds, eliminated in consolidation	580.9	—	580.9
Less: Strategic equity method investments in NGP Management	—	(275.7)	(275.7)
Less: Investment in NGP general partners - accrued performance allocations	—	(441.4)	(441.4)
Total investments attributable to The Carlyle Group Inc.	$3,251.2	$—	$3,251.2
(1)Strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
See Note 4, Investments, to our condensed consolidated financial statements.
Our investments as of March 31, 2025 can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$1,170.5
Global Credit funds(2)	1,324.6
Carlyle AlpInvest funds	306.4
Total investments in Carlyle Funds, excluding CLOs	2,801.5
Investments in CLOs	383.2
Other investments	66.5
Total investments attributable to The Carlyle Group Inc.	3,251.2
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc.(3)	(283.1)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$2,968.1
(1)Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2)Includes the Company’s indirect investment in Fortitude through Carlyle FRL, a Carlyle-affiliated investment fund, as discussed in
Note 4, Investments, to the condensed consolidated financial statements. This investment had a carrying value of $737.4 million as of March 31, 2025.
(3)Of the $300.4 million in total CLO borrowings as of March 31, 2025 and as disclosed in Note 6, Borrowings, to the condensed consolidated financial statements, $283.1 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $17.3 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
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
Common Stockholder Dividends. Under our dividend policy for our common stock, our intention is to pay dividends to holders of our common stock in an amount of $0.35 per common share on a quarterly basis ($1.40 annually). For U.S. federal income tax purposes, any dividends we pay generally will be treated as qualified dividend income (generally taxable to U.S.
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
With respect to dividend year 2025, the Board of Directors has declared a dividend to common stockholders totaling
$126.4 million, or $0.35 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2025
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2025	$0.35	$126.4	May 19, 2025	May 27, 2025
Total	$0.35	$126.4
With respect to dividend year 2024, the Board of Directors declared cumulative dividends to common stockholders totaling $502.7 million, consisting of the following:

Common Stock Dividends - Dividend Year 2024
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2024	$0.35	$125.6	May 14, 2024	May 21, 2024
Q2 2024	0.35	125.5	August 16, 2024	August 26, 2024
Q3 2024	0.35	125.2	November 18, 2024	November 25, 2024
Q4 2024	0.35	126.4	February 21, 2025	February 28, 2025
Total	$1.40	$502.7
Dividends to common stockholders paid during the three months ended March 31, 2025 totaled $126.4 million, including the amount paid in February 2025 of $0.35 per common share in respect of the fourth quarter of 2024. Dividends to common stockholders paid during the three months ended March 31, 2024 totaled $126.7 million, including the amount paid in March
2024 of $0.35 per common share in respect of the fourth quarter of 2023.
Fund Commitments. Generally, 3% – 5% of all capital commitments to our investment funds are made by Carlyle, our senior Carlyle professionals, advisors, and other professionals. Carlyle will generally commit up to 1% of capital commitments related to our carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds and our
CLO vehicles. Our investments in our European CLO vehicles will comply with the risk retention rules as discussed in “Risk
Retention Rules” later in this section.

A substantial majority of the remaining commitments to our investment funds are expected to be funded by senior Carlyle professionals, operating executives, and other professionals through our internal co-investment program. Of the $4.1 billion of unfunded commitments as of March 31, 2025, approximately $3.4 billion is subscribed individually by senior Carlyle professionals, operating executives, and other professionals, with the balance funded directly by the Company. Approximately
76% of the $4.1 billion of unfunded commitments relate to investment funds in our Global Private Equity segment.
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of March 31, 2025, there were no material commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital
Markets platform.
Repurchase Program. During the three months ended March 31, 2025, we paid an aggregate of $25.0 million to repurchase and retire approximately 0.5 million shares of common stock. In addition, during the three months ended March 31,
2025, we paid an aggregate of $151.5 million and retired 2.8 million shares of common stock to settle tax withholding obligations in connection with net share settlements of equity-based awards, for a total of $176.5 million shares repurchased or withheld this year. As of March 31, 2025, $0.7 billion of repurchase capacity remained under the share repurchase program, which reflects the cost of common shares repurchased as well as shares settled for tax withholding payments made by the
Company related to the net share settlement of equity-based awards. For further information on our repurchase program, see
Note 13, Equity, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows, which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP, are summarized below.

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Statements of Cash Flows Data
Net cash (used in) provided by operating activities	$(352.1)	$71.1
Net cash used in investing activities	(16.7)	(14.2)
Net cash provided by (used in) financing activities	296.6	(216.7)
Effect of foreign exchange rate changes	5.0	(4.4)
Net change in cash, cash equivalents and restricted cash	$(67.2)	$(164.2)
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
Cash flows provided by operating activities during the three months ended March 31, 2025 and 2024, excluding the activities of our Consolidated Funds, were $164.2 million and $114.2 million, respectively. During the three months ended
March 31, 2025 and 2024, cash inflows impacting net cash provided by operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $1.2 billion and $1.2 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $1.0 billion and $1.0 billion for the three months ended March 31, 2025 and 2024, respectively, which includes payment of 2024 and 2023 year-end bonuses paid in January 2025 and 2024, respectively.
Cash used to purchase investments, as well as the proceeds from the sale of such investments, are also reflected in our operating activities as investments are a normal part of our operating activities. During the three months ended March 31, 2025, investment proceeds were $144.8 million as compared to investment purchases of $78.3 million. During the three months ended

March 31, 2024, investment proceeds were $102.1 million as compared to investment purchases of $145.1 million, which included a $115.1 million deferred consideration payment related to our investment in Fortitude.
The net cash provided by operating activities for the three months ended March 31, 2025 and 2024 also reflects the investment activity of our Consolidated Funds. For the three months ended March 31, 2025, purchases of investments by the
Consolidated Funds were $2.4 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1.4 billion. For the three months ended March 31, 2024, purchases of investments by the Consolidated Funds were $1.5 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $1.3 billion.
Net cash used in investing activities. Our investing activities generally reflect cash used for fixed assets, software for internal use, and corporate treasury investments. For the three months ended March 31, 2025 and 2024, cash used in investing activities principally reflects purchases of fixed assets of $16.7 million and $14.2 million, respectively.
Net cash provided by (used in) financing activities. Net cash provided by (used in) financing activities during the three months ended March 31, 2025 and 2024, excluding the activities of our Consolidated Funds, was $219.3 million and $259.2 million, respectively. Dividends paid to our common stockholders were $126.4 million and $126.7 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, we paid $176.5 million and $150.0 million, respectively, to repurchase and retire 3.3 million and 3.3 million shares, respectively, which included shares retired in connection with the net share settlement of equity-based awards. During the three months ended March 31, 2024, we paid $68.8 million in January 2024, representing the final annual installment of the deferred consideration payable to former
Carlyle Holdings unitholders in connection with the Conversion. For more information, see Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The net borrowings (payments) on loans payable by our Consolidated Funds during the three months ended March 31,
2025 and 2024 were $559.4 million and $45.3 million, respectively. Contributions from non-controlling interest holders were
$163.0 million and $64.7 million for the three months ended March 31, 2025 and 2024, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the three months ended March 31, 2025 and
2024, distributions to non-controlling interest holders were $164.2 million and $19.0 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $24.1 billion at March 31, 2025, an increase of $1.0 billion compared to December 31, 2024, primarily attributable to an increase in Investments in Consolidated Funds of $1.5 billion, partially offset by a decrease in Cash and cash equivalents held at Consolidated Funds of $0.3 billion and a decrease in Investments, including performance allocations of $0.2 billion. The decrease in Investments, including performance allocations was primarily due to a decrease in Accrued performance allocations related to accrued carry reversals in CAP V and carry realizations in CPP II, partially offset by the impact of appreciation in CP VII.
Total liabilities were $17.7 billion at March 31, 2025, an increase of $1.0 billion from December 31, 2024. The increase in liabilities was primarily attributable to an increase in Loans payable of Consolidated Funds of $0.9 billion and an increase in
Deferred revenue of $0.3 billion, partially offset by a decrease in Accrued compensation and benefits of $0.4 billion. The increase in Deferred revenue was driven by the receipt of management fees not yet recognized. The decrease in Accrued compensation and benefits was primarily due to payments of year-end bonuses, as well as a decrease in Accrued performance allocations, on which Accrued performance allocations and incentive fee related compensation is based.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 17, Supplemental Financial
Information, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At March 31,
2025, our total assets without the effect of the Consolidated Funds were $14.9 billion, including cash and cash equivalents of
$1.2 billion and net accrued performance revenues of $2.7 billion.

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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2025 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Apr. 1, 2025 to Dec. 31, 2025	2026-2027	2028-2029	Thereafter	Total
	(Dollars in millions)
Debt obligations(1)	$11.5	$102.9	$509.3	$1,560.4	$2,184.1
Interest payable(2)	81.3	211.5	198.8	1,559.2	2,050.8
Other consideration(3)	2.5	36.0	18.0	—	56.5
Operating lease obligations(4)	55.4	147.8	145.1	254.6	602.9
Capital commitments to Carlyle funds(5)	4,152.0	—	—	—	4,152.0
Tax receivable agreement payments(6)	—	12.3	11.6	47.7	71.6
Loans payable of Consolidated Funds(7)	293.3	778.5	779.6	9,286.6	11,138.0
Unfunded commitments of the CLOs(8)	15.5	—	—	—	15.5
Consolidated contractual obligations	4,611.5	1,289.0	1,662.4	12,708.5	20,271.4
Loans payable of Consolidated Funds(7)	(293.3)	(778.5)	(779.6)	(9,286.6)	(11,138.0)
Capital commitments to Carlyle funds(5)	(3,436.4)	—	—	—	(3,436.4)
Unfunded commitments of the CLOs(8)	(15.5)	—	—	—	(15.5)
Carlyle Operating Entities contractual obligations	$866.3	$510.5	$882.8	$3,421.9	$5,681.5
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
(2)The interest rates on the debt obligations as of March 31, 2025 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 3.98% to
10.61% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the
CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
(3)These obligations represent our estimate of amounts to be paid on the contingent cash obligations associated with our acquisition of Abingworth. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the
Company and its subsidiaries, and do not bear interest.
(4)We lease office space in various countries around the world, including our largest offices in Washington, D.C., New York City, London, Amsterdam,
and Hong Kong, which have non-cancelable lease agreements expiring in various years through 2036. The amounts in this table represent the minimum lease payments required over the term of the lease.
(5)These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-investment program. Of the $4.1 billion of unfunded commitments to the funds, approximately $3.4 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals, with the balance funded directly by the Company. Additionally, these obligations include accrued giveback that has been realized but not yet paid to the respective funds, a portion of which is payable by current and former senior Carlyle professionals.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of March 31, 2025, at spreads to market rates pursuant to the debt agreements, and range from 1.65% to 11.84%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $36.8 million at March 31, 2025 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Abingworth, which are accounted for as compensation expense, and are accrued over the service period. If earned, payments are made in the quarter following the performance year to which the payments relate. The contingent cash obligations relate to future incentive payments of up to
$130.0 million that are payable upon the achievement of certain performance targets during 2025 through 2028, which is the maximum amount that could be paid as of March 31, 2025. Through March 31, 2025, we paid $2.7 million related to these contingent obligations.
In connection with our acquisition of Carlyle Aviation Partners, we had contingent cash payments related to an earn-out of up to $150.0 million that were payable upon the achievement of certain revenue and earnings performance targets during
2020 through 2025. We previously entered into a termination and settlement agreement with respect to the earn-out and made a final payment of $1.0 million during the three months ended March 31, 2025 for total earn-out payments of $124.7 million.
Risk Retention Rules
We will continue to comply with the risk retention rules governing CLOs issued in Europe for which we are a sponsor, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals and/or third-
party financing.
Guarantees
See Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in this
Quarterly Report on Form 10-Q for information related to all of our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated financial statements as of
March 31, 2025. See Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to indemnifications.
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

Carlyle Common Stock
A rollforward of our common stock outstanding for the three months ended March 31, 2025 is as follows:

Three Months Ended March 31,
2025
Balance, beginning of period	357,183,632
Shares issued	4,191,832
Shares repurchased/retired	(493,781)
Balance, end of period	360,881,683
Shares of The Carlyle Group Inc. common stock issued during the period from December 31, 2024 through March 31,
2025 relate to the vesting of the Company’s restricted stock units. Shares of The Carlyle Group Inc. common stock repurchased during the three months ended March 31, 2025 relate to shares repurchased and subsequently retired as part of our share repurchase programs. Shares of The Carlyle Group Inc. common stock issued and repurchased/retired during the period from
December 31, 2024 through March 31, 2025 do not include shares retired as part of the net share settlement of equity-based awards.
The total shares as of March 31, 2025 as shown above exclude approximately 0.3 million net common shares in connection with the vesting of restricted stock units subsequent to March 31, 2025 that will participate in the common shareholder dividend that will be paid on May 27, 2025.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition.
Other than the Restructuring as discussed in Note 4, Investments, which resulted in the impairment of our investment in
NGP, there have been no material changes in the critical accounting estimates since those discussed in our Annual Report on
Form 10-K for the year ended December 31, 2024.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is related to our role as general partner or investment advisor to our investment funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, incentive fees and investment income, including performance allocations. Although our investment funds share many common themes, each of our asset management asset classes runs its own investment and risk management processes, subject to our overall risk tolerance and philosophy. The investment process of our investment funds involves a comprehensive due diligence approach, including review of reputation of shareholders and management, company size and sensitivity of cash flow generation, business sector and competitive risks, portfolio fit, exit risks and other key factors highlighted by the deal team. Key investment decisions are generally subject to approval by both the fund-level managing directors, as well as the investment committee, which generally comprised one or more of the three founding partners, one or more operating executives and/or senior investment professionals associated with that particular fund. Once an investment in a portfolio company has been made, our fund teams closely monitor the performance of the portfolio company, generally through frequent contact with management and the receipt of financial and management reports.
There was no material change in our market risks during the three months ended March 31, 2025. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)
under the Exchange Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found under “Legal Matters” in Note 8, Commitments and
Contingencies, of the notes to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, and such information is incorporated by reference into this Item 1.
Item 1A.  Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual
Report on Form 10-K for the year ended December 31, 2024.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended March 31, 2025 for the periods indicated. During the three months ended March 31, 2025, 0.5 million shares were repurchased. In addition, 2.8 million shares were retired in connection with the net share settlement of equity-based awards, which are not included in the table below.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (3)
	(Dollars in millions, except share and per share data)
January 1, 2025 to January 31, 2025 (1)	—	$—	—	$1,004.4
February 1, 2025 to February 28, 2025 (1)(2)	485,925	$50.68	485,925	$979.7
March 1, 2025 to March 31, 2025 (1)(2)	7,856	$48.96	7,856	$979.3
Total	493,781		493,781
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
(3)The remaining repurchase authorization was $675.6 million as of March 31, 2025 when factoring in the net share settlement of equity-based awards.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to
Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2023).

3.2	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.1*+	Form of Global Restricted Stock Unit Agreement for Time-Based Awards.

10.2*+	Form of Global Restricted Stock Unit Agreement for Bonus Deferral Awards.

10.3*+	Form of Global Performance-Based Restricted Stock Unit Agreement for Stock Price Appreciation PSU Award Program Awards.

22*	Senior and Subordinated Notes, Issuers, and Guarantors.

31.1*	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1**	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group Inc.

Date: May 9, 2025	By:	/s/ John C. Redett
	Name:	John C. Redett
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)