Form 10-Q
period 2025-06-30
Carlyle Group Inc.
filed 2025-08-08
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2025
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
As of August 5, 2025, there were 361,704,907 shares of common stock of the registrant outstanding.
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
Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “Carlyle,” the “Company,”
“we,” “us” and “our” refer to The Carlyle Group Inc. and its consolidated subsidiaries. When we refer to our “senior Carlyle professionals,” we are referring to the partner-level personnel of our firm.  References in this Quarterly Report on Form 10-Q to the ownership of the senior Carlyle professionals include the ownership of personal planning vehicles of these individuals.
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
•Global Private Equity: Buyout, growth, real estate, and infrastructure & natural resources funds advised by Carlyle, as well as certain energy funds advised by our strategic partner NGP Energy Capital Management (“NGP”) in which
Carlyle is entitled to receive a share of carried interest (“NGP Carry Funds”);
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$1,275.8	$1,266.0
Cash and cash equivalents held at Consolidated Funds	463.1	830.4
Investments, including accrued performance allocations of $7,598.8 and $7,053.5 as of June 30, 2025 and December 31, 2024, respectively	11,203.1	10,936.7
Investments of Consolidated Funds	9,857.5	7,782.4
Due from affiliates and other receivables, net	795.5	805.6
Due from affiliates and other receivables of Consolidated Funds, net	247.8	237.1
Fixed assets, net	191.7	185.3
Lease right-of-use assets, net	351.1	341.4
Deposits and other	82.9	56.9
Intangible assets, net	573.6	634.1
Deferred tax assets	25.7	27.6
Total assets	$25,067.8	$23,103.5
Liabilities and equity
Debt obligations	$2,155.3	$2,143.5
Loans payable of Consolidated Funds	8,056.1	6,864.2
Accounts payable, accrued expenses and other liabilities	439.5	389.8
Accrued compensation and benefits	5,598.9	5,446.6
Due to affiliates	198.9	241.9
Deferred revenue	204.0	138.7
Deferred tax liabilities	128.3	137.0
Other liabilities of Consolidated Funds	1,030.9	861.6
Lease liabilities	493.7	488.6
Accrued giveback obligations	44.6	44.0
Total liabilities	18,350.2	16,755.9
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (358,961,915 and 357,183,632 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	3.6	3.6
Additional paid-in-capital	4,096.4	3,892.3
Retained earnings	1,950.0	2,040.8
Accumulated other comprehensive loss	(189.5)	(329.8)
Non-controlling interests in consolidated entities	857.1	740.7
Total equity	6,717.6	6,347.6
Total liabilities and equity	$25,067.8	$23,103.5
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Fund management fees	$620.4	$534.4	$1,206.5	$1,058.0
Incentive fees	40.5	31.3	83.7	57.5
Investment income
Performance allocations	638.8	198.2	861.7	41.2
Principal investment income (loss)	55.2	88.1	(7.9)	161.2
Total investment income	694.0	286.3	853.8	202.4
Interest and other income	55.0	52.1	105.6	109.7
Interest and other income of Consolidated Funds	163.0	165.6	296.4	330.5
Total revenues	1,572.9	1,069.7	2,546.0	1,758.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	238.4	206.3	456.8	428.2
Equity-based compensation	92.9	125.2	196.4	233.5
Performance allocations and incentive fee related compensation	443.6	144.2	615.0	71.4
Total compensation and benefits	774.9	475.7	1,268.2	733.1
General, administrative and other expenses	205.5	187.9	379.1	335.6
Interest	28.0	30.4	55.8	61.2
Interest and other expenses of Consolidated Funds	170.8	152.1	284.3	276.7
Other non-operating income	(0.1)	(0.3)	(0.1)	(0.1)
Total expenses	1,179.1	845.8	1,987.3	1,406.5
Other income (loss)
Net investment income (loss) of Consolidated Funds	46.8	(5.1)	52.9	(12.1)
Income before provision for income taxes	440.6	218.8	611.6	339.5
Provision for income taxes	112.5	69.5	124.9	91.4
Net income	328.1	149.3	486.7	248.1
Net income attributable to non-controlling interests in consolidated entities	8.4	1.1	37.0	34.3
Net income attributable to The Carlyle Group Inc.	$319.7	$148.2	$449.7	$213.8
Net income attributable to The Carlyle Group Inc. per common share (see Note 12)
Basic	$0.89	$0.41	$1.25	$0.59
Diluted	$0.87	$0.40	$1.23	$0.58
Weighted-average common shares
Basic	360,359,241	358,317,151	359,914,229	359,612,699
Diluted	366,967,197	366,896,000	366,654,517	368,119,801
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$328.1	$149.3	$486.7	$248.1
Other comprehensive income (loss)
Foreign currency translation adjustments	105.5	(9.2)	152.5	(29.9)
Defined benefit plans
Unrealized income (loss) for the period	0.5	0.2	(0.6)	0.6
Reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	—	—	(0.1)	(0.1)
Other comprehensive income (loss)	106.0	(9.0)	151.8	(29.4)
Comprehensive income	434.1	140.3	638.5	218.7
Comprehensive income attributable to non-controlling interests in consolidated entities	15.2	1.1	48.5	31.6
Comprehensive income attributable to The Carlyle Group Inc.	$418.9	$139.2	$590.0	$187.1
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at March 31, 2025	360.9	$3.6	$3,997.7	$1,864.8	$(288.7)	$807.8	$6,385.2
Shares repurchased	(2.2)	—	—	(100.0)	—	—	(100.0)
Net shares issued for equity-based awards	0.3	—	—	(3.6)	—	—	(3.6)
Equity-based compensation	—	—	94.1	—	—	—	94.1
Dividend-equivalent rights on certain equity- based awards	—	—	4.6	(4.6)	—	—	—
Contributions	—	—	—	—	—	68.3	68.3
Dividends and distributions	—	—	—	(126.3)	—	(34.2)	(160.5)
Net income	—	—	—	319.7	—	8.4	328.1
Currency translation adjustments	—	—	—	—	98.7	6.8	105.5
Defined benefit plans, net	—	—	—	—	0.5	—	0.5
Balance at June 30, 2025	359.0	$3.6	$4,096.4	$1,950.0	$(189.5)	$857.1	$6,717.6

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2024	357.2	$3.6	$3,892.3	$2,040.8	$(329.8)	$740.7	$6,347.6
Shares repurchased	(2.7)	—	—	(125.0)	—	—	(125.0)
Net shares issued for equity-based awards	4.5	—	—	(155.1)	—	—	(155.1)
Equity-based compensation	—	—	196.4	—	—	—	196.4
Dividend-equivalent rights on certain equity- based awards	—	—	7.7	(7.7)	—	—	—
Initial consolidation of a Consolidated Entity	—	—	—	—	—	35.0	35.0
Contributions	—	—	—	—	—	231.3	231.3
Dividends and distributions	—	—	—	(252.7)	—	(198.4)	(451.1)
Net income	—	—	—	449.7	—	37.0	486.7
Currency translation adjustments	—	—	—	—	141.0	11.5	152.5
Defined benefit plans, net	—	—	—	—	(0.7)	—	(0.7)
Balance at June 30, 2025	359.0	$3.6	$4,096.4	$1,950.0	$(189.5)	$857.1	$6,717.6

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at March 31, 2024	359.3	$3.6	$3,513.9	$1,868.2	$(315.0)	$669.3	$5,740.0
Shares repurchased	(3.5)	—	—	(151.1)	—	—	(151.1)
Net shares issued for equity-based awards	0.6	—	—	(28.3)	—	—	(28.3)
Equity-based compensation	—	—	125.0	—	—	—	125.0
Dividend-equivalent rights on certain equity- based awards	—	—	3.7	(3.7)	—	—	—
Contributions	—	—	—	—	—	55.7	55.7
Dividends and distributions	—	—	—	(125.6)	—	(26.6)	(152.2)
Net income	—	—	—	148.2	—	1.1	149.3
Currency translation adjustments	—	—	—	—	(9.2)	—	(9.2)
Defined benefit plans, net	—	—	—	—	0.2	—	0.2
Balance at June 30, 2024	356.4	$3.6	$3,642.6	$1,707.7	$(324.0)	$699.5	$5,729.4

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2023	361.3	$3.6	$3,403.0	$2,082.1	$(297.3)	$593.1	$5,784.5
Shares repurchased	(6.3)	—	—	(282.3)	—	—	(282.3)
Net shares issued for equity-based awards	1.4	—	—	(47.7)	—	—	(47.7)
Equity-based compensation	—	—	233.7	—	—	—	233.7
Dividend-equivalent rights on certain equity- based awards	—	—	5.9	(5.9)	—	—	—
Contributions	—	—	—	—	—	120.4	120.4
Dividends and distributions	—	—	—	(252.3)	—	(45.6)	(297.9)
Net income	—	—	—	213.8	—	34.3	248.1
Currency translation adjustments	—	—	—	—	(27.2)	(2.7)	(29.9)
Defined benefit plans, net	—	—	—	—	0.5	—	0.5
Balance at June 30, 2024	356.4	$3.6	$3,642.6	$1,707.7	$(324.0)	$699.5	$5,729.4
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$486.7	$248.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	94.6	90.8
Equity-based compensation	196.4	233.5
Non-cash performance allocations and incentive fees, net	(250.6)	146.2
Non-cash principal investment income	32.6	(145.6)
Other non-cash amounts	36.8	(1.5)
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(11.6)	(83.0)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(41.3)	95.1
Purchases of investments by Consolidated Funds	(4,033.2)	(3,874.9)
Proceeds from sales and settlements of investments by Consolidated Funds	2,311.1	2,687.1
Non-cash interest income, net	(8.7)	(11.4)
Change in cash and cash equivalents held at Consolidated Funds	405.4	(701.7)
Change in other receivables held at Consolidated Funds	10.5	(87.6)
Change in other liabilities held at Consolidated Funds	(14.0)	530.5
Purchases of investments	(144.3)	(180.1)
Proceeds from the sale of investments	469.6	185.1
Payments of contingent consideration	(1.0)	(1.5)
Changes in deferred taxes, net	(16.5)	(42.5)
Change in due from affiliates and other receivables	(16.3)	(21.2)
Change in deposits and other	(24.9)	(7.8)
Change in accounts payable, accrued expenses and other liabilities	39.1	37.1
Change in accrued compensation and benefits	(116.2)	(277.4)
Change in due to affiliates	23.6	(2.1)
Change in lease right-of-use assets and lease liabilities	(6.3)	(4.0)
Change in deferred revenue	57.6	(9.8)
Net cash used in operating activities	(520.9)	(1,198.6)
Cash flows from investing activities
Purchases of corporate treasury investments	—	(5.0)
Purchases of fixed assets, net	(34.2)	(31.9)
Net cash used in investing activities	(34.2)	(36.9)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities
Borrowings under credit facilities	—	10.4
Repayments under credit facilities	—	(10.4)
Payments on CLO borrowings	(40.1)	(36.0)
Proceeds from CLO borrowings, net of financing costs	15.1	—
Net borrowings on loans payable of Consolidated Funds	1,055.1	1,328.5
Dividends to common stockholders	(252.7)	(252.3)
Payment of deferred consideration for Carlyle Holdings units	—	(68.8)
Contributions from non-controlling interest holders	231.3	120.4
Distributions to non-controlling interest holders	(198.4)	(45.6)
Common shares repurchased and net share settlement of equity-based awards	(280.1)	(328.3)
Change in due to/from affiliates financing activities	(3.4)	(0.7)
Net cash provided by financing activities	526.8	717.2
Effect of foreign exchange rate changes	38.7	(6.7)
Increase (decrease) in cash, cash equivalents and restricted cash	10.4	(525.0)
Cash, cash equivalents and restricted cash, beginning of period	1,266.5	1,442.1
Cash, cash equivalents and restricted cash, end of period	$1,276.9	$917.1
Supplemental non-cash disclosures
Initial consolidation of Consolidated Funds	$55.0	$—
Net asset impact of deconsolidation of Consolidated Funds	$(26.6)	$—

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,275.8	$914.8
Restricted cash	1.1	2.3
Total cash, cash equivalents and restricted cash, end of period	$1,276.9	$917.1
Cash and cash equivalents held at Consolidated Funds	$463.1	$1,047.5
See accompanying notes.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Carlyle is one of the world’s largest global investment firms that deploys private capital across its business and conducts its operations through three reportable segments: Global Private Equity, Global Credit, and Carlyle AlpInvest (see Note 15,
Segment Reporting). The Global Private Equity segment advises buyout, growth, real estate, and infrastructure & natural resources funds. The Global Private Equity segment also includes the NGP Carry Funds advised by NGP. The Global Credit segment advises funds and vehicles that pursue investment strategies including insurance solutions, liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, cross-platform credit products, and global capital markets. The Carlyle AlpInvest segment (formerly, Global Investment Solutions) advises global private equity programs that pursue secondary purchases and financing of existing portfolios, managed co-investment programs, and primary fund investments. Carlyle typically serves as the general partner, investment manager or collateral manager, making day-to-day investment decisions concerning the assets of these products.
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
As of June 30, 2025, assets and liabilities of the consolidated VIEs reflected in the condensed consolidated balance sheets were $10.6 billion and $9.1 billion, respectively. As of December 31, 2024, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $8.9 billion and $7.7 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees and contingent incentive fees have been eliminated as intercompany transactions. As of June 30, 2025, the Company held $343.7 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include certain investment funds in the Global Private Equity segment that are accounted for as consolidated VIEs due to the
Company providing financing to bridge investment purchases. As of June 30, 2025, the Company held $716.9 million of notes receivable and investments related to these investment funds which represents its maximum risk of loss. The Company’s
Consolidated Funds also include certain funds in the Global Credit and Carlyle AlpInvest segments that are accounted for as consolidated VIEs due to the Company having a significant indirect interest in these funds via the Company’s investment in
Fortitude (see Note 4, Investments).
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

	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Investments	$824.5	$942.6
Accrued performance allocations	710.3	580.8
Management fee receivables	76.0	62.4
Total	$1,610.8	$1,585.8
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
Transaction and advisory fees allocable to funds that do not pay fund management fees do not have a rebate offset. The
Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global
Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of
$45.8 million and $26.2 million for the three months ended June 30, 2025 and 2024, respectively, and $122.5 million and
$50.0 million for the six months ended June 30, 2025 and 2024, respectively, net of rebate offsets as defined in the respective fund limited partnership agreements.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return, and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of June 30, 2025 and December 31, 2024, the
Company accrued $44.6 million and $44.0 million, respectively, for giveback obligations.
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $142.5 million and $149.3 million for the three months ended June 30, 2025 and 2024, respectively, and $265.5 million and $291.9 million for the six months ended June 30, 2025 and 2024, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees and certain other interests earned is due to employees and advisors of the Company. These amounts are accounted for as profit sharing interests in compensation expense in a systematic and rational manner in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. The liability is measured assuming the hypothetical liquidation of the associated funds’ underlying investments as of the measurement date. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As any vesting requirement is accelerated upon realization, the service period is not considered substantive when recording the liability based on the hypothetical liquidation value. As of June 30, 2025 and December 31, 2024, the Company recorded a liability of $5.1 billion and
$4.8 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
Restricted Cash
Restricted cash primarily represents cash held by the Company’s foreign subsidiaries due to certain government regulatory capital requirements as well as certain amounts held on behalf of Carlyle funds. As of June 30, 2025 and
December 31, 2024, the Company held restricted cash of $1.1 million and $0.5 million, respectively, which are included in
Deposits and other in the condensed consolidated balance sheets.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase
(“Repurchase Agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under Repurchase Agreements on terms that permit the counterparties to repledge or resell the securities to others. As of June 30, 2025, $285.6 million of securities were transferred to counterparties under Repurchase Agreements and are included within investments in the condensed consolidated balance sheets. Cash received under Repurchase Agreements is recognized as a liability within debt obligations in the condensed consolidated balance sheets. See Note 6, Borrowings, for additional information.
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
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) comprise foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of June 30, 2025 and December 31, 2024 were as follows:

	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Currency translation adjustments	$(186.9)	$(327.9)
Unrealized losses on defined benefit plans	(2.6)	(1.9)
Total	$(189.5)	$(329.8)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains
(losses) resulting from transactions outside of the functional currency of an entity of $(20.9) million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $(25.1) million and $1.0 million for the six months ended June
30, 2025 and 2024, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
3. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy levels as disclosed in Note 2, Summary of Significant Accounting Policies, as of June 30, 2025:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds(1):
Equity securities(2)	$—	$—	$910.1	$910.1
Bonds	—	—	569.7	569.7
Loans	—	—	7,964.7	7,964.7
	—	—	9,444.5	9,444.5
Investments in CLOs and other:
Investments in CLOs	—	—	366.9	366.9
Other investments(3)	74.0	21.1	66.3	161.4
	74.0	21.1	433.2	528.3
Foreign currency forward contracts	—	9.0	—	9.0
Subtotal	$74.0	$30.1	$9,877.7	$9,981.8
Investments measured at net asset value				420.5
Total				$10,402.3
Liabilities
Loans payable of Consolidated Funds(4)(5)	$—	$—	$7,923.0	$7,923.0
Foreign currency forward contracts	—	13.2	—	13.2
Total	$—	$13.2	$7,923.0	$7,936.2
(1)This balance excludes $413.1 million of Investments of Consolidated Funds that are included in Investments measured at net asset value, which relate to certain consolidated investment fund of funds in the Company’s Carlyle AlpInvest segment.
(2)This balance includes $739.7 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs as of June 30, 2025.
(3)The Level III balance excludes $56.1 million related to three corporate investments in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to
ASC 321, Investments–Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(4)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interest held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(5)Loans payable of Consolidated Funds balance excludes a $133.1 million revolving credit balance.

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

	Financial Assets
	Three Months Ended June 30, 2025
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$821.7	$495.8	$7,632.6	$365.5	$63.7	$9,379.3
Deconsolidation of funds(1)	—	(76.6)	(424.0)	23.2	—	(477.4)
Purchases	74.6	226.8	1,293.4	2.1	22.2	1,619.1
Sales and distributions	(19.5)	(111.7)	(386.5)	(45.6)	(20.0)	(583.3)
Settlements	—	(0.6)	(350.2)	—	—	(350.8)
Realized and unrealized gains (losses), net
Included in earnings	33.3	(0.6)	(50.0)	1.8	0.4	(15.1)
Included in other comprehensive income	—	36.6	249.4	19.9	—	305.9
Balance, end of period	$910.1	$569.7	$7,964.7	$366.9	$66.3	$9,877.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$32.8	$(1.3)	$(52.4)	$4.3	$0.6	$(16.0)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$27.9	$199.9	$18.9	$—	$246.7

	Financial Assets
	Six Months Ended June 30, 2025
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$572.0	$465.1	$6,431.4	$378.9	$85.1	$7,932.5
Initial consolidation/deconsolidation of funds(2)	—	(52.6)	(256.1)	24.2	—	(284.5)
Transfer out related to the Exchange(3)	—	—	—	—	(50.4)	(50.4)
Purchases	327.8	283.2	3,518.7	3.2	60.0	4,192.9
Sales and distributions	(28.5)	(184.3)	(1,330.4)	(81.8)	(31.2)	(1,656.2)
Settlements	—	(0.6)	(709.1)	—	—	(709.7)
Realized and unrealized gains (losses), net
Included in earnings	38.8	3.9	(60.9)	13.8	2.8	(1.6)
Included in other comprehensive income	—	55.0	371.1	28.6	—	454.7
Balance, end of period	$910.1	$569.7	$7,964.7	$366.9	$66.3	$9,877.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$37.3	$1.4	$(54.2)	$14.5	$5.7	$4.7
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$34.5	$266.8	$28.6	$—	$329.9
(1)As a result of the deconsolidation of one fund during the three months ended June 30, 2025.
(2)As a result of the initial consolidation of one fund and deconsolidation of two funds during the six months ended June 30, 2025.
(3)Represents the exchange of the BDC Preferred Shares, which were valued using Level III inputs, for common shares of CGBD, which are valued using Level I inputs. See Note 9, Related Party Transactions, for more information.

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended June 30,
	2025	2024
Balance, beginning of period	$7,680.3	$6,352.3
Deconsolidation of funds(1)	(473.9)	—
Borrowings	1,430.2	3,000.2
Paydowns	(599.5)	(258.7)
Sales	(346.7)	(1,453.2)
Realized and unrealized (gains) losses, net
Included in earnings	(40.5)	5.8
Included in other comprehensive income	273.1	(23.0)
Balance, end of period	$7,923.0	$7,623.4
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(17.3)	$7.1
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$262.5	$(27.1)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Six Months Ended June 30,
	2025	2024
Balance, beginning of period	$6,809.1	$6,298.6
Initial consolidation/deconsolidation of funds(2)	(280.1)	—
Borrowings	2,212.3	3,546.9
Paydowns	(841.6)	(466.4)
Sales	(353.2)	(1,741.9)
Realized and unrealized (gains) losses, net
Included in earnings	(39.3)	95.2
Included in other comprehensive income	415.8	(109.0)
Balance, end of period	$7,923.0	$7,623.4
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(5.0)	$101.7
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$395.8	$(123.6)
(1) As a result of the deconsolidation of one fund during the three months ended June 30, 2025.
(2) As a result of the initial consolidation of one fund and deconsolidation of one fund during the six months ended June 30,
2025.
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
The following table summarizes quantitative information about the Company’s Level III inputs as of June 30, 2025:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from Increase in Input
(Dollars in millions)	June 30, 2025
Assets
Investments of Consolidated Funds:
Equity securities	$2.0	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 22.93 (0.14)	Higher
	717.8	Discounted Cash Flow	Discount Rates	8% - 17% (11%)	Lower
			Terminal Growth Rate	0% - 9% (4%)	Higher
		Comparable Multiple	EBITDA Multiple	4.9x - 21.7x (12.0x)	Higher
			TCF Multiple	28.1x - 28.1x (28.1x)	Higher
	96.0	Discounted Cash Flow	Discount Rates	7% - 40% (19%)	Lower
			Constant Prepayment Rate	6% - 14% (8%)	Lower
			Constant Default Rate	1% - 3% (2%)	Lower
			Recovery Rate	0% - 40% (25%)	Higher
	94.3	Other(1)	N/A	N/A	N/A

Bonds	569.7	Consensus Pricing	Indicative Quotes (% of Par)	25 - 106 (95)	Higher
Loans	7,817.5	Consensus Pricing	Indicative Quotes (% of Par)	0 - 102 (97)	Higher
	141.6	Discounted Cash Flow	Discount Rates	7% - 17% (10%)	Lower
	4.1	Discounted Cash Flow	Discount Rates	14% - 14% (14%)	Lower
			Constant Prepayment Rate	8% - 14% (11%)	Lower
			Constant Default Rate	1% - 1% (1%)	Lower
			Recovery Rate	0% - 0% (0%)	Higher
	1.5	Other(1)	N/A	N/A	N/A
9,444.5
Investments in CLOs:
Senior secured notes	313.7	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	84 - 101 (99)	Higher
			Discount Margins (Basis Points)	80 - 1,349 (214)	Lower
			Default Rates	2% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Subordinated notes and preferred shares	53.2	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	0 - 100 (67)	Higher
			Discount Rates	8% - 31% (15%)	Lower
			Default Rates	2% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Other investments:
Aviation subordinated notes	9.1	Discounted Cash Flow	Discount Rates	21% - 21% (21%)	Lower
Loans	39.8	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	96 - 100 (98)	Higher
			Discount Rates	7% - 12% (10%)	Lower
	17.4	Other (1)	N/A	N/A	Higher
Total	$9,877.7
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$7,657.1	Other(2)	N/A	N/A	N/A
Subordinated notes and preferred shares	265.9	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	12 - 100 (59)	Higher
			Discount Rates	(2)% - 36% (12%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Total	$7,923.0

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
4. Investments
Investments consist of the following:

	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Accrued performance allocations	$7,598.8	$7,053.5
Principal equity method investments, excluding performance allocations	3,001.6	3,292.3
Principal investments in CLOs	366.9	378.9
Other investments	235.8	212.0
Total	$11,203.1	$10,936.7
Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Global Private Equity	$5,153.4	$4,910.2
Global Credit	632.9	527.1
Carlyle AlpInvest	1,812.5	1,616.2
Total	$7,598.8	$7,053.5
Approximately 23% and 20% of accrued performance allocations at June 30, 2025 and December 31, 2024, respectively, was related to Carlyle Partners VII, L.P., one of the Company’s Global Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee related compensation (see Note 7, Accrued Compensation and Benefits), and accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Global Private Equity	$(19.1)	$(18.5)
Global Credit	(25.5)	(25.5)
Total	$(44.6)	$(44.0)
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Global Private Equity(1)	$1,523.1	$1,818.0
Global Credit(2)	1,188.3	1,157.0
Carlyle AlpInvest	290.2	317.3
Total	$3,001.6	$3,292.3
(1)The balance includes $639.0 million and $912.0 million as of June 30, 2025 and December 31, 2024, respectively, related to the
Company’s equity method investments in NGP.
(2)The balance includes $739.1 million and $723.5 million as of June 30, 2025 and December 31, 2024, respectively, related to the
Company’s investment in Fortitude.
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
In November 2024, Fortitude declared and paid a $200.0 million dividend, of which Carlyle FRL’s share was
$76.9 million. The Company received a distribution from Carlyle FRL of $21.0 million related to this dividend, of which
$7.9 million was recognized as realized principal investment income, and the balance as return of capital. As of June 30, 2025, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude at fair value, was $739.1 million, relative to equity invested of $666.8 million.
The Company has an asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of June 30, 2025, Fortitude, its affiliates and certain Fortitude reinsurance counterparties have committed approximately $21.7 billion of capital to-date to various Carlyle strategies. On April 1, 2022, the Company entered into a strategic advisory services agreement with certain subsidiaries of Fortitude through Carlyle Insurance Solutions Management L.L.C. (“CISM”), an investment adviser. Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Third-party investors who

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
participated in the March 2022 capital raise also made a minority investment in CISM, which is reflected as non-controlling interest in consolidated entities in the condensed consolidated financial statements.
Investment in NGP
The Company has equity interests in NGP Management Company, L.L.C. (“NGP Management”), the general partners of certain carry funds advised by NGP, and principal investments in certain NGP funds as described below. These investments are included in the Global Private Equity segment. NGP Management serves as the investment advisor to the NGP Energy Funds.
The Company does not control NGP and accounts for its investments in NGP under the equity method of accounting.
The Company’s investments in NGP as of June 30, 2025 and December 31, 2024 are as follows:

	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Investment in NGP Management	$265.7	$369.2
Investments in NGP general partners - accrued performance allocations	326.7	489.4
Principal investments in NGP funds	46.6	53.4
Total investments in NGP	$639.0	$912.0
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
Prior to the Restructuring, the Company’s equity interests in NGP Management entitled the Company to an allocation of income equal to 55.0% of the management fee related revenues earned by NGP Management. Subsequent to the Restructuring, for all funds that held an initial closing after December 31, 2024, the Company’s allocations of income for the management fee related revenues will be based on a sliding scale of the total annual management fee related revenues accrued from all such funds in the aggregate up to 55.0%, including all management fees being retained by NGP for the years 2025 through 2028 on such future NGP funds. The Company identified the reduction of its allocation of the management fee related revenues of NGP
Management as an indicator of impairment and performed an impairment analysis. As a result of the Restructuring, the
Company concluded that the carrying value of its investment in NGP Management was impaired and recorded an impairment charge of $92.5 million during the first quarter of 2025, representing the difference in the carrying value of the investment of
$352.5 million and its fair value of $260.0 million at the time of Restructuring. The Company utilized a discounted cash flow method for determining the fair value of its equity method investment, which is a Level III valuation within the fair value hierarchy and utilizes significant unobservable assumptions, including discount rates and long-term growth rates. The allocation of management fee related revenues for existing NGP funds remains unchanged, including the Company’s interest in management fees from NGP XI, NGP XII, and NGP XIII.
The impairment charge created new basis differences with an estimated fair value of $165 million within the equity method investment. These basis differences will be amortized over an estimated useful life ranging from five to seven years as a reduction of principal investment income.
The Company’s investment in the general partners of the NGP Carry Funds entitled it to 47.5% (38.0% to 42.75% in the case of certain funds) of the performance allocations received by certain current and future NGP fund general partners prior to the Restructuring. In connection with the Restructuring, the Company’s allocation of the performance allocations from existing
NGP Carry Funds was reduced to a range of 35.1% to 43.8%, which resulted in a $38 million reduction in accrued performance allocations during the first quarter of 2025. The Company’s interest in the performance allocations from future NGP Carry

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The net investment income (loss) recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Management fee related revenues from NGP Management	$15.4	$19.2	$31.5	$36.5
Expenses related to the investment in NGP Management	(3.6)	(3.8)	(7.2)	(7.0)
Amortization of basis differences and impairment of investment in NGP Management	(8.8)	—	(101.3)	—
Net investment income from NGP Management	$3.0	$15.4	$(77.0)	$29.5
Management fee related revenues from NGP Management were primarily driven by NGP XI, NGP XII, and NGP XIII during the three and six months ended June 30, 2025 and 2024. These funds calculate management fees as 1.5% of the limited partners’ commitments less any return of capital or write-offs during the investment period. Following the investment period, the basis on which fund management fees are generally calculated is further reduced by a reserve for future management fees and operating costs.
Investment in the General Partners of NGP Carry Funds. As referenced above, the Company’s investment in the general partners of the NGP Carry Funds entitle it to up to 47.5% of the performance allocations received by NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income
(loss) from equity method investments rather than performance allocations in its condensed consolidated statements of operations. The Company recognized net investment earnings (losses) related to these performance allocations of $27.6 million and $3.0 million for the three months ended June 30, 2025 and 2024, respectively, and $(0.9) million and $18.3 million for the six months ended June 30, 2025 and 2024, respectively, in its condensed consolidated statements of operations. The six months ended June 30, 2025 included the $38.0 million reduction related to the Restructuring.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The
Company recognized net investment earnings (losses) related to principal investment income (loss) in its condensed consolidated statements of operations of $4.2 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and $5.5 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of June 30, 2025 and December 31, 2024 were $366.9 million and $378.9 million, respectively, and consisted of investments in CLO senior and subordinated notes. A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 6, Borrowings). As of June 30, 2025 other investments include the Company’s investment in common shares of CGBD at fair value of $41.1 million. As of December 31, 2024, other investments include the Company’s investment in preferred shares of CGBD (the “BDC Preferred Shares”) at fair value of
$53.4 million, which were exchanged for common shares effective March 27, 2025 (see Note 9, Related Party Transactions).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Performance allocations
Realized	$116.7	$147.9	$449.6	$537.6
Unrealized	522.1	50.3	412.1	(496.4)
	638.8	198.2	861.7	41.2
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	178.3	43.7	148.9	97.4
Unrealized	(122.9)	12.8	(156.2)	6.2
	55.4	56.5	(7.3)	103.6
Principal investment income (loss) from investments in CLOs and other investments
Realized	1.6	7.0	(0.4)	9.2
Unrealized	(1.8)	24.6	(0.2)	48.4
	(0.2)	31.6	(0.6)	57.6
Total	$694.0	$286.3	$853.8	$202.4
The performance allocations included in revenues are derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Global Private Equity	$476.9	$185.0	$561.9	$(178.5)
Global Credit	50.8	46.2	129.8	111.3
Carlyle AlpInvest	111.1	(33.0)	170.0	108.4
Total	$638.8	$198.2	$861.7	$41.2
The following tables summarize the funds that are the primary drivers of performance allocations for the three and six months ended June 30, 2025 and 2024, as well as the total revenue recognized, including performance allocations as well as fund management fees and principal investment income:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Dollars in millions)			(Dollars in millions)
Global Private Equity	Carlyle Asia Partners V, L.P.	287.6	Global Private Equity	Carlyle Partners VII, L.P.	$447.7
Global Private Equity	Carlyle Partners VII, L.P.	213.7

Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(Dollars in millions)			(Dollars in millions)
Global Private Equity	Carlyle Partners VII, L.P.	$103.2	Global Private Equity	Carlyle Europe Partners V, L.P.	$(138.4)
Global Private Equity	Carlyle Partners VI, L.P.	(62.1)	Global Private Equity	Carlyle Partners VI, L.P.	(148.7)
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Global Private Equity	$43.2	$37.3	$(52.4)	$66.1
Global Credit	(0.5)	19.6	18.7	31.0
Carlyle AlpInvest	12.7	(0.4)	26.4	6.5
Total	$55.4	$56.5	$(7.3)	$103.6
Principal investment income for Global Private Equity for the six months ended June 30, 2025 included the impairment charge related to the investment in NGP Management of $92.5 million and the reduction in accrued performance allocations from NGP Carry Funds of $38.0 million related to the Restructuring. Principal investment income for Global Private Equity for the three and six months ended June 30, 2024 included the Company’s equity income allocation from NGP performance allocations of $3.0 million and $18.3 million, respectively.
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the six months ended June 30, 2025, the Company became the primary beneficiary of one additional CLO.
Investments in Consolidated Funds as of June 30, 2025 and December 31, 2024 also included $739.7 million and
$441.9 million, respectively, related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Interest income from investments	$142.5	$149.3	$265.5	$291.9
Other income	20.5	16.3	30.9	38.6
Total	$163.0	$165.6	$296.4	$330.5
Net Investment Income (Loss) of Consolidated Funds
Net investment income (loss) of Consolidated Funds includes net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of Net investment income (loss) of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Gains from investments of Consolidated Funds	$4.6	$0.2	$11.6	$82.9
Gains (losses) from liabilities of CLOs	42.2	(5.4)	41.3	(95.1)
Gains on other assets of CLOs	—	0.1	—	0.1
Total	$46.8	$(5.1)	$52.9	$(12.1)
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Realized losses	$(24.5)	$(23.4)	$(24.9)	$(44.6)
Net change in unrealized gains	29.1	23.6	36.5	127.5
Total	$4.6	$0.2	$11.6	$82.9
5. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Acquired contractual rights	$929.7	$922.7
Accumulated amortization	(460.6)	(392.2)
Finite-lived intangible assets, net	469.1	530.5
Goodwill	104.5	103.6
Intangible Assets, net	$573.6	$634.1
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
Intangible asset amortization expense was $32.8 million and $32.7 million for the three months ended June 30, 2025 and
2024, respectively, and $65.4 million and $65.3 million for the six months ended June 30, 2025 and 2024, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the U.S. dollar. Any corresponding currency translation is recorded in accumulated other comprehensive income (loss).
The following table summarizes the expected amortization expense for 2025 through 2029 and thereafter (Dollars in millions):

Year ending December 31,
2025 (excluding the six months ended June 30, 2025)	$66.1
2026	132.0
2027	121.8
2028	114.7
2029	31.9
Thereafter	2.6
$469.1
6. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The
Company’s debt obligations consist of the following:

	June 30, 2025		December 31, 2024
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$301.7	$299.3	$289.4	$288.0
3.500% Senior Notes Due 9/19/2029	425.0	423.1	425.0	422.9
5.625% Senior Notes Due 3/30/2043	600.0	600.5	600.0	600.5
5.650% Senior Notes Due 9/15/2048	350.0	346.7	350.0	346.6
4.625% Subordinated Notes Due 5/15/2061	500.0	485.7	500.0	485.5
Total debt obligations	$2,176.7	$2,155.3	$2,164.4	$2,143.5
Senior Credit Facility
As of June 30, 2025, the senior credit facility included $1.0 billion in a revolving credit facility, which was amended in
May 2025 to extend the maturity date from April 29, 2027 to May 29, 2030. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either
(a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (at
June 30, 2025, the interest rate was 5.42%). The Company made no borrowings under the revolving credit facility during the three and six months ended June 30, 2025 and 2024, and there was no amount outstanding as of June 30, 2025.
Global Credit Revolving Credit Facility
Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. As currently amended, the Global Credit Revolving Credit Facility provides for a revolving line of credit with a capacity of $300 million, which matures in September 2027, and a second revolving line of credit

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
with a capacity of $200 million, which the Company intends to amend to extend the maturity date from August 20, 2025. The
Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. During the three and six months ended June 30, 2025, the Company made no borrowings under the Global Credit
Revolving Credit Facility. During the three and six months ended June 30, 2024, the Company made borrowings under the
Global Credit Revolving Credit Facility of $5.0 million and €5.0 million, which were repaid during the quarter. As of June 30,
2025, there was no borrowing outstanding under the Global Credit Revolving Credit Facility.
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding June 30, 2025	Borrowing Outstanding December 31, 2024	Maturity Date (1)	Interest Rate as of June 30, 2025
February 28, 2017	$16.1	$23.5	September 21, 2029	5.03%	(2)
December 6, 2017	—	25.5	N/A	N/A	(4)
March 15, 2019	1.9	1.7	March 15, 2032	10.08%	(3)
August 20, 2019	4.2	3.7	August 15, 2032	6.88%	(3)
September 15, 2020	20.8	18.4	April 15, 2033	3.87%	(3)
January 8, 2021	21.9	19.2	January 15, 2034	4.77%	(3)
March 30, 2021	16.6	16.5	March 15, 2032	3.77%	(3)
April 21, 2021	3.8	3.3	April 15, 2033	8.13%	(3)
May 21, 2021	9.5	11.6	November 17, 2031	3.59%	(3)
June 4, 2021	22.0	19.4	January 16, 2034	4.56%	(3)
June 10, 2021	1.4	1.2	November 17, 2031	4.99%	(3)
July 15, 2021	16.4	14.5	July 15, 2034	4.57%	(3)
July 20, 2021	21.9	19.3	July 20, 2031	4.51%	(3)
August 4, 2021	17.2	15.6	August 15, 2032	3.90%	(3)
October 27, 2021	25.5	22.5	October 15, 2035	4.68%	(3)
January 6, 2022	22.1	19.4	February 15, 2035	4.52%	(3)
February 22, 2022	22.1	19.5	November 10, 2035	4.59%	(3)
September 5, 2023	—	5.1	N/A	N/A	(4)
April 25, 2024	19.6	17.2	April 25, 2037	5.03%	(3)
December 19, 2024	16.6	12.3	January 15, 2039	4.90%	(3)
March 10, 2025	22.1	—	April 15, 2038	4.88%	(3)
	$301.7	$289.4
(1)Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)Incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(4)Term loan was fully repaid during the six months ended June 30, 2025.
The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended June 30, 2025 and 2024 was $4.0 million and $6.2 million, respectively. Interest expense for the six months ended June 30, 2025 and 2024 was $7.8 million and $13.0 million, respectively. The fair value of the outstanding balance of the CLO term loans at June 30, 2025 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
European CLO Financing – February 28, 2017
A subsidiary of the Company is a party to a financing agreement with several financial institutions. As of June 30, 2025, the financing agreement provided the Company with a term loan of €13.7 million ($16.1 million at June 30, 2025). This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014 and
2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (5.03% at June 30, 2025).
Master Credit Agreement – Term Loans
The Company assumed liabilities under master credit agreements previously entered into by CBAM under which a financial institution provided term loans to CBAM for the purchase of eligible interests in CLOs. Term loans issued under these master credit agreements are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans generally bear interest at SOFR plus a weighted average spread over SOFR on the CLO notes, which is due quarterly. As of June 30, 2025, all outstanding CLO term loans under this agreement have been repaid.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a master credit facility agreement (the “Carlyle CLO Financing Facility”)
to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Each transaction entered into under the Carlyle CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of June 30, 2025,
€179.4 million ($211.1 million) was outstanding under the Carlyle CLO Financing Facility. Additional borrowings may be made on terms agreed upon by the Company and the counterparty subject to the terms and conditions of the Carlyle CLO
Financing Facility.
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
The Company assumed liabilities under a master credit facility agreement previously entered into by CBAM (the
“CBAM CLO Financing Facility,” together with the Carlyle CLO Financing Facility, the “CLO Financing Facilities”) to
finance a portion of the risk retention investments in certain European CLOs managed by CBAM. The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CBAM CLO Financing Facility. Each transaction entered into under the CBAM CLO Financing
Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of June 30, 2025, €63.4 million ($74.5 million) was outstanding under the CBAM CLO Financing Facility.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Senior Notes
Certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended June 30,		Six Months Ended June 30,
	Aggregate Principal Amount	June 30, 2025	December 31, 2024	2025	2024	2025	2024
3.500% Senior Notes Due 9/19/2029 (2)	$425.0	$412.4	$401.2	$3.9	$3.9	$7.7	$7.7
5.625% Senior Notes Due 3/30/2043 (3)	600.0	585.0	589.5	8.5	8.5	16.9	16.9
5.650% Senior Notes Due 9/15/2048 (4)	350.0	338.6	338.1	5.0	5.0	10.0	10.0
				$17.4	$17.4	$34.6	$34.6
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
As of June 30, 2025 and December 31, 2024, the fair value of the Subordinated Notes was $335.0 million and
$356.4 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For both the three months ended June 30, 2025 and 2024, the Company incurred $5.9 million of interest expense on the Subordinated Notes. For both the six months ended June 30, 2025 and 2024, the Company incurred $11.8 million of interest expense on the Subordinated Notes.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of June 30, 2025.
Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the CLOs.
As of June 30, 2025 and December 31, 2024, the following borrowings were outstanding (Dollars in millions):

	As of June 30, 2025
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$7,706.1	$7,657.1	5.51%		9.93
Subordinated notes	320.2	265.9	N/A	(2)	9.06
Revolving credit facilities(1)	133.1	133.1	6.80%		3.72
Total	$8,159.4	$8,056.1

	As of December 31, 2024
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$6,732.8	$6,598.8	5.72%		9.18
Subordinated notes	229.9	210.3	N/A	(2)	9.15
Revolving credit facilities(1)	55.1	55.1	7.01%		4.53
Total	$7,017.8	$6,864.2
(1)Fair Value as of June 30, 2025 and December 31, 2024 reflects the amortized cost of outstanding revolving credit balances which approximates fair value.
(2)The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the
CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of June 30, 2025 and December 31, 2024, the fair value of the CLO assets was $9.2 billion and $7.9 billion, respectively.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
7. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$5,081.0	$4,819.7
Accrued bonuses	189.2	335.5
Realized performance allocations and incentive fee related compensation not yet paid	214.5	183.8
Other	114.2	107.6
Total	$5,598.9	$5,446.6
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Realized	$189.4	$114.9	$442.3	$381.7
Unrealized	254.2	29.3	172.7	(310.3)
Total	$443.6	$144.2	$615.0	$71.4
8. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments totaling $4.0 billion as of June 30, 2025, of which approximately $3.4 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of
June 30, 2025, the Company had no material commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the
Company are the guarantors of revolving credit facilities for certain funds in the Carlyle AlpInvest segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the total of net asset value of the guarantor subsidiaries plus any uncalled capital of the applicable general partner. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote. The Company had no material outstanding guarantees under the credit facilities as of June 30, 2025.
Additionally, as of June 30, 2025, certain consolidated subsidiaries of the Company are the guarantors of a credit agreement for a fund in the Carlyle AlpInvest segment, which is scheduled to expire in August 2025. The maximum potential amount to be funded under this guarantee is $25.0 million. The outstanding balances under the credit agreement are collateralized by the investments in the fund, and the Company believes the likelihood of any material funding under this guarantee to be remote.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $44.6 million at June 30, 2025 was shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2025. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2, Summary of Significant Accounting Policies). The Company had $11.5
million of unbilled receivables from former and current employees and senior Carlyle professionals as of June 30, 2025 related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $152.7 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of June 30, 2025. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of June 30, 2025, approximately $11.5 million of the
Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the
Company is $33.1 million.
If, at June 30, 2025, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be
$1.5 billion, on an after-tax basis where applicable, of which approximately $0.6 billion would be the responsibility of current and former senior Carlyle professionals.
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
The Authentix Matter
Authentix, Inc. (“Authentix”) was a majority-owned portfolio company in one of the Company’s investment funds,
Carlyle U.S. Growth Fund III, L.P. (“CGF III”). When Authentix was owned by CGF III, two of the Company’s employees served on Authentix’s board of directors. After a lengthy sale process, Authentix was sold for an aggregate sale price of
$87.5 million. On August 7, 2020, certain of the former minority shareholders in Authentix filed suit in Delaware Chancery
Court, alleging that the Authentix board of directors, CGF III, and the Company breached various fiduciary duties by agreeing to a sale of Authentix at an inopportune time and at a price that was too low. A trial before the Delaware Court of Chancery was completed in early February 2024, and a decision was rendered in favor of the Company and all other defendants on all claims on January 8, 2025. The plaintiffs appealed the decision to the Delaware Supreme Court on March 13, 2025. Oral argument is expected in October 2025.
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2025, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The
Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the
Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($18.4 million as of June 30, 2025) for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
9. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Accrued incentive fees	$40.1	$33.7
Unbilled receivable for giveback obligations from current and former employees	11.5	11.5
Notes receivable and accrued interest from affiliates	36.6	46.2
Management fee receivable, net	285.1	296.4
Reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	422.2	417.8
Total	$795.5	$805.6
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to advisory fees receivable and expenses paid on behalf of these entities. These costs generally represent costs related to the pursuit of actual or proposed investments, professional fees, and expenses associated with the acquisition, holding and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company accrues and charges interest on amounts due from affiliate accounts at interest rates ranging up to 7.02% as of June 30, 2025. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable includes loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of June 30, 2025 and December 31, 2024 also include interest-bearing loans of $19.6 million and $22.8 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (6.50% as of June 30, 2025) and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
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
Due to Affiliates
The Company had the following due to affiliates balances at June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$5.7	$5.3
Due to non-consolidated affiliates	91.6	134.1
Amounts owed under the tax receivable agreement	71.6	77.2
Other	30.0	25.3
Total	$198.9	$241.9
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
Other Related Party Transactions
Aircraft Transactions
Entities controlled by our co-founders own aircraft that may be used for the Company’s business in the ordinary course of its operations. The hourly rates that the Company pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. For the three and six months ended June 30, 2025, the Company incurred
$0.6 million and $1.0 million, respectively, for the use of these aircraft, all of which was paid directly to the manager of the aircraft and a significant portion of which ultimately was paid to or for the benefit of certain co-founders.
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
In August 2024, to facilitate a merger between CGBD and another Carlyle-advised BDC (the “Merger”), the Company agreed to exchange its 2,000,000 preferred shares into newly issued common shares of CGBD at a price equal to the net asset value per common share on the date of completion of the Merger (the “Exchange”). The Merger and the Exchange were

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
completed on March 27, 2025, and the Company exchanged its preferred shares for 3,004,808 newly issued common shares of
CGBD based on the net asset value of $16.64 per common share of CGBD on that date. The preferred shares were cancelled following the completion of the Exchange. The newly issued common shares of CGBD are subject to a tiered lock-up agreement with a restriction period that expires in three equal tranches of the common shares over a period of two years and are recorded at fair value using Level I inputs based on the CGBD common share price.
The Company received the final dividend distribution related to its BDC Preferred Shares in the first quarter of 2025. For the three months ended June 30, 2024, the Company recorded dividend income from the BDC Preferred Shares of $0.9 million.
For the six months ended June 30, 2025 and 2024, the Company recorded dividend income from the BDC Preferred Shares of
$0.8 million and $1.8 million, respectively. This was included in Interest and other income in the condensed consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which was recorded at fair value using
Level III inputs based on the estimated conversion value, was $53.4 million as of December 31, 2024, and was included in
Investments, including accrued performance allocations, in the condensed consolidated balance sheets.
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
The Company does business with some of its portfolio companies; all such arrangements are on a negotiated basis.
Substantially all revenue is earned from affiliates of Carlyle.
10. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Provision for income taxes	$112.5	$69.5	$124.9	$91.4

Effective tax rate	26%	32%	20%	27%
The effective tax rate for the three months ended June 30, 2025 and 2024 primarily comprised the 21% U.S. federal corporate income tax rate, the impact of U.S. state and foreign income taxes, and disallowed executive compensation, offset by non-controlling interest. The effective tax rate for the three months ended June 30, 2024 also includes an increase related to other non-deductible expenses. The effective tax rate for the six months ended June 30, 2025 and 2024 primarily comprised the
21% U.S. federal corporate income tax rate, the impact of U.S. state and foreign income taxes, and disallowed executive compensation, primarily offset by equity-based compensation deductions and non-controlling interest. The effective tax rate for the six months ended June 30, 2024 also includes an increase related to other non-deductible expenses.
As of June 30, 2025 and December 31, 2024, the Company had federal, state, local and foreign taxes payable of
$90.2 million and $46.2 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of June 30, 2025, the Company’s U.S. federal income tax returns for the years 2021 through 2023 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2019 to 2023. Foreign tax returns are generally subject to audit from 2011 to
2024. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA extends several provisions from the 2017 Tax Cuts and Jobs Act along with other domestic and international corporate tax provisions. Under
U.S. GAAP, the impact of OBBBA will be accounted for in the enactment period and will therefore be reflected in the
Company’s consolidated financial statements for the period ending September 30, 2025. The Company is currently evaluating but does not expect the OBBBA to have a material impact to its provision for income taxes.
11. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$454.4	$407.1
Non-Carlyle interests in majority-owned subsidiaries	402.3	334.2
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	0.4	(0.6)
Non-controlling interests in consolidated entities	$857.1	$740.7

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$13.9	$(4.3)	$21.9	$8.4
Non-Carlyle interests in majority-owned subsidiaries	(5.3)	5.4	15.3	25.9
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	(0.2)	—	(0.2)	—
Non-controlling interests in income of consolidated entities	$8.4	$1.1	$37.0	$34.3

12. Earnings Per Common Share
Basic and diluted net income per common share are calculated as follows:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$319,700,000	$319,700,000	$449,700,000	$449,700,000
Weighted-average common shares outstanding	360,359,241	366,967,197	359,914,229	366,654,517
Net income per common share	$0.89	$0.87	$1.25	$1.23

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$148,200,000	$148,200,000	$213,800,000	$213,800,000
Weighted-average common shares outstanding	358,317,151	366,896,000	359,612,699	368,119,801
Net income per common share	$0.41	$0.40	$0.59	$0.58
The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	360,359,241	360,359,241	359,914,229	359,914,229
Unvested restricted stock units	—	5,917,596	—	6,049,928
Issuable common shares and performance-vesting restricted stock units	—	690,360	—	690,360
Weighted-average common shares outstanding	360,359,241	366,967,197	359,914,229	366,654,517

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	358,317,151	358,317,151	359,612,699	359,612,699
Unvested restricted stock units	—	7,872,625	—	7,302,954
Issuable common shares and performance-vesting restricted stock units	—	706,224	—	1,204,148
Weighted-average common shares outstanding	358,317,151	366,896,000	359,612,699	368,119,801
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
13. Equity
Share Repurchase Program
The Board of Directors reset the total repurchase authorization of the Company’s previously approved share repurchase program to $1.4 billion in shares of the Company’s common stock, effective as of February 6, 2024. Under the share repurchase program, shares of the Company’s common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to repurchases of common stock, the share repurchase program is used for the payment of tax withholding amounts upon net share settlement of equity-based awards granted pursuant to our Equity Incentive Plan or otherwise based on the value of shares withheld that would have otherwise been issued to the award holder. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. As of June 30,
2025, $572.0 million of repurchase capacity remained under the program, which reflects both common shares repurchased and shares retired in connection with the net share settlement of equity-based awards. The following table presents the Company’s shares that have been repurchased or retired as a result of net share settlement of equity-based awards during the three and six months ended June 30, 2025 and 2024. Dollar amounts exclude the impact of excise taxes.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Shares	$	Shares	$	Shares	$	Shares	$
					(Dollars in millions, except share data)
Shares repurchased	2,173,966	$100.0	3,505,301	$150.0	2,667,747	$125.0	6,358,903	$280.6
Shares retired in connection with the net share settlement of equity-based awards	92,001	3.6	633,886	28.3	2,927,355	155.1	1,115,147	47.7
Total	2,265,967	$103.6	4,139,187	$178.3	5,595,102	$280.1	7,474,050	$328.3
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 14, 2024	May 21, 2024	$0.35	$125.6
August 16, 2024	August 26, 2024	0.35	125.5
November 18, 2024	November 25, 2024	0.35	125.2
February 21, 2025	February 28, 2025	0.35	126.4
Total 2024 Dividend Year		$1.40	$502.7

May 19, 2025	May 27, 2025	$0.35	$126.3
August 18, 2025	August 28, 2025	0.35	126.6
Total 2025 Dividend Year (through Q2 2025)		$0.70	$252.9
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
14. Equity-Based Compensation
The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (the “Equity Incentive Plan,” initially adopted in May 2012 and as most recently amended and restated on May 29, 2024) is a source of equity-based awards permitting the
Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s shares of common stock. A total of 58,800,000 shares of common stock are authorized for the grant of awards under the Equity Incentive Plan, of which a total of 26,115,547 shares of the Company’s common stock remain available for grant as of June 30, 2025.
A summary of the status of the Company’s non-vested equity-based awards as of June 30, 2025 and a summary of changes for the six months ended June 30, 2025, are presented below:

Unvested Shares	Performance- Vesting Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2024	16,940,150	$25.41	13,966,488	$37.97	458,906	$39.35
Granted (1)	420,548	$35.07	4,600,158	$55.70	171,891	$56.33
Vested (2)	5,362,679	$30.83	2,010,706	$32.21	—	$—
Forfeited	359,053	$23.37	215,584	$40.64	—	$—
Balance, June 30, 2025	11,638,966	$23.33	16,340,356	$43.64	630,797	$43.98
(1)Includes shares reserved for issuance upon settlement of dividend-equivalent rights carried by certain restricted stock units concurrently with the settlement of the restricted stock units for shares.
(2)Includes 2,927,355 shares that were retired in connection with the net share settlement of equity-based awards. The Company paid
$155.1 million of taxes related to the net share settlement of equity-based awards during the six months ended June 30, 2025, which is included within financing activities in the condensed consolidated statements of cash flows.
The Company recorded equity-based compensation expense, net of forfeitures, for restricted stock units of $92.9 million and $125.2 million for the three months ended June 30, 2025 and 2024, respectively, with $18.1 million and $23.6 million of corresponding deferred tax benefits, respectively. The Company recorded equity-based compensation expense, net of forfeitures, for restricted stock units of $196.4 million and $233.5 million for the six months ended June 30, 2025 and 2024, respectively, with $36.7 million and $43.8 million of corresponding deferred tax benefits, respectively. As of June 30, 2025, the total unrecognized equity-based compensation expense related to unvested restricted stock units was $545.8 million, which is expected to be recognized over a weighted-average term of 2.0 years.
15. Segment Reporting
Carlyle conducts its operations through three reportable segments:
Global Private Equity – The Global Private Equity segment advises buyout, growth, real estate, and infrastructure &
natural resources funds. The segment also includes the NGP Carry Funds advised by NGP.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the financial data for the Company’s three reportable segments for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$302.4	$170.0	$117.2	$589.6
Portfolio advisory and transaction fees, net and other	6.9	41.0	—	47.9
Fee related performance revenues	—	28.6	10.1	38.7
Total fund level fee revenues	309.3	239.6	127.3	676.2
Realized performance revenues	244.7	5.1	10.0	259.8
Realized principal investment income	12.4	12.0	9.1	33.5
Interest income	5.5	7.0	2.0	14.5
Total revenues	571.9	263.7	148.4	984.0
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	108.4	88.2	37.2	233.8
Realized performance revenues related compensation	160.9	3.1	8.1	172.1
Total compensation and benefits	269.3	91.3	45.3	405.9
General, administrative, and other indirect expenses(1)	50.3	36.2	19.8	106.3
Depreciation and amortization expense	7.0	3.8	2.0	12.8
Interest expense	13.4	11.5	3.1	28.0
Total expenses	340.0	142.8	70.2	553.0
(=) Distributable Earnings	$231.9	$120.9	$78.2	$431.0
(-) Realized Net Performance Revenues	83.8	2.0	1.9	87.7
(-) Realized Principal Investment Income	12.4	12.0	9.1	33.5
(+) Net Interest	7.9	4.5	1.1	13.5
(=) Fee Related Earnings	$143.6	$111.4	$68.3	$323.3

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2025
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$585.4	$309.6	$220.1	$1,115.1
Portfolio advisory and transaction fees, net and other	21.4	104.4	—	125.8
Fee related performance revenues	—	57.4	20.8	78.2
Total fund level fee revenues	606.8	471.4	240.9	1,319.1
Realized performance revenues	561.8	18.4	34.7	614.9
Realized principal investment income	27.5	17.5	18.5	63.5
Interest income	11.5	14.0	4.2	29.7
Total revenues	1,207.6	521.3	298.3	2,027.2
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	209.1	177.2	71.5	457.8
Realized performance revenues related compensation	361.3	11.0	27.5	399.8
Total compensation and benefits	570.4	188.2	99.0	857.6
General, administrative, and other indirect expenses(1)	99.0	71.2	31.7	201.9
Depreciation and amortization expense	13.9	7.7	3.9	25.5
Interest expense	26.8	22.8	6.2	55.8
Total expenses	710.1	289.9	140.8	1,140.8
(=) Distributable Earnings	$497.5	$231.4	$157.5	$886.4
(-) Realized Net Performance Revenues	200.5	7.4	7.2	215.1
(-) Realized Principal Investment Income	27.5	17.5	18.5	63.5
(+) Net Interest	15.3	8.8	2.0	26.1
(=) Fee Related Earnings	$284.8	$215.3	$133.8	$633.9
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

	Three Months Ended June 30, 2024
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$305.2	$140.8	$79.5	$525.5
Portfolio advisory and transaction fees, net and other	3.8	25.0	0.1	28.9
Fee related performance revenues	3.2	28.0	1.9	33.1
Total fund level fee revenues	312.2	193.8	81.5	587.5
Realized performance revenues	129.7	6.9	19.9	156.5
Realized principal investment income	6.8	19.2	0.6	26.6
Interest income	6.5	10.1	1.7	18.3
Total revenues	455.2	230.0	103.7	788.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	103.9	74.0	27.4	205.3
Realized performance revenues related compensation	81.4	4.3	15.1	100.8
Total compensation and benefits	185.3	78.3	42.5	306.1
General, administrative, and other indirect expenses(1)	50.2	35.3	12.4	97.9
Depreciation and amortization expense	6.5	3.2	1.6	11.3
Interest expense	14.1	13.4	2.9	30.4
Total expenses	256.1	130.2	59.4	445.7
(=) Distributable Earnings	$199.1	$99.8	$44.3	$343.2
(-) Realized Net Performance Revenues	48.3	2.6	4.8	55.7
(-) Realized Principal Investment Income	6.8	19.2	0.6	26.6
(+) Net Interest	7.6	3.3	1.2	12.1
(=) Fee Related Earnings	$151.6	$81.3	$40.1	$273.0

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2024
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$609.8	$277.7	$153.6	$1,041.1
Portfolio advisory and transaction fees, net and other	10.9	44.6	0.1	55.6
Fee related performance revenues	6.9	52.2	3.1	62.2
Total fund level fee revenues	627.6	374.5	156.8	1,158.9
Realized performance revenues	503.5	7.5	43.3	554.3
Realized principal investment income	25.7	33.0	1.6	60.3
Interest income	14.1	20.8	3.5	38.4
Total revenues	1,170.9	435.8	205.2	1,811.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	213.2	150.8	55.6	419.6
Realized performance revenues related compensation	315.7	4.6	36.3	356.6
Total compensation and benefits	528.9	155.4	91.9	776.2
General, administrative, and other indirect expenses(1)	88.8	64.9	23.9	177.6
Depreciation and amortization expense	12.9	6.3	3.2	22.4
Interest expense	28.1	27.3	5.8	61.2
Total expenses	658.7	253.9	124.8	1,037.4
(=) Distributable Earnings	$512.2	$181.9	$80.4	$774.5
(-) Realized Net Performance Revenues	187.8	2.9	7.0	197.7
(-) Realized Principal Investment Income	25.7	33.0	1.6	60.3
(+) Net Interest	14.0	6.5	2.3	22.8
(=) Fee Related Earnings	$312.7	$152.5	$74.1	$539.3
(1)General, administrative, and other indirect expenses primarily comprised professional fees, rent and other office expenses, IT expenses, travel and entertainment expenses, and fundraising costs.

The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the
three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$984.0	$163.0	$425.9	(a)	$1,572.9
Expenses	$553.0	$178.5	$447.6	(b)	$1,179.1
Other income (loss)	$—	$46.8	$—	(c)	$46.8
Distributable earnings	$431.0	$31.3	$(21.7)	(d)	$440.6

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2024
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$788.9	$165.6	$115.2	(a)	$1,069.7
Expenses	$445.7	$164.5	$235.6	(b)	$845.8
Other income (loss)	$—	$(5.1)	$—	(c)	$(5.1)
Distributable earnings	$343.2	$(4.0)	$(120.4)	(d)	$218.8
The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the
six months ended June 30, 2025 and 2024.

	Six Months Ended June 30, 2025
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$2,027.2	$296.4	$222.4	(a)	$2,546.0
Expenses	$1,140.8	$309.3	$537.2	(b)	$1,987.3
Other income (loss)	$—	$52.9	$—	(c)	$52.9
Distributable earnings	$886.4	$40.0	$(314.8)	(d)	$611.6

	Six Months Ended June 30, 2024
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,811.9	$330.5	$(384.3)	(a)	$1,758.1
Expenses	$1,037.4	$304.0	$65.1	(b)	$1,406.5
Other income (loss)	$—	$(12.1)	$—	(c)	$(12.1)
Distributable earnings	$774.5	$14.4	$(449.4)	(d)	$339.5
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Unrealized performance and fee related performance revenues	$331.0	$47.4	$133.7	$(474.2)
Unrealized principal investment income (loss)	25.5	48.1	42.5	52.5
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(12.4)	(3.8)	(108.5)	(7.0)
Non-controlling interests and other adjustments to present certain costs on a net basis	106.8	36.2	197.8	77.7
Elimination of revenues of Consolidated Funds	(25.0)	(12.7)	(43.1)	(33.3)
	$425.9	$115.2	$222.4	$(384.3)
The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three and six months ended June 30, 2025 and
2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$676.2	$587.5	$1,319.1	$1,158.9
Adjustments(1)	(55.8)	(53.1)	(112.6)	(100.9)
Carlyle Consolidated - Fund management fees	$620.4	$534.4	$1,206.5	$1,058.0
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$206.7	$32.2	$99.4	$(296.2)
Equity-based compensation	96.4	127.4	201.1	238.4
Acquisition or disposition-related charges and amortization of intangibles and impairment	48.3	33.3	170.5	66.1
Tax (expense) benefit associated with certain foreign performance revenues related compensation	(0.1)	(0.2)	(0.1)	(1.2)
Non-controlling interests and other adjustments to present certain costs on a net basis	99.9	27.0	74.2	44.8
Other adjustments	4.0	28.3	17.1	40.5
Elimination of expenses of Consolidated Funds	(7.6)	(12.4)	(25.0)	(27.3)
	$447.6	$235.6	$537.2	$65.1
(c)The Other Income (Loss) adjustment results from the Consolidated Funds that were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).
(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings
and to Fee Related Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Income (loss) before provision for income taxes	$440.6	$218.8	$611.6	$339.5
Adjustments:
Net unrealized performance and fee related performance revenues	(124.3)	(15.2)	(34.3)	178.0
Unrealized principal investment (income) loss	(25.5)	(48.1)	(42.5)	(52.5)
Equity-based compensation(1)	96.4	127.4	201.1	238.4
Acquisition or disposition-related charges, including amortization of intangibles and impairment	48.3	33.3	170.5	66.1
Tax (expense) benefit associated with certain foreign performance revenues	(0.1)	(0.2)	(0.1)	(1.2)
Net income attributable to non-controlling interests in consolidated entities	(8.4)	(1.1)	(37.0)	(34.3)
Other adjustments(2)	4.0	28.3	17.1	40.5
Distributable Earnings	$431.0	$343.2	$886.4	$774.5
Realized performance revenues, net of related compensation(3)	87.7	55.7	215.1	197.7
Realized principal investment income(3)	33.5	26.6	63.5	60.3
Net interest	13.5	12.1	26.1	22.8
Fee Related Earnings	$323.3	$273.0	$633.9	$539.3
(1)Equity-based compensation for the three and six months ended June 30, 2025 and 2024 included amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s condensed consolidated statements of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.
(3)See reconciliation to most directly comparable U.S. GAAP measure below:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2025
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$638.8	$(379.0)	$259.8
Performance revenues related compensation expense	443.6	(271.5)	172.1
Net performance revenues	$195.2	$(107.5)	$87.7

Principal investment income (loss)	$55.2	$(21.7)	$33.5

	Six Months Ended June 30, 2025
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$861.7	$(246.8)	$614.9
Performance revenues related compensation expense	615.0	(215.2)	399.8
Net performance revenues	$246.7	$(31.6)	$215.1

Principal investment income (loss)	$(7.9)	$71.4	$63.5

	Three Months Ended June 30, 2024
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$198.2	$(41.7)	$156.5
Performance revenues related compensation expense	144.2	(43.4)	100.8
Net performance revenues	$54.0	$1.7	$55.7

Principal investment income (loss)	$88.1	$(61.5)	$26.6

	Six Months Ended June 30, 2024
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$41.2	$513.1	$554.3
Performance revenues related compensation expense	71.4	285.2	356.6
Net performance revenues	$(30.2)	$227.9	$197.7

Principal investment income (loss)	$161.2	$(100.9)	$60.3
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
16. Subsequent Events
In July, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share of common stock to common stockholders of record at the close of business on August 18, 2025, payable on August 28, 2025.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
17. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the
Company’s financial position as of June 30, 2025 and December 31, 2024 and results of operations for the three and six months ended June 30, 2025 and 2024. The supplemental statement of cash flows is presented without effects of the Consolidated
Funds.

	As of June 30, 2025
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,275.8	$—	$—	$1,275.8
Cash and cash equivalents held at Consolidated Funds	—	463.1	—	463.1
Investments, including accrued performance allocations of $7,598.8	11,890.3	—	(687.2)	11,203.1
Investments of Consolidated Funds	—	9,857.5	—	9,857.5
Due from affiliates and other receivables, net	1,097.9	—	(302.4)	795.5
Due from affiliates and other receivables of Consolidated Funds, net	—	247.8	—	247.8
Fixed assets, net	191.7	—	—	191.7
Lease right-of-use assets, net	351.1	—	—	351.1
Deposits and other	81.4	1.5	—	82.9
Intangible assets, net	573.6	—	—	573.6
Deferred tax assets	25.7	—	—	25.7
Total assets	$15,487.5	$10,569.9	$(989.6)	$25,067.8
Liabilities and equity
Debt obligations	$2,155.3	$—	$—	$2,155.3
Loans payable of Consolidated Funds	—	8,350.3	(294.2)	8,056.1
Accounts payable, accrued expenses and other liabilities	439.5	—	—	439.5
Accrued compensation and benefits	5,598.9	—	—	5,598.9
Due to affiliates	193.2	5.7	—	198.9
Deferred revenue	204.0	—	—	204.0
Deferred tax liabilities	128.3	—	—	128.3
Other liabilities of Consolidated Funds	—	1,031.0	(0.1)	1,030.9
Lease liabilities	493.7	—	—	493.7
Accrued giveback obligations	44.6	—	—	44.6
Total liabilities	9,257.5	9,387.0	(294.3)	18,350.2
Common stock	3.6	—	—	3.6
Additional paid-in capital	4,096.4	715.7	(715.7)	4,096.4
Retained earnings	1,950.0	—	—	1,950.0
Accumulated other comprehensive loss	(222.7)	12.8	20.4	(189.5)
Non-controlling interests in consolidated entities	402.7	454.4	—	857.1
Total equity	6,230.0	1,182.9	(695.3)	6,717.6
Total liabilities and equity	$15,487.5	$10,569.9	$(989.6)	$25,067.8

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2024
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,266.0	$—	$—	$1,266.0
Cash and cash equivalents held at Consolidated Funds	—	830.4	—	830.4
Investments, including accrued performance allocations of $7,053.5	11,324.1	—	(387.4)	10,936.7
Investments of Consolidated Funds	—	7,782.4	—	7,782.4
Due from affiliates and other receivables, net	1,111.0	—	(305.4)	805.6
Due from affiliates and other receivables of Consolidated Funds, net	—	237.1	—	237.1
Fixed assets, net	185.3	—	—	185.3
Lease right-of-use assets, net	341.4	—	—	341.4
Deposits and other	55.1	1.8	—	56.9
Intangible assets, net	634.1	—	—	634.1
Deferred tax assets	27.6	—	—	27.6
Total assets	$14,944.6	$8,851.7	$(692.8)	$23,103.5
Liabilities and equity
Debt obligations	$2,143.5	$—	$—	$2,143.5
Loans payable of Consolidated Funds	—	7,161.6	(297.4)	6,864.2
Accounts payable, accrued expenses and other liabilities	389.8	—	—	389.8
Accrued compensation and benefits	5,446.6	—	—	5,446.6
Due to affiliates	236.6	5.3	—	241.9
Deferred revenue	138.7	—	—	138.7
Deferred tax liabilities	137.0	—	—	137.0
Other liabilities of Consolidated Funds	—	861.7	(0.1)	861.6
Lease liabilities	488.6	—	—	488.6
Accrued giveback obligations	44.0	—	—	44.0
Total liabilities	9,024.8	8,028.6	(297.5)	16,755.9
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,892.3	423.5	(423.5)	3,892.3
Retained earnings	2,040.8	—	—	2,040.8
Accumulated other comprehensive loss	(350.5)	(7.5)	28.2	(329.8)
Non-controlling interests in consolidated entities	333.6	407.1	—	740.7
Total equity	5,919.8	823.1	(395.3)	6,347.6
Total liabilities and equity	$14,944.6	$8,851.7	$(692.8)	$23,103.5

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2025
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$628.0	$—	$(7.6)	$620.4
Incentive fees	40.9	—	(0.4)	40.5
Investment income
Performance allocations	640.0	—	(1.2)	638.8
Principal investment income	66.2	—	(11.0)	55.2
Total investment income	706.2	—	(12.2)	694.0
Interest and other income	59.8	—	(4.8)	55.0
Interest and other income of Consolidated Funds	—	163.0	—	163.0
Total revenues	1,434.9	163.0	(25.0)	1,572.9
Expenses
Compensation and benefits
Cash-based compensation and benefits	238.4	—	—	238.4
Equity-based compensation	92.9	—	—	92.9
Performance allocations and incentive fee related compensation	443.6	—	—	443.6
Total compensation and benefits	774.9	—	—	774.9
General, administrative and other expenses	205.4	—	0.1	205.5
Interest	28.0	—	—	28.0
Interest and other expenses of Consolidated Funds	—	178.5	(7.7)	170.8
Other non-operating income	(0.1)	—	—	(0.1)
Total expenses	1,008.2	178.5	(7.6)	1,179.1
Other income (loss)
Net investment income of Consolidated Funds	—	46.8	—	46.8
Income before provision for income taxes	426.7	31.3	(17.4)	440.6
Provision for income taxes	112.5	—	—	112.5
Net income	314.2	31.3	(17.4)	328.1
Net income (loss) attributable to non-controlling interests in consolidated entities	(5.5)	—	13.9	8.4
Net income attributable to The Carlyle Group Inc.	$319.7	$31.3	$(31.3)	$319.7

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2025
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,222.4	$—	$(15.9)	$1,206.5
Incentive fees	84.2	—	(0.5)	83.7
Investment income
Performance allocations	863.4	—	(1.7)	861.7
Principal investment income (loss)	5.7	—	(13.6)	(7.9)
Total investment income	869.1	—	(15.3)	853.8
Interest and other income	117.0	—	(11.4)	105.6
Interest and other income of Consolidated Funds	—	296.4	—	296.4
Total revenues	2,292.7	296.4	(43.1)	2,546.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	456.8	—	—	456.8
Equity-based compensation	196.4	—	—	196.4
Performance allocations and incentive fee related compensation	615.0	—	—	615.0
Total compensation and benefits	1,268.2	—	—	1,268.2
General, administrative and other expenses	379.1	—	—	379.1
Interest	55.8	—	—	55.8
Interest and other expenses of Consolidated Funds	—	309.3	(25.0)	284.3
Other non-operating income	(0.1)	—	—	(0.1)
Total expenses	1,703.0	309.3	(25.0)	1,987.3
Other income (loss)
Net investment income of Consolidated Funds	—	52.9	—	52.9
Income before provision for income taxes	589.7	40.0	(18.1)	611.6
Provision for income taxes	124.9	—	—	124.9
Net income	464.8	40.0	(18.1)	486.7
Net income attributable to non-controlling interests in consolidated entities	15.1	—	21.9	37.0
Net income attributable to The Carlyle Group Inc.	$449.7	$40.0	$(40.0)	$449.7

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2024
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$540.8	$—	$(6.4)	$534.4
Incentive fees	31.6	—	(0.3)	31.3
Investment income
Performance allocations	197.3	—	0.9	198.2
Principal investment income	90.8	—	(2.7)	88.1
Total investment income	288.1	—	(1.8)	286.3
Interest and other income	56.3	—	(4.2)	52.1
Interest and other income of Consolidated Funds	—	165.6	—	165.6
Total revenues	916.8	165.6	(12.7)	1,069.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	206.3	—	—	206.3
Equity-based compensation	125.2	—	—	125.2
Performance allocations and incentive fee related compensation	144.2	—	—	144.2
Total compensation and benefits	475.7	—	—	475.7
General, administrative and other expenses	187.9	—	—	187.9
Interest	30.4	—	—	30.4
Interest and other expenses of Consolidated Funds	—	164.5	(12.4)	152.1
Other non-operating income	(0.3)	—	—	(0.3)
Total expenses	693.7	164.5	(12.4)	845.8
Other income (loss)
Net investment loss of Consolidated Funds	—	(5.1)	—	(5.1)
Income (loss) before provision for income taxes	223.1	(4.0)	(0.3)	218.8
Provision for income taxes	69.5	—	—	69.5
Net income (loss)	153.6	(4.0)	(0.3)	149.3
Net income attributable to non-controlling interests in consolidated entities	5.4	—	(4.3)	1.1
Net income (loss) attributable to The Carlyle Group Inc.	$148.2	$(4.0)	$4.0	$148.2

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2024
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,071.0	$—	$(13.0)	$1,058.0
Incentive fees	57.8	—	(0.3)	57.5
Investment income
Performance allocations	41.5	—	(0.3)	41.2
Principal investment income	170.4	—	(9.2)	161.2
Total investment income	211.9	—	(9.5)	202.4
Interest and other income	120.2	—	(10.5)	109.7
Interest and other income of Consolidated Funds	—	330.5	—	330.5
Total revenues	1,460.9	330.5	(33.3)	1,758.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	428.2	—	—	428.2
Equity-based compensation	233.5	—	—	233.5
Performance allocations and incentive fee related compensation	71.4	—	—	71.4
Total compensation and benefits	733.1	—	—	733.1
General, administrative and other expenses	335.6	—	—	335.6
Interest	61.2	—	—	61.2
Interest and other expenses of Consolidated Funds	—	304.0	(27.3)	276.7
Other non-operating income	(0.1)	—	—	(0.1)
Total expenses	1,129.8	304.0	(27.3)	1,406.5
Other income (loss)
Net investment loss of Consolidated Funds	—	(12.1)	—	(12.1)
Income before provision for income taxes	331.1	14.4	(6.0)	339.5
Provision for income taxes	91.4	—	—	91.4
Net income	239.7	14.4	(6.0)	248.1
Net income attributable to non-controlling interests in consolidated entities	25.9	—	8.4	34.3
Net income attributable to The Carlyle Group Inc.	$213.8	$14.4	$(14.4)	$213.8

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Cash flows from operating activities
Net income	$464.8	$239.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	94.6	90.8
Equity-based compensation	196.4	233.5
Non-cash performance allocations and incentive fees	(252.4)	145.8
Non-cash principal investment (income) loss	33.5	(144.5)
Other non-cash amounts	36.8	(1.5)
Purchases of investments	(481.8)	(383.0)
Proceeds from the sale of investments	499.5	271.1
Payments of contingent consideration	(1.0)	(1.5)
Change in deferred taxes, net	(16.5)	(42.5)
Change in due from affiliates and other receivables	(16.5)	(19.7)
Change in deposits and other	(25.0)	(7.8)
Change in accounts payable, accrued expenses and other liabilities	39.1	37.1
Change in accrued compensation and benefits	(116.2)	(277.4)
Change in due to affiliates	23.6	(2.1)
Change in lease right-of-use assets and lease liabilities	(6.3)	(4.0)
Change in deferred revenue	57.6	(9.8)
Net cash provided by operating activities	530.2	124.2
Cash flows from investing activities
Purchases of corporate treasury investments	—	(5.0)
Purchases of fixed assets, net	(34.2)	(31.9)
Net cash used in investing activities	(34.2)	(36.9)
Cash flows from financing activities
Borrowings under credit facilities	—	10.4
Repayments under credit facilities	—	(10.4)
Payments on CLO borrowings	(40.1)	(36.0)
Proceeds from CLO borrowings, net of financing costs	15.1	—
Dividends to common stockholders	(252.7)	(252.3)
Payment of deferred consideration for Carlyle Holdings units	—	(68.8)
Contributions from non-controlling interest holders	91.4	116.4
Distributions to non-controlling interest holders	(48.6)	(45.6)
Common shares repurchased and net share settlement of equity-based awards	(280.1)	(328.3)
Change in due to/from affiliates financing activities	(0.5)	7.3
Net cash used in financing activities	(515.5)	(607.3)
Effect of foreign exchange rate changes	29.9	(5.0)
Increase (decrease) in cash, cash equivalents and restricted cash	10.4	(525.0)
Cash, cash equivalents and restricted cash, beginning of period	1,266.5	1,442.1
Cash, cash equivalents and restricted cash, end of period	$1,276.9	$917.1

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,275.8	$914.8
Restricted cash	1.1	2.3
Total cash, cash equivalents and restricted cash, end of period	$1,276.9	$917.1

Cash and cash equivalents held at Consolidated Funds	$463.1	$1,047.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless context suggests otherwise, references in this Quarterly Report on Form 10-Q to “Carlyle,” the “Company,”
“we,” “us,” and “our” refer to The Carlyle Group Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in this
Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
We are one of the world’s largest global investment firms and deploy private capital across our business. We conduct our operations through three reportable segments: Global Private Equity, Global Credit, and Carlyle AlpInvest (formerly, Global
Investment Solutions).
•Global Private Equity — Our Global Private Equity segment advises our buyout, growth, real estate, and infrastructure &
natural resources funds. The segment also includes the NGP Carry Funds advised by NGP. As of June 30, 2025, our
Global Private Equity segment had $165 billion in AUM and $102 billion in Fee-earning AUM.
•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including insurance solutions, liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, cross-platform credit products, and global capital markets. As of June 30, 2025, our Global Credit segment had
$203 billion in AUM and $163 billion in Fee-earning AUM.
•Carlyle AlpInvest — Our Carlyle AlpInvest segment advises global private equity programs that pursue secondary purchases and financing of existing portfolios, managed co-investment programs, and primary fund investments. As of
June 30, 2025, our Carlyle AlpInvest segment had $97 billion in AUM and $60 billion in Fee-earning AUM.
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

Our Global Investment Offerings
The following table provides a breakout of the product offerings and related acronyms included in our total assets under management of $465 billion as of June 30, 2025 for each of our three global business segments (in billions):

Global Private Equity	$165.1	Global Credit	$203.0
Corporate Private Equity	$106.4	Insurance Solutions [4]	$82.3
U.S. Buyout (CP)	53.1	Liquid Credit	$49.6
Asia Buyout (CAP)	12.2	U.S. CLOs	35.7
Europe Buyout (CEP)	10.5	Europe CLOs	9.5
Carlyle Global Partners (CGP)	6.6	CLO Investment Products	2.5
Europe Technology (CETP)	6.1	Revolving Credit	2.0
Japan Buyout (CJP)	5.9	Private Credit	$71.1
U.S. Growth (CP Growth / CEOF)	3.1	Opportunistic Credit (CCOF / CSP)	19.9
Life Sciences (ABV / ACCD)	2.2	Aviation Finance (SASOF / CALF)	12.9
Asia Growth (CAP Growth / CAGP)	1.2	Direct Lending [5]	12.5
Other [1]	5.5	Asset-Backed Finance	9.6
Real Estate	$36.4	Cross-Platform Credit (incl CTAC)	9.0
U.S. Real Estate (CRP)	25.7	Infrastructure Credit (CICF)	6.6
Core Plus Real Estate (CPI)	8.2	Other [6]	0.5
International Real Estate (CER)	2.5
Infrastructure & Natural Resources	$22.3	Carlyle AlpInvest	$96.5
NGP Energy [2]	10.7	Secondaries and Portfolio Finance (ASF / ASPF)	$41.9
Infrastructure and Renewable Energy [3]	6.1	Co-Investments (ACF)	$25.8
International Energy (CIEP)	5.5	Primary Investments & Other [7]	$28.8

Note: All amounts shown represent total assets under management as of June 30, 2025, and totals may not sum due to rounding. In addition, certain carry funds included herein may not be included in fund performance if they have not made an initial capital call or commenced investment activity.
(1)Includes our Financial Services (CGFSP), Sub-Saharan Africa Buyout (CSSAF), South America Buyout (CSABF), Peru Buyout (CPF),
MENA Buyout and Ireland Buyout (CCIF) funds, as well as platform accounts which invest across Corporate Private Equity strategies.
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
(6)Includes our Energy Credit (CEMOF) and Real Estate Credit (CNLI) funds.
(7)Includes Mezzanine and Carlyle AlpInvest Private Markets (CAPM) funds.
Trends Affecting our Business
The second quarter of 2025 ended very differently from the way it started. Just two days into the period, markets were roiled by higher than expected “Liberation Day” tariffs, driving the S&P 500 down more than 12% peak-to-trough over the following six days. Yet, financial markets ultimately performed well, as tariff rates were temporarily reduced and the hard economic data, while lackluster, held up. In the United States, the S&P 500 and NASDAQ ended the quarter up 10.6% and
17.6%, respectively, outperforming many other global benchmarks (1%, 2.9%, and 7.9% for the Euro Stoxx 50, Shanghai
Composite, and DAX, respectively; the Nikkei 225 outperformed the S&P 500 with a 13.7% return). While employment growth was sluggish in the U.S. during the second quarter, the unemployment rate was roughly unchanged at quarter-end thanks in large part to a simultaneously shrinking labor force. Front-loaded inventories and longer-term supply contracts made it possible for many businesses to maintain pricing and production schedules without sacrificing margins. Looking ahead, however, prices, output, and labor demand will likely adjust more than has been observed thus far as inventory stocks dwindle and fixed contracts approach expiration. Indeed, early clues of what might be yet to come were visible in the June inflation report, where prices for goods with high import exposure surged (e.g., toy and appliance prices rose 15% and 34%, respectively, at an annualized rate over the quarter). While trade negotiations have produced tentative agreements with a handful of countries, the end-state tariff rate for many U.S. trading partners remains unclear. Several nations currently face potential levies of as much as 25-50% on their exports to the U.S. and important inputs to domestic U.S. producers (copper products, steel and aluminum) may shoulder 50% tariffs. While few expect a full implementation of the initial (and highest)

“reciprocal” rates, current U.S. economy-wide effective tariff rates in place are already at 13%, a more than 10 percentage point increase over 2024’s level, representing an implicit tax increase of over 1% of GDP. This fundamental change in trade policy still imposes risks to corporate profit margins and broader global growth in subsequent quarters. Companies that rely on key components and supplies from regions with high tariff rates may see their operating performance materially impacted, while stretched consumers and a general softening in global growth may erode the financial performance of even those companies with minimal trade dependence.
Perhaps the biggest counterweight to trade-policy headwinds is ongoing or planned fixed investment. In the U.S., the relentless surge in artificial intelligence (AI)-related capital expenditures accounted for over half of U.S. GDP growth in the first half of the year, with order backlogs growing at annual rates of 35–60%—a powerful support for both corporate investment and overall output amid tariff uncertainty. This AI-related spend should also bolster business investment in Japan, even while its auto sector faces headwinds from U.S. tariffs. In Europe, a pivot towards “military Keynesianism” could unlock upwards of
€1.5 trillion of new capex into defense, infrastructure, and energy over the next decade and, in turn, drive both productivity and real output growth higher. In the second quarter, China’s economy performed remarkably well, expanding at a 4.5% annual rate thanks to strong industrial production and export growth despite the U.S.’s punitive tariffs on Chinese goods; China has quickly succeeded in finding new export destinations, primarily Southeast Asian countries such as Vietnam. However, exports to these markets are not typically for domestic consumption (goods intended for domestic consumption only account for about 10% of
Vietnam’s imports from China). The prospect of broader tariffs on Asian imports with Chinese value-added has therefore prompted many management teams to plan to relocate supply chains to Europe, with associated potential economic upside for that region. India’s relatively large consumer market, strong manufacturing base in select sectors (e.g., smartphones, automotive components), and growing policy emphasis on attracting foreign direct investment have also positioned it as a promising alternative to China for global manufacturers, although recent tensions with the U.S. administration over India’s Russian oil purchases has introduced uncertainty into the near-term outlook.
Despite the subsequent market rebound, the tariff-driven selloff earlier in the quarter underscored the new reality that bonds no longer serve as a reliable hedge to risk assets. In April, rather than cushioning portfolios as stocks plunged, Treasury yields spiked in tandem. Large and persistent fiscal deficits, an overvalued dollar, and the risk of sanctions pressures have combined to make U.S. dollar-denominated assets less attractive, putting upward pressure on the term premia of longer-
duration Treasuries. Against this backdrop, private market allocations stand out. For decades, private assets have delivered a
100–500 bps annualized net-of-fees return premium over their public equivalents. In an era when liquid markets can amplify shocks rather than cushion them, that premium together with the built-in liquidity “buffer” of closed-end structures offer complementary hedge and asset allocation characteristics in a diversified portfolio of equities and bonds. Closed-end structures and termed-out liabilities prevent private funds from being forced into fire-sale liquidations or abrupt markdowns, unlike listed markets, where the most liquid stocks fell roughly 15% in April compared with an approximately 11% drop for the least liquid quartile—a gap of over 400 bps.
On the surface, global M&A activity in Q2 2025 would appear to be robust, totaling nearly $1.1 trillion in the quarter, essentially unchanged from Q1 2025 but about 30% above year-ago levels. However, deal count tells a different story: there were just 8,700 transactions worldwide, lower than the 9,500 transactions observed in Q2 2020 at the onset of the pandemic and the lowest on record since 2005. Aggregate volumes were flattered by a concentration of large cash- and stock-driven deals.
Activity was subdued across all regions, most notably in Europe and the U.S., where deal counts fell 24% and 22%, respectively, relative to year-ago levels. Asia fared somewhat better, though from already reduced bases. The same pattern is apparent in sponsor-led acquisitions. Globally, GPs announced LBOs totaling $151 billion in Q2 2025, the largest quarterly dollar figure since Q2 2022—but this uptick was entirely driven by a handful of mega-transactions. The top ten LBOs accounted for 60 percent of the quarter’s total value, while the total number of sponsor-led deals dipped to just 390, the fewest since Q3 2023. The slower deal environment was also reflected in sluggish exit activity in the broader market. Although total exit proceeds reached $102 billion—up nearly 20 percent from Q1 2025—this surge was almost entirely due to one large transaction that accounted for roughly 25% of global exit value for the quarter. The total number of divestitures was just 422 companies, marking the weakest quarterly count since Q4 2022. Through the first half of 2025, buyout-backed company exits were roughly 18% lower than in the first half of 2024. There is reason for optimism in the coming quarters, however. Recent surveys indicate that over half of U.S. companies are still actively looking to pursue M&A, and there have been several notable deal announcements from the last week of July into the first week of August 2025. In the interim, heightened demand for liquidity at the same time that exit activity has slowed could present our secondaries business the opportunity to buy assets at discounts larger than would have been otherwise anticipated. Continuation vehicles and portfolio financings have also emerged as important channels to generate liquidity for both GPs and LPs. Continuation vehicles are now responsible for more than 13%
of exits across buyout funds. We expect these shares to maintain or even increase, as GPs seek to take the necessary steps to reset the private equity cycle.

While tepid deal activity weighed on leveraged loan issuance during the quarter (new issue loan activity in the U.S.
excluding extensions and repricings was roughly $80 billion in Q2 2025, 45% lower than Q2 2024), the highly uncertain macroeconomic and geopolitical environment can provide favorable opportunities for our credit business. For example, when tariff-induced volatility led to a freeze in the broadly syndicated loan (BSL) market in April (no U.S. transactions priced for 15 consecutive days, the longest stretch of inactivity since the 2020 pandemic), market participants indicated that deals in process at the time of the freeze oftentimes ultimately ended up moving forward with private credit.
While broader market deal activity was sluggish during the quarter, our investment activity in the second quarter continued the momentum we experienced toward the end of 2024 and into the first quarter this year. We deployed $14.6 billion across our platform and realized proceeds of $7.6 billion in our traditional carry funds during the second quarter, over 50%
more capital deployed and 30% more proceeds realized than in the second quarter of 2024. Realized proceeds in our carry funds totaled $33.0 billion over the last twelve months, approaching a level near that of 2022, which was our second highest year of realized proceeds to date. In addition, we generated $122.5 million in transaction and portfolio advisory fees, net of rebate offsets, during the six months ended June 30, 2025. This was more than double the fees generated in the comparable prior year period. However, the impact of pervasive uncertainty in global markets, combined with heightened equity and credit market volatility, may impact our investment deployment and realization pace in the near term.
Our carry fund portfolio appreciated 2% in the second quarter of 2025, continuing to show relative stability against a backdrop of volatility in the global equity markets. Within our Global Private Equity segment in the second quarter, our corporate private equity funds appreciated 1%, our infrastructure & natural resources funds appreciated 4%, and our real estate funds appreciated 1%. Our publicly traded investments, which represent approximately 8% of our Global Private Equity portfolio, appreciated 16% during the second quarter. Our Global Credit carry funds (which represent approximately 11% of the total Global Credit remaining fair value as of June 30, 2025) appreciated 3% in the second quarter, while carry funds in our
Carlyle AlpInvest segment appreciated 2% in the second quarter.
We had $13.4 billion in inflows in the second quarter of 2025 and $50.6 billion in inflows over the last twelve months as of June 30, 2025, continuing the momentum on the first quarter amidst a period of significant market uncertainty.
Recent Developments
Dividends
In July 2025, our Board of Directors declared a quarterly dividend of $0.35 per share to common stockholders of record at the close of business on August 18, 2025, payable on August 28, 2025.

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

We account for our investments in NGP under the equity method of accounting. Our investments in NGP include the equity interests in NGP Management and the general partners of certain carry funds advised by NGP. Following the restructuring of the terms of our strategic investment in NGP (the “Restructuring”), our equity interests in NGP Management entitle us to an allocation of income equal to 55.0% of the management fee related revenues earned by NGP Management for existing funds, and up to 55.0% for all NGP funds that held an initial closing after December 31, 2024, including all management fees being retained by NGP for the years 2025 through 2028 on such future NGP funds. Our investment in the general partners of the NGP Carry Funds entitle us to up to 47.5% of the performance allocations received from NGP fund general partners. For further information regarding our strategic investments in NGP and the Restructuring, refer to Note 4,
Investments, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
We record investment income (loss) for our equity income allocation from NGP management fee related revenues and our share of any allocated expenses from NGP Management, as well as expenses associated with the compensatory elements of the strategic investment and any impairment charges. We also record our equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in our condensed consolidated statements of operations. We do not control or manage NGP. Moreover, we do not operate NGP’s business, have representation on NGP’s board or serve as an investment advisor to any investment fund sponsored by NGP, nor do we direct the operations of any of NGP’s portfolio companies. While we have consent rights over certain major actions by
NGP outside of the ordinary course of NGP’s business (including, for example, consent rights over items such as amendments to the organizational documents of the entity in which we are invested, changes to the management fee streams earned by NGP under its fund agreements, or the incurrence of certain debt by NGP and other similar items), we have no voting rights or consent rights on any NGP investment committee that selects investments to be made by NGP funds.
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

The chart below presents Fee-earning AUM by segment at each period, in billions.
The table below details Fee-earning AUM by its respective components at each period.

	As of June 30,
	2025	2024
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments	$70,434	$69,255
Fee-earning AUM based on invested capital	80,609	72,683
Fee-earning AUM based on collateral balances, at par	45,062	48,200
Fee-earning AUM based on net asset value	26,221	20,688
Fee-earning AUM based on fair value and other	102,375	96,519
Balance, End of Period(1)	$324,701	$307,345
(1)Ending balances as of June 30, 2025 and 2024 exclude $17.6 billion and $18.3 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$313,843	$304,225	$304,358	$307,418
Inflows(1)	18,038	10,236	29,904	15,900
Outflows (including realizations)(2)	(10,805)	(7,142)	(16,411)	(13,453)
Market Activity & Other(3)	209	398	1,639	(949)
Foreign Exchange(4)	3,416	(372)	5,211	(1,571)
Balance, End of Period	$324,701	$307,345	$324,701	$307,345

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

The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$452,608	$441,020
Inflows(1)	13,443	27,612
Outflows (including realizations)(2)	(10,522)	(20,015)
Market Activity & Other(3)	3,820	7,868
Foreign Exchange(4)	5,253	8,117
Balance, End of Period	$464,602	$464,602
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
Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) Carlyle Tactical Private Credit Fund (“CTAC”), (e) our closed-end tender offer Carlyle AlpInvest
Private Markets (“CAPM”) funds, and (f) certain other structured credit products. As of June 30, 2025, our total AUM and Fee-
earning AUM included $104.5 billion and $101.0 billion, respectively, of Perpetual Capital.
Performance Fee Eligible AUM. “Performance Fee Eligible AUM” represents the AUM of funds for which we are entitled to receive performance allocations, inclusive of the fair value of investments in those funds (which we refer to as
“Performance Fee Eligible Fair Value”) and their Available Capital. Performance Fee Eligible Fair Value is “Performance Fee-
Generating” when the associated fund has achieved the specified investment returns required under the terms of the fund’s agreement and is accruing performance revenue as of the quarter-end reporting date. Funds whose performance allocations are treated as fee related performance revenues are excluded from these metrics. As of June 30, 2025, our total AUM included
$236.7 billion of Performance Fee Eligible AUM.

Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our condensed consolidated financial statements. As of June 30, 2025, our Consolidated Funds represent approximately 2% of our
AUM; 1% of our management fees for both the three and six months ended June 30, 2025; and 2% of our total investment income or loss on an unconsolidated basis for both the three and six months ended June 30, 2025.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise. As of June 30, 2025, the assets and liabilities of the Consolidated Funds were primarily related to our consolidated CLOs, which held approximately $9.2 billion of total assets. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of the Consolidated Funds are non-recourse to us.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three and six months ended June 30, 2025 and 2024. The condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment income (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Revenues
Fund management fees	$620.4	$534.4	$86.0	16%	$1,206.5	$1,058.0	$148.5	14%
Incentive fees	40.5	31.3	9.2	29%	83.7	57.5	26.2	46%
Investment income
Performance allocations	638.8	198.2	440.6	222%	861.7	41.2	820.5	NM
Principal investment income (loss)	55.2	88.1	(32.9)	(37)%	(7.9)	161.2	(169.1)	NM
Total investment income	694.0	286.3	407.7	142%	853.8	202.4	651.4	NM
Interest and other income	55.0	52.1	2.9	6%	105.6	109.7	(4.1)	(4)%
Interest and other income of Consolidated Funds	163.0	165.6	(2.6)	(2)%	296.4	330.5	(34.1)	(10)%
Total revenues	1,572.9	1,069.7	503.2	47%	2,546.0	1,758.1	787.9	45%
Expenses
Compensation and benefits
Cash-based compensation and benefits	238.4	206.3	32.1	16%	456.8	428.2	28.6	7%
Equity-based compensation	92.9	125.2	(32.3)	(26)%	196.4	233.5	(37.1)	(16)%
Performance allocations and incentive fee related compensation	443.6	144.2	299.4	208%	615.0	71.4	543.6	NM
Total compensation and benefits	774.9	475.7	299.2	63%	1,268.2	733.1	535.1	73%
General, administrative and other expenses	205.5	187.9	17.6	9%	379.1	335.6	43.5	13%
Interest	28.0	30.4	(2.4)	(8)%	55.8	61.2	(5.4)	(9)%
Interest and other expenses of Consolidated Funds	170.8	152.1	18.7	12%	284.3	276.7	7.6	3%
Other non-operating income	(0.1)	(0.3)	0.2	(67)%	(0.1)	(0.1)	—	—%
Total expenses	1,179.1	845.8	333.3	39%	1,987.3	1,406.5	580.8	41%
Other income (loss)
Net investment income (loss) of Consolidated Funds	46.8	(5.1)	51.9	NM	52.9	(12.1)	65.0	NM
Income before provision for income taxes	440.6	218.8	221.8	101%	611.6	339.5	272.1	80%
Provision for income taxes	112.5	69.5	43.0	62%	124.9	91.4	33.5	37%
Net income	328.1	149.3	178.8	120%	486.7	248.1	238.6	96%
Net income attributable to non- controlling interests in consolidated entities	8.4	1.1	7.3	NM	37.0	34.3	2.7	8%
Net income attributable to The Carlyle Group Inc. Common Stockholders	$319.7	$148.2	$171.5	116%	$449.7	$213.8	$235.9	110%
NM - Not meaningful

Revenues
Fund management fees. Fund management fees increased $86.0 million, or 16%, for the three months ended June 30,
2025, as compared to the three months ended June 30, 2024, and increased $148.5 million, or 14.0%, for the six months ended
June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025 v. 2024
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds which charge fees based on commitments and the impact of incremental fundraising in funds which activated fees in a prior period	$68.3	$111.3
Lower management fees resulting from the change in basis from commitments to invested capital and step-downs in rate for certain funds, and the impact of net investment activity in funds whose management fees are based on invested capital, including the impact of changes in the base under the strategic advisory services agreement with Fortitude	(32.9)	(74.0)
Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	18.1	30.5
Higher transaction and portfolio advisory fees	19.6	72.5
All other changes(1)	12.9	8.2
Total increase in Fund management fees(2)	$86.0	$148.5
(1)The three and six months ended June 30, 2025 included approximately $19 million of aviation catch-up subordinated management fees.
(2)Total increase in Fund management fees does not include our equity income allocation from NGP management fee related revenues. We do not control
NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP. Therefore, Fund management fees associated with NGP are included in Principal investment income (loss) in our U.S. GAAP results.
No fund generated over 10% of total fund management fees in any of the periods presented. Over the last twelve months ended June 30, 2025, Fee-earning assets under management in our Carlyle AlpInvest and Global Credit segments grew 24%
and 5%, respectively, while Global Private Equity decreased 1%. As a result, Fund management fees increased in Carlyle
AlpInvest and Global Credit, while Global Private Equity decreased, which was due in part to smaller buyout fund sizes in our corporate private equity strategy and step-downs in rate or basis, partially offset by the activation of fees in certain products in our Global Private Equity segment.
Fund management fees included transaction and portfolio advisory fees, net of rebate offsets, of $45.8 million and
$26.2 million for the three months ended June 30, 2025 and 2024, respectively, and $122.5 million and $50.0 million for the six months ended June 30, 2025 and 2024, respectively. These fees primarily comprise capital markets fees generated by Carlyle
Global Capital Markets. Nearly one-third of the fees earned during the six months ended June 30, 2025 related to the acquisition of a healthcare investment across our U.S., Europe, and Asia buyout funds in the first quarter. The recognition of portfolio advisory fees, transactions fees, and capital markets fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. See “—Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.

Investment income. Investment income increased $407.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, and increased $651.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The components of Investment income are included in the following table:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Performance allocations	$638.8	$198.2	$440.6	222%	$861.7	$41.2	$820.5	NM
Principal investment income (loss):
Investment income (loss) from NGP, which includes performance allocations	34.8	19.1	15.7	82%	(72.4)	50.5	(122.9)	NM
Investment income (loss) from our carry funds:
Global Private Equity	7.9	16.5	(8.6)	(52)%	19.4	13.8	5.6	41%
Global Credit	(0.9)	0.2	(1.1)	NM	(0.1)	8.7	(8.8)	NM
Carlyle AlpInvest	12.7	(0.3)	13.0	NM	26.5	6.8	19.7	290%
Investment income (loss) from our CLOs	(6.7)	15.6	(22.3)	NM	(7.5)	29.0	(36.5)	NM
Investment income from Carlyle FRL	1.5	10.8	(9.3)	(86)%	15.4	9.6	5.8	60%
Investment income (loss) from our other Global Credit products	(1.7)	16.4	(18.1)	NM	4.7	28.9	(24.2)	(84)%
Investment income on foreign currency hedges	2.4	2.1	0.3	14%	1.6	4.9	(3.3)	(67)%
All other investment income	5.2	7.7	(2.5)	(32)%	4.5	9.0	(4.5)	(50)%
Total Principal investment income (loss)	55.2	88.1	(32.9)	(37)%	(7.9)	161.2	(169.1)	NM
Total Investment income	$694.0	$286.3	$407.7	142%	$853.8	$202.4	$651.4	NM
Performance allocations. Performance allocations by segment for the three and six months ended June 30, 2025 and 2024 comprised the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Global Private Equity	$476.9	$185.0	$291.9	158%	$561.9	$(178.5)	$740.4	NM
Global Credit	50.8	46.2	4.6	10%	129.8	111.3	18.5	17%
Carlyle AlpInvest	111.1	(33.0)	144.1	NM	170.0	108.4	61.6	57%
Total performance allocations	$638.8	$198.2	$440.6	222%	$861.7	$41.2	$820.5	NM
Performance allocations for the three and six months ended June 30, 2025 included the following:
•In the Global Private Equity segment, for the three months ended June 30, 2025, Performance allocation accruals were primarily driven by appreciation in CAP V, CP VII, and CP VIII. For the six months ended June 30, 2025,
Performance allocation accruals were primarily driven by appreciation in CP VII and CP VIII.
•In the Global Credit segment, for the three and six months ended June 30, 2025, Performance allocation accruals were primarily driven by appreciation in SASOF V and CCOF II.
•In the Carlyle AlpInvest segment, for the three and six months ended June 30, 2025, Performance allocation accruals were primarily driven by appreciation in our secondaries & portfolio finance and co-investment funds.

Performance allocations for the three and six months ended June 30, 2024 included the following:
•In the Global Private Equity segment, for the three months ended June 30, 2024, performance allocation accruals driven by appreciation in our CP VII, CAP IV, and infrastructure & natural resources funds were partially offset by the reversal of performance allocations in CP VI due to depreciation in the portfolio. For the six months ended June
30, 2024, reversals of performance allocations were largely driven by CP VI due to portfolio depreciation, CP VII due to preferred returns outpacing carry fund portfolio appreciation, and CEP V due to the impact of preferred returns. These reversals were partially offset by performance allocation accruals in our infrastructure & natural resources funds.
•In the Global Credit segment, performance allocation accruals in both the three and six months ended June 30, 2024 were primarily driven by appreciation in our opportunistic credit and certain aviation funds.
•In the Carlyle AlpInvest segment, for the three months ended June 30, 2024, reversals of performance allocations in our secondaries & portfolio finance strategy driven by portfolio depreciation were partially offset by performance allocation accruals in our co-investment strategy. For the six months ended June 30, 2024, performance allocation accruals were primarily driven by our secondaries & portfolio finance and co-investment strategies.
See “—Trends Affecting Our Business” for further discussion on the macroeconomic, geopolitical and industry landscape and our investment activity.

Principal investment income (loss). The decrease in Principal investment income (loss) for the three months ended June
30, 2025 compared to the three months ended June 30, 2024 was primarily attributable to unrealized investment losses from our
Europe and U.S. CLOs, and unrealized investment losses from our other Global Credit products, driven by our BDCs. These were partially offset by an increase in unrealized investment income from NGP, driven by appreciation in certain NGP Carry funds.
The decrease in Principal investment income (loss) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily attributable to an impairment charge of $92.5 million and a $38.0 million reduction in NGP accrued carry, both related to the restructuring of the terms of our strategic investment in NGP (see Note 4, Investments, for more information), and to a lesser extent, unrealized investment losses from our Europe and U.S. CLOs, and unrealized investment losses from our other Global Credit products, driven by our BDCs.
Expenses
Compensation and benefits. Total compensation and benefits increased $299.2 million for the three months ended June
30, 2025, as compared to the three months ended June 30, 2024, and increased $535.1 million for the six months ended June 30,
2025, as compared to the six months ended June 30, 2024. The increases for the three and six months ended June 30, 2025 relative to the comparable prior year periods are primarily attributable to:
•an increase in Performance allocations and incentive fee related compensation of $299.4 million and $543.6 million, respectively, primarily driven by an increase in Performance allocations, on which Performance allocations and incentive fee related compensation is based;
•an increase in Cash-based compensation and benefits of $32.1 million and $28.6 million, respectively, primarily driven by an increase in annual bonus accruals and higher headcount;
•partially offset by a decrease in Equity-based compensation of $32.3 million and $37.1 million, respectively, primarily driven by lower amortization on performance-based stock awards, partially offset by additional equity awards granted in February 2025.
General, administrative and other expenses. General, administrative and other expenses increased $17.6 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and increased $43.5 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily driven by an increase in foreign currency movement, reflecting a foreign exchange loss for the three and six months ended June 30, 2025 compared to a foreign exchange gain for the three and six months ended June 30, 2024 related to the weakening of the U.S. dollar relative to EUR and
GBP. Foreign exchange loss for the three and six months ended June 30, 2025 was primarily attributable to Performance allocations earned by certain EUR-denominated funds that hold USD investments. The increase for the six months ended June
30, 2025 also included an increase in costs for funds in fundraising and operating costs related to certain funds. These increases were partially offset by the impact of an increase in liabilities for litigation-related contingencies, regulatory examination and inquiries, and other matters during the three and six months ended June 30, 2024.
Interest and other expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $18.7 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and increased $7.6 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to an increase in the number of consolidated CLOs and higher interest expense. The CLOs incur interest expense on their loans payable and incur other expenses consisting of trustee fees, rating agency fees, and professional fees. Substantially all interest and other income of our CLOs together with interest expense of our CLOs and net investment gains (losses) of Consolidated
Funds is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company.

Net investment income (loss) of Consolidated Funds. The table below summarizes the components of Net investment income (loss) of Consolidated Funds, including our consolidated CLOs and certain other funds:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Realized losses	$(24.5)	$(23.4)	$(1.1)	5%	$(24.9)	$(44.6)	$19.7	(44)%
Net change in unrealized gains	29.1	23.6	5.5	23%	36.5	127.5	(91.0)	(71)%
Total gains	4.6	0.2	4.4	NM	11.6	82.9	(71.3)	(86)%
Gains (losses) from liabilities of CLOs	42.2	(5.4)	47.6	NM	41.3	(95.1)	136.4	NM
Total net investment income (loss) of Consolidated Funds	$46.8	$(5.1)	$51.9	NM	$52.9	$(12.1)	$65.0	NM
Provision for income taxes. The Company’s provision for income taxes was $112.5 million and $69.5 million for the three months ended June 30, 2025 and 2024, respectively, and $124.9 million and $91.4 million for the six months ended June
30, 2025 and 2024, respectively. The Company’s effective tax rate was approximately 26% and 32% for the three months ended
June 30, 2025 and 2024, respectively, and 20% and 27% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate for the three months ended June 30, 2025 and 2024 primarily comprised the 21% U.S. federal corporate income tax rate, the impact of U.S. state and foreign income taxes, and disallowed executive compensation, offset by non-
controlling interest. The effective tax rate for the three months ended June 30, 2024 also includes an increase related to other non-deductible expenses. The effective tax rate for the six months ended June 30, 2025 and 2024 primarily comprised the 21%
U.S. federal corporate income tax rate, the impact of U.S. state and foreign income taxes, and disallowed executive compensation, primarily offset by equity-based compensation deductions and non-controlling interest. The effective tax rate for the six months ended June 30, 2024 also includes an increase related to other non-deductible expenses.
As of June 30, 2025 and December 31, 2024, the Company had federal, state, local and foreign taxes payable of
$90.2 million and $46.2 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
Net income attributable to non-controlling interests in consolidated entities. Net income attributable to non-controlling interests in consolidated entities was $8.4 million for the three months ended June 30, 2025, as compared to $1.1 million for the three months ended June 30, 2024, and $37.0 million for the six months ended June 30, 2025, as compared to $34.3 million for the six months ended June 30, 2024. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related fund’s limited partners or CLO investors, as well as net earnings from our insurance solutions business and certain other products that are allocated to certain third-party investors. These amounts also reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions. The net income (loss) of our Consolidated Funds, after eliminations, was $13.9 million and $(4.3) million for the three months ended June 30, 2025 and 2024, respectively, and $21.9 million and $8.4 million for the six months ended June 30, 2025 and 2024, respectively.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These Non-GAAP financial measures are presented for the three and six months ended June 30, 2025 and 2024. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with the Conversion, impairment charges associated with lease right-of-use assets, gains or losses from retirement of debt, charges associated with contract terminations and employee severance, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

The following table shows our total segment DE and FRE for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Total Segment Revenues	$984.0	$788.9	$2,027.2	$1,811.9
Total Segment Expenses	553.0	445.7	1,140.8	1,037.4
(=) Distributable Earnings	$431.0	$343.2	$886.4	$774.5
(-) Realized Net Performance Revenues	87.7	55.7	215.1	197.7
(-) Realized Principal Investment Income	33.5	26.6	63.5	60.3
(+) Net Interest	13.5	12.1	26.1	22.8
(=) Fee Related Earnings	$323.3	$273.0	$633.9	$539.3
The following table sets forth our total segment revenues for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$589.6	$525.5	$1,115.1	$1,041.1
Portfolio advisory and transaction fees, net and other	47.9	28.9	125.8	55.6
Fee related performance revenues	38.7	33.1	78.2	62.2
Total fund level fee revenues	676.2	587.5	1,319.1	1,158.9
Realized performance revenues	259.8	156.5	614.9	554.3
Realized principal investment income	33.5	26.6	63.5	60.3
Interest income	14.5	18.3	29.7	38.4
Total Segment Revenues	$984.0	$788.9	$2,027.2	$1,811.9
The following table sets forth our total segment expenses for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$233.8	$205.3	$457.8	$419.6
Realized performance revenue related compensation	172.1	100.8	399.8	356.6
Total compensation and benefits	405.9	306.1	857.6	776.2
General, administrative, and other indirect expenses	106.3	97.9	201.9	177.6
Depreciation and amortization expense	12.8	11.3	25.5	22.4
Interest expense	28.0	30.4	55.8	61.2
Total Segment Expenses	$553.0	$445.7	$1,140.8	$1,037.4

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable
Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to
Distributable Earnings and to Fee Related Earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Income (loss) before provision for income taxes	$440.6	$218.8	$611.6	$339.5
Adjustments:
Net unrealized performance and fee related performance revenues	(124.3)	(15.2)	(34.3)	178.0
Unrealized principal investment (income) loss	(25.5)	(48.1)	(42.5)	(52.5)
Equity-based compensation(1)	96.4	127.4	201.1	238.4
Acquisition or disposition-related charges, including amortization of intangibles and impairment	48.3	33.3	170.5	66.1
Tax (expense) benefit associated with certain foreign performance revenues	(0.1)	(0.2)	(0.1)	(1.2)
Net (income) loss attributable to non-controlling interests in consolidated entities	(8.4)	(1.1)	(37.0)	(34.3)
Other adjustments(2)	4.0	28.3	17.1	40.5
(=) Distributable Earnings	$431.0	$343.2	$886.4	$774.5
(-) Realized net performance revenues, net of related compensation(3)	87.7	55.7	215.1	197.7
(-) Realized principal investment income(3)	33.5	26.6	63.5	60.3
(+) Net interest	13.5	12.1	26.1	22.8
(=) Fee Related Earnings	$323.3	$273.0	$633.9	$539.3
(1)Equity-based compensation for the three and six months ended June 30, 2025 and 2024 includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.

(3)  See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2025
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$638.8	$(379.0)	$259.8
Performance revenues related compensation expense	443.6	(271.5)	172.1
Net performance revenues	$195.2	$(107.5)	$87.7

Principal investment income (loss)	$55.2	$(21.7)	$33.5

	Six Months Ended June 30, 2025
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$861.7	$(246.8)	$614.9
Performance revenues related compensation expense	615.0	(215.2)	399.8
Net performance revenues	$246.7	$(31.6)	$215.1

Principal investment income (loss)	$(7.9)	$71.4	$63.5

	Three Months Ended June 30, 2024
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$198.2	$(41.7)	$156.5
Performance revenues related compensation expense	144.2	(43.4)	100.8
Net performance revenues	$54.0	$1.7	$55.7

Principal investment income (loss)	$88.1	$(61.5)	$26.6

	Six Months Ended June 30, 2024
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$41.2	$513.1	$554.3
Performance revenues related compensation expense	71.4	285.2	356.6
Net performance revenues	$(30.2)	$227.9	$197.7

Principal investment income (loss)	$161.2	$(100.9)	$60.3
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
appropriate operating captions for the Non-GAAP results, and the exclusion of charges associated with the investment in NGP
Management and its affiliates that are excluded from the Non-GAAP results.

Distributable Earnings for our reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Global Private Equity	$231.9	$199.1	$497.5	$512.2
Global Credit	120.9	99.8	231.4	181.9
Carlyle AlpInvest	78.2	44.3	157.5	80.4
Distributable Earnings	$431.0	$343.2	$886.4	$774.5
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
basis due to the exclusion of fund expenses that are paid by the Consolidated Funds.

Global Private Equity
The following table presents our results of operations for our Global Private Equity(1) segment:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$302.4	$305.2	$(2.8)	(1)%	$585.4	$609.8	$(24.4)	(4)%
Portfolio advisory and transaction fees, net and other	6.9	3.8	3.1	82%	21.4	10.9	10.5	96%
Fee related performance revenues	—	3.2	(3.2)	(100)%	—	6.9	(6.9)	(100)%
Total fund level fee revenues	309.3	312.2	(2.9)	(1)%	606.8	627.6	(20.8)	(3)%
Realized performance revenues	244.7	129.7	115.0	89%	561.8	503.5	58.3	12%
Realized principal investment income	12.4	6.8	5.6	82%	27.5	25.7	1.8	7%
Interest income	5.5	6.5	(1.0)	(15)%	11.5	14.1	(2.6)	(18)%
Total revenues	571.9	455.2	116.7	26%	1,207.6	1,170.9	36.7	3%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	108.4	103.9	4.5	4%	209.1	213.2	(4.1)	(2)%
Realized performance revenues related compensation	160.9	81.4	79.5	98%	361.3	315.7	45.6	14%
Total compensation and benefits	269.3	185.3	84.0	45%	570.4	528.9	41.5	8%
General, administrative, and other indirect expenses(1)	50.3	50.2	0.1	—%	99.0	88.8	10.2	11%
Depreciation and amortization expense	7.0	6.5	0.5	8%	13.9	12.9	1.0	8%
Interest expense	13.4	14.1	(0.7)	(5)%	26.8	28.1	(1.3)	(5)%
Total expenses	340.0	256.1	83.9	33%	710.1	658.7	51.4	8%
(=) Distributable Earnings	$231.9	$199.1	$32.8	16%	$497.5	$512.2	$(14.7)	(3)%
(-) Realized Net Performance Revenues	83.8	48.3	35.5	73%	200.5	187.8	12.7	7%
(-) Realized Principal Investment Income	12.4	6.8	5.6	82%	27.5	25.7	1.8	7%
(+) Net Interest	7.9	7.6	0.3	4%	15.3	14.0	1.3	9%
(=) Fee Related Earnings	$143.6	$151.6	$(8.0)	(5)%	$284.8	$312.7	$(27.9)	(9)%
(1)For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions.

Distributable Earnings
Distributable Earnings increased $32.8 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and decreased $14.7 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025 v. 2024
	(Dollars in millions)
Distributable Earnings, June 30, 2024	$199.1	$512.2
Increases (decreases):
Decrease in fee related earnings	(8.0)	(27.9)
Increase in realized net performance revenues	35.5	12.7
Increase in realized principal investment income	5.6	1.8
Increase in net interest	(0.3)	(1.3)
Total increase (decrease)	32.8	(14.7)
Distributable Earnings, June 30, 2025	$231.9	$497.5
Realized Net Performance Revenues. Realized net performance revenues increased $35.5 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and increased $12.7 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Realized net performance revenues for the three months ended June 30, 2025 were primarily attributable to realizations in NGP XI and, to a lesser extent, CAP IV and CP VI.
Realized net performance revenues for the six months ended June 30, 2025 were primarily attributable to realizations in CPP II,
NGP XI, and CAP IV. Realized net performance revenues for the three and six months ended June 30, 2024 were primarily attributable to realizations in CIEP I and CP VI. Additionally, the six months ended June 30, 2024 were impacted by realizations in CAP IV. A slower pace of investment exit activity in funds of a vintage that are realizing carry may reduce our realized net performance revenues in the coming quarters.
Fee Related Earnings
Fee Related Earnings decreased $8.0 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and decreased $27.9 million for the six months ended June 30, 2025, as compared to the six months ended
June 30, 2024. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025 v. 2024
	(Dollars in millions)
Fee Related Earnings, June 30, 2024	$151.6	$312.7
Increases (decreases):
Decrease in fee revenues	(2.9)	(20.8)
(Increase) decrease in cash-based compensation and benefits	(4.5)	4.1
Increase in general, administrative and other indirect expenses	(0.1)	(10.2)
All other changes	(0.5)	(1.0)
Total decrease	(8.0)	(27.9)
Fee Related Earnings, June 30, 2025	$143.6	$284.8

Fee Revenues. Total fee revenues decreased $2.9 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and decreased $20.8 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025 v. 2024
	(Dollars in millions)
Lower fund management fees	$(2.8)	$(24.4)
Higher portfolio advisory and transaction fees, net and other	3.1	10.5
Lower fee related performance revenues	(3.2)	(6.9)
Total decrease in fee revenues	$(2.9)	$(20.8)
The decrease in fund management fees for the six months ended June 30, 2025 as compared to the six months ended June
30, 2024 was primarily due to step-downs in management fee basis on CEP V and CRP IX in the fourth quarter of 2024, as well as net investment realizations in funds on which management fees are based on invested capital. These were partially offset by the activation of fees in CJP V, which turned on fees in the fourth quarter of 2024, as well as CRP X, which turned on fees on
April 1, 2025. The impact of smaller buyout funds in our corporate private equity strategy is resulting in, and may continue to result in, lower fund management fees relative to prior periods.
The increase in portfolio advisory and transaction fees, net and other for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily due to an increase in transaction fees. Transaction fees are primarily generated by investment activity within our funds, and are therefore impacted by our investment pace. See “—
Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $0.1 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and increased $10.2 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase for the six months ended June 30, 2025 was primarily due to an increase in costs related to funds in fundraising as well as a lower reversal of value-added tax expense in Asia. This was partially offset by foreign exchange gains for the six months ended June 30, 2025 compared to foreign exchange loss for the six months ended June 30, 2024.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2025	2024
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$42,297	$47,522
Fee-earning AUM based on invested capital	49,703	45,361
Fee-earning AUM based on net asset value	7,364	7,166
Fee-earning AUM based on lower of cost or fair value	2,966	3,613
Total Fee-earning AUM	$102,330	$103,662

Annualized Management Fee Rate(2)	1.16%	1.16%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Global Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$98,711	$104,024	$98,033	$106,651
Inflows(1)	9,169	2,965	10,666	3,684
Outflows (including realizations)(2)	(6,539)	(3,254)	(8,016)	(5,870)
Market Activity & Other(3)	(208)	116	(258)	(108)
Foreign Exchange(4)	1,197	(189)	1,905	(695)
Balance, End of Period	$102,330	$103,662	$102,330	$103,662
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
period end.
Fee-earning AUM of $102.3 billion at June 30, 2025 increased 4% from $98.7 billion at March 31, 2025. The net increase was due to:
•Inflows of $9.2 billion, primarily driven by the activation of management fees in our tenth U.S. opportunistic real estate fund; and
•Positive foreign exchange activity of $1.2 billion reflecting the translation of our EUR- and JPY-denominated funds to USD.
Offsetting these increases were:
•Outflows of $6.5 billion, driven by the expiration of fees in CP VI during the period, a fee basis step-down in CIEP
II, and realizations in funds that charge fees on invested capital.
Fee-earning AUM of $102.3 billion at June 30, 2025 increased 4% from $98.0 billion at December 31, 2024. The net increase was due to:
•Inflows of $10.7 billion, which included the activation of management fees in our tenth U.S. opportunistic real estate fund, additional fee-paying capital raised in CAP VI, and investments in our Asia buyout and Europe buyout funds which charge fees on invested capital; and
•Positive foreign exchange activity of $1.9 billion reflecting the translation of our EUR- and JPY-denominated funds to USD.
Offsetting these increases were:
•Outflows of $8.0 billion, which included realizations in funds that charge fees on invested capital, notably in our
Europe buyout, U.S. buyout, and U.S. real estate funds, as well as the expiration of fees in CP VI during the period, and a fee basis step-down in CIEP II.
Fee-earning AUM of $102.3 billion at June 30, 2025 decreased 1% from $103.7 billion at June 30, 2024. The net decrease was due to:

•Outflows of $17.1 billion driven by realizations in funds that charge fees on invested capital, fee basis step-downs in
CRP IX, CEP V, and CIEP II, and the expiration of fees in CP VI during the period.
Offsetting these decreases were:
•Inflows of $14.7 billion primarily from the activation of fees in CRP X and CJP V, additional fee-paying capital raised in CAP VI, and investments in funds which charge fees on invested capital; and
•Positive foreign exchange activity of $1.4 billions reflecting the translation of our EUR- and JPY-denominated funds to USD.
Total AUM
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$164,210	$163,533
Inflows(1)	2,843	5,556
Outflows (including realizations)(2)	(4,971)	(9,650)
Market Activity & Other(3)	1,021	2,479
Foreign Exchange(4)	1,954	3,139
Balance, End of Period	$165,057	$165,057
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
period end.
Total AUM was $165.1 billion at June 30, 2025, an increase of 1% from $164.2 billion at March 31, 2025. The net increase was due to:
•Inflows of $2.8 billion, which included new capital raised in CRP X, CPI, and ACCD 3;
•Positive foreign exchange activity of $2.0 billion reflecting the translation of our EUR- and JPY-denominated funds to USD; and
•Market appreciation of $1.0 billion driven by appreciation in CP VII ($0.6 billion), CAP V ($0.5 billion), and CP
VIII ($0.4 billion), partially offset by depreciation in CEP V ($0.7 billion).
Offsetting these increases were:
•Outflows of $5.0 billion driven by realizations in our U.S. buyout and Asia buyout funds, as well as the NGP Energy funds.
Total AUM was $165.1 billion at June 30, 2025, an increase of 1% from $163.5 billion at December 31, 2024. The net increase was due to:
•Inflows of $5.6 billion, which included new capital raised in CRP X, NGP RP III, CPI, and CAP VI;

•Positive foreign exchange activity of $3.1 billion, which reflected the translation of our EUR- and JPY-denominated funds to USD; and
•Market appreciation of $2.5 billion driven by appreciation in CP VII ($1.3 billion), CP VIII ($0.6 billion), CGP II
($0.3 billion), and the NGP Energy funds ($0.6 billion), partially offset by depreciation in CEP V ($0.8 billion).
Offsetting these increases were:
•Outflows of $9.7 billion driven by distributions across the segment, notably in our U.S. buyout, power, Asia buyout, and international energy funds, as well as the NGP Energy funds.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of June 30, 2025, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc.
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

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(12)
				As of June 30, 2025						As of June 30, 2025
Fund (Fee Initiation Date/Step-down Date)(1)	Committed Capital(2)	Cumulative Invested Capital(3)	Percent Invested	Realized Value(4)	Remaining Fair Value(5)	MOIC (6)	Gross IRR (7)(8)	Net IRR (8)(9)	Net Accrued Carry/ (Giveback) (10)	Total Fair Value(11)	MOIC (6)	Gross IRR (7)(8)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,797	$10,389	70%	$1,684	$12,589	1.4x	21%	10%	$148	$2,088	1.6x	58%
CP VII (May 2018 / Oct 2021)	$18,510	$17,787	96%	$7,206	$22,231	1.7x	12%	8%	$658	$6,965	1.6x	12%
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$25,560	$3,089	2.2x	18%	13%	$127	$26,313	2.5x	22%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$28,117	$449	2.2x	18%	14%	$31	$28,134	2.3x	20%
CEP V (Oct 2018 / Oct 2024)	€6,416	€6,079	95%	€1,628	€4,918	1.1x	1%	Neg	$—	€543	0.8x	Neg
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,968	108%	€6,197	€1,315	1.9x	16%	11%	$57	€6,250	2.1x	20%
CEP III (Jul 2007 / Dec 2013)	€5,295	€5,177	98%	€11,730	€19	2.3x	19%	14%	$2	€11,749	2.3x	19%
CAP VI (Jun 2024 / Jun 2030)	$2,852	$—	—%	$—	$—	n/a	n/a	n/a	$—	n/a	n/a	n/a
CAP V (Jun 2018 / Jun 2024)	$6,554	$6,875	105%	$2,758	$7,123	1.4x	15%	8%	$104	$2,136	1.3x	23%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,146	107%	$8,667	$301	2.2x	18%	13%	$18	$8,704	2.4x	21%
CJP V (Nov 2024 / Nov 2030)	¥434,325	¥—	—%	¥—	¥—	n/a	n/a	n/a	$—	n/a	n/a	n/a
CJP IV (Oct 2020 / Nov 2024)	¥258,000	¥234,357	91%	¥144,666	¥272,773	1.8x	35%	23%	$74	¥173,942	3.3x	63%
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥262,826	¥18,580	3.1x	25%	18%	$10	¥271,686	3.2x	26%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$972	97%	$530	$1,707	2.3x	23%	17%	$76	$1,038	4.2x	35%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,961	$609	2.7x	26%	19%	$35	$1,956	2.4x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,283	$568	44%	$—	$676	1.2x	NM	NM	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,368	99%	$4,106	$1,422	2.3x	21%	15%	$71	$4,670	2.5x	23%
CETP V (Mar 2022 / Jun 2028)	€3,180	€1,393	44%	€—	€1,573	1.1x	NM	NM	$—	n/a	n/a	n/a
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,200	89%	€1,344	€1,423	2.3x	31%	22%	$60	€1,344	4.4x	74%
CETP III (Jul 2014 / Jul 2019)	€657	€610	93%	€1,752	€353	3.5x	41%	28%	$22	€1,756	3.8x	45%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$195	$1,661	1.9x	22%	17%	$34	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,235	90%	$1,581	$2,773	1.3x	5%	4%	$20	$1,802	2.3x	16%
All Other Active Funds & Vehicles(13)		$20,543	n/a	$15,421	$16,908	1.6x	12%	10%	$49	$15,402	2.0x	19%
Fully Realized Funds & Vehicles(14)(15)		$35,609	n/a	$81,770	$2	2.3x	28%	20%	$2	$81,772	2.3x	28%
TOTAL CORPORATE PRIVATE EQUITY(16)		$154,724	n/a	$209,023	$84,854	1.9x	25%	17%	$1,599	$209,523	2.3x	26%

Real Estate
CRP X (Apr 2025 / Jul 2030)	$8,920	$181	2%	$—	$169	0.9x	NM	NM	$—	n/a	n/a	n/a
CRP IX (Oct 2021 / Dec 2024)	$7,987	$5,819	73%	$284	$6,611	1.2x	15%	4%	$—	$272	1.4x	22%
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$5,169	94%	$5,468	$3,587	1.8x	33%	19%	$96	$5,427	2.1x	52%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,820	92%	$5,092	$1,197	1.6x	17%	10%	$10	$5,063	1.7x	20%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,155	92%	$3,815	$118	1.8x	27%	17%	$4	$3,748	1.9x	28%
CPI (May 2016 / n/a)	$8,194	$8,474	103%	$3,313	$7,666	1.3x	11%	9%	n/a*	$2,132	1.7x	12%
All Other Active Funds & Vehicles(17)		$2,578	n/a	$481	$2,483	1.1x	9%	6%	$5	$329	1.5x	22%
Fully Realized Funds & Vehicles(15)(18)		$14,292	n/a	$21,635	$14	1.5x	9%	5%	$—	$21,649	1.5x	10%
TOTAL REAL ESTATE(16)		$42,488	n/a	$40,088	$21,844	1.5x	12%	7%	$115	$38,620	1.6x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,008	44%	$799	$1,060	1.8x	27%	12%	$35	$740	3.1x	NM**
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,470	99%	$3,289	$1,429	1.9x	15%	9%	$46	$3,738	2.2x	18%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$2,054	93%	$658	$2,779	1.7x	18%	11%	$76	$777	1.7x	16%
CRSEF II (Nov 2022 / Aug 2027)	$1,187	$471	40%	$—	$727	1.5x	NM	NM	$11	n/a	n/a	n/a
NGP XIII (Feb 2023 / Feb 2028)	$2,300	$452	20%	$31	$620	1.4x	NM	NM	$2	$63	3.1x	NM
NGP XII (Jul 2017 / Jul 2022)	$4,304	$3,634	84%	$4,513	$2,864	2.0x	21%	15%	$30	$4,180	2.9x	37%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$5,034	95%	$7,915	$1,872	1.9x	13%	10%	$64	$7,367	2.1x	21%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,448	$285	1.1x	3%	—%	$—	$3,262	1.2x	5%
All Other Active Funds & Vehicles(19)		$4,901	n/a	$3,120	$4,546	1.6x	15%	12%	$26	$2,799	2.2x	18%
Fully Realized Funds & Vehicles(15)(20)		$3,534	n/a	$5,573	$6	1.6x	8%	5%	$1	$5,579	1.6x	8%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES(16)		$26,907	n/a	$29,346	$16,187	1.7x	12%	8%	$291	$28,503	1.9x	14%

*Net accrued fee related performance revenues for CPI are excluded from Net Accrued Performance Revenues. These amounts will be reflected as fee related performance revenues when realized, and included in Fund level fee revenues in our segment results. There were no accrued fee related performance revenues for CPI as of June 30, 2025.
**The IRR is incalculable, which occurs in instances when a distribution occurs prior to a Limited Partner capital contribution due to the use of fund-level credit facilities.
(1)The fund step-down date represents the contractual step-down date under the respective fund agreements for funds on which the fee basis step-down has not yet occurred. Funds without a listed Fee Initiation Date and Step-down Date have not yet initiated fees.
(2)All amounts shown represent total capital commitments as of June 30, 2025. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.
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
(7)Gross Internal Rate of Return (“Gross IRR”) represents an annualized time-weighted return on Limited Partner invested capital, based on contributions, distributions and unrealized fair value as of the reporting date, before the impact of management fees, partnership expenses and carried interest. For fund vintages 2017 and after, Gross IRR includes the impact of interest expense related to the funding of investments on fund lines of credit. Gross IRR is calculated based on the timing of Limited Partner cash flows, which may differ to varying degrees from the timing of actual investment cash flows for the fund. Subtotal Gross IRR aggregations for multiple funds are calculated based on actual cash flow dates for each fund and represent a theoretical time-weighted return for a Limited Partner who invested sequentially in each fund.
(8)For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is considered meaningful but is negative as of reporting period end.
(9)Net Internal Rate of Return (“Net IRR”) represents an annualized time-weighted return on Limited Partner invested capital, based on contributions, distributions and unrealized fair value as of the reporting date, after the impact of all management fees, partnership expenses and carried interest, including current accruals. Net IRR is calculated based on the timing of Limited Partner cash flows, which may differ to varying degrees from the timing of actual investment cash flows for the fund. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended Net IRR that is below the preferred return hurdle for that fund. Subtotal Net IRR aggregations for multiple funds are calculated based on actual cash flow dates for each fund and represent a theoretical time-weighted return for a
Limited Partner who invested sequentially in each fund.
(10)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end.
(11)Represents all realized proceeds combined with remaining fair value, before management fees, expenses and carried interest.
(12)An investment is considered realized when the investment fund has completely exited, and ceases to own an interest in, the investment. An investment is considered partially realized when the total amount of proceeds received in respect of such investment, including dividends, interest or other distributions and/or return of capital, represents at least 85% of invested capital and such investment is not yet fully realized. Because part of our value creation strategy involves pursuing best exit alternatives, we believe information regarding Realized/Partially Realized MOIC and Gross IRR, when considered together with the other investment performance metrics presented, provides investors with meaningful information regarding our investment performance by removing the impact of investments where significant realization activity has not yet occurred. Realized/Partially Realized MOIC and Gross IRR have limitations as measures of investment performance and should not be considered in isolation. Such limitations include the fact that these measures do not include the performance of earlier stage and other investments that do not satisfy the criteria provided above. The exclusion of such investments will have a positive impact on Realized/Partially Realized MOIC and Gross IRR in instances when the MOIC and Gross IRR in respect of such investments are less than the aggregate MOIC and Gross
IRR. Our measurements of Realized/Partially Realized MOIC and Gross IRR may not be comparable to those of other companies that use similarly titled measures.

(13)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: MENA, CCI, CSSAF I, CPF I, CAP Growth I, CAP Growth II, CBPF II, CAGP
IV, ABV 8, ABV 9, ACCD 2 and CCD-CIF.
(14)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CP I, CP II, CP III, CP IV, CEP I, CEP II, CAP I, CAP II, CAP III,
CBPF I, CJP I, CJP II, CMG, CVP I, CVP II, CUSGF III, CGFSP I, CEVP I, CETP I, CETP II, CAVP I, CAVP II,
CAGP III, CEOF I, Mexico and CSABF.
(15)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.
(16)For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.
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
(19)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: NGP GAP, NGP RP I, NGP RP II, NGP RP III, NGP ETP IV, CPOCP, and
CRSEF.
(20)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CIP and CPP II.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$170.0	$140.8	$29.2	21%	$309.6	$277.7	$31.9	11%
Portfolio advisory and transaction fees, net and other	41.0	25.0	16.0	64%	104.4	44.6	59.8	134%
Fee related performance revenues	28.6	28.0	0.6	2%	57.4	52.2	5.2	10%
Total fund level fee revenues	239.6	193.8	45.8	24%	471.4	374.5	96.9	26%
Realized performance revenues	5.1	6.9	(1.8)	(26)%	18.4	7.5	10.9	145%
Realized principal investment income	12.0	19.2	(7.2)	(38)%	17.5	33.0	(15.5)	(47)%
Interest income	7.0	10.1	(3.1)	(31)%	14.0	20.8	(6.8)	(33)%
Total revenues	263.7	230.0	33.7	15%	521.3	435.8	85.5	20%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	88.2	74.0	14.2	19%	177.2	150.8	26.4	18%
Realized performance revenues related compensation	3.1	4.3	(1.2)	(28)%	11.0	4.6	6.4	139%
Total compensation and benefits	91.3	78.3	13.0	17%	188.2	155.4	32.8	21%
General, administrative, and other indirect expenses	36.2	35.3	0.9	3%	71.2	64.9	6.3	10%
Depreciation and amortization expense	3.8	3.2	0.6	19%	7.7	6.3	1.4	22%
Interest expense	11.5	13.4	(1.9)	(14)%	22.8	27.3	(4.5)	(16)%
Total expenses	142.8	130.2	12.6	10%	289.9	253.9	36.0	14%
(=) Distributable Earnings	$120.9	$99.8	$21.1	21%	$231.4	$181.9	$49.5	27%
(-) Realized Net Performance Revenues	2.0	2.6	(0.6)	(23)%	7.4	2.9	4.5	155%
(-) Realized Principal Investment Income	12.0	19.2	(7.2)	(38)%	17.5	33.0	(15.5)	(47)%
(+) Net Interest	4.5	3.3	1.2	36%	8.8	6.5	2.3	35%
(=) Fee Related Earnings	$111.4	$81.3	$30.1	37%	$215.3	$152.5	$62.8	41%

Distributable Earnings
Distributable Earnings increased $21.1 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and increased $49.5 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025 v. 2024
	(Dollars in millions)
Distributable Earnings, June 30, 2024	$99.8	$181.9
Increases (decreases):
Increase in fee related earnings	30.1	62.8
(Decrease) increase in realized net performance revenues	(0.6)	4.5
Decrease in realized principal investment income	(7.2)	(15.5)
Increase in net interest	(1.2)	(2.3)
Total increase	21.1	49.5
Distributable Earnings, June 30, 2025	$120.9	$231.4
Realized Principal Investment Income. Realized principal investment income decreased $7.2 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and decreased $15.5 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily driven by lower realized principal investment income from our European and U.S. CLOs.
Fee Related Earnings
Fee Related Earnings increased $30.1 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and increased $62.8 million for the six months ended June 30, 2025, as compared to the six months ended
June 30, 2024. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025 v. 2024
	(Dollars in millions)
Fee Related Earnings, June 30, 2024	$81.3	$152.5
Increases (decreases):
Increase in fee revenues	45.8	96.9
Increase in cash-based compensation and benefits	(14.2)	(26.4)
Increase in general, administrative and other indirect expenses	(0.9)	(6.3)
All other changes	(0.6)	(1.4)
Total increase	30.1	62.8
Fee Related Earnings, June 30, 2025	$111.4	$215.3

Fee Revenues. Fee revenues increased $45.8 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and increased $96.9 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025 v. 2024
	(Dollars in millions)
Higher fund management fees	$29.2	$31.9
Higher portfolio advisory and transaction fees, net and other	16.0	59.8
Higher fee related performance revenues	0.6	5.2
Total increase in fee revenues	$45.8	$96.9
The increase in Fund management fees for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily attributable to the receipt of approximately $19 million of catch-up subordinated management fees in certain aviation funds during the three months ended June 30, 2025, due in part to the collection of insurance proceeds and in part due to the sale of collateral in those vehicles. To a lesser extent, the increase in Fund management fees for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30,
2024 was also attributable to increases in management fees from CTAC, our opportunistic credit funds, and our direct lending business. These were partially offset by lower management fees from our liquid credit business.
The increase in portfolio advisory and transaction fees, net and other fees for the three and six months ended June 30,
2025 as compared to the three and six months ended June 30, 2024 was primarily driven by an increase in capital markets fees.
The recognition of capital markets fees can be volatile as they are primarily generated by investment activity and a slower pace of investment activity may reduce capital markets fees in the coming quarters. See “—Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $14.2 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and increased $26.4 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to an increase in accrued bonuses related to capital markets fees and incentive fees.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2025	2024
Global Credit	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$2,530	$2,470
Fee-earning AUM based on invested capital	20,884	18,428
Fee-earning AUM based on collateral balances, at par	45,062	48,200
Fee-earning AUM based on net asset value	3,512	2,142
Fee-earning AUM based on fair value and other(2)	90,796	84,197
Total Fee-earning AUM	$162,784	$155,437

Annualized Management Fee Rate(3)	0.36%	0.36%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement and funds with fees based on gross asset value.
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$160,731	$153,428	$154,186	$155,238
Inflows(1)	4,470	4,861	12,281	7,622
Outflows (including realizations)(2)	(3,415)	(2,804)	(6,528)	(5,764)
Market Activity & Other(3)	237	23	1,702	(1,315)
Foreign Exchange(4)	761	(71)	1,143	(344)
Balance, End of Period	$162,784	$155,437	$162,784	$155,437
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
period end.
Fee-earning AUM was $162.8 billion at June 30, 2025, an increase of 1% from $160.7 billion at March 31, 2025. The net increase was due to:
•Inflows of $4.5 billion, which were driven by capital deployment across the platform, including the closing of our two latest vintage U.S. CLOs; and
•Positive foreign exchange activity of $0.8 billion reflecting the translation of our EUR-denominated products to
USD.
Offsetting these increases were:
•Outflows of $3.4 billion, which included outflows from our liquid credit products and realizations across the platform.
Fee-earning AUM was $162.8 billion at June 30, 2025, an increase of 6% from $154.2 billion at December 31, 2024. The net increase was due to:
•Inflows of $12.3 billion, which were driven by over $4 billion of closed reinsurance transactions at Fortitude and capital deployment across the platform, including the closing of our two latest vintage U.S. CLOs;
•Positive market activity of $1.7 billion, which primarily reflected an increase in the fair value of assets covered by the Fortitude strategic advisory services agreement, as well as increases in our cross-platform credit and direct lending products; and
•Positive foreign exchange activity of $1.1 billion reflecting the translation of our EUR-denominated products to
USD.
Offsetting these increases were:

•Outflows of $6.5 billion, which were driven by outflows from our liquid credit products and realizations in our aviation and opportunistic credit funds.
Fee-earning AUM was $162.8 billion at June 30, 2025, an increase of 5% from $155.4 billion at June 30, 2024. The net increase was due to:
•Inflows of $20.0 billion, which reflected capital deployment across the platform, notably in our asset-backed finance, direct lending, and opportunistic credit funds, over $4 billion of closed reinsurance transactions at Fortitude, and the closing of our seven latest vintage CLOs.
Offsetting these increases were:
•Outflows of $13.3 billion, which included outflows from our liquid credit products and realizations across the platform.
Total AUM
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$199,168	$192,374
Inflows(1)	5,452	12,982
Outflows (including realizations)(2)	(3,881)	(6,734)
Market Activity & Other(3)	1,463	3,172
Foreign Exchange(4)	825	1,233
Balance, End of Period	$203,027	$203,027
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
period end.
Total AUM was $203.0 billion at June 30, 2025, an increase of 2% compared to $199.2 billion at March 31, 2025. The net increase was due to:
•Inflows of $5.5 billion, which were driven by capital raised in our U.S. structured credit and opportunistic credit strategies; and
•Positive market activity of $1.5 billion, primarily from an increase in the fair value of our direct lending and cross-
platform credit products.
Offsetting these increases were:
•Outflows of $3.9 billion for the period, which primarily reflected outflows from our liquid credit products and realizations across the platform.

Total AUM was $203.0 billion at June 30, 2025, an increase of 6% compared to $192.4 billion at December 31, 2024.
The net increase was due to:
•Inflows of $13.0 billion, which were driven by capital raised in our U.S. structured credit, asset-backed finance, aviation and opportunistic credit products, as well as over $4 billion of closed reinsurance transactions at Fortitude;
and
•Positive market activity of $3.2 billion, which primarily reflected an increase in the fair value of assets covered by the Fortitude strategic advisory services agreement and an increase in the fair value of our direct lending and cross-
platform credit products.
Offsetting these increases were:
•Outflows of $6.7 billion for the period, which were primarily in our liquid credit products, with additional activity reflecting realizations across the platform, notably in our aviation products.
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
The following table reflects the performance of our significant carry funds in our Global Credit business. Please see “—
Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of June 30, 2025
Fund (Fee Initiation Date/Step-down Date)(11)	Committed Capital(12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Giveback) (7)
Global Credit Carry Funds
CCOF III - Levered (Feb 2023 / Oct 2028)	$4,678	$3,174	68%	$396	$3,163	1.1x	NM	NM	$9
CCOF II (Nov 2020 / Mar 2026)	$4,430	$5,784	131%	$3,323	$4,503	1.4x	14%	10%	$112
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,514	148%	$3,743	$1,279	1.4x	16%	11%	$28
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$1,661	$1,762	1.4x	9%	5%	$—
CICF II (Mar 2024 / Dec 2029)	$1,379	$263	19%	$31	$257	1.1x	NM	NM	$—
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,253	$84	1.3x	19%	11%	$6
All Other Active Funds & Vehicles(9)		$12,453	n/a	$3,585	$11,304	1.2x	10%	8%	$79
Fully Realized Funds & Vehicles(10)(13)		$9,698	n/a	$12,155	$36	1.3x	9%	4%	$—
TOTAL GLOBAL CREDIT CARRY FUNDS		$38,376	n/a	$26,146	$22,388	1.3x	11%	7%	$234
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
(9)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: SASOF IV, SASOF V, CAPF VII, CICF, CAF, CALF, CCOF III - Unlevered,
and CCOF III PSV.
(10)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CSP I, CSP II, CSP III, CEMOF I, CEMOF II, CSC, CMP I,
CMP II, SASOF II, and CASCOF.
(11)The fund step-down date represents the contractual step-down date under the respective fund agreements for funds on which the fee basis step-down has not yet occurred. Funds without a listed Fee Initiation Date and Step-down Date have not yet initiated fees.
(12)All amounts shown represent total capital commitments as of June 30, 2025. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed capital for CCOF II excludes
$150 million in capital committed by a CCOF II investor to a side vehicle. The CCOF III platform, which includes
CCOF III - Levered, CCOF III - Unlevered, and CCOF III PSV, collectively has $5.7 billion of committed capital.
(13)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.

Carlyle AlpInvest
The following table presents our results of operations for our Carlyle AlpInvest segment:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$117.2	$79.5	$37.7	47%	$220.1	$153.6	$66.5	43%
Portfolio advisory and transaction fees, net and other	—	0.1	(0.1)	NM	—	0.1	(0.1)	NM
Fee related performance revenues	10.1	1.9	8.2	NM	20.8	3.1	17.7	NM
Total fund level fee revenues	127.3	81.5	45.8	56%	240.9	156.8	84.1	54%
Realized performance revenues	10.0	19.9	(9.9)	(50)%	34.7	43.3	(8.6)	(20)%
Realized principal investment income	9.1	0.6	8.5	NM	18.5	1.6	16.9	NM
Interest income	2.0	1.7	0.3	18%	4.2	3.5	0.7	20%
Total revenues	148.4	103.7	44.7	43%	298.3	205.2	93.1	45%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	37.2	27.4	9.8	36%	71.5	55.6	15.9	29%
Realized performance revenues related compensation	8.1	15.1	(7.0)	(46)%	27.5	36.3	(8.8)	(24)%
Total compensation and benefits	45.3	42.5	2.8	7%	99.0	91.9	7.1	8%
General, administrative, and other indirect expenses	19.8	12.4	7.4	60%	31.7	23.9	7.8	33%
Depreciation and amortization expense	2.0	1.6	0.4	25%	3.9	3.2	0.7	22%
Interest expense	3.1	2.9	0.2	7%	6.2	5.8	0.4	7%
Total expenses	70.2	59.4	10.8	18%	140.8	124.8	16.0	13%
(=) Distributable Earnings	$78.2	$44.3	$33.9	77%	$157.5	$80.4	$77.1	96%
(-) Realized Net Performance Revenues	1.9	4.8	(2.9)	(60)%	7.2	7.0	0.2	3%
(-) Realized Principal Investment Income	9.1	0.6	8.5	NM	18.5	1.6	16.9	NM
(+) Net Interest	1.1	1.2	(0.1)	(8)%	2.0	2.3	(0.3)	(13)%
(=) Fee Related Earnings	$68.3	$40.1	$28.2	70%	$133.8	$74.1	$59.7	81%
Distributable Earnings
Distributable Earnings increased $33.9 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and increased $77.1 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The following table provides the components of the changes in Distributable Earnings for the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025 v. 2024
	(Dollars in millions)
Distributable Earnings, June 30, 2024	$44.3	$80.4
Increases (decreases):
Increase in fee related earnings	28.2	59.7
(Decrease) increase in realized net performance revenues	(2.9)	0.2
Increase in realized principal investment income	8.5	16.9
Decrease in net interest	0.1	0.3
Total increase	33.9	77.1
Distributable Earnings, June 30, 2025	$78.2	$157.5
Realized Principal Investment Income. Realized principal investment income increased $8.5 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and increased $16.9 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily driven by realized principal investment income related to our investment in the CAPM funds.
Fee Related Earnings
Fee Related Earnings increased $28.2 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and increased $59.7 million for the six months ended June 30, 2025, as compared to the six months ended
June 30, 2024. The following table provides the components of the changes in Fee Related Earnings for the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025 v. 2024
	(Dollars in millions)
Fee Related Earnings, June 30, 2024	$40.1	$74.1
Increases (decreases):
Increase in fee revenues	45.8	84.1
Increase in cash-based compensation and benefits	(9.8)	(15.9)
Increase in general, administrative and other indirect expenses	(7.4)	(7.8)
All other changes	(0.4)	(0.7)
Total increase	28.2	59.7
Fee Related Earnings, June 30, 2025	$68.3	$133.8
Fee Revenues. Fee revenues increased $45.8 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and increased $84.1 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, driven by an increase in Fund management fees of $37.7 million and $66.5 million and an increase in Fee related performance revenues of $8.2 million and $17.7 million, respectively. The increase in Fund management fees was primarily driven by the impact of ongoing fundraising in our most recent vintage secondaries & portfolio finance and co-investment products, including catch-up management fees of $22.5 million and $33.5 million for the three and six months ended June 30, 2025, respectively, an increase of $16.8 million and $27.0 million, respectively, relative to the comparable 2024 periods. Our CAPM retail strategy also contributed to the increase in Fund management fees, and drove the increase in Fee related performance revenues due to its growing capital base and performance.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $9.8 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and increased $15.9 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to an increase in headcount and an increase in compensation associated with fee related performance revenues.

Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2025	2024
Carlyle AlpInvest	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$25,607	$19,263
Fee-earning AUM based on invested capital(2)	10,022	8,894
Fee-earning AUM based on net asset value	15,345	11,380
Fee-earning AUM based on lower of cost or fair market value	8,613	8,709
Total Fee-earning AUM	$59,587	$48,246

Annualized Management Fee Rate(3)	0.67%	0.62%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds.
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Carlyle AlpInvest	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$54,401	$46,773	$52,139	$45,529
Inflows(1)	4,399	2,410	6,957	4,594
Outflows (including realizations)(2)	(851)	(1,084)	(1,867)	(1,819)
Market Activity & Other(3)	180	259	195	474
Foreign Exchange(4)	1,458	(112)	2,163	(532)
Balance, End of Period	$59,587	$48,246	$59,587	$48,246
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
period end.

Fee-earning AUM was $59.6 billion at June 30, 2025, an increase of 10% from $54.4 billion at March 31, 2025. The net increase was due to:
•Inflows of $4.4 billion, which were driven by fee-paying capital raised and investment activity across all strategies, notably in our secondaries & portfolio finance funds; and
•Positive foreign exchange activity of $1.5 billion, primarily from the translation of our EUR-denominated funds to
USD.
Offsetting these increases were:
•Outflows of $0.9 billion, which were driven by realizations in funds, across all strategies, that charge fees on invested capital.
Fee-earning AUM was $59.6 billion at June 30, 2025, an increase of 14% from $52.1 billion at December 31, 2024. The net increase was due to:
•Inflows of $7.0 billion, which were driven by fee-paying capital raised and investment activity across all strategies, notably in our secondaries & portfolio finance funds; and
•Positive foreign exchange activity of $2.2 billion, primarily from the translation of our EUR-denominated funds to
USD.
Offsetting these increases were:
•Outflows of $1.9 billion, which were driven by realizations in our primary and secondaries & portfolio finance funds that charge fees on invested capital.
Fee-earning AUM was $59.6 billion at June 30, 2025, an increase of 24% compared to $48.2 billion at June 30, 2024.
The net increase was due to:
•Inflows of $12.2 billion, which were driven by fee-paying capital raised and investment activity in our secondaries
& portfolio finance and CAPM funds;
•Positive foreign exchange activity of $1.6 billion, primarily from the translation of our EUR-denominated funds to
USD; and
•Market appreciation of $1.4 billion, which was driven by certain funds in our secondaries & portfolio finance and primary strategies, as well as our CAPM funds, in which fees are based on fair value.
Offsetting these increases were:
•Outflows of $3.9 billion, which reflected realizations and step-downs in fee bases, notably in our primary and secondaries & portfolio finance funds.

Total AUM
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(Dollars in millions)
Carlyle AlpInvest
Total AUM Rollforward
Balance, Beginning of Period	$89,230	$85,113
Inflows(1)	5,148	9,074
Outflows (including realizations)(2)	(1,670)	(3,631)
Market Activity & Other(3)	1,336	2,217
Foreign Exchange(4)	2,474	3,745
Balance, End of Period	$96,518	$96,518
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
period end.
Total AUM was $96.5 billion at June 30, 2025, an increase of 8% compared to $89.2 billion at March 31, 2025. The net increase was due to:
•Inflows of $5.1 billion, which reflected fundraising across the segment, notably in our secondaries & portfolio finance funds;
•Positive foreign exchange activity of $2.5 billion, primarily from the translation of our EUR-denominated funds to
USD; and
•Market appreciation of $1.3 billion, which was driven by our coinvestment and secondaries & portfolio finance funds.
Offsetting these increases were:
•Outflows of $1.7 billion, predominantly from realizations in our primary and secondaries & portfolio finance funds.
Total AUM was $96.5 billion at June 30, 2025, an increase of 13% compared to $85.1 billion at December 31, 2024. The net increase was due to:
•Inflows of $9.1 billion, which reflected fundraising across the platform, notably in our secondaries & portfolio finance and co-investment strategies and the CAPM funds;
•Positive foreign exchange activity of $3.7 billion, primarily from the translation of our EUR-denominated funds to
USD; and
•Market appreciation of $2.2 billion, which was driven by our coinvestment and secondaries & portfolio finance funds.
Offsetting these increases were:
•Outflows of $3.6 billion, predominantly from realizations in our primary and secondaries & portfolio finance funds.

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

(Amounts in millions)				TOTAL INVESTMENTS
				As of June 30, 2025
Carlyle AlpInvest (1)(8)		Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value (3)	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/ (Giveback) (12)
				(Reported in Local Currency, in Millions)
Secondaries & Portfolio Finance	ASF VIII	2024	$11,433	$5,460	$78	$6,719	$6,798	1.2x	NM	NM	$45
	ASF VII	2020	$6,769	$4,888	$1,847	$5,761	$7,607	1.6x	18%	14%	$110
	ASF VII - SMAs	2020	€2,027	€1,681	€514	€1,965	€2,479	1.5x	17%	14%	$36
	ASF VI	2017	$3,333	$2,800	$2,739	$1,896	$4,635	1.7x	15%	12%	$59
	ASF VI - SMAs	2017	€2,817	€2,604	€2,337	€1,835	€4,172	1.6x	14%	12%	$49
	ASF V	2012	$756	$673	$1,081	$118	$1,199	1.8x	18%	14%	$5
	ASF V - SMAs	2012	€3,916	€3,912	€6,785	€463	€7,248	1.9x	21%	19%	$10
	SMAs 2009-2011	2010	€1,859	€1,928	€3,318	€43	€3,360	1.7x	19%	18%	$—
	ASPF II	2023	$2,227	$635	$186	$583	$769	1.2x	NM	NM	$6
	All Other Active Funds & Vehicles (9)	Various		$1,771	$726	$1,708	$2,434	1.4x	21%	18%	$27
	Fully Realized Funds & Vehicles	Various		€4,084	€6,719	€14	€6,733	1.6x	19%	18%	$—
Co-Investments	ACF IX	2023	$4,120	$1,488	$13	$1,670	$1,683	1.1x	NM	NM	$2
	ACF VIII	2021	$3,614	$3,435	$197	$4,553	$4,750	1.4x	12%	9%	$43
	ACF VIII - SMAs	2021	$1,079	$984	$69	$1,290	$1,359	1.4x	13%	11%	$11
	ACF VII	2017	$1,688	$1,668	$1,161	$2,236	$3,396	2.0x	16%	13%	$62
	ACF VII - SMAs	2017	€1,452	€1,364	€748	€1,840	€2,588	1.9x	15%	13%	$45
	SMAs 2014-2016	2014	€1,274	€1,067	€2,264	€491	€2,755	2.6x	24%	22%	$9
	SMAs 2012-2013	2012	€1,124	€1,012	€2,759	€129	€2,888	2.9x	28%	26%	$1
	SMAs 2009-2010	2010	€1,475	€1,318	€3,392	€493	€3,885	2.9x	23%	21%	$—
	Strategic SMAs	Various		$4,404	$1,810	$5,819	$7,629	1.7x	17%	16%	$81
	All Other Active Funds & Vehicles (9)	Various		€318	€239	€232	€471	1.5x	27%	25%	$2
	Fully Realized Funds & Vehicles	Various		€5,736	€9,845	€2	€9,847	1.7x	15%	13%	$—
Primary Investments	SMAs 2024-2026	2024	€2,958	€83	€4	€81	€85	1.0x	NM	NM	$—
	SMAs 2021-2023	2021	€4,535	€1,444	€76	€1,613	€1,689	1.2x	NM	NM	$—
	SMAs 2018-2020	2018	$3,116	$2,526	$635	$3,039	$3,673	1.5x	14%	13%	$3
	SMAs 2015-2017	2015	€2,501	€2,436	€2,636	€2,160	€4,796	2.0x	19%	19%	$9
	SMAs 2012-2014	2012	€5,080	€5,678	€9,308	€3,122	€12,430	2.2x	18%	17%	$12
	SMAs 2009-2011	2009	€4,877	€5,519	€10,250	€1,728	€11,977	2.2x	17%	17%	$1
	SMAs 2006-2008	2005	€11,500	€12,820	€21,259	€1,208	€22,466	1.8x	10%	10%	$—
	SMAs 2003-2005	2003	€4,628	€4,879	€7,761	€123	€7,884	1.6x	10%	9%	$—
	All Other Active Funds & Vehicles (9)	Various		€1,739	€1,730	€239	€1,968	1.1x	3%	2%	$—
	Fully Realized Funds & Vehicles	Various		€4,740	€7,721	€25	€7,745	1.6x	12%	11%	$—
TOTAL CARLYLE ALPINVEST (USD)(11)				$106,434	$127,767	$56,332	$184,100	1.7x	14%	13%	$627
(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by AlpInvest. Excluded from the performance information shown are: (a) investments that were not originated by AlpInvest (i.e., AlpInvest did not make the original investment decision or recommendation); (b) Direct Investments, which was spun off from AlpInvest in 2005; (c) Carlyle AlpInvest Private Markets (CAPM); and (d) LP co-investment vehicles managed by AlpInvest. As of June 30, 2025, these excluded portfolios amounted to approximately $11.6 billion of
AUM in the aggregate.
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
(9)Includes ASF VIII - SMAs, ACF IX - SMAs, AlpInvest Atom Fund, AlpInvest Atom Fund II, all mezzanine investment portfolios, all ‘clean technology’ private equity investment portfolios, all strategic portfolio finance SMAs, all AlpInvest senior portfolio lending SMAs, and any state-focused investment mandate portfolios.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Total Net
Accrued Carry excludes net accrued carry which was retained as part of the sale of MRE on April 1, 2021. There was no net accrued carry balance for MRE as of June 30, 2025.
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have historically required limited capital resources to support the working capital and operating needs of our business. Our management fees have largely covered our operating costs and all realized performance allocations, after covering the related compensation, are available for distribution to stockholders. Approximately 95% – 97% of all capital commitments to our funds are provided by our fund investors, with the remaining amount typically funded by Carlyle, our senior Carlyle professionals, advisors, and other professionals. We may elect to invest additional amounts in funds focused on new investment areas. We may also invest in or alongside our funds and may transfer those investments to newly developed products.
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings, cash we receive from our notes offerings, and funds from our senior revolving credit facility, which had $1.0 billion of available capacity as of June 30, 2025. Although we may consider other financings to invest in growing our business, we believe these sources will be sufficient to fund our capital needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings, and amounts available for borrowing from our senior revolving credit facility or other financings.

Cash and cash equivalents. Cash and cash equivalents were approximately $1.3 billion at June 30, 2025. However, a portion of this cash is allocated for specific business purposes, including, but not limited to: (i) performance allocations and incentive fee related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation and amounts owed to non-controlling interests, (ii) proceeds received from realized investments that are allocable to non-controlling interests, and (iii) regulatory capital.
Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash, cash equivalents, and corporate treasury investments (if any), was approximately $1.2 billion as of June 30, 2025. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Revolving Credit Facility. The capacity under the amended and restated revolving credit facility is $1.0 billion, which was amended in May 2025 to extend the maturity date from April 29, 2027 to May 29, 2030. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (5.42% at June 30, 2025). As of June 30, 2025, there were no amounts outstanding under the senior revolving credit facility.
The senior revolving credit facility is unsecured. We are required to maintain management fee-earning assets (as defined in the amended and restated senior revolving credit facility) of at least $156.9 billion and a total leverage ratio of less than 4.0 to
1.0, in each case, tested on a quarterly basis. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the senior revolving credit facility. An event of default resulting from a breach of certain financial or non-financial covenants may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the senior revolving credit facility. The senior credit facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control, and material inaccuracy of representations and warranties.
Global Credit Revolving Credit Facility. Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. As currently amended, the Global
Credit Revolving Credit Facility provides for a revolving line of credit with a capacity of $300 million, which matures in
September 2027, and a second revolving line of credit with a capacity of $200 million, which the Company intends to amend to extend the maturity date from August 20, 2025.
The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. As of June 30, 2025, there was no borrowing outstanding under the Global Credit Revolving Credit Facility.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements.
The Company’s CLO borrowings were $299.3 million at June 30, 2025. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO and generally do not have recourse to any other Carlyle entity. As of June 30, 2025, $280.6 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 6, Borrowings, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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

Our accrued performance allocations by segment as of June 30, 2025, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations(1)	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$5,153.4	$(19.1)	$5,134.3
Global Credit	632.9	(25.5)	607.4
Carlyle AlpInvest	1,812.5	—	1,812.5
Total	$7,598.8	$(44.6)	$7,554.2
Plus: Accrued performance allocations from NGP Carry Funds(2)			326.4
Less: Accrued performance allocation-related compensation			(5,049.3)
Plus: Receivable for giveback obligations from current and former employees			11.5
Less: Deferred taxes on certain foreign accrued performance allocations			(20.9)
Less/Plus: Net accrued performance allocations/giveback obligations attributable to non-controlling interests in consolidated entities			(0.4)
Plus: Net accrued performance allocations attributable to Consolidated Funds, eliminated in consolidation			11.8
Net accrued performance revenues before timing differences			2,833.3
Less/Plus: Timing differences between the period when accrued performance allocations/giveback obligations are realized and the period they are collected/distributed			32.7
Net accrued performance revenues attributable to The Carlyle Group Inc.			$2,866.0
(1)Accrued incentive fees are excluded from net accrued performance revenues.
(2)Accrued performance allocations from NGP funds are presented as principal equity method investments in the condensed consolidated balance sheets.
The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of June 30, 2025, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)						Net Accrued Performance Revenues
	Quarter-to-Date		Year-to-Date		Last Twelve Months
	Q2 2024	Q2 2025	Q2 2024	Q2 2025	Q2 2024	Q2 2025
Overall Carry Fund Appreciation/(Depreciation)	1%	2%	3%	3%	7%	8%
Global Private Equity:	2%	2%	3%	3%	5%	7%	$2,004.4
Corporate Private Equity	2%	1%	3%	3%	5%	8%	1,599.0
Real Estate	1%	1%	3%	2%	1%	5%	114.9
Infrastructure & Natural Resources	3%	4%	5%	7%	9%	10%	290.5
Global Credit Carry Funds	3%	3%	5%	8%	13%	15%	234.4
Carlyle AlpInvest Carry Funds	(1)%	2%	4%	2%	8%	7%	627.2
Net Accrued Performance Revenues							$2,866.0
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
dividends or distributions. Certain of the investments attributable to The Carlyle Group Inc. (excluding certain general partner interests, certain strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity.

Investments as of June 30, 2025 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$3,011.9	$592.4	$3,604.3
Less: Amounts attributable to non-controlling interests in consolidated entities	(379.8)	—	(379.8)
Plus: Investments in Consolidated Funds, eliminated in consolidation	675.4	—	675.4
Less: Strategic equity method investments in NGP Management	—	(265.7)	(265.7)
Less: Investment in NGP general partners - accrued performance allocations	—	(326.7)	(326.7)
Total investments attributable to The Carlyle Group Inc.	$3,307.5	$—	$3,307.5
(1)Strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
See Note 4, Investments, to our condensed consolidated financial statements.
Our investments as of June 30, 2025 can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$1,233.2
Global Credit funds(2)	1,321.9
Carlyle AlpInvest funds	295.2
Total investments in Carlyle Funds, excluding CLOs	2,850.3
Investments in CLOs	382.8
Other investments	74.4
Total investments attributable to The Carlyle Group Inc.	3,307.5
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc.(3)	(280.6)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$3,026.9
(1)Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2)Includes the Company’s indirect investment in Fortitude through Carlyle FRL, a Carlyle-affiliated investment fund, as discussed in
Note 4, Investments, to the condensed consolidated financial statements. This investment had a carrying value of $739.1 million as of June 30, 2025.
(3)Of the $299.3 million in total CLO borrowings as of June 30, 2025 and as disclosed in Note 6, Borrowings, to the condensed consolidated financial statements, $280.6 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $18.7 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
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
With respect to dividend year 2025, the Board of Directors has declared a dividend to common stockholders totaling
$252.9 million, or $0.70 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2025
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2025	$0.35	$126.3	May 19, 2025	May 27, 2025
Q2 2025	0.35	126.6	August 18, 2025	August 28, 2025
Total	$0.70	$252.9
With respect to dividend year 2024, the Board of Directors declared cumulative dividends to common stockholders totaling $502.7 million, consisting of the following:

Common Stock Dividends - Dividend Year 2024
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2024	$0.35	$125.6	May 14, 2024	May 21, 2024
Q2 2024	0.35	125.5	August 16, 2024	August 26, 2024
Q3 2024	0.35	125.2	November 18, 2024	November 25, 2024
Q4 2024	0.35	126.4	February 21, 2025	February 28, 2025
Total	$1.40	$502.7
Dividends to common stockholders paid during the six months ended June 30, 2025 totaled $252.7 million, including the amount paid in February 2025 of $0.35 per common share in respect of the fourth quarter of 2024. Dividends to common stockholders paid during the six months ended June 30, 2024 totaled $252.3 million, including the amount paid in March 2024 of $0.35 per common share in respect of the fourth quarter of 2023.
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
A substantial majority of the remaining commitments to our investment funds are expected to be funded by senior Carlyle professionals, operating executives, and other professionals through our internal co-investment program. Of the $4.0 billion of unfunded commitments as of June 30, 2025, approximately $3.4 billion is subscribed individually by senior Carlyle professionals, operating executives, and other professionals, with the balance funded directly by the Company. Approximately
78% of the $4.0 billion of unfunded commitments relate to investment funds in our Global Private Equity segment.
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of June 30, 2025, there were no material commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital
Markets platform.
Repurchase Program. During the six months ended June 30, 2025, we paid an aggregate of $125.0 million to repurchase and retire approximately 2.7 million shares of common stock. In addition, during the six months ended June 30, 2025, we paid an aggregate of $155.1 million and retired 2.9 million shares of common stock to settle tax withholding obligations in connection with net share settlements of equity-based awards, for a total of $280.1 million shares repurchased or withheld this year. As of June 30, 2025, $0.6 billion of repurchase capacity remained under the share repurchase program, which reflects the cost of common shares repurchased as well as shares settled for tax withholding payments made by the Company related to the net share settlement of equity-based awards. For further information on our repurchase program, see Note 13, Equity, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows, which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP, are summarized below.

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Statements of Cash Flows Data
Net cash used in operating activities	$(520.9)	$(1,198.6)
Net cash used in investing activities	(34.2)	(36.9)
Net cash provided by financing activities	526.8	717.2
Effect of foreign exchange rate changes	38.7	(6.7)
Net change in cash, cash equivalents and restricted cash	$10.4	$(525.0)
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
Cash flows provided by operating activities during the six months ended June 30, 2025 and 2024, excluding the activities of our Consolidated Funds, were $530.2 million and $124.2 million, respectively. During the six months ended June 30, 2025 and 2024, cash inflows impacting net cash provided by operating activities primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $1.7 billion and $1.7 billion, respectively.
These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $1.6 billion and $1.5 billion for the six months ended June 30, 2025 and 2024, respectively, which includes payment of 2024 and
2023 year-end bonuses paid in January 2025 and 2024, respectively.

Cash used to purchase investments, as well as the proceeds from the sale of such investments, are also reflected in our operating activities as investments are a normal part of our operating activities. During the six months ended June 30, 2025, investment proceeds were $469.6 million as compared to investment purchases of $144.3 million. During the six months ended
June 30, 2024, investment proceeds were $185.1 million as compared to investment purchases of $180.1 million, which included a $115.1 million deferred consideration payment related to our investment in Fortitude.
The net cash provided by operating activities for the six months ended June 30, 2025 and 2024 also reflects the investment activity of our Consolidated Funds. For the six months ended June 30, 2025, purchases of investments by the
Consolidated Funds were $4.0 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $2.3 billion. For the six months ended June 30, 2024, purchases of investments by the Consolidated Funds were $3.9 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $2.7 billion.
Net cash used in investing activities. Our investing activities generally reflect cash used for fixed assets, software for internal use, and corporate treasury investments. For the six months ended June 30, 2025 and 2024, cash used in investing activities principally reflects purchases of fixed assets of $34.2 million and $31.9 million, respectively.
Net cash provided by financing activities. Excluding the activities of our Consolidated Funds, net cash used in financing activities during the six months ended June 30, 2025 and 2024 was $515.5 million and $607.3 million, respectively. During the six months ended June 30, 2025, we made no borrowings or repayments under the revolving credit facilities. During the six months ended June 30, 2024, we borrowed and subsequently repaid an aggregate of $10.4 million under the Global Credit
Revolving Credit Facility.
Dividends paid to our common stockholders were $252.7 million and $252.3 million for the six months ended June 30,
2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, we paid $280.1 million and $328.3 million, respectively, to repurchase and retire 5.6 million and 7.5 million shares, respectively, which included shares retired in connection with the net share settlement of equity-based awards. During the six months ended June 30, 2024, we paid $68.8 million in January 2024, representing the final annual installment of the deferred consideration payable to former Carlyle
Holdings unitholders in connection with the Conversion. For more information, see Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The net borrowings (payments) on loans payable by our Consolidated Funds during the six months ended June 30, 2025 and 2024 were $1,055.1 million and $1,328.5 million, respectively. Contributions from non-controlling interest holders were
$231.3 million and $120.4 million for the six months ended June 30, 2025 and 2024, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the six months ended June 30, 2025 and
2024, distributions to non-controlling interest holders were $198.4 million and $45.6 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $25.1 billion at June 30, 2025, an increase of $2.0 billion compared to December 31, 2024, primarily attributable to an increase in Investments in Consolidated Funds of $2.1 billion and an increase in Investments, including
Performance allocations of $0.3 billion, partially offset by a decrease in Cash and cash equivalents held at Consolidated Funds of $0.4 billion. The increase in Investments, including Performance allocations was primarily attributable to an increase in
Accrued performance allocations, primarily driven by appreciation in CP VII, CP VIII, and our Carlyle AlpInvest funds, partially offset by the impact of realizations.
Total liabilities were $18.4 billion at June 30, 2025, an increase of $1.6 billion from December 31, 2024. The increase in liabilities was primarily attributable to an increase in Loans payable of Consolidated Funds of $1.2 billion, an increase in
Accrued compensation and benefits of $0.2 billion, and an increase in Other liabilities of Consolidated Funds of $0.2 billion.
The increase in Accrued compensation and benefits was primarily attributable to an increase in Accrued performance allocations, on which Accrued performance allocations and incentive fee related compensation is based, partially offset by payments of year-end bonuses.
The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to meet our liquidity requirements and similarly the liabilities of the
Consolidated Funds are non-recourse to us. In addition, as previously discussed, the CLO term loans generally are secured by the Company’s investment in the CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and do not have recourse to any other Carlyle entity. The number of funds that we consolidate fluctuates period to period. In general,

the number of funds we are required to consolidate has been increasing as a result of the impacts of capital from our balance sheet invested in new products and our indirect interest in funds through our indirect investment in Fortitude.
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 17, Supplemental Financial
Information, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At June 30,
2025, our total assets without the effect of the Consolidated Funds were $15.5 billion, including cash and cash equivalents of
$1.3 billion and net accrued performance revenues of $2.9 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2025 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Jul. 1, 2025 to Dec. 31, 2025	2026-2027	2028-2029	Thereafter	Total
	(Dollars in millions)
Debt obligations(1)	$10.9	$124.6	$494.7	$1,546.5	$2,176.7
Interest payable(2)	53.4	204.3	192.3	1,547.9	1,997.9
Other consideration(3)	4.1	36.0	18.0	—	58.1
Operating lease obligations(4)	37.4	150.1	147.1	255.8	590.4
Capital commitments to Carlyle funds(5)	4,064.0	—	—	—	4,064.0
Tax receivable agreement payments(6)	—	11.3	12.3	48.0	71.6
Loans payable of Consolidated Funds(7)	195.0	773.6	774.7	10,209.6	11,952.9
Unfunded commitments of the CLOs(8)	46.1	—	—	—	46.1
Consolidated contractual obligations	4,410.9	1,299.9	1,639.1	13,607.8	20,957.7
Loans payable of Consolidated Funds(7)	(195.0)	(773.6)	(774.7)	(10,209.6)	(11,952.9)
Capital commitments to Carlyle funds(5)	(3,389.2)	—	—	—	(3,389.2)
Unfunded commitments of the CLOs(8)	(46.1)	—	—	—	(46.1)
Carlyle Operating Entities contractual obligations	$780.6	$526.3	$864.4	$3,398.2	$5,569.5
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
(2)The interest rates on the debt obligations as of June 30, 2025 consist of: 3.500% on $425.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 3.59% to 10.08% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of June 30, 2025, at spreads to market rates pursuant to the debt agreements, and range from 1.65% to 11.83%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $36.4 million at June 30, 2025 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Abingworth, which are accounted for as compensation expense, and are accrued over the service period. If earned, payments are made in the quarter following the performance year to which the payments relate. The contingent cash obligations relate to future incentive payments of up to
$130.0 million that are payable upon the achievement of certain performance targets during 2025 through 2028, which is the maximum amount that could be paid as of June 30, 2025. Through June 30, 2025, we paid $2.7 million related to these contingent obligations.
In connection with our acquisition of Carlyle Aviation Partners, we had contingent cash payments related to an earn-out of up to $150.0 million that were payable upon the achievement of certain revenue and earnings performance targets during
2020 through 2025. We previously entered into a termination and settlement agreement with respect to the earn-out and made a final payment of $1.0 million during the first quarter of 2025 for total earn-out payments of $124.7 million.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated financial statements as of
June 30, 2025. See Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to indemnifications.
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

Carlyle Common Stock
A rollforward of our common stock outstanding for the six months ended June 30, 2025 is as follows:

Six Months Ended June 30,
2025
Balance, beginning of period	357,183,632
Shares issued	4,446,030
Shares repurchased/retired	(2,667,747)
Balance, end of period	358,961,915
Shares of The Carlyle Group Inc. common stock issued during the six months ended June 30, 2025 relate to the vesting of the Company’s restricted stock units. Shares of The Carlyle Group Inc. common stock repurchased during the six months ended
June 30, 2025 relate to shares repurchased and subsequently retired as part of our share repurchase programs. Shares of The
Carlyle Group Inc. common stock issued and repurchased/retired during the six months ended June 30, 2025 include shares retired as part of the net share settlement of equity-based awards.
The total shares as of June 30, 2025 as shown above exclude approximately 2.7 million net common shares, representing the vesting of restricted stock units and shares issued and delivered in connection with our equity method investment in NGP subsequent to June 30, 2025 that will participate in the common shareholder dividend that will be paid on August 28, 2025.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is related to our role as general partner or investment advisor to our investment funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, incentive fees and investment income, including performance allocations. Although our investment funds share many common themes, each of our asset management asset classes runs its own investment and risk management processes, subject to our overall risk tolerance and philosophy. The investment process of our investment funds involves a comprehensive due diligence approach, including review of reputation of shareholders and management, company size and sensitivity of cash flow generation, business sector and competitive risks, portfolio fit, exit risks and other key factors highlighted by the deal team. Key investment decisions are generally subject to approval by both the fund-level managing directors, as well as the investment committee, which generally comprises one or more of the three founding partners as well as senior investment professionals.
Once an investment in a portfolio company has been made, our fund teams closely monitor the performance of the portfolio company, generally through frequent contact with management and the receipt of financial and management reports.
There was no material change in our market risks during the six months ended June 30, 2025. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)
under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth repurchases of our common stock during the three months ended June 30, 2025 for the periods indicated. During the three months ended June 30, 2025, 2.2 million shares were repurchased. In addition, 0.1 million shares were retired in connection with the net share settlement of equity-based awards, which are not included in the table below.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (3)
	(Dollars in millions, except share and per share data)
April 1, 2025 to April 30, 2025 (1)	—	$—	—	$979.3
May 1, 2025 to May 31, 2025 (1)(2)	835,494	$45.84	835,494	$941.0
June 1, 2025 to June 30, 2025 (1)(2)	1,338,472	$46.13	1,338,472	$879.3
Total	2,173,966		2,173,966
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
(3)The remaining repurchase authorization was $572.0 million as of June 30, 2025 when factoring in the net share settlement of equity-based awards.
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

10.1*†
Third Amended and Restated Credit Agreement, dated as of May 29, 2025, among TC Group Cayman, L.P.,
Carlyle Investment Management L.L.C., and CG Subsidiary Holdings L.L.C., as Borrowers, TC Group, L.L.C.,
Carlyle Holdings I L.P., Carlyle Holdings II L.L.C., Carlyle Holdings III L.P. and Carlyle Finance Subsidiary
L.L.C. as Parent Guarantors, the Lenders Party Hereto, and Citibank, N.A. as Administrative Agent, and Citibank,
N.A., JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Wells Fargo Securities, LLC as Joint Lead Arrangers
and Bookrunners, and JPMorgan Chase Bank, N.A., Bank of America, N.A. and Wells Fargo Bank, National
Association, as Syndication Agents.

10.2*+	Form of Global Restricted Stock Unit Agreement for Time-Based Awards to Non-Employee Directors.

10.3*+	Form of Global Restricted Stock Unit Agreement for Vested Awards to Non-Employee Directors.

10.4*	Aircraft Lease Agreement, dated as of April 21, 2025, by and between Falstaff Partners LLC and Carlyle Investment Management L.L.C.

10.5*	Flight Support Services Agreement, dated as of April 18, 2025, by and between Jet Aviation Flights Services, Inc. and Carlyle Investment Management L.L.C.

22*	Senior and Subordinated Notes, Issuers, and Guarantors.

31.1*	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1**	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
†	Certain information contained in this agreement has been omitted because it is not material and is the type that the registrant treats as private or confidential.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group Inc.

Date: August 8, 2025	By:	/s/ John C. Redett
	Name:	John C. Redett
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)