Form 10-Q
period 2025-09-30
Carlyle Group Inc.
filed 2025-11-07
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2025
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
As of November 4, 2025, there were 360,410,486 shares of common stock of the registrant outstanding.
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
“Carlyle funds,” “our funds,” and “our investment funds” refer to the investment funds and vehicles advised by Carlyle.
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
“Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) Carlyle Tactical Private Credit Fund (“CTAC”), (e) our closed-end tender offer Carlyle AlpInvest Private Markets
(“CAPM”) and Carlyle AlpInvest Private Markets Secondaries (“CAPS”) funds, and (f) certain other structured credit products.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$2,221.7	$1,266.0
Cash and cash equivalents held at Consolidated Funds	1,037.3	830.4
Investments, including accrued performance allocations of $6,956.3 and $7,053.5 as of September 30, 2025 and December 31, 2024, respectively	10,515.4	10,936.7
Investments of Consolidated Funds	11,083.3	7,782.4
Due from affiliates and other receivables, net	741.2	805.6
Due from affiliates and other receivables of Consolidated Funds, net	259.4	237.1
Fixed assets, net	199.1	185.3
Lease right-of-use assets, net	340.6	341.4
Deposits and other	89.6	56.9
Intangible assets, net	540.0	634.1
Deferred tax assets	28.3	27.6
Total assets	$27,055.9	$23,103.5
Liabilities and equity
Debt obligations	$2,984.2	$2,143.5
Loans payable of Consolidated Funds	9,199.5	6,864.2
Accounts payable, accrued expenses and other liabilities	433.8	389.8
Accrued compensation and benefits	5,288.4	5,446.6
Due to affiliates	214.8	241.9
Deferred revenue	373.0	138.7
Deferred tax liabilities	80.7	137.0
Other liabilities of Consolidated Funds	1,112.2	861.6
Lease liabilities	479.6	488.6
Accrued giveback obligations	44.6	44.0
Total liabilities	20,210.8	16,755.9
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (360,136,508 and 357,183,632 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	3.6	3.6
Additional paid-in-capital	4,194.7	3,892.3
Retained earnings	1,617.8	2,040.8
Accumulated other comprehensive loss	(196.5)	(329.8)
Non-controlling interests in consolidated entities	1,225.5	740.7
Total equity	6,845.1	6,347.6
Total liabilities and equity	$27,055.9	$23,103.5
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Fund management fees	$583.3	$532.7	$1,789.8	$1,590.7
Incentive fees	51.4	38.7	135.1	96.2
Investment income (loss)
Performance allocations	(606.7)	1,785.5	255.0	1,826.7
Principal investment income	87.7	46.0	79.8	207.2
Total investment income (loss)	(519.0)	1,831.5	334.8	2,033.9
Interest and other income	53.6	52.2	159.2	161.9
Interest and other income of Consolidated Funds	163.4	180.1	459.8	510.6
Total revenues	332.7	2,635.2	2,878.7	4,393.3
Expenses
Compensation and benefits
Cash-based compensation and benefits	216.2	207.5	673.0	635.7
Equity-based compensation	90.7	121.6	287.1	355.1
Performance allocations and incentive fee related compensation	(324.6)	1,151.0	290.4	1,222.4
Total compensation and benefits	(17.7)	1,480.1	1,250.5	2,213.2
General, administrative and other expenses	180.7	176.6	559.8	512.2
Interest	29.8	30.3	85.6	91.5
Interest and other expenses of Consolidated Funds	177.3	162.0	461.6	438.7
Other non-operating income	—	(0.1)	(0.1)	(0.2)
Total expenses	370.1	1,848.9	2,357.4	3,255.4
Other income (loss)
Net investment income (loss) of Consolidated Funds	123.2	2.5	176.1	(9.6)
Income before provision (benefit) for income taxes	85.8	788.8	697.4	1,128.3
Provision (benefit) for income taxes	(26.7)	173.1	98.2	264.5
Net income	112.5	615.7	599.2	863.8
Net income attributable to non-controlling interests in consolidated entities	111.6	20.0	148.6	54.3
Net income attributable to The Carlyle Group Inc.	$0.9	$595.7	$450.6	$809.5
Net income attributable to The Carlyle Group Inc. per common share (see Note 12)
Basic	$0.00	$1.67	$1.25	$2.26
Diluted	$0.00	$1.63	$1.22	$2.21
Weighted-average common shares
Basic	360,065,837	357,689,521	359,965,320	358,966,961
Diluted	376,487,705	364,789,752	369,932,801	367,073,705
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$112.5	$615.7	$599.2	$863.8
Other comprehensive income (loss)
Foreign currency translation adjustments	(6.8)	64.7	145.7	34.8
Defined benefit plans
Unrealized income (loss) for the period	(1.4)	0.3	(2.0)	0.9
Reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	(0.1)	—	(0.2)	(0.1)
Other comprehensive income (loss)	(8.3)	65.0	143.5	35.6
Comprehensive income	104.2	680.7	742.7	899.4
Comprehensive income attributable to non-controlling interests in consolidated entities	110.3	26.9	158.8	58.5
Comprehensive income (loss) attributable to The Carlyle Group Inc.	$(6.1)	$653.8	$583.9	$840.9
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at June 30, 2025	359.0	$3.6	$4,096.4	$1,950.0	$(189.5)	$857.1	$6,717.6
Shares repurchased	(1.6)	(0.1)	—	(99.9)	—	—	(100.0)
Net shares issued for equity-based awards	2.7	—	—	(102.7)	—	—	(102.7)
Equity-based compensation	—	0.1	94.3	—	—	—	94.4
Dividend-equivalent rights on certain equity- based awards	—	—	4.0	(4.0)	—	—	—
Contributions	—	—	—	—	—	367.8	367.8
Dividends and distributions	—	—	—	(126.5)	—	(109.7)	(236.2)
Net income	—	—	—	0.9	—	111.6	112.5
Currency translation adjustments	—	—	—	—	(5.5)	(1.3)	(6.8)
Defined benefit plans, net	—	—	—	—	(1.5)	—	(1.5)
Balance at September 30, 2025	360.1	$3.6	$4,194.7	$1,617.8	$(196.5)	$1,225.5	$6,845.1

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2024	357.2	$3.6	$3,892.3	$2,040.8	$(329.8)	$740.7	$6,347.6
Shares repurchased	(4.3)	(0.1)	—	(224.9)	—	—	(225.0)
Net shares issued for equity-based awards	7.2	—	—	(257.8)	—	—	(257.8)
Equity-based compensation	—	0.1	290.7	—	—	—	290.8
Dividend-equivalent rights on certain equity- based awards	—	—	11.7	(11.7)	—	—	—
Initial consolidation of a Consolidated Entity	—	—	—	—	—	35.0	35.0
Contributions	—	—	—	—	—	599.1	599.1
Dividends and distributions	—	—	—	(379.2)	—	(308.1)	(687.3)
Net income	—	—	—	450.6	—	148.6	599.2
Currency translation adjustments	—	—	—	—	135.5	10.2	145.7
Defined benefit plans, net	—	—	—	—	(2.2)	—	(2.2)
Balance at September 30, 2025	360.1	$3.6	$4,194.7	$1,617.8	$(196.5)	$1,225.5	$6,845.1

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at June 30, 2024	356.4	$3.6	$3,642.6	$1,707.7	$(324.0)	$699.5	$5,729.4
Shares repurchased	(1.7)	(0.1)	—	(63.3)	—	—	(63.4)
Net shares issued for equity-based awards	3.0	—	—	(85.5)	—	—	(85.5)
Equity-based compensation	—	0.1	128.2	—	—	—	128.3
Dividend-equivalent rights on certain equity- based awards	—	—	3.7	(3.7)	—	—	—
Contributions	—	—	—	—	—	98.8	98.8
Dividends and distributions	—	—	—	(125.5)	—	(27.4)	(152.9)
Net income	—	—	—	595.7	—	20.0	615.7
Currency translation adjustments	—	—	—	—	57.8	6.9	64.7
Change in ownership interests of a Consolidated Entity	—	—	—	9.1	—	(9.1)	—
Defined benefit plans, net	—	—	—	—	0.3	—	0.3
Balance at September 30, 2024	357.7	$3.6	$3,774.5	$2,034.5	$(265.9)	$788.7	$6,335.4

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2023	361.3	$3.6	$3,403.0	$2,082.1	$(297.3)	$593.1	$5,784.5
Shares repurchased	(8.0)	(0.1)	—	(345.6)	—	—	(345.7)
Net shares issued for equity-based awards	4.4	—	—	(133.2)	—	—	(133.2)
Equity-based compensation	—	0.1	361.9	—	—	—	362.0
Dividend-equivalent rights on certain equity- based awards	—	—	9.6	(9.6)	—	—	—
Contributions	—	—	—	—	—	219.2	219.2
Dividends and distributions	—	—	—	(377.8)	—	(73.0)	(450.8)
Net income	—	—	—	809.5	—	54.3	863.8
Currency translation adjustments	—	—	—	—	30.6	4.2	34.8
Change in ownership interests of a Consolidated Entity	—	—	—	9.1	—	(9.1)	—
Defined benefit plans, net	—	—	—	—	0.8	—	0.8
Balance at September 30, 2024	357.7	$3.6	$3,774.5	$2,034.5	$(265.9)	$788.7	$6,335.4
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$599.2	$863.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	143.1	137.0
Equity-based compensation	287.1	355.1
Non-cash performance allocations and incentive fees, net	13.1	(387.9)
Non-cash principal investment income	(50.2)	(188.4)
Other non-cash amounts	35.9	15.8
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(100.1)	(58.1)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(76.0)	67.7
Purchases of investments by Consolidated Funds	(8,990.3)	(4,993.8)
Proceeds from sales and settlements of investments by Consolidated Funds	5,169.3	3,694.7
Non-cash interest income, net	(13.0)	(16.7)
Change in cash and cash equivalents held at Consolidated Funds	317.1	(187.3)
Change in other receivables held at Consolidated Funds	(8.0)	(72.9)
Change in other liabilities held at Consolidated Funds	65.3	119.6
Purchases of investments	(251.1)	(213.8)
Proceeds from the sale of investments	664.0	333.3
Payments of contingent consideration	(2.7)	(4.0)
Changes in deferred taxes, net	(67.5)	98.3
Change in due from affiliates and other receivables	(8.7)	(40.1)
Change in deposits and other	(25.4)	(5.4)
Change in accounts payable, accrued expenses and other liabilities	37.8	15.4
Change in accrued compensation and benefits	(61.4)	(170.8)
Change in due to affiliates	25.1	(0.9)
Change in lease right-of-use assets and lease liabilities	(9.7)	(5.4)
Change in deferred revenue	226.7	238.1
Net cash used in operating activities	(2,080.4)	(406.7)
Cash flows from investing activities
Purchases of corporate treasury investments	—	(5.0)
Proceeds from corporate treasury investments	—	5.1
Purchases of fixed assets, net	(57.4)	(51.0)
Net cash used in investing activities	(57.4)	(50.9)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities
Borrowings under credit facilities	—	10.4
Repayments under credit facilities	—	(10.4)
Issuance of 5.05% senior notes due 2035, net of financing costs	792.9	—
Payments on CLO borrowings	(52.0)	(73.3)
Proceeds from CLO borrowings, net of financing costs	64.8	0.5
Net borrowings on loans payable of Consolidated Funds	2,755.1	1,220.5
Dividends to common stockholders	(379.2)	(377.8)
Payment of deferred consideration for Carlyle Holdings units	—	(68.8)
Contributions from non-controlling interest holders	599.1	219.2
Distributions to non-controlling interest holders	(308.1)	(73.0)
Common shares repurchased and net share settlement of equity-based awards	(482.8)	(478.8)
Change in due to/from affiliates financing activities	25.6	2.2
Net cash provided by financing activities	3,015.4	370.7
Effect of foreign exchange rate changes	82.3	23.7
Increase (decrease) in cash, cash equivalents and restricted cash	959.9	(63.2)
Cash, cash equivalents and restricted cash, beginning of period	1,266.5	1,442.1
Cash, cash equivalents and restricted cash, end of period	$2,226.4	$1,378.9
Supplemental non-cash disclosures
Initial consolidation of Consolidated Funds	$55.0	$—
Net asset impact of deconsolidation of Consolidated Funds	$(512.5)	$(44.9)

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$2,221.7	$1,376.8
Restricted cash	4.7	2.1
Total cash, cash equivalents and restricted cash, end of period	$2,226.4	$1,378.9
Cash and cash equivalents held at Consolidated Funds	$1,037.3	$488.5
See accompanying notes.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Carlyle is one of the world’s largest global investment firms that deploys private capital across its business and conducts its operations through three reportable segments: Global Private Equity, Global Credit, and Carlyle AlpInvest (see Note 15,
Segment Reporting). The Global Private Equity segment advises buyout, growth, real estate, and infrastructure & natural resources funds. The Global Private Equity segment also includes the NGP Carry Funds advised by NGP. The Global Credit segment advises funds and vehicles that pursue investment strategies including insurance solutions, liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, cross-platform credit products, and global capital markets. The Carlyle AlpInvest segment (formerly, Global Investment Solutions) advises global private equity programs that pursue secondary purchases and financing of existing portfolios, managed co-investment programs, and primary fund investments. Carlyle typically serves as the general partner, investment manager, or collateral manager, making day-to-day investment decisions concerning the assets of these products.
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
As of September 30, 2025, assets and liabilities of the consolidated VIEs reflected in the condensed consolidated balance sheets were $12.4 billion and $10.3 billion, respectively. As of December 31, 2024, assets and liabilities of the consolidated
VIEs reflected in the consolidated balance sheets were $8.9 billion and $7.7 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees and contingent incentive fees have been eliminated as intercompany transactions. As of September 30, 2025, the Company held $392.5 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include certain investment funds in the Global Private Equity segment that are accounted for as consolidated VIEs due to the
Company providing financing to bridge investment purchases. As of September 30, 2025, the Company held $890.1 million of notes receivable and investments related to these investment funds which represents its maximum risk of loss. The Company’s
Consolidated Funds also include certain funds in the Global Credit and Carlyle AlpInvest segments that are accounted for as consolidated VIEs due to the Company having either a significant direct interest in these funds or significant indirect interest via the Company’s investment in Fortitude (see Note 4, Investments).
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

	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Investments	$820.4	$942.6
Accrued performance allocations	742.1	580.8
Management fee receivables	84.6	62.4
Total	$1,647.1	$1,585.8
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of
September 30, 2025 and December 31, 2024.
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
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from
Contracts with Customers. Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
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
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from 0.4%
to 0.5% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are generally due quarterly in arrears based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The Company will receive management fees for the CLOs, generally five to ten years after issuance, including after the CLO redemption date until all eligible assets are disposed of or at such time the collateral manager waives fees at its discretion. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 1.0% of capital under management to 1.5% of gross assets, excluding cash and cash equivalents. Management fees for CTAC are due monthly in arrears at an annual rate of 1.0% of the month-end value of the CTAC’s net assets. Carlyle Aviation Partners’ funds have varying management fee arrangements depending on the strategy of the particular fund. Under the strategic advisory services agreement with Fortitude, the Company earns a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed upon range based on Fortitude’s overall profitability and is due quarterly in arrears. Management fees for certain of our perpetual capital strategies and separately managed accounts in Global Credit have annual rates that generally range from 0.10% to 0.75%, which are charged based on invested capital or the fair value of the underlying assets, though management fee arrangements vary depending on the strategy of the particular account.
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
Transaction and advisory fees allocable to funds that do not pay fund management fees do not have a rebate offset. The
Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global
Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of
$21.1 million and $25.1 million for the three months ended September 30, 2025 and 2024, respectively, and $143.6 million and
$75.1 million for the nine months ended September 30, 2025 and 2024, respectively, net of rebate offsets as defined in the respective fund limited partnership agreements.
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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return, and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of September 30, 2025 and December 31, 2024, the
Company accrued $44.6 million and $44.0 million, respectively, for giveback obligations.
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $146.9 million and $158.0 million for the three months ended September 30, 2025 and 2024, respectively, and $412.4 million and $449.9 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in interest and other income of Consolidated
Funds in the accompanying condensed consolidated statements of operations.
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
Compensation and Benefits
Cash-Based Compensation and Benefits – Cash-based compensation and benefits includes salaries, bonuses
(discretionary awards and guaranteed amounts), performance payment arrangements, and benefits paid and payable to Carlyle employees. Bonuses are accrued over the service period to which they relate.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees and certain other interests earned is due to employees and advisors of the Company. These amounts are accounted for as profit sharing interests in compensation expense in a systematic and rational manner in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. The liability is measured assuming the hypothetical liquidation of the associated funds’ underlying investments as of the measurement date. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As any vesting requirement is accelerated upon realization, the service period is not considered substantive when recording the liability based on the hypothetical liquidation value. As of September 30, 2025 and December 31, 2024, the Company recorded a liability of $4.7 billion and
$4.8 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.
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
Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company analyzes its tax filing positions in all of the U.S. federal, state, local, and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes.
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
In certain cases, debt and equity securities (including corporate treasury investments) are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments.
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
Investments in Operating Companies and Real Assets – The fair values of private investments in operating companies and real assets are generally determined by reference to the income approach (including the discounted cash flow method and the income capitalization method) and the market approach (including the comparable publicly traded company method and the comparable transaction method). Valuations under these approaches are typically derived by reference to investment-specific inputs (such as projected cash flows, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and net operating income) combined with market-based inputs (such as discount rates,
EBITDA multiples and capitalization rates). In many cases, the investment-specific inputs are unaudited at the time received. Management may also adjust the market-based inputs to account for differences between the subject investment and the companies, assets or investments used to derive the market-based inputs. Adjustments to observable valuation measures are frequently made upon the initial investment to calibrate the initial investment valuation to industry observable inputs. Such adjustments are made to align the investment to observable industry

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
inputs for differences in size, profitability, projected growth rates, geography, capital structure, and other factors as applicable. The adjustments are then reviewed with each subsequent valuation to assess how the investment has evolved relative to the observable inputs. Additionally, the investment may be subject to certain specific risks and/or development milestones which are also taken into account in the valuation assessment. Option pricing models and similar tools may also be considered but do not currently drive a significant portion of operating company or real asset valuations and are used primarily to value warrants, derivatives, certain restrictions, and other atypical investment instruments.
Credit-Oriented Investments – The fair values of credit-oriented investments (including corporate treasury investments) are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Specifically, for investments in distressed debt and corporate loans and bonds, the fair values are generally determined by valuations of comparable investments.
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
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies, and templates prepared by the Company’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Company’s Chief Accounting Officer. The valuation group is responsible for maintaining the Company’s valuation policy and related guidance, templates, and systems that are designed to be consistent with the guidance found in ASC 820. These valuations, inputs, and preliminary conclusions are reviewed by the fund management teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which include the respective fund head(s), segment head, chief financial officer, and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which includes the Company’s Chief Executive Officer, Chief Risk
Officer, Chief Financial Officer, Chief Accounting Officer, and the business segment heads, and is observed by the Chief
Compliance Officer, the Chief Audit Executive, the Company’s Audit Committee, and others. Additionally, each quarter a sample of valuations are reviewed by external valuation firms. Valuations of the funds’ investments are used in the calculation of accrued performance allocations, or “carried interest.”

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Investments, at Fair Value
Investments include (i) the Company’s ownership interests (typically general partner interests) in the Funds, including the
Company’s investment in Fortitude held through Carlyle FRL (which are accounted for as equity method investments), (ii) the
Company’s investment in NGP (which is accounted for as an equity method investment), (iii) the investments held by the
Consolidated Funds (which are presented at fair value in the Company’s condensed consolidated financial statements), and (iv)
certain credit-oriented investments, including investments in the CLOs and the common shares of Carlyle Secured Lending,
Inc. (“CGBD,” see Note 4, Investments, and Note 9, Related Party Transactions, for more information), which are accounted for as trading securities.
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
Restricted Cash
Restricted cash primarily represents cash held by the Company’s foreign subsidiaries due to certain government regulatory capital requirements as well as certain amounts held on behalf of Carlyle funds. As of September 30, 2025 and
December 31, 2024, the Company held restricted cash of $4.7 million and $0.5 million, respectively, which are included in
Deposits and other in the condensed consolidated balance sheets.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase
(“Repurchase Agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under Repurchase Agreements on terms that permit the counterparties to repledge or resell the securities to others. As of September 30, 2025, $325.9 million of securities were transferred to counterparties under Repurchase Agreements and are included within investments in the condensed consolidated balance sheets. Cash received under Repurchase Agreements is recognized as a liability within debt obligations in the condensed consolidated balance sheets. See Note 6, Borrowings, for additional information.
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
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) comprise foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of September 30, 2025 and December 31, 2024 were as follows:

	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Currency translation adjustments	$(192.4)	$(327.9)
Unrealized losses on defined benefit plans	(4.1)	(1.9)
Total	$(196.5)	$(329.8)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are translated at period-end rates of exchange, and the condensed consolidated statements of operations are translated at rates of exchange in effect throughout the period. Foreign currency gains
(losses) resulting from transactions outside of the functional currency of an entity of $2.9 million and $(10.2) million for the three months ended September 30, 2025 and 2024, respectively, and $(22.2) million and $(9.2) million for the nine months ended September 30, 2025 and 2024, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
3. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy levels as disclosed in Note 2, Summary of Significant Accounting Policies, as of September 30, 2025:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds(1):
Equity securities(2)	$68.5	$12.3	$943.5	$1,024.3
Bonds	—	—	634.6	634.6
Loans	—	—	8,089.5	8,089.5
	68.5	12.3	9,667.6	9,748.4
Investments in CLOs and other:
Investments in CLOs	—	—	380.7	380.7
Other investments(3)	130.2	21.2	6.7	158.1
Foreign currency forward contracts	—	5.9	—	5.9
Subtotal	$198.7	$39.4	$10,055.0	$10,293.1
Investments measured at net asset value				1,341.7
Total				$11,634.8
Liabilities
Loans payable of Consolidated Funds(4)(5)	$—	$—	$8,208.7	$8,208.7
Foreign currency forward contracts	—	4.4	—	4.4
Total	$—	$4.4	$8,208.7	$8,213.1
(1)This balance excludes $1.3 billion of Investments of Consolidated Funds that are included in Investments measured at net asset value, which relate to certain consolidated investment fund of funds in the Company’s Carlyle AlpInvest segment.
(2)This balance includes $845.3 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs as of September 30, 2025.
(3)The Level III balance excludes $63.0 million related to three corporate investments in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to
ASC 321, Investments–Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(4)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interest held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(5)Loans payable of Consolidated Funds balance excludes $928.9 million of senior notes measured at amortized cost and a
$61.9 million revolving credit balance, which related to certain consolidated investment fund of funds in the Company’s Carlyle
AlpInvest segment.

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

	Financial Assets
	Three Months Ended September 30, 2025
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$910.1	$569.7	$7,964.7	$366.9	$66.3	$9,877.7
Initial consolidation/deconsolidation of funds(1)	—	(87.7)	(920.6)	(0.7)	—	(1,009.0)
Purchases	78.6	253.0	3,601.0	27.7	0.6	3,960.9
Sales and distributions	(11.1)	(102.8)	(2,023.6)	(18.8)	(58.2)	(2,214.5)
Settlements	—	—	(529.3)	—	—	(529.3)
Realized and unrealized gains (losses), net
Included in earnings	(34.1)	2.5	(1.8)	10.1	(2.0)	(25.3)
Included in other comprehensive income	—	(0.1)	(0.9)	(4.5)	—	(5.5)
Balance, end of period	$943.5	$634.6	$8,089.5	$380.7	$6.7	$10,055.0
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(39.2)	$1.0	$(1.0)	$8.3	$(4.7)	$(35.6)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$0.1	$0.6	$(3.9)	$—	$(3.2)

	Financial Assets
	Nine Months Ended September 30, 2025
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$572.0	$465.1	$6,431.4	$378.9	$85.1	$7,932.5
Initial consolidation/deconsolidation of funds(2)	—	(140.3)	(1,176.7)	23.5	—	(1,293.5)
Transfer out related to the Exchange(3)	—	—	—	—	(50.4)	(50.4)
Purchases	406.4	536.2	7,119.7	30.9	60.6	8,153.8
Sales and distributions	(39.6)	(287.1)	(3,354.0)	(100.6)	(89.4)	(3,870.7)
Settlements	—	(0.6)	(1,238.4)	—	—	(1,239.0)
Realized and unrealized gains (losses), net
Included in earnings	4.7	6.4	(62.7)	23.9	0.8	(26.9)
Included in other comprehensive income	—	54.9	370.2	24.1	—	449.2
Balance, end of period	$943.5	$634.6	$8,089.5	$380.7	$6.7	$10,055.0
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(1.9)	$2.8	$(49.1)	$22.8	$1.0	$(24.4)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$26.3	$193.0	$24.7	$—	$244.0
(1)As a result of the initial consolidation of three funds and deconsolidation of one fund during the three months ended September 30,
2025.
(2)As a result of the initial consolidation of four funds and deconsolidation of two funds during the nine months ended September 30,
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
(1)As a result of the deconsolidation of three funds during each of the three and nine months ended September 30, 2024.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended September 30,
	2025	2024
Balance, beginning of period	$7,923.0	$7,623.4
Initial consolidation/deconsolidation of funds(1)	(521.3)	(1,269.3)
Borrowings	3,446.7	591.6
Paydowns	(713.9)	(707.9)
Sales	(1,890.5)	—
Realized and unrealized (gains) losses, net
Included in earnings	(34.7)	(27.5)
Included in other comprehensive income	(0.6)	135.0
Balance, end of period	$8,208.7	$6,345.3
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(21.4)	$(19.1)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$1.9	$135.2

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Nine Months Ended September 30,
	2025	2024
Balance, beginning of period	$6,809.1	$6,298.6
Initial consolidation/deconsolidation of funds(2)	(801.4)	(1,269.3)
Borrowings	5,659.0	4,138.5
Paydowns	(1,555.5)	(1,174.3)
Sales	(2,243.7)	(1,741.9)
Realized and unrealized (gains) losses, net
Included in earnings	(74.0)	67.7
Included in other comprehensive income	415.2	26.0
Balance, end of period	$8,208.7	$6,345.3
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(35.9)	$71.1
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$452.4	$30.2
(1) As a result of the initial consolidation of three funds and deconsolidation of one fund during the three months ended
September 30, 2025, and the deconsolidation of three funds during the  three months ended September 30, 2024.
(2) As a result of the initial consolidation of four funds and deconsolidation of two funds during the nine months ended
September 30, 2025, and the deconsolidation of three funds during the nine months ended September 30, 2024.
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
The following table summarizes quantitative information about the Company’s Level III inputs as of September 30, 2025:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from Increase in Input
(Dollars in millions)	September 30, 2025
Assets
Investments of Consolidated Funds:
Equity securities	$1.6	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 22.02 (0.17)	Higher
	797.3	Discounted Cash Flow	Discount Rates	7% - 19% (11%)	Lower
			Terminal Growth Rate	0% - 11% (4%)	Higher
		Comparable Multiple	EBITDA Multiple	1.4x - 23.4x (12.6x)	Higher
			TCF Multiple	25.8x - 25.8x (25.8x)	Higher
	1.6	Comparable Multiple	Market Approach	9.0x - 9.0x (9.0x)	Higher
	108.1	Discounted Cash Flow	Discount Rates	7% - 43% (17%)	Lower
			Constant Prepayment Rate	6% - 21% (9%)	Lower
			Constant Default Rate	0% - 6% (2%)	Lower
			Recovery Rate	0% - 40% (24%)	Higher
	34.9	Other(1)	N/A	N/A	N/A

Bonds	634.6	Consensus Pricing	Indicative Quotes (% of Par)	27 - 106 (96)	Higher
Loans	7,859.7	Consensus Pricing	Indicative Quotes (% of Par)	0 - 101 (98)	Higher
	194.3	Discounted Cash Flow	Discount Rates	7% - 20% (10%)	Lower
	3.7	Discounted Cash Flow	Discount Rates	14% - 14% (14%)	Lower
			Constant Prepayment Rate	8% - 14% (11%)	Lower
			Constant Default Rate	1% - 1% (1%)	Lower
			Recovery Rate	0% - 0% (0%)	Higher
	31.8	Other(1)	N/A	N/A	N/A
9,667.6
Investments in CLOs:
Senior secured notes	325.2	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	93 - 101 (100)	Higher
			Discount Margins (Basis Points)	80 - 1,062 (208)	Lower
			Default Rates	2% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Subordinated notes and preferred shares	55.5	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	0 - 89 (41)	Higher
			Discount Rates	(3)% - 30% (9%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Other investments:
Aviation subordinated notes	6.3	Discounted Cash Flow	Discount Rates	21% - 21% (21%)	Lower
	0.4	Other(1)	N/A	N/A	N/A
Total	$10,055.0
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$7,896.6	Other(2)	N/A	N/A	N/A
Subordinated notes and preferred shares	312.1	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	12 - 89 (70)	Higher
			Discount Rates	5% - 23% (9%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Total	$8,208.7

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
4. Investments
Investments consist of the following:

	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Accrued performance allocations	$6,956.3	$7,053.5
Principal equity method investments, excluding performance allocations	2,942.5	3,292.3
Principal investments in CLOs	380.7	378.9
Other investments	235.9	212.0
Total	$10,515.4	$10,936.7
Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Global Private Equity	$4,352.3	$4,910.2
Global Credit	721.1	527.1
Carlyle AlpInvest	1,882.9	1,616.2
Total	$6,956.3	$7,053.5
Approximately 17% and 20% of accrued performance allocations at September 30, 2025 and December 31, 2024, respectively, was related to Carlyle Partners VII, L.P., one of the Company’s Global Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee related compensation (see Note 7, Accrued Compensation and Benefits), and accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Global Private Equity	$(19.1)	$(18.5)
Global Credit	(25.5)	(25.5)
Total	$(44.6)	$(44.0)
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Global Private Equity(1)	$1,431.2	$1,818.0
Global Credit(2)	1,152.1	1,157.0
Carlyle AlpInvest	359.2	317.3
Total	$2,942.5	$3,292.3
(1)The balance includes $642.2 million and $912.0 million as of September 30, 2025 and December 31, 2024, respectively, related to the Company’s equity method investments in NGP.
(2)The balance includes $739.5 million and $723.5 million as of September 30, 2025 and December 31, 2024, respectively, related to the Company’s investment in Fortitude.
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
In November 2024, Fortitude declared and paid a $200.0 million dividend, of which Carlyle FRL’s share was
$76.9 million. The Company received a distribution from Carlyle FRL of $21.0 million related to this dividend, of which
$7.9 million was recognized as realized principal investment income, and the balance as return of capital. In September 2025,
Fortitude declared and paid a $300.0 million dividend, $31.4 million of which was distributed to the Company from Carlyle
FRL and recognized as realized principal investment income on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025. As of September 30, 2025, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude at fair value, was $739.5 million, relative to equity invested of $666.8 million.
The Company has an asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of September 30, 2025, Fortitude, its affiliates and certain Fortitude reinsurance counterparties have committed approximately $23.3 billion of capital to-date to various Carlyle strategies. On April 1, 2022, the Company entered into a strategic advisory services agreement with certain subsidiaries of Fortitude through Carlyle Insurance Solutions Management L.L.C. (“CISM”), an investment adviser. Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Third-party investors who participated in the March 2022 capital raise also made a minority investment in CISM, which is reflected as non-controlling interest in consolidated entities in the condensed consolidated financial statements.
Investment in NGP
The Company has equity interests in NGP Management Company, L.L.C. (“NGP Management”), the general partners of certain carry funds advised by NGP, and principal investments in certain NGP funds as described below. These investments are included in the Global Private Equity segment. NGP Management serves as the investment advisor to the NGP Energy Funds.
The Company does not control NGP and accounts for its investments in NGP under the equity method of accounting.
The Company’s investments in NGP as of September 30, 2025 and December 31, 2024 are as follows:

	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Investment in NGP Management	$256.0	$369.2
Investments in NGP general partners - accrued performance allocations	341.2	489.4
Principal investments in NGP funds	45.0	53.4
Total investments in NGP	$642.2	$912.0
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
The net investment income (loss) recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Management fee related revenues from NGP Management	$15.0	$20.8	$46.5	$57.3
Expenses related to the investment in NGP Management	(3.6)	(3.5)	(10.8)	(10.5)
Amortization of basis differences and impairment of investment in NGP Management	(8.7)	—	(110.0)	—
Net investment income from NGP Management	$2.7	$17.3	$(74.3)	$46.8
Management fee related revenues from NGP Management were primarily driven by NGP XI, NGP XII, and NGP XIII during the three and nine months ended September 30, 2025 and 2024. These funds calculate management fees as 1.5% of the limited partners’ commitments less any return of capital or write-offs during the investment period. Following the investment period, the basis on which fund management fees are generally calculated is further reduced by a reserve for future management fees and operating costs.
Investment in the General Partners of NGP Carry Funds. As referenced above, the Company’s investment in the general partners of the NGP Carry Funds entitle it to up to 47.5% of the performance allocations received by NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income
(loss) from equity method investments rather than performance allocations in its condensed consolidated statements of operations. The Company recognized net investment earnings (losses) related to these performance allocations of $23.8 million and $14.9 million for the three months ended September 30, 2025 and 2024, respectively, and $22.9 million and $33.2 million for the nine months ended September 30, 2025 and 2024, respectively, in its condensed consolidated statements of operations.
The nine months ended September 30, 2025 included the $38.0 million reduction related to the Restructuring.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The
Company recognized net investment earnings (losses) related to principal investment income (loss) in its condensed consolidated statements of operations of $3.3 million and $2.5 million for the three months ended September 30, 2025 and
2024, respectively, and $8.8 million and $5.2 million for the nine months ended September 30, 2025 and 2024, respectively.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of September 30, 2025 and December 31, 2024 were $380.7 million and $378.9 million, respectively, and consisted of investments in CLO senior and subordinated notes. A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 6, Borrowings). As of September 30, 2025 other investments include the Company’s investment in common shares of CGBD at fair value of $37.6 million. As of December 31, 2024, other investments include the Company’s investment in preferred shares of CGBD (the “BDC Preferred Shares”) at fair value of
$53.4 million, which were exchanged for common shares effective March 27, 2025 (see Note 9, Related Party Transactions).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Performance allocations
Realized	$49.4	$266.4	$499.0	$804.0
Unrealized	(656.1)	1,519.1	(244.0)	1,022.7
	(606.7)	1,785.5	255.0	1,826.7
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	59.6	38.1	208.5	135.5
Unrealized	8.4	65.4	(147.8)	71.6
	68.0	103.5	60.7	207.1
Principal investment income (loss) from investments in CLOs and other investments
Realized	1.1	(4.7)	0.7	4.5
Unrealized(1)	18.6	(52.8)	18.4	(4.4)
	19.7	(57.5)	19.1	0.1
Total	$(519.0)	$1,831.5	$334.8	$2,033.9
(1)The three and nine months ended September 30, 2024 each included the reversal of $48.5 million of previously recorded unrealized investment income on the BDC Preferred Shares (see Note 9, Related Party Transactions for more information). The nine months ended September 30, 2024 included investment gain of $5.3 million associated with the remeasurement of corporate investments, resulting from observable price changes pursuant to ASC 321, Investments–Equity Securities.
The performance allocations included in revenues are derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Global Private Equity	$(781.4)	$1,625.8	$(219.5)	$1,447.3
Global Credit	93.3	58.7	223.1	170.0
Carlyle AlpInvest	81.4	101.0	251.4	209.4
Total	$(606.7)	$1,785.5	$255.0	$1,826.7
The following tables summarize the funds that are the primary drivers of performance allocations for the three and nine months ended September 30, 2025 and 2024, as well as the total revenue recognized, including performance allocations as well as fund management fees and principal investment income:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(Dollars in millions)			(Dollars in millions)
Global Private Equity	Carlyle Asia Partners V, L.P.	$(257.2)	Global Private Equity	Carlyle Partners VII, L.P.	$(110.2)
Global Private Equity	Carlyle Partners VII, L.P.	(557.9)	Global Private Equity	Carlyle Asia Partners V, L.P.	(197.4)

Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(Dollars in millions)			(Dollars in millions)
Global Private Equity	Carlyle Partners VII, L.P.	$1,228.8	Global Private Equity	Carlyle Partners VII, L.P.	$1,258.9
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Global Private Equity	$39.4	$58.0	$(13.0)	$124.1
Global Credit	12.8	30.5	31.5	61.5
Carlyle AlpInvest	15.8	15.0	42.2	21.5
Total	$68.0	$103.5	$60.7	$207.1
Principal investment income for Global Private Equity for the nine months ended September 30, 2025 included the impairment charge related to the investment in NGP Management of $92.5 million and the reduction in accrued performance allocations from NGP Carry Funds of $38.0 million related to the Restructuring. Principal investment income for Global Private
Equity for the three and nine months ended September 30, 2024 included the Company’s equity income allocation from NGP performance allocations of $14.9 million and $33.2 million, respectively.
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the nine months ended September 30, 2025, the Company became the primary beneficiary of four additional CLOs. Investments in Consolidated Funds as of September 30, 2025 and December 31, 2024 also included
$845.3 million and $441.9 million, respectively, related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Interest income from investments	$146.9	$158.0	$412.4	$449.9
Other income	16.5	22.1	47.4	60.7
Total	$163.4	$180.1	$459.8	$510.6
Net Investment Income (Loss) of Consolidated Funds
Net investment income (loss) of Consolidated Funds includes net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of Net investment income (loss) of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$88.5	$(24.9)	$100.1	$58.1
Gains (losses) from liabilities of CLOs	34.7	27.4	76.0	(67.7)
Total	$123.2	$2.5	$176.1	$(9.6)
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Realized gains (losses)	$58.5	$(4.5)	$33.6	$(49.1)
Net change in unrealized gains (losses)	30.0	(20.4)	66.5	107.2
Total	$88.5	$(24.9)	$100.1	$58.1
5. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of September 30, 2025 and December 31,
2024:

	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Acquired contractual rights	$928.2	$922.7
Accumulated amortization	(492.8)	(392.2)
Finite-lived intangible assets, net	435.4	530.5
Goodwill	104.6	103.6
Intangible Assets, net	$540.0	$634.1
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
Intangible asset amortization expense was $32.8 million and $32.7 million for the three months ended September 30,
2025 and 2024, respectively, and $98.2 million and $98.0 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the U.S. dollar. Any corresponding currency translation is recorded in accumulated other comprehensive income (loss).
The following table summarizes the expected amortization expense for 2025 through 2029 and thereafter (Dollars in millions):

Year ending December 31,
2025 (excluding the nine months ended September 30, 2025)	$33.0
2026	131.8
2027	121.7
2028	114.5
2029	31.9
Thereafter	2.5
$435.4
6. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The
Company’s debt obligations consist of the following:

	September 30, 2025		December 31, 2024
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$339.3	$337.0	$289.4	$288.0
3.500% Senior Notes Due 9/19/2029	425.0	423.2	425.0	422.9
5.050% Senior Notes Due 9/19/2035	800.0	791.0	—	—
5.625% Senior Notes Due 3/30/2043	600.0	600.5	600.0	600.5
5.650% Senior Notes Due 9/15/2048	350.0	346.7	350.0	346.6
4.625% Subordinated Notes Due 5/15/2061	500.0	485.8	500.0	485.5
Total debt obligations	$3,014.3	$2,984.2	$2,164.4	$2,143.5
Senior Credit Facility
As of September 30, 2025, the senior credit facility included $1.0 billion in a revolving credit facility, which was amended in May 2025 to extend the maturity date from April 29, 2027 to May 29, 2030. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50%
per annum (at September 30, 2025, the interest rate was 5.23%). The Company made no borrowings under the revolving credit facility during the three and nine months ended September 30, 2025 and 2024, and there was no amount outstanding as of
September 30, 2025.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Global Credit Revolving Credit Facility
Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. As currently amended, the Global Credit Revolving Credit Facility provides for a revolving line of credit with a capacity of $300 million, which matures in September 2027, and a second revolving line of credit with a capacity of $200 million, which the Company amended in August 2025 to extend the maturity date to August 19, 2026.
The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. During the three and nine months ended September 30, 2025, the Company made no borrowings under the Global
Credit Revolving Credit Facility. During the three months ended September 30, 2024, the Company made no borrowings under the Global Credit Revolving Credit Facility. During the nine months ended September 30, 2024, the Company made borrowings under the Global Credit Revolving Credit Facility of $5.0 million and €5.0 million, which were repaid during the period. As of September 30, 2025, there was no borrowing outstanding under the Global Credit Revolving Credit Facility.
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding September 30, 2025	Borrowing Outstanding December 31, 2024	Maturity Date (1)	Interest Rate as of September 30, 2025
February 28, 2017	$13.4	$23.5	September 21, 2029	4.56%	(2)
December 6, 2017	—	25.5	N/A	N/A	(5)
March 15, 2019	1.9	1.7	March 15, 2032	10.12%	(3)
August 20, 2019	4.2	3.7	August 15, 2032	6.77%	(3)
September 15, 2020	19.3	18.4	April 15, 2033	3.63%	(3)
January 8, 2021	21.9	19.2	January 15, 2034	4.52%	(3)
March 30, 2021	14.3	16.5	March 15, 2032	3.90%	(3)
April 21, 2021	3.8	3.3	April 15, 2033	7.87%	(3)
May 21, 2021	6.8	11.6	November 17, 2031	3.56%	(3)
June 4, 2021	22.0	19.4	January 16, 2034	4.31%	(3)
June 10, 2021	1.4	1.2	November 17, 2031	4.89%	(3)
July 15, 2021	16.4	14.5	July 15, 2034	4.32%	(3)
July 20, 2021	21.9	19.3	July 20, 2034	4.30%	(3)
August 4, 2021	14.5	15.6	August 15, 2032	3.86%	(3)
October 27, 2021	25.5	22.5	October 15, 2035	4.43%	(3)
January 6, 2022	22.0	19.4	February 15, 2035	4.42%	(3)
February 22, 2022	22.1	19.5	November 10, 2035	4.46%	(3)
September 5, 2023	—	5.1	N/A	N/A	(5)
April 25, 2024	19.5	17.2	April 25, 2037	4.81%	(3)
December 19, 2024	16.6	12.3	January 15, 2039	4.64%	(3)
March 10, 2025	22.0	—	April 15, 2038	4.51%	(3)
July 10, 2025	27.5	—	August 15, 2038	4.46%	(4)
August 19, 2025	22.3	—	October 15, 2038	4.66%	(4)
	$339.3	$289.4
(1)Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)Incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)Incurs interest at the average effective interest rate of each class of purchased securities plus 0.50% spread percentage.
(4)Incurs interest at the average effective interest rate of each class of purchased securities plus 0.55% spread percentage.
(5)Term loan was fully repaid during the nine months ended September 30, 2025.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended September 30, 2025 and 2024 was $3.7 million and $6.2 million, respectively. Interest expense for the nine months ended September 30, 2025 and 2024 was $11.5 million and $19.2 million, respectively. The fair value of the outstanding balance of the CLO term loans at September 30, 2025 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.
European CLO Financing – February 28, 2017
A subsidiary of the Company is a party to a financing agreement with several financial institutions. As of September 30,
2025, the financing agreement provided the Company with a term loan of €11.4 million ($13.4 million at September 30, 2025).
This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in
2014 and 2015. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (4.56% at September 30, 2025).
Master Credit Agreement – Term Loans
The Company assumed liabilities under master credit agreements previously entered into by CBAM under which a financial institution provided term loans to CBAM for the purchase of eligible interests in CLOs. Term loans issued under these master credit agreements are secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans generally bear interest at SOFR plus a weighted average spread over SOFR on the CLO notes, which is due quarterly. As of September 30, 2025, all outstanding CLO term loans under this agreement have been repaid.
CLO Repurchase Agreements
On February 5, 2019, the Company entered into a master credit facility agreement (the “Carlyle CLO Financing Facility”)
to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Each transaction entered into under the Carlyle CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of September 30,
2025, €214.1 million ($251.5 million) was outstanding under the Carlyle CLO Financing Facility. Additional borrowings may be made on terms agreed upon by the Company and the counterparty subject to the terms and conditions of the Carlyle CLO
Financing Facility.
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
The Company assumed liabilities under a master credit facility agreement previously entered into by CBAM (the
“CBAM CLO Financing Facility,” together with the Carlyle CLO Financing Facility, the “CLO Financing Facilities”) to
finance a portion of the risk retention investments in certain European CLOs managed by CBAM. The maximum facility amount is €100.0 million, but may be expanded on such terms agreed upon by the Company and the counterparty subject to the

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
terms and conditions of the CBAM CLO Financing Facility. Each transaction entered into under the CBAM CLO Financing
Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of September 30, 2025, €63.4 million ($74.4 million) was outstanding under the CBAM CLO Financing Facility.
Senior Notes
The Company and certain indirect subsidiaries of the Company have issued long term borrowings in the form of senior notes, on which interest is payable semi-annually in arrears. The following table provides information regarding these senior notes (Dollars in millions):

				Interest Expense
		Fair Value (1) As of		Three Months Ended September 30,		Nine Months Ended September 30,
	Aggregate Principal Amount	September 30, 2025	December 31, 2024	2025	2024	2025	2024
3.500% Senior Notes Due 9/19/2029 (2)	$425.0	$413.2	$401.2	$3.8	$3.8	$11.5	$11.5
5.050% Senior Notes Due 9/19/2035 (3)	800.0	797.7	—	1.3	—	1.3	—
5.625% Senior Notes Due 3/30/2043 (4)	600.0	603.1	589.5	8.4	8.4	25.3	25.3
5.650% Senior Notes Due 9/15/2048 (5)	350.0	348.5	338.1	4.9	4.9	14.9	14.9
				$18.4	$17.1	$53.0	$51.7
(1)Including accrued interest. Fair value is based on indicative quotes and the notes are classified as Level II within the fair value hierarchy.
(2)Issued in September 2019 at 99.841% of par.
(3)Issued in September 2025 at 99.767% of par.
(4)Issued $400.0 million in aggregate principal at 99.583% of par in March 2013. An additional $200.0 million in aggregate principal was issued at 104.315% of par in March 2014, and is treated as a single class with the outstanding $400.0 million in senior notes previously issued.
(5)Issued in September 2018 at 99.914% of par.
The issuers may redeem the senior notes, in whole at any time or in part from time to time, at a price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on any notes being redeemed (less interest accrued to the date of redemption)
discounted to the redemption date on a semiannual basis at the Treasury Rate plus 40 basis points (30 basis points in the case of the 3.500% senior notes and 20 basis points in the case of the 5.050% senior notes), plus in each case accrued and unpaid interest on the principal amounts being redeemed.

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
As of September 30, 2025 and December 31, 2024, the fair value of the Subordinated Notes was $359.6 million and
$356.4 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For both the three months ended September 30, 2025 and 2024, the Company incurred $5.8 million of interest expense on the Subordinated Notes. For both the nine months ended September 30, 2025 and 2024, the Company incurred
$17.6 million of interest expense on the Subordinated Notes.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of September 30, 2025.
Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the CLOs.
As of September 30, 2025 and December 31, 2024, the following borrowings were outstanding (Dollars in millions):

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of September 30, 2025
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(1)	$8,889.2	$8,825.5	5.44%		10.74
Subordinated notes	371.1	312.1	N/A	(3)	9.82
Revolving credit facilities(2)	61.9	61.9	6.81%		3.73
Total	$9,322.2	$9,199.5

	As of December 31, 2024
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$6,732.8	$6,598.8	5.72%		9.18
Subordinated notes	229.9	210.3	N/A	(3)	9.15
Revolving credit facilities(2)	55.1	55.1	7.01%		4.53
Total	$7,017.8	$6,864.2
(1)Borrowing Outstanding as of September 30, 2025 includes $928.9 million of senior secured notes that are measured at amortized cost, which approximates fair value. These senior secured notes are classified as Level III within the fair value hierarchy.
(2)Fair Value as of September 30, 2025 and December 31, 2024 reflects the amortized cost of outstanding revolving credit balances which approximates fair value.
(3)The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the
CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of September 30, 2025 and December 31, 2024, the fair value of the CLO assets was $9.6 billion and $7.9 billion, respectively.
7. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$4,701.7	$4,819.7
Accrued bonuses	228.0	335.5
Realized performance allocations and incentive fee related compensation not yet paid	225.8	183.8
Other	132.9	107.6
Total	$5,288.4	$5,446.6

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Realized	$62.9	$196.8	$505.2	$578.5
Unrealized	(387.5)	954.2	(214.8)	643.9
Total	$(324.6)	$1,151.0	$290.4	$1,222.4
8. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments totaling $4.0 billion as of September 30,
2025, of which approximately $3.4 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of
September 30, 2025, the Company had no material commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the
Company are the guarantors of revolving credit facilities for certain funds in the Carlyle AlpInvest segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the total of net asset value of the guarantor subsidiaries plus any uncalled capital of the applicable general partner. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote. The Company had no material outstanding guarantees under the credit facilities as of September 30, 2025.
Certain consolidated subsidiaries of the Company were the guarantors of a credit agreement for a fund in the Carlyle
AlpInvest segment, with a maximum potential amount to be funded of $25.0 million. The credit agreement and related guarantee expired in August 2025 with no funding required by the Company.
Contingent Obligations (Giveback)
A liability for potential repayment of previously received performance allocations of $44.6 million at September 30, 2025 was shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2025. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2, Summary of Significant Accounting Policies). The Company had
$11.5 million of unbilled receivables from former and current employees and senior Carlyle professionals as of September 30,
2025 related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $153.9 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of September 30, 2025. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of September 30, 2025, approximately $11.5 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $33.1 million.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
If, at September 30, 2025, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be
$1.5 billion, on an after-tax basis where applicable, of which approximately $0.6 billion would be the responsibility of current and former senior Carlyle professionals.
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
The Authentix Matter
Authentix, Inc. (“Authentix”) was a majority-owned portfolio company in one of the Company’s investment funds,
Carlyle U.S. Growth Fund III, L.P. (“CGF III”). When Authentix was owned by CGF III, two of the Company’s employees served on Authentix’s board of directors. After a lengthy sale process, Authentix was sold for an aggregate sale price of
$87.5 million. On August 7, 2020, certain of the former minority shareholders in Authentix filed suit in Delaware Chancery
Court, alleging that the Authentix board of directors, CGF III, and the Company breached various fiduciary duties by agreeing to a sale of Authentix at an inopportune time and at a price that was too low. A trial before the Delaware Court of Chancery was completed in early February 2024, and a decision was rendered in favor of the Company and all other defendants on all claims on January 8, 2025. The plaintiffs appealed the decision to the Delaware Supreme Court on March 13, 2025. Oral argument on the appeal was held on October 22, 2025, and a decision was rendered in favor of the Company and all other defendants on all claims on November 5, 2025.
The Tax Receivable Agreement Matter
The Company came into existence on January 1, 2020, when its predecessor, The Carlyle Group, L.P. (the “PTP”), converted from a partnership into a corporation (the “Conversion”). On July 29, 2022, an alleged stockholder of the Company, the City of Pittsburgh Comprehensive Municipal Trust Fund (the “original Plaintiff”), filed suit in the Delaware Court of
Chancery, alleging a direct claim against the Company for breach of its certificate of incorporation and a derivative claim on behalf of the Company against certain current and former officers and directors of the Company. As the original Plaintiff did not actually own shares on the date of the Conversion, it stipulated to the dismissal of the derivative claims in October of 2025 and the Court has allowed Charles Blackburn (together with the original Plaintiff, “Plaintiffs”) to intervene as a new plaintiff with respect to the derivative claims. The original Plaintiff continues as a plaintiff with respect to one direct claim. Plaintiffs challenge the receipt, by certain officers of the PTP and certain directors of the general partner of the PTP, of a right to cash payments associated with the elimination of a tax receivable agreement in connection with the Conversion. Plaintiffs are seeking monetary damages, restitution, and an injunction preventing the Company from making any future cash payments for the elimination of the tax receivable agreement in connection with the Conversion. By virtue of the derivative nature of the primary claims (i.e., that the claims are aimed primarily at certain officers and directors), it is unlikely that the Company itself will pay material damage awards based on the derivative claims, although the Company is expected to incur legal defense fees to the extent not covered by insurance. The Delaware Court issued a ruling on the defendant’s motion to dismiss on April 24,
2024, dismissing some of the original Plaintiff’s claims but allowing most of the claims to proceed to discovery and possibly to trial. The Company intends to contest the direct claims vigorously, and the officer and director defendants intend to continue contesting the derivative claims vigorously.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2025, the Company had recorded liabilities aggregating to approximately $35 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the
Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($18.8 million as of September 30, 2025)
for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
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
The Company and the funds make investments outside of the United States. Investments outside the United States may be subject to less developed bankruptcy, corporate, partnership and other laws (which may have the effect of disregarding or otherwise circumventing the limited liability structures potentially causing the actions or liabilities of one fund or a portfolio company to adversely impact the Company or an unrelated fund or portfolio company). Non-U.S. investments are subject to the same risks associated with the Company’s U.S. investments as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, difficulties in managing non-U.S. investments, potentially adverse tax consequences, and the burden of complying with a wide variety of foreign laws.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Furthermore, Carlyle is exposed to economic risk concentrations related to certain large investments as well as concentrations of investments in certain industries and geographies.
Additionally, the Company encounters credit risk. Credit risk is the risk of default by a counterparty in the Company’s investments in debt securities, loans, leases, and derivatives that result from a borrower’s, lessee’s, or derivative counterparty’s inability or unwillingness to make required or expected payments. The Company is subject to credit risk should a financial institution be unable to fulfill its obligations.
The Company considers cash, cash equivalents, securities, receivables, principal equity method investments, accounts payable, accrued expenses, other liabilities, loans, senior notes, assets, and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior notes, subordinated notes, and compensatory contingent and other consideration for acquisitions, the carrying amounts reported in the condensed consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior and subordinated notes is disclosed in Note 6, Borrowings.
9. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at September 30, 2025 and December 31,
2024:

	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Accrued incentive fees	$42.1	$33.7
Unbilled receivable for giveback obligations from current and former employees	11.5	11.5
Notes receivable and accrued interest from affiliates	26.7	46.2
Management fee receivable, net	267.4	296.4
Reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	393.5	417.8
Total	$741.2	$805.6
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to advisory fees receivable and expenses paid on behalf of these entities. These costs generally represent costs related to the pursuit of actual or proposed investments, professional fees, and expenses associated with the acquisition, holding, and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company may accrue and charge interest on amounts due from affiliate accounts at interest rates ranging up to 7.05% as of September 30, 2025. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable includes loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of September 30, 2025 and December 31, 2024 also include interest-
bearing loans of $19.1 million and $22.8 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (6.25% as of September 30,
2025) and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Due to Affiliates
The Company had the following due to affiliates balances at September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$5.8	$5.3
Due to non-consolidated affiliates	113.6	134.1
Amounts owed under the tax receivable agreement	71.6	77.2
Other	23.8	25.3
Total	$214.8	$241.9
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
Other Related Party Transactions
Aircraft Transactions
Entities controlled by our co-founders own aircraft that may be used for the Company’s business in the ordinary course of its operations. The hourly rates that the Company pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. The Company incurred fees for the use of these aircraft of $0.4 million and $1.4 million for the three and nine months ended September 30, 2025, respectively, and $0.6 million for both the three and nine months ended September 30, 2024. All payments were paid directly to the manager of the aircraft, and a significant portion of the payments were ultimately paid to or were for the benefit of certain co-founders.
BDC Preferred Shares
On May 5, 2020, the Company purchased 2,000,000 of the BDC Preferred Shares from CGBD in a private placement at a price of $25 per share. Prior to the Exchange, as defined and discussed below, dividends were payable on a quarterly basis in an initial amount equal to 7.0% per annum payable in cash, or, at CGBD’s option, 9.0% per annum payable in additional BDC
Preferred Shares. The BDC Preferred Shares were convertible at the Company’s option, in whole or in part, into the number of shares of common stock equal to $25 per share plus any accumulated but unpaid dividends divided by an initial conversion price of $9.50 per share, subject to certain adjustments.
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
The Company received the final dividend distribution related to its BDC Preferred Shares in the first quarter of 2025. For the three months ended September 30, 2024, the Company recorded dividend income from the BDC Preferred Shares of
$0.9 million. For the nine months ended September 30, 2025 and 2024, the Company recorded dividend income from the BDC

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Preferred Shares of $0.8 million and $2.6 million, respectively. This was included in Interest and other income in the condensed consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which was recorded at fair value using Level III inputs based on the estimated conversion value, was $53.4 million as of December 31, 2024, and was included in Investments, including accrued performance allocations, in the condensed consolidated balance sheets.
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
The Company does business with some of its portfolio companies; all such arrangements are on a negotiated basis.
Substantially all revenue is earned from affiliates of Carlyle.
10. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Provision (benefit) for income taxes	$(26.7)	$173.1	$98.2	$264.5

Effective tax rate	(31)%	22%	14%	23%
The effective tax rate for the three months ended September 30, 2025 and 2024 primarily comprised the 21% U.S. federal corporate income tax rate, the impact of U.S. state and foreign income taxes and disallowed executive compensation, offset by non-controlling interest and equity-based compensation deductions. The effective tax rate for the three months ended
September 30, 2025 was negative primarily due to the tax benefit from the pretax loss incurred prior to the effect of non-
controlling interest and due to the deduction related to the excess tax benefit from the vesting of restricted stock units in the quarter. The effective tax rate for the nine months ended September 30, 2025 and 2024 primarily comprised the 21% U.S.
federal corporate income tax rate, the impact of U.S. state and foreign income taxes, and disallowed executive compensation, primarily offset by equity-based compensation deductions and non-controlling interest. The effective tax rate for the nine months ended September 30, 2024 also includes an increase related to other non-deductible expenses.
As of September 30, 2025 and December 31, 2024, the Company had federal, state, local and foreign taxes payable of
$90.6 million and $46.2 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. With a few exceptions, as of September 30, 2025, the Company’s U.S. federal income tax returns for the years 2021 through 2024 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2019 to 2024. Foreign tax returns are generally subject to audit from 2011 to
2024. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA extends several provisions from the 2017 Tax Cuts and Jobs Act along with other domestic and international corporate tax provisions. The
OBBBA did not have a material impact on the Company’s provision for income taxes for the three and nine months ended
September 30, 2025, but the Company will continue to monitor as additional guidance is released by U.S. Department of the
Treasury, the Internal Revenue Service, and other standard-setting bodies.
11. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$812.9	$407.1
Non-Carlyle interests in majority-owned subsidiaries	412.2	334.2
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	0.4	(0.6)
Non-controlling interests in consolidated entities	$1,225.5	$740.7
The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$91.3	$8.3	$113.2	$16.7
Non-Carlyle interests in majority-owned subsidiaries	20.3	11.7	35.6	37.6
Non-controlling interest in carried interest, giveback obligations and cash held for carried interest distributions	—	—	(0.2)	—
Non-controlling interests in income of consolidated entities	$111.6	$20.0	$148.6	$54.3

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
12. Earnings Per Common Share
Basic and diluted net income per common share are calculated as follows:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$900,000	$900,000	$450,600,000	$450,600,000
Weighted-average common shares outstanding	360,065,837	376,487,705	359,965,320	369,932,801
Net income per common share	$0.00	$0.00	$1.25	$1.22

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$595,700,000	$595,700,000	$809,500,000	$809,500,000
Weighted-average common shares outstanding	357,689,521	364,789,752	358,966,961	367,073,705
Net income per common share	$1.67	$1.63	$2.26	$2.21
The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	360,065,837	360,065,837	359,965,320	359,965,320
Unvested restricted stock units	—	6,763,578	—	6,287,811
Issuable common shares and performance-vesting restricted stock units	—	9,658,290	—	3,679,670
Weighted-average common shares outstanding	360,065,837	376,487,705	359,965,320	369,932,801

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	357,689,521	357,689,521	358,966,961	358,966,961
Unvested restricted stock units	—	5,692,912	—	6,766,273
Issuable common shares and performance-vesting restricted stock units	—	1,407,319	—	1,340,471
Weighted-average common shares outstanding	357,689,521	364,789,752	358,966,961	367,073,705
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2025, $369.3 million of repurchase capacity remained under the program, which reflects both common shares repurchased and shares retired in connection with the net share settlement of equity-based awards. The following table presents the Company’s shares that have been repurchased or retired as a result of net share settlement of equity-based awards during the three and nine months ended September 30, 2025 and 2024. Dollar amounts exclude the impact of excise taxes.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Shares	$	Shares	$	Shares	$	Shares	$
	(Dollars in millions, except share data)
Shares repurchased	1,568,399	$100.0	1,670,245	$65.0	4,236,146	$225.0	8,029,148	$345.6
Shares retired in connection with the net share settlement of equity-based awards	1,693,158	102.7	1,717,966	85.5	4,620,513	257.8	2,833,113	133.2
Total	3,261,557	$202.7	3,388,211	$150.5	8,856,659	$482.8	10,862,261	$478.8
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 14, 2024	May 21, 2024	$0.35	$125.6
August 16, 2024	August 26, 2024	0.35	125.5
November 18, 2024	November 25, 2024	0.35	125.2
February 21, 2025	February 28, 2025	0.35	126.4
Total 2024 Dividend Year		$1.40	$502.7

May 19, 2025	May 27, 2025	$0.35	$126.3
August 18, 2025	August 28, 2025	0.35	126.5
November 10, 2025	November 19, 2025	0.35	126.1
Total 2025 Dividend Year (through Q3 2025)		$1.05	$378.9
The Board of Directors will take into account general economic and business conditions, as well as the Company’s strategic plans and prospects, business and investment opportunities, financial condition and obligations, legal, tax, and regulatory restrictions, other constraints on the payment of dividends by the Company to its common stockholders or by subsidiaries to the Company, and other such factors as the Board of Directors may deem relevant. In addition, the terms of the
Company’s credit facility provide certain limits on the Company’s ability to pay dividends.
14. Equity-Based Compensation
The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (the “Equity Incentive Plan,” initially adopted in May 2012 and as most recently amended and restated on May 29, 2024) is a source of equity-based awards permitting the
Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s shares of common stock. A total of 58,800,000 shares of common stock are authorized for the grant of awards under the Equity Incentive Plan, of which a total of 26,197,170 shares of the Company’s common stock remain available for grant as of September 30, 2025.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
A summary of the status of the Company’s non-vested equity-based awards as of September 30, 2025 and a summary of changes for the nine months ended September 30, 2025, are presented below:

Unvested Shares	Performance- Vesting Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2024	16,940,150	$25.41	13,966,488	$37.97	458,906	$39.35
Granted (1)	437,401	$36.20	4,692,582	$55.82	171,891	$56.33
Vested (2)	5,362,679	$30.83	6,213,897	$35.54	232,959	$36.87
Forfeited	484,304	$23.37	258,349	$41.76	—	$—
Balance, September 30, 2025	11,530,568	$23.39	12,186,824	$46.01	397,838	$46.04
(1)Includes shares reserved for issuance upon settlement of dividend-equivalent rights carried by certain restricted stock units concurrently with the settlement of the restricted stock units for shares.
(2)Includes 4,620,513 shares that were retired in connection with the net share settlement of equity-based awards. The Company paid
$257.8 million of taxes related to the net share settlement of equity-based awards during the nine months ended September 30, 2025, which is included within financing activities in the condensed consolidated statements of cash flows.
The Company recorded equity-based compensation expense, net of forfeitures, for restricted stock units of $90.7 million and $121.6 million for the three months ended September 30, 2025 and 2024, respectively, with $15.9 million and
$23.1 million of corresponding deferred tax benefits, respectively. The Company recorded equity-based compensation expense, net of forfeitures, for restricted stock units of $287.1 million and $355.1 million for the nine months ended September 30, 2025 and 2024, respectively, with $52.6 million and $66.9 million of corresponding deferred tax benefits, respectively. As of
September 30, 2025, the total unrecognized equity-based compensation expense related to unvested restricted stock units was
$457.8 million, which is expected to be recognized over a weighted-average term of 1.9 years.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the financial data for the Company’s three reportable segments for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$295.0	$146.5	$132.4	$573.9
Portfolio advisory and transaction fees, net and other	6.5	25.6	0.2	32.3
Fee related performance revenues	—	28.6	18.9	47.5
Total fund level fee revenues	301.5	200.7	151.5	653.7
Realized performance revenues	38.0	8.2	15.5	61.7
Realized principal investment income (loss)	(0.4)	42.8	7.1	49.5
Interest income	7.4	8.1	2.1	17.6
Total revenues	346.5	259.8	176.2	782.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	97.4	83.8	39.3	220.5
Realized performance revenues related compensation	24.2	4.7	13.7	42.6
Total compensation and benefits	121.6	88.5	53.0	263.1
General, administrative, and other indirect expenses(1)	56.2	28.5	22.6	107.3
Depreciation and amortization expense	7.6	4.3	2.1	14.0
Interest expense	14.3	12.1	3.3	29.7
Total expenses	199.7	133.4	81.0	414.1
(=) Distributable Earnings	$146.8	$126.4	$95.2	$368.4
(-) Realized Net Performance Revenues	13.8	3.5	1.8	19.1
(-) Realized Principal Investment Income	(0.4)	42.8	7.1	49.5
(+) Net Interest	6.9	4.0	1.2	12.1
(=) Fee Related Earnings	$140.3	$84.1	$87.5	$311.9

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2025
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$880.4	$456.1	$352.5	$1,689.0
Portfolio advisory and transaction fees, net and other	27.9	130.0	0.2	158.1
Fee related performance revenues	—	86.0	39.7	125.7
Total fund level fee revenues	908.3	672.1	392.4	1,972.8
Realized performance revenues	599.8	26.6	50.2	676.6
Realized principal investment income	27.1	60.3	25.6	113.0
Interest income	18.9	22.1	6.3	47.3
Total revenues	1,554.1	781.1	474.5	2,809.7
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	306.5	261.0	110.8	678.3
Realized performance revenues related compensation	385.5	15.7	41.2	442.4
Total compensation and benefits	692.0	276.7	152.0	1,120.7
General, administrative, and other indirect expenses(1)	155.2	99.7	54.3	309.2
Depreciation and amortization expense	21.5	12.0	6.0	39.5
Interest expense	41.1	34.9	9.5	85.5
Total expenses	909.8	423.3	221.8	1,554.9
(=) Distributable Earnings	$644.3	$357.8	$252.7	$1,254.8
(-) Realized Net Performance Revenues	214.3	10.9	9.0	234.2
(-) Realized Principal Investment Income	27.1	60.3	25.6	113.0
(+) Net Interest	22.2	12.8	3.2	38.2
(=) Fee Related Earnings	$425.1	$299.4	$221.3	$945.8
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

	Three Months Ended September 30, 2024
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$298.6	$142.8	$85.1	$526.5
Portfolio advisory and transaction fees, net and other	5.9	21.4	0.1	27.4
Fee related performance revenues	—	29.0	7.3	36.3
Total fund level fee revenues	304.5	193.2	92.5	590.2
Realized performance revenues	225.2	11.5	39.2	275.9
Realized principal investment income (loss)	10.0	(2.8)	1.9	9.1
Interest income	7.7	9.8	2.3	19.8
Total revenues	547.4	211.7	135.9	895.0
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	101.1	76.5	30.0	207.6
Realized performance revenues related compensation	141.5	6.9	36.9	185.3
Total compensation and benefits	242.6	83.4	66.9	392.9
General, administrative, and other indirect expenses(1)	48.5	31.2	13.2	92.9
Depreciation and amortization expense	6.7	3.3	1.8	11.8
Interest expense	14.1	13.3	2.9	30.3
Total expenses	311.9	131.2	84.8	527.9
(=) Distributable Earnings	$235.5	$80.5	$51.1	$367.1
(-) Realized Net Performance Revenues	83.7	4.6	2.3	90.6
(-) Realized Principal Investment Income (Loss)	10.0	(2.8)	1.9	9.1
(+) Net Interest	6.4	3.5	0.6	10.5
(=) Fee Related Earnings	$148.2	$82.2	$47.5	$277.9

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2024
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$908.4	$420.5	$238.7	$1,567.6
Portfolio advisory and transaction fees, net and other	16.8	66.0	0.2	83.0
Fee related performance revenues	6.9	81.2	10.4	98.5
Total fund level fee revenues	932.1	567.7	249.3	1,749.1
Realized performance revenues	728.7	19.0	82.5	830.2
Realized principal investment income	35.7	30.2	3.5	69.4
Interest income	21.8	30.6	5.8	58.2
Total revenues	1,718.3	647.5	341.1	2,706.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	314.3	227.3	85.6	627.2
Realized performance revenues related compensation	457.2	11.5	73.2	541.9
Total compensation and benefits	771.5	238.8	158.8	1,169.1
General, administrative, and other indirect expenses(1)	137.3	96.1	37.1	270.5
Depreciation and amortization expense	19.6	9.6	5.0	34.2
Interest expense	42.2	40.6	8.7	91.5
Total expenses	970.6	385.1	209.6	1,565.3
(=) Distributable Earnings	$747.7	$262.4	$131.5	$1,141.6
(-) Realized Net Performance Revenues	271.5	7.5	9.3	288.3
(-) Realized Principal Investment Income	35.7	30.2	3.5	69.4
(+) Net Interest	20.4	10.0	2.9	33.3
(=) Fee Related Earnings	$460.9	$234.7	$121.6	$817.2
(1)General, administrative, and other indirect expenses primarily comprised professional fees, rent and other office expenses, IT expenses, travel and entertainment expenses, and fundraising costs.

The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the
three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$782.5	$163.4	$(613.2)	(a)	$332.7
Expenses	$414.1	$195.8	$(239.8)	(b)	$370.1
Other income (loss)	$—	$123.2	$—	(c)	$123.2
Distributable earnings	$368.4	$90.8	$(373.4)	(d)	$85.8

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2024
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$895.0	$180.1	$1,560.1	(a)	$2,635.2
Expenses	$527.9	$160.6	$1,160.4	(b)	$1,848.9
Other income (loss)	$—	$2.5	$—	(c)	$2.5
Distributable earnings	$367.1	$22.0	$399.7	(d)	$788.8
The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the
nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30, 2025
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$2,809.7	$459.8	$(390.8)	(a)	$2,878.7
Expenses	$1,554.9	$505.1	$297.4	(b)	$2,357.4
Other income (loss)	$—	$176.1	$—	(c)	$176.1
Distributable earnings	$1,254.8	$130.8	$(688.2)	(d)	$697.4

	Nine Months Ended September 30, 2024
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$2,706.9	$510.6	$1,175.8	(a)	$4,393.3
Expenses	$1,565.3	$464.6	$1,225.5	(b)	$3,255.4
Other income (loss)	$—	$(9.6)	$—	(c)	$(9.6)
Distributable earnings	$1,141.6	$36.4	$(49.7)	(d)	$1,128.3
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Unrealized performance and fee related performance revenues	$(632.0)	$1,495.1	$(498.3)	$1,020.9
Unrealized principal investment income (loss)	(7.4)	1.8	35.1	54.3
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(12.3)	(3.5)	(120.8)	(10.5)
Non-controlling interests and other adjustments to present certain costs on a net basis	56.5	79.0	254.3	156.7
Elimination of revenues of Consolidated Funds	(18.0)	(12.3)	(61.1)	(45.6)
	$(613.2)	$1,560.1	$(390.8)	$1,175.8
The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$653.7	$590.2	$1,972.8	$1,749.1
Adjustments(1)	(70.4)	(57.5)	(183.0)	(158.4)
Carlyle Consolidated - Fund management fees	$583.3	$532.7	$1,789.8	$1,590.7
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$(387.4)	$930.7	$(288.0)	$634.5
Equity-based compensation	88.2	122.0	289.3	360.4
Acquisition or disposition-related charges and amortization of intangibles and impairment	46.2	37.4	216.7	103.5
Tax (expense) benefit associated with certain foreign performance revenues related compensation	(0.4)	(0.2)	(0.5)	(1.4)
Non-controlling interests and other adjustments to present certain costs on a net basis	23.9	63.8	98.1	108.6
Other adjustments	8.2	5.3	25.3	45.8
Elimination of expenses of Consolidated Funds	(18.5)	1.4	(43.5)	(25.9)
	$(239.8)	$1,160.4	$297.4	$1,225.5
(c)The Other Income (Loss) adjustment results from the Consolidated Funds that were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).
(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings
and to Fee Related Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Income (loss) before provision for income taxes	$85.8	$788.8	$697.4	$1,128.3
Adjustments:
Net unrealized performance and fee related performance revenues	244.6	(564.4)	210.3	(386.4)
Unrealized principal investment (income) loss	7.4	(1.8)	(35.1)	(54.3)
Equity-based compensation(1)	88.2	122.0	289.3	360.4
Acquisition or disposition-related charges, including amortization of intangibles and impairment	46.2	37.4	216.7	103.5
Tax (expense) benefit associated with certain foreign performance revenues	(0.4)	(0.2)	(0.5)	(1.4)
Net income attributable to non-controlling interests in consolidated entities	(111.6)	(20.0)	(148.6)	(54.3)
Other adjustments(2)	8.2	5.3	25.3	45.8
Distributable Earnings	$368.4	$367.1	$1,254.8	$1,141.6
Realized performance revenues, net of related compensation(3)	19.1	90.6	234.2	288.3
Realized principal investment income(3)	49.5	9.1	113.0	69.4
Net interest	12.1	10.5	38.2	33.3
Fee Related Earnings	$311.9	$277.9	$945.8	$817.2
(1)Equity-based compensation for the three and nine months ended September 30, 2025 and 2024 included amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s condensed consolidated statements of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.
(3)See reconciliation to most directly comparable U.S. GAAP measure below:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2025
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(606.7)	$668.4	$61.7
Performance revenues related compensation expense	(324.6)	367.2	42.6
Net performance revenues	$(282.1)	$301.2	$19.1

Principal investment income (loss)	$87.7	$(38.2)	$49.5

	Nine Months Ended September 30, 2025
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$255.0	$421.6	$676.6
Performance revenues related compensation expense	290.4	152.0	442.4
Net performance revenues	$(35.4)	$269.6	$234.2

Principal investment income (loss)	$79.8	$33.2	$113.0

	Three Months Ended September 30, 2024
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,785.5	$(1,509.6)	$275.9
Performance revenues related compensation expense	1,151.0	(965.7)	185.3
Net performance revenues	$634.5	$(543.9)	$90.6

Principal investment income (loss)	$46.0	$(36.9)	$9.1

	Nine Months Ended September 30, 2024
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,826.7	$(996.5)	$830.2
Performance revenues related compensation expense	1,222.4	(680.5)	541.9
Net performance revenues	$604.3	$(316.0)	$288.3

Principal investment income (loss)	$207.2	$(137.8)	$69.4
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
16. Subsequent Events
In October 2025, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share of common stock to common stockholders of record at the close of business on November 10, 2025, payable on November 19, 2025.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
17. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the
Company’s financial position as of September 30, 2025 and December 31, 2024 and results of operations for the three and nine months ended September 30, 2025 and 2024. The supplemental statement of cash flows is presented without effects of the
Consolidated Funds.

	As of September 30, 2025
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$2,221.7	$—	$—	$2,221.7
Cash and cash equivalents held at Consolidated Funds	—	1,037.3	—	1,037.3
Investments, including accrued performance allocations of $6,956.3	11,436.1	—	(920.7)	10,515.4
Investments of Consolidated Funds	—	11,083.3	—	11,083.3
Due from affiliates and other receivables, net	1,038.7	3.3	(300.8)	741.2
Due from affiliates and other receivables of Consolidated Funds, net	—	259.4	—	259.4
Fixed assets, net	199.1	—	—	199.1
Lease right-of-use assets, net	340.6	—	—	340.6
Deposits and other	84.6	5.0	—	89.6
Intangible assets, net	540.0	—	—	540.0
Deferred tax assets	28.3	—	—	28.3
Total assets	$15,889.1	$12,388.3	$(1,221.5)	$27,055.9
Liabilities and equity
Debt obligations	$2,984.2	$—	$—	$2,984.2
Loans payable of Consolidated Funds	—	9,487.3	(287.8)	9,199.5
Accounts payable, accrued expenses and other liabilities	433.8	—	—	433.8
Accrued compensation and benefits	5,288.4	—	—	5,288.4
Due to affiliates	209.0	5.8	—	214.8
Deferred revenue	373.0	—	—	373.0
Deferred tax liabilities	80.7	—	—	80.7
Other liabilities of Consolidated Funds	—	1,112.3	(0.1)	1,112.2
Lease liabilities	479.6	—	—	479.6
Accrued giveback obligations	44.6	—	—	44.6
Total liabilities	9,893.3	10,605.4	(287.9)	20,210.8
Common stock	3.6	—	—	3.6
Additional paid-in capital	4,194.7	949.1	(949.1)	4,194.7
Retained earnings	1,617.8	—	—	1,617.8
Accumulated other comprehensive loss	(232.9)	20.9	15.5	(196.5)
Non-controlling interests in consolidated entities	412.6	812.9	—	1,225.5
Total equity	5,995.8	1,782.9	(933.6)	6,845.1
Total liabilities and equity	$15,889.1	$12,388.3	$(1,221.5)	$27,055.9

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2025
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$600.0	$—	$(16.7)	$583.3
Incentive fees	53.8	—	(2.4)	51.4
Investment income
Performance allocations	(598.2)	—	(8.5)	(606.7)
Principal investment income	71.4	—	16.3	87.7
Total investment income (loss)	(526.8)	—	7.8	(519.0)
Interest and other income	60.3	—	(6.7)	53.6
Interest and other income of Consolidated Funds	—	163.4	—	163.4
Total revenues	187.3	163.4	(18.0)	332.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	216.2	—	—	216.2
Equity-based compensation	90.7	—	—	90.7
Performance allocations and incentive fee related compensation	(324.6)	—	—	(324.6)
Total compensation and benefits	(17.7)	—	—	(17.7)
General, administrative and other expenses	180.7	—	—	180.7
Interest	29.8	—	—	29.8
Interest and other expenses of Consolidated Funds	—	195.8	(18.5)	177.3
Total expenses	192.8	195.8	(18.5)	370.1
Other income
Net investment income of Consolidated Funds	—	123.2	—	123.2
Income (loss) before provision (benefit) for income taxes	(5.5)	90.8	0.5	85.8
Provision (benefit) for income taxes	(26.7)	—	—	(26.7)
Net income	21.2	90.8	0.5	112.5
Net income attributable to non-controlling interests in consolidated entities	20.3	—	91.3	111.6
Net income attributable to The Carlyle Group Inc.	$0.9	$90.8	$(90.8)	$0.9

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2025
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,822.4	$—	$(32.6)	$1,789.8
Incentive fees	138.0	—	(2.9)	135.1
Investment income
Performance allocations	265.2	—	(10.2)	255.0
Principal investment income	77.1	—	2.7	79.8
Total investment income	342.3	—	(7.5)	334.8
Interest and other income	177.3	—	(18.1)	159.2
Interest and other income of Consolidated Funds	—	459.8	—	459.8
Total revenues	2,480.0	459.8	(61.1)	2,878.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	673.0	—	—	673.0
Equity-based compensation	287.1	—	—	287.1
Performance allocations and incentive fee related compensation	290.4	—	—	290.4
Total compensation and benefits	1,250.5	—	—	1,250.5
General, administrative and other expenses	559.8	—	—	559.8
Interest	85.6	—	—	85.6
Interest and other expenses of Consolidated Funds	—	505.1	(43.5)	461.6
Other non-operating income	(0.1)	—	—	(0.1)
Total expenses	1,895.8	505.1	(43.5)	2,357.4
Other income
Net investment income of Consolidated Funds	—	176.1	—	176.1
Income before provision for income taxes	584.2	130.8	(17.6)	697.4
Provision for income taxes	98.2	—	—	98.2
Net income	486.0	130.8	(17.6)	599.2
Net income attributable to non-controlling interests in consolidated entities	35.4	—	113.2	148.6
Net income attributable to The Carlyle Group Inc.	$450.6	$130.8	$(130.8)	$450.6

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Cash flows from operating activities
Net income	$486.0	$847.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	143.1	137.0
Equity-based compensation	287.1	355.1
Non-cash performance allocations and incentive fees	2.7	(389.1)
Non-cash principal investment (income) loss	(32.5)	(182.0)
Other non-cash amounts	35.9	15.8
Purchases of investments	(872.6)	(479.4)
Proceeds from the sale of investments	807.6	435.7
Payments of contingent consideration	(2.7)	(4.0)
Change in deferred taxes, net	(67.5)	98.3
Change in due from affiliates and other receivables	(8.1)	(38.2)
Change in deposits and other	(25.4)	(5.4)
Change in accounts payable, accrued expenses and other liabilities	37.8	15.4
Change in accrued compensation and benefits	(61.4)	(170.8)
Change in due to affiliates	25.1	(0.9)
Change in lease right-of-use assets and lease liabilities	(9.7)	(5.4)
Change in deferred revenue	226.7	238.1
Net cash provided by operating activities	972.1	867.3
Cash flows from investing activities
Purchases of corporate treasury investments	—	(5.0)
Proceeds from corporate treasury investments	—	5.1
Purchases of fixed assets, net	(57.4)	(51.0)
Net cash used in investing activities	(57.4)	(50.9)
Cash flows from financing activities
Borrowings under credit facilities	—	10.4
Repayments under credit facilities	—	(10.4)
Issuance of 5.05% senior notes due 2035, net of financing costs	792.9	—
Payments on CLO borrowings	(52.0)	(73.3)
Proceeds from CLO borrowings, net of financing costs	64.8	0.5
Dividends to common stockholders	(379.2)	(377.8)
Payment of deferred consideration for Carlyle Holdings units	—	(68.8)
Contributions from non-controlling interest holders	116.9	155.2
Distributions to non-controlling interest holders	(83.9)	(58.9)
Common shares repurchased and net share settlement of equity-based awards	(482.8)	(478.8)
Change in due to/from affiliates financing activities	29.4	13.3
Net cash used in financing activities	6.1	(888.6)
Effect of foreign exchange rate changes	39.1	9.0
Increase (decrease) in cash, cash equivalents and restricted cash	959.9	(63.2)
Cash, cash equivalents and restricted cash, beginning of period	1,266.5	1,442.1
Cash, cash equivalents and restricted cash, end of period	$2,226.4	$1,378.9

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$2,221.7	$1,376.8
Restricted cash	4.7	2.1
Total cash, cash equivalents and restricted cash, end of period	$2,226.4	$1,378.9

Cash and cash equivalents held at Consolidated Funds	$1,037.3	$488.5

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
•Global Private Equity — Our Global Private Equity segment advises our buyout, growth, real estate, and infrastructure &
natural resources funds. The segment also includes the NGP Carry Funds advised by NGP. As of September 30, 2025, our
Global Private Equity segment had $163 billion in AUM and $101 billion in Fee-earning AUM.
•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including insurance solutions, liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, cross-platform credit products, and global capital markets. As of September 30, 2025, our Global Credit segment had $208 billion in AUM and $167 billion in Fee-earning AUM.
•Carlyle AlpInvest — Our Carlyle AlpInvest segment advises global private equity programs that pursue secondary purchases and financing of existing portfolios, managed co-investment programs, and primary fund investments. As of
September 30, 2025, our Carlyle AlpInvest segment had $102 billion in AUM and $64 billion in Fee-earning AUM.
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

Our Global Investment Offerings
The following table provides a breakout of the product offerings and related acronyms included in our total assets under management of $474 billion as of September 30, 2025 for each of our three global business segments (in billions):

Global Private Equity	$163.4	Global Credit	$208.5
Corporate Private Equity	$104.8	Insurance Solutions [4]	$87.0
U.S. Buyout (CP)	51.8	Liquid Credit	$49.4
Asia Buyout (CAP)	11.6	U.S. CLOs	34.4
Europe Buyout (CEP)	10.4	Europe CLOs	10.4
Carlyle Global Partners (CGP)	6.8	CLO Investment Products	2.6
Europe Technology (CETP)	6.1	Revolving Credit	2.0
Japan Buyout (CJP)	6.1	Private Credit	$72.1
U.S. Growth (CP Growth / CEOF)	3.2	Opportunistic Credit (CCOF / CSP)	20.3
Life Sciences (ABV / ACCD)	2.2	Direct Lending [5]	12.9
Asia Growth (CAP Growth / CAGP)	1.2	Aviation Finance (SASOF / CALF)	12.3
Other [1]	5.5	Cross-Platform Credit (incl. CTAC)	9.8
Real Estate	$36.1	Asset-Backed Finance	9.7
U.S. Real Estate (CRP)	25.3	Infrastructure Credit (CICF)	6.7
Core Plus Real Estate (CPI)	8.2	Other [6]	0.5
International Real Estate (CER)	2.5
Infrastructure & Natural Resources	$22.5	Carlyle AlpInvest	$102.1
NGP Energy [2]	10.7	Secondaries and Portfolio Finance (ASF / ASPF)	$45.5
Infrastructure and Renewable Energy [3]	6.4	Co-Investments (ACF)	$25.2
International Energy (CIEP)	5.4	Primary Investments & Other [7]	$31.5

Note: All amounts shown represent total assets under management as of September 30, 2025, and totals may not sum due to rounding. In addition, certain carry funds included herein may not be included in fund performance if they have not made an initial capital call or commenced investment activity.
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
(3)Includes our Infrastructure (CGIOF), Renewable Energy (CRSEF), and Power funds (CPP / CPOCP).
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
(6)Includes our Energy Credit (CEMOF) and Real Estate Credit (CNLI) funds.
(7)Includes Carlyle AlpInvest Private Markets (CAPM), Carlyle AlpInvest Private Markets Secondaries (CAPS), and Mezzanine funds.
Trends Affecting our Business
The third quarter of 2025 was one of continued optimism across markets. In the U.S., the S&P 500 and NASDAQ sustained their upward climb, returning 8% and 11%, respectively. Broad enthusiasm for AI continues to drive sharp price action, with just ten stocks accounting for 40% of U.S. stock market capitalization, the highest degree of concentration on record. Moreover, eight of those companies operate in roughly the same sector and the earnings prospects of seven of them are highly leveraged to AI. Relatively modest declines in data center capacity utilization, or extensions of AI monetization timelines, could be enough to shift major stock market indexes. Stocks also performed well elsewhere. European stocks had a better third quarter than second quarter, with the Euro Stoxx 50 up over 4%, compared to a 1% return in the respective periods;
meanwhile the Shanghai Composite and Nikkei 225 returned 13% and 11%, respectively, in the third quarter.
As of the end of the third quarter, U.S. public equity multiples were 20–30% above their 10-year average. Since the pandemic, stock performance has become more divorced from traditional business quality metrics, such as top-line growth, profit margins, and the stability of earnings over the cycle. Over the past five years, investors would have outperformed a quality long portfolio by shorting a basket of stocks of the highest quality businesses, a notable inversion of historical patterns.
Much of this change is the result of the prevalence in public markets of both passive fund flows and short-term oriented retail investors. The reduced role of institutional active investing as a share of overall public market activity has dampened meaningful price discovery. By contrast, the frictions associated with exiting positions help to insulate private markets from similar effects. With transaction prices set on the basis of underwritten return expectations over multiyear holding periods, private markets abide by arithmetic constraints absent from listed markets. These constraints help to ensure that prices remain tied to fundamentals, rather than liquidity flows, and that returns stem from earnings growth, rather than short-horizon momentum. This discipline has been reflected in ongoing private equity transactions; across the U.S. buyout universe, median purchase price multiples are still in line with the 10-year historical average.
Our proprietary portfolio data indicate U.S. economic underlying growth is resilient and expanded at an annualized rate of roughly 2.7% in the third quarter. Household spending regained momentum, dominated by higher income households buoyed by a surging stock market and insulated from higher rates through mortgages fixed at below-market rates. Growth was also supported by business investment, which advanced at an annualized rate of nearly 5% over the quarter, powered by a concentrated surge in AI‑related outlays. This includes investments spanning data center construction, graphics processing unit
(GPU) and server procurement, spending on related applications, and power and generation capacity. These investments—
though a relatively small slice of gross domestic product (GDP)—account for roughly 30–40% of overall growth. Crucially, the financing mix skews heavily toward internally‑generated cash flows from mega‑cap technology firms, limiting the exposure to higher interest rates.
Despite a steady economic outlook in the U.S., our portfolio data suggest that U.S. job growth has slowed with monthly payroll gains during the third quarter averaging only 15,000–20,000. This slowdown may reflect both the impact of narrower operating margins—likely due to tariffs—as well as a shrinking labor supply. Though most analysts assumed that the cost of tariffs would manifest as higher consumer prices, inflation rates across affected categories have not yet matched what would be implied by tariff revenue as some companies have absorbed higher tariffs in fear of weakened demand resulting from price increases. At the same time, the shift to tighter immigration policy has sharply reduced U.S. labor force growth, with net immigration near zero this year. Given that the domestic population is expected to grow just 14 basis points in 2025, only modest monthly job gains are needed to maintain full employment. If the Federal Reserve interprets a labor-supply shortfall as a sign of weak demand and cuts rates too aggressively, it could trigger wage-price pressures in 2026.
In Europe, the fiscal expansion in Germany has not yet been reflected in industrial order books, which continue to contract. The trend over the past six months has not moved in the direction one might have hoped when the German government announced its €500 billion fiscal package in the first quarter of 2025. In Asia, our data suggest that domestic consumption in China is growing at its slowest pace in two years despite an improving outlook for China’s manufacturing sector, where output appears to be growing at a 6.5% annual rate as exports once destined for the U.S. are channeled to other markets. Our India portfolio data suggest domestic business volumes strengthened in the third quarter of 2025, with annual growth averaging 7% over the quarter. While the increase in U.S. tariffs seems likely to reduce merchandise exports, the domestic economy should benefit from the recently enacted Goods and Services Tax reform, which reduces domestic prices on nearly 90% of goods, including an estimated 6% decline in the average price of discretionary consumer items.
Global mergers and acquisitions (M&A) activity gained momentum in the third quarter of 2025, with year-to-date dollar volumes nearly matching full-year 2024 levels. Transactions totaled about $1.3 trillion in the third quarter, up 21% from the prior quarter and 42% from a year ago. However, the number of deals fell about 12% year-over-year as larger transactions drove overall volume. Similarly, while general partners (GPs) announced $241 billion in leveraged buyouts during the quarter
—the highest total since 2007 and 72% higher than a year earlier—deal counts remained well below the average pace of the
2021–2022 post-pandemic boom, with just 10 transactions accounting for nearly two-thirds of the total volume.
Despite blockbuster dollar volumes, buyout exits remain muted. Exit dollar volumes totaled $101 billion, roughly flat versus the prior quarter and down 7% year-over-year, with one transaction representing about 20% of the total. However, while cumulative net outflows since early 2022 (when they first turned negative) remain significant at $(135) billion, data through the second quarter of 2025, the latest quarter for which data are available, indicate global buyout funds have now recorded five consecutive quarters of non-negative net distributions. The initial public offering (IPO) market showed strength in the third quarter, with 28 U.S. exchange-listed offerings raising $15.5 billion—the highest level of activity in terms of both transactions and volumes since late 2021—though most were concentrated in software, pharma/health-tech, and AI-related sectors. The continued backdrop of fewer transactions, slower exits, and constrained liquidity creates an attractive environment for secondaries strategies, which have historically performed well when the private equity market slows.
In the aftermath of the Tricolor Auto Group and First Brands Group bankruptcies in September of 2025, fears have risen around the quality of underlying assets in the syndicated loan and private credit markets. Business development companies
(BDCs) have underperformed the broader equity market since July, and firms and funds with the greatest exposure to First
Brands have seen their prices fall substantially in the aftermath. In fact, private credit default rates have seen a recent trend of improvement in 2025 after climbing in 2024 and excess demand for leveraged loans and credit over the available supply has pushed high yield credit spreads to post-global financial crisis lows. Risk premiums for leveraged finance are exceedingly tight.

Portfolio finance’s unique structure of over-collateralization and sizable asset diversification may help to meaningfully mitigate default risk and enhance capital preservation. Within our Global Credit portfolio, credit quality remains healthy. As of
September 30, 2025, the non-accrual rate across our entire direct lending platform is nearly half of the market-wide direct lending non-accrual rate, and default rates in our U.S. CLO business are 40% of the market level.
Our investment activity in the third quarter of 2025 reflected trends in the broader markets. We deployed $11.8 billion across our platform and realized proceeds of $6.1 billion in our traditional carry funds during the third quarter. Our carry fund portfolio appreciated 2% in the third quarter, continuing to show relative stability against a backdrop of volatility in the global equity markets. Within our Global Private Equity segment in the third quarter, our corporate private equity funds were flat as market price decreases in certain publicly traded positions offset appreciation elsewhere, our infrastructure & natural resources funds appreciated 5%, and our real estate funds appreciated 1%. Our Global Credit carry funds, which represent approximately
11% of the total Global Credit remaining fair value as of September 30, 2025, appreciated 4% in the third quarter. Carry funds in our Carlyle AlpInvest segment appreciated 2% in the third quarter.
We had $16.9 billion in inflows in the third quarter of 2025 and $58.7 billion in inflows over the last twelve months as of
September 30, 2025, continuing the momentum from the first half of the year against a backdrop of significant market uncertainty. Our inflows during the third quarter included $3 billion in our evergreen wealth products, which continue to be an area of strategic focus.
The ongoing U.S. federal government shutdown has introduced meaningful uncertainty into capital markets and regulatory workflows. While we have not experienced material impact in our portfolio to date as a result, we are monitoring the potential impact a prolonged shutdown could have on our investment activity, including potentially postponing planned realization activity such as initial public offerings or delaying deal pipelines as regulatory agencies operate at reduced capacity.
Recent Developments
Dividends
In October 2025, our Board of Directors declared a quarterly dividend of $0.35 per share to common stockholders of record at the close of business on November 10, 2025, payable on November 19, 2025.
Senior Note Issuance
In September 2025, we issued $800.0 million of 5.050% senior notes due 2035. See Note 6, Borrowings, to the condensed consolidated financial statements for further information.

Key Financial Measures
Our key financial measures and operating metrics are discussed in the following pages. Additional information regarding
U.S. GAAP measures and our other significant accounting policies can be found in Note 2, Summary of Significant Accounting
Policies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Revenues
Revenues primarily consist of Fund management fees, Incentive fees, Investment income (including Performance allocations, realized and unrealized gains of our investments in our funds, and other principal investments), as well as Interest and other income.
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

The chart below presents Fee-earning AUM by segment at each period, in billions.
The table below details Fee-earning AUM by its respective components at each period.

	As of September 30,
	2025	2024
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments	$71,995	$71,247
Fee-earning AUM based on invested capital	79,310	73,090
Fee-earning AUM based on collateral balances, at par	43,929	46,454
Fee-earning AUM based on net asset value	28,344	21,992
Fee-earning AUM based on fair value and other	108,376	100,824
Balance, End of Period(1)	$331,954	$313,607
(1)Ending balances as of September 30, 2025 and 2024 exclude $19.1 billion and $21.0 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$324,701	$307,345	$304,358	$307,418
Inflows(1)	14,092	5,359	43,996	21,259
Outflows (including realizations)(2)	(7,563)	(5,129)	(23,974)	(18,582)
Market Activity & Other(3)	848	4,184	2,487	3,235
Foreign Exchange(4)	(124)	1,848	5,087	277
Balance, End of Period	$331,954	$313,607	$331,954	$313,607

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
We include in our calculation of AUM and Fee-earning AUM the NGP Energy Funds that are advised by NGP. Our calculation of AUM also includes third-party capital raised for the investment in Fortitude through a Carlyle-affiliated investment fund and from strategic investors who directly invest in Fortitude alongside the fund. The AUM and Fee-earning
AUM related to the strategic advisory services agreement with Fortitude are inclusive of the net asset value of investments in
Carlyle products. These amounts are also reflected in the AUM and Fee-earning AUM of the strategy in which they are invested.
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

The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$464,602	$441,020
Inflows(1)	16,864	44,476
Outflows (including realizations)(2)	(11,731)	(31,746)
Market Activity & Other(3)	4,528	12,396
Foreign Exchange(4)	(204)	7,913
Balance, End of Period	$474,059	$474,059
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
Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) Carlyle Tactical Private Credit Fund (“CTAC”), (e) our closed-end tender offer Carlyle AlpInvest
Private Markets (“CAPM”) and Carlyle AlpInvest Private Markets Secondaries (“CAPS”) funds, and (f) certain other structured credit products. As of September 30, 2025, our total AUM and Fee-earning AUM included $112.9 billion and $108.1 billion, respectively, of Perpetual Capital. Our Perpetual Capital total AUM and Fee-Earning AUM, exclusive of assets managed under the strategic advisory services agreement with Fortitude, was $32.3 billion and $27.6 billion, respectively, as of September 30,
2025.
Performance Fee Eligible AUM. “Performance Fee Eligible AUM” represents the AUM of funds for which we are entitled to receive performance allocations, inclusive of the fair value of investments in those funds (which we refer to as
“Performance Fee Eligible Fair Value”) and their Available Capital. Performance Fee Eligible Fair Value is “Performance Fee-
Generating” when the associated fund has achieved the specified investment returns required under the terms of the fund’s agreement and is accruing performance revenue as of the quarter-end reporting date. Funds whose performance allocations are treated as fee related performance revenues are excluded from these metrics. As of September 30, 2025, our total AUM included $237.9 billion of Performance Fee Eligible AUM.
Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our condensed consolidated financial statements. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to support our operating activities and similarly the liabilities of the Consolidated Funds are non-recourse to us. As of September 30, 2025, our Consolidated
Funds represent approximately 3% of our AUM; 3% and 2% of our management fees for the three and nine months ended
September 30, 2025, respectively; and 2% of our total investment income or loss on an unconsolidated basis for both the three and nine months ended September 30, 2025.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise, and the number of funds we are required to consolidate has been increasing as a result of the impacts of capital from our balance sheet invested in new products and our indirect interest in funds through our investment in Fortitude (see Note 4, Investments). As of September 30, 2025, the
assets and liabilities of the Consolidated Funds were primarily related to our consolidated CLOs, which held approximately
$9.6 billion of total assets. Additionally, the Investments of Consolidated Funds included approximately $0.9 billion related to investments that have been bridged to investment funds in our Global Private Equity segment.
Generally, the consolidation of the Consolidated Funds has a gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to the Company. The majority of the net economic ownership interests of the
Consolidated Funds are reflected as non-controlling interests in consolidated entities in the consolidated financial statements.
However, in certain Consolidated Funds, particularly those where we have elected to invest additional amounts or bridge investments in new investment areas, the non-controlling interests are less significant.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three and nine months ended September 30, 2025 and 2024. The condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the consolidated funds are not the same entities in all periods shown due to changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment income (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Revenues
Fund management fees	$583.3	$532.7	$50.6	9%	$1,789.8	$1,590.7	$199.1	13%
Incentive fees	51.4	38.7	12.7	33%	135.1	96.2	38.9	40%
Investment income (loss)
Performance allocations	(606.7)	1,785.5	(2,392.2)	NM	255.0	1,826.7	(1,571.7)	(86)%
Principal investment income	87.7	46.0	41.7	91%	79.8	207.2	(127.4)	(61)%
Total investment income (loss)	(519.0)	1,831.5	(2,350.5)	NM	334.8	2,033.9	(1,699.1)	(84)%
Interest and other income	53.6	52.2	1.4	3%	159.2	161.9	(2.7)	(2)%
Interest and other income of Consolidated Funds	163.4	180.1	(16.7)	(9)%	459.8	510.6	(50.8)	(10)%
Total revenues	332.7	2,635.2	(2,302.5)	(87)%	2,878.7	4,393.3	(1,514.6)	(34)%
Expenses
Compensation and benefits
Cash-based compensation and benefits	216.2	207.5	8.7	4%	673.0	635.7	37.3	6%
Equity-based compensation	90.7	121.6	(30.9)	(25)%	287.1	355.1	(68.0)	(19)%
Performance allocations and incentive fee related compensation	(324.6)	1,151.0	(1,475.6)	NM	290.4	1,222.4	(932.0)	(76)%
Total compensation and benefits	(17.7)	1,480.1	(1,497.8)	NM	1,250.5	2,213.2	(962.7)	(43)%
General, administrative and other expenses	180.7	176.6	4.1	2%	559.8	512.2	47.6	9%
Interest	29.8	30.3	(0.5)	(2)%	85.6	91.5	(5.9)	(6)%
Interest and other expenses of Consolidated Funds	177.3	162.0	15.3	9%	461.6	438.7	22.9	5%
Other non-operating income	—	(0.1)	0.1	(100)%	(0.1)	(0.2)	0.1	(50)%
Total expenses	370.1	1,848.9	(1,478.8)	(80)%	2,357.4	3,255.4	(898.0)	(28)%
Other income (loss)
Net investment income (loss) of Consolidated Funds	123.2	2.5	120.7	NM	176.1	(9.6)	185.7	NM
Income before provision for income taxes	85.8	788.8	(703.0)	(89)%	697.4	1,128.3	(430.9)	(38)%
Provision (benefit) for income taxes	(26.7)	173.1	(199.8)	NM	98.2	264.5	(166.3)	(63)%
Net income	112.5	615.7	(503.2)	(82)%	599.2	863.8	(264.6)	(31)%
Net income attributable to non- controlling interests in consolidated entities	111.6	20.0	91.6	NM	148.6	54.3	94.3	174%
Net income attributable to The Carlyle Group Inc. Common Stockholders	$0.9	$595.7	$(594.8)	(100)%	$450.6	$809.5	$(358.9)	(44)%
NM - Not meaningful

Revenues
Fund management fees. Fund management fees increased $50.6 million, or 9%, for the three months ended September
30, 2025, as compared to the three months ended September 30, 2024, and increased $199.1 million, or 13%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025 v. 2024
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds which charge fees based on commitments and the impact of incremental fundraising in funds which activated fees in a prior period	$67.7	$183.3
Lower management fees resulting from the change in basis from commitments to invested capital and step-downs in rate for certain funds, and the impact of net investment activity in funds whose management fees are based on invested capital, including the impact of changes in the base under the strategic advisory services agreement with Fortitude	(33.2)	(107.4)
Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	24.0	50.0
(Lower) higher transaction and portfolio advisory fees	(4.0)	68.5
All other changes(1)	(3.9)	4.7
Total increase in Fund management fees(2)	$50.6	$199.1
(1)The nine months ended September 30, 2025 included approximately $19 million of aviation catch-up subordinated management fees.
(2)Total increase in Fund management fees does not include our equity income allocation from NGP management fee related revenues. We do not control
NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP. Therefore, Fund management fees associated with NGP are included in Principal investment income (loss) in our U.S. GAAP results.
No fund generated over 10% of total fund management fees in any of the periods presented. Over the last twelve months ended September 30, 2025, Fee-earning assets under management in our Carlyle AlpInvest and Global Credit segments grew
25% and 5%, respectively, while Global Private Equity decreased 2%. As a result, Fund management fees increased in Carlyle
AlpInvest and Global Credit, while Global Private Equity decreased, which was due in part to smaller buyout fund sizes in our corporate private equity strategy and step-downs in rate or basis, partially offset by the activation of fees in certain products in our Global Private Equity segment. The increase in catch-up management fees for the three and nine months ended September
30, 2025 was primarily attributable to our Carlyle AlpInvest segment. Fundraising for our most recent vintage of secondaries &
portfolio finance funds in our Carlyle AlpInvest segment concluded in the third quarter of 2025 and therefore the associated catch-up management fees will not recur next quarter.
Fund management fees included transaction and portfolio advisory fees, net of rebate offsets, of $21.1 million and
$25.1 million for the three months ended September 30, 2025 and 2024, respectively, and $143.6 million and $75.1 million for the nine months ended September 30, 2025 and 2024, respectively. These fees primarily comprise capital markets fees generated by Carlyle Global Capital Markets. Over 25% of the fees earned during the nine months ended September 30, 2025 related to the acquisition of a healthcare investment across our U.S., Europe, and Asia buyout funds in the first quarter. The recognition of portfolio advisory fees, transactions fees, and capital markets fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. See “—Trends Affecting Our
Business” for further discussion on our investment activity and broader market trends.
Investment income (loss). Investment income (loss) decreased $2.4 billion for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, and decreased $1.7 billion for the nine months ended September 30,
2025 compared to the nine months ended September 30, 2024. The components of Investment income (loss) are included in the following table:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Performance allocations	$(606.7)	$1,785.5	$(2,392.2)	NM	$255.0	$1,826.7	$(1,571.7)	(86)%
Principal investment income:
Investment income (loss) from NGP, which includes performance allocations	29.8	34.7	(4.9)	(14)%	(42.6)	85.2	(127.8)	NM
Investment income (loss) from our carry funds:
Global Private Equity	9.1	23.1	(14.0)	(61)%	28.5	36.9	(8.4)	(23)%
Global Credit	8.7	3.9	4.8	123%	8.6	12.6	(4.0)	(32)%
Carlyle AlpInvest	16.3	15.1	1.2	8%	42.8	21.9	20.9	95%
Investment income (loss) from our CLOs	2.1	(7.5)	9.6	NM	(5.4)	21.5	(26.9)	NM
Investment income from Carlyle FRL	0.3	21.2	(20.9)	(99)%	15.7	30.8	(15.1)	(49)%
Investment income (loss) from our other Global Credit products	1.4	(42.5)	43.9	NM	6.1	(13.6)	19.7	NM
Investment income on foreign currency hedges	0.4	0.3	0.1	33%	2.1	5.2	(3.1)	(60)%
All other investment income (loss)	19.6	(2.3)	21.9	NM	24.0	6.7	17.3	258%
Total Principal investment income	87.7	46.0	41.7	91%	79.8	207.2	(127.4)	(61)%
Total Investment income (loss)	$(519.0)	$1,831.5	$(2,350.5)	NM	$334.8	$2,033.9	$(1,699.1)	(84)%
Performance allocations. Performance allocations by segment for the three and nine months ended September 30, 2025 and 2024 comprised the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Global Private Equity	$(781.4)	$1,625.8	$(2,407.2)	(148)%	$(219.5)	$1,447.3	$(1,666.8)	(115)%
Global Credit	93.3	58.7	34.6	59%	223.1	170.0	53.1	31%
Carlyle AlpInvest	81.4	101.0	(19.6)	(19)%	251.4	209.4	42.0	20%
Total performance allocations	$(606.7)	$1,785.5	$(2,392.2)	NM	$255.0	$1,826.7	$(1,571.7)	(86)%
Performance allocations for the three and nine months ended September 30, 2025 included the following:
•In the Global Private Equity segment, for the three and nine months ended September 30, 2025, reversals of
Performance allocations were primarily attributable to the impact of a decrease in the market prices of certain public investments in CP VII and CAP V. Additionally, for the nine months ended September 30, 2025, reversals of
Performance allocations were offset by accruals of Performance allocations resulting from appreciation in CP VIII.
•In the Global Credit segment, for the three and nine months ended September 30, 2025, Performance allocation accruals were primarily driven by the impact of appreciation in CCOF II and CCOF III. During the nine months ended September 30, 2025, Performance allocation accruals were also driven by the impact of appreciation in
SASOF V.
•In the Carlyle AlpInvest segment, for the three and nine months ended September 30, 2025, Performance allocation accruals were primarily driven by the impact of appreciation in our secondaries & portfolio finance. During the nine months ended September 30, 2025, Performance allocation accruals were also driven by the impact of appreciation in our co-investment funds.

Performance allocations for the three and nine months ended September 30, 2024 included the following:
•In the Global Private Equity segment, for the three and nine months ended September 30, 2024, performance allocation accruals were primarily driven by appreciation in our CP VII fund, and to a lesser extent appreciation in our CP VIII and CAP V funds, partially offset by the reversal of performance allocations in our CEP V and CP VI funds due to portfolio depreciation.
•In the Global Credit segment, for the three and nine months ended September 30, 2024, performance allocation accruals were primarily driven by appreciation in our opportunistic credit funds.
•In the Carlyle AlpInvest segment, for the three and nine months ended September 30, 2024, performance allocation accruals were primarily driven by appreciation in our secondaries & portfolio finance and co-investment strategies.
See “—Trends Affecting Our Business” for further discussion on the macroeconomic, geopolitical and industry landscape, and our investment activity.
Principal investment income. The increase in Principal investment income for the three months ended September 30,
2025 compared to the three months ended September 30, 2024 primarily reflects the impact of a $48.5 million reversal of previously recorded unrealized investment income in the three months ended September 30, 2024 from our Global Credit products as a result of the Merger as discussed in Note 9, Related Party Transactions. The increase for the three months ended
September 30, 2025 was also impacted by an increase in other investment income, driven by unrealized market appreciation in a corporate investment. These were partially offset by a decrease in unrealized investment income from Carlyle FRL.
The decrease in Principal investment income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily attributable to an impairment charge of $92.5 million and a $38.0 million reduction in
NGP accrued carry, both related to the restructuring of the terms of our strategic investment in NGP (see Note 4, Investments, for more information).
Expenses
Compensation and benefits. Total compensation and benefits decreased $1.5 billion for the three months ended
September 30, 2025, as compared to the three months ended September 30, 2024, and decreased $1.0 billion for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decreases for three and nine months ended September 30, 2025 relative to the comparable prior year periods are primarily attributable to a decrease in
Performance allocations and incentive fee related compensation of $1.5 billion and $0.9 billion, respectively, and a decrease in
Equity-based compensation of $30.9 million and $68.0 million, respectively. The decrease in Performance allocations and incentive fee related compensation was primarily driven by a decrease in Performance allocations, on which Performance allocations and incentive fee related compensation is based. The decrease in Equity-based compensation was primarily driven by lower amortization on performance-based stock awards, partially offset by additional equity awards granted in February
2025.
General, administrative and other expenses. General, administrative and other expenses increased $4.1 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and increased $47.6 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase for the three months ended September 30, 2025 was primarily attributable to an increase in external fundraising costs, primarily in our Carlyle AlpInvest segment, as well as an increase in IT expenses and professional fees. These were partially offset by a decrease in foreign currency remeasurement adjustments of $13.1 million, reflecting a foreign exchange gain for the three months ended September 30, 2025, compared to a foreign exchange loss for the three months ended September 30, 2024 driven by the movement in EUR relative to USD.
The increase for the nine months ended September 30, 2025 was primarily attributable to an increase in foreign currency remeasurement loss of $13.1 million, reflecting the movement of EUR and GBP relative to USD, as well as an increase in external fundraising costs and an increase in operating costs related to certain funds. These were partially offset by the impact of an increase in liabilities during the nine months ended September 30, 2024 for litigation-related contingencies, regulatory examination and inquiries, and other matters.

Net investment income (loss) of Consolidated Funds. The table below summarizes the components of Net investment income (loss) of Consolidated Funds, including our consolidated CLOs and certain other funds:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Realized gains (losses)	$58.5	$(4.5)	$63.0	NM	$33.6	$(49.1)	$82.7	NM
Net change in unrealized gains (losses)	30.0	(20.4)	50.4	NM	66.5	107.2	(40.7)	(38)%
Total gains (losses)	88.5	(24.9)	113.4	NM	100.1	58.1	42.0	72%
Gains (losses) from liabilities of CLOs	34.7	27.4	7.3	27%	76.0	(67.7)	143.7	NM
Total net investment income (loss) of Consolidated Funds	$123.2	$2.5	$120.7	NM	$176.1	$(9.6)	$185.7	NM
Net investment income (loss) of Consolidated Funds for the three and nine months ended September 30, 2025 included unrealized gains of $153.6 million in a new collateralized fund obligation vehicle in our Carlyle AlpInvest segment, partially offset by unrealized losses of $82.2 million on an infrastructure investment in consolidated funds in our Global Private Equity segment.
Provision (benefit) for income taxes. The Company’s provision (benefit) for income taxes was $(26.7) million and $173.1 million for the three months ended September 30, 2025 and 2024, respectively, and $98.2 million and $264.5 million for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate was approximately (31)% and
22% for the three months ended September 30, 2025 and 2024, respectively, and 14% and 23% for the nine months ended
September 30, 2025 and 2024, respectively. The effective tax rate for the three months ended September 30, 2025 and 2024 primarily comprised the 21% U.S. federal corporate income tax rate, the impact of U.S. state and foreign income taxes and disallowed executive compensation, offset by non-controlling interest and equity-based compensation deductions. The effective tax rate for the three months ended September 30, 2025 was negative primarily due to the tax benefit from the pretax loss incurred prior to the effect of non-controlling interest and due to the deduction related to the excess tax benefit from the vesting of restricted stock units in the quarter. The effective tax rate for the nine months ended September 30, 2025 and 2024 primarily comprised the 21% U.S. federal corporate income tax rate, the impact of U.S. state and foreign income taxes, and disallowed executive compensation, primarily offset by equity-based compensation deductions and non-controlling interest. The effective tax rate for the nine months ended September 30, 2024 also includes an increase related to other non-deductible expenses.
As of September 30, 2025 and December 31, 2024, the Company had federal, state, local, and foreign taxes payable of
$90.6 million and $46.2 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
Net income attributable to non-controlling interests in consolidated entities. Net income attributable to non-controlling interests in consolidated entities was $111.6 million for the three months ended September 30, 2025, as compared to $20.0 million for the three months ended September 30, 2024, and $148.6 million for the nine months ended September 30, 2025, as compared to $54.3 million for the nine months ended September 30, 2024. These amounts are primarily attributable to the net earnings of the Consolidated Funds for each period, which are substantially all allocated to the related fund’s limited partners or
CLO investors, as well as net earnings from our insurance solutions business and certain other products that are allocated to certain third-party investors. These amounts also reflect the net income attributable to non-controlling interests in carried interest, giveback obligations, and cash held for carried interest distributions. The net income (loss) of our Consolidated Funds, after eliminations, was $91.3 million and $8.3 million for the three months ended September 30, 2025 and 2024, respectively, and $113.2 million and $16.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These Non-GAAP financial measures are presented for the three and nine months ended September 30, 2025 and 2024. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with the Conversion, impairment charges associated with lease right-of-use assets, gains or losses from retirement of debt, charges associated with contract terminations and employee severance, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions and infrequently occurring or unusual events.

The following table shows our total segment DE and FRE for the three and nine months ended September 30, 2025 and
2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Total Segment Revenues	$782.5	$895.0	$2,809.7	$2,706.9
Total Segment Expenses	414.1	527.9	1,554.9	1,565.3
(=) Distributable Earnings	$368.4	$367.1	$1,254.8	$1,141.6
(-) Realized Net Performance Revenues	19.1	90.6	234.2	288.3
(-) Realized Principal Investment Income	49.5	9.1	113.0	69.4
(+) Net Interest	12.1	10.5	38.2	33.3
(=) Fee Related Earnings	$311.9	$277.9	$945.8	$817.2
The following table sets forth our total segment revenues for the three and nine months ended September 30, 2025 and
2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$573.9	$526.5	$1,689.0	$1,567.6
Portfolio advisory and transaction fees, net and other	32.3	27.4	158.1	83.0
Fee related performance revenues	47.5	36.3	125.7	98.5
Total fund level fee revenues	653.7	590.2	1,972.8	1,749.1
Realized performance revenues	61.7	275.9	676.6	830.2
Realized principal investment income	49.5	9.1	113.0	69.4
Interest income	17.6	19.8	47.3	58.2
Total Segment Revenues	$782.5	$895.0	$2,809.7	$2,706.9
The following table sets forth our total segment expenses for the three and nine months ended September 30, 2025 and
2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$220.5	$207.6	$678.3	$627.2
Realized performance revenue related compensation	42.6	185.3	442.4	541.9
Total compensation and benefits	263.1	392.9	1,120.7	1,169.1
General, administrative, and other indirect expenses	107.3	92.9	309.2	270.5
Depreciation and amortization expense	14.0	11.8	39.5	34.2
Interest expense	29.7	30.3	85.5	91.5
Total Segment Expenses	$414.1	$527.9	$1,554.9	$1,565.3

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable
Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to
Distributable Earnings and to Fee Related Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Income (loss) before provision for income taxes	$85.8	$788.8	$697.4	$1,128.3
Adjustments:
Net unrealized performance and fee related performance revenues	244.6	(564.4)	210.3	(386.4)
Unrealized principal investment (income) loss	7.4	(1.8)	(35.1)	(54.3)
Equity-based compensation(1)	88.2	122.0	289.3	360.4
Acquisition or disposition-related charges, including amortization of intangibles and impairment	46.2	37.4	216.7	103.5
Tax (expense) benefit associated with certain foreign performance revenues	(0.4)	(0.2)	(0.5)	(1.4)
Net (income) loss attributable to non-controlling interests in consolidated entities	(111.6)	(20.0)	(148.6)	(54.3)
Other adjustments(2)	8.2	5.3	25.3	45.8
(=) Distributable Earnings	$368.4	$367.1	$1,254.8	$1,141.6
(-) Realized net performance revenues, net of related compensation(3)	19.1	90.6	234.2	288.3
(-) Realized principal investment income(3)	49.5	9.1	113.0	69.4
(+) Net interest	12.1	10.5	38.2	33.3
(=) Fee Related Earnings	$311.9	$277.9	$945.8	$817.2
(1)Equity-based compensation for the three and nine months ended September 30, 2025 and 2024 includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.

(3)  See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2025
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(606.7)	$668.4	$61.7
Performance revenues related compensation expense	(324.6)	367.2	42.6
Net performance revenues	$(282.1)	$301.2	$19.1

Principal investment income (loss)	$87.7	$(38.2)	$49.5

	Nine Months Ended September 30, 2025
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$255.0	$421.6	$676.6
Performance revenues related compensation expense	290.4	152.0	442.4
Net performance revenues	$(35.4)	$269.6	$234.2

Principal investment income (loss)	$79.8	$33.2	$113.0

	Three Months Ended September 30, 2024
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,785.5	$(1,509.6)	$275.9
Performance revenues related compensation expense	1,151.0	(965.7)	185.3
Net performance revenues	$634.5	$(543.9)	$90.6

Principal investment income (loss)	$46.0	$(36.9)	$9.1

	Nine Months Ended September 30, 2024
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,826.7	$(996.5)	$830.2
Performance revenues related compensation expense	1,222.4	(680.5)	541.9
Net performance revenues	$604.3	$(316.0)	$288.3

Principal investment income (loss)	$207.2	$(137.8)	$69.4
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
appropriate operating captions for the Non-GAAP results, and the exclusion of charges associated with the investment in NGP
Management and its affiliates that are excluded from the Non-GAAP results.

Distributable Earnings for our reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Global Private Equity	$146.8	$235.5	$644.3	$747.7
Global Credit	126.4	80.5	357.8	262.4
Carlyle AlpInvest	95.2	51.1	252.7	131.5
Distributable Earnings	$368.4	$367.1	$1,254.8	$1,141.6
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
basis due to the exclusion of fund expenses that are paid by the Consolidated Funds.

Global Private Equity
The following table presents our results of operations for our Global Private Equity(1) segment:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$295.0	$298.6	$(3.6)	(1)%	$880.4	$908.4	$(28.0)	(3)%
Portfolio advisory and transaction fees, net and other	6.5	5.9	0.6	10%	27.9	16.8	11.1	66%
Fee related performance revenues	—	—	—	NM	—	6.9	(6.9)	(100)%
Total fund level fee revenues	301.5	304.5	(3.0)	(1)%	908.3	932.1	(23.8)	(3)%
Realized performance revenues	38.0	225.2	(187.2)	(83)%	599.8	728.7	(128.9)	(18)%
Realized principal investment income (loss)	(0.4)	10.0	(10.4)	NM	27.1	35.7	(8.6)	(24)%
Interest income	7.4	7.7	(0.3)	(4)%	18.9	21.8	(2.9)	(13)%
Total revenues	346.5	547.4	(200.9)	(37)%	1,554.1	1,718.3	(164.2)	(10)%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	97.4	101.1	(3.7)	(4)%	306.5	314.3	(7.8)	(2)%
Realized performance revenues related compensation	24.2	141.5	(117.3)	(83)%	385.5	457.2	(71.7)	(16)%
Total compensation and benefits	121.6	242.6	(121.0)	(50)%	692.0	771.5	(79.5)	(10)%
General, administrative, and other indirect expenses(1)	56.2	48.5	7.7	16%	155.2	137.3	17.9	13%
Depreciation and amortization expense	7.6	6.7	0.9	13%	21.5	19.6	1.9	10%
Interest expense	14.3	14.1	0.2	1%	41.1	42.2	(1.1)	(3)%
Total expenses	199.7	311.9	(112.2)	(36)%	909.8	970.6	(60.8)	(6)%
(=) Distributable Earnings	$146.8	$235.5	$(88.7)	(38)%	$644.3	$747.7	$(103.4)	(14)%
(-) Realized Net Performance Revenues	13.8	83.7	(69.9)	(84)%	214.3	271.5	(57.2)	(21)%
(-) Realized Principal Investment Income (loss)	(0.4)	10.0	(10.4)	NM	27.1	35.7	(8.6)	(24)%
(+) Net Interest	6.9	6.4	0.5	8%	22.2	20.4	1.8	9%
(=) Fee Related Earnings	$140.3	$148.2	$(7.9)	(5)%	$425.1	$460.9	$(35.8)	(8)%
(1)For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions.

Distributable Earnings
Distributable Earnings decreased $88.7 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and decreased $103.4 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The following table provides the components of the changes in Distributable
Earnings for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025 v. 2024
	(Dollars in millions)
Distributable Earnings, September 30, 2024	$235.5	$747.7
Increases (decreases):
Decrease in fee related earnings	(7.9)	(35.8)
Decrease in realized net performance revenues	(69.9)	(57.2)
Decrease in realized principal investment income	(10.4)	(8.6)
Increase in net interest	(0.5)	(1.8)
Total decrease	(88.7)	(103.4)
Distributable Earnings, September 30, 2025	$146.8	$644.3
Realized Net Performance Revenues. Realized net performance revenues decreased $69.9 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and decreased $57.2 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Realized net performance revenues for the three months ended September 30, 2025 were primarily attributable to realizations in CJP III and CRP VIII.
Realized net performance revenues for the nine months ended September 30, 2025 were primarily attributable to realizations in
CPP II, NGP XI, CAP IV, and CETP IV. Realized net performance revenues for the three and nine months ended September
30, 2024 were primarily attributable to realizations in CAP IV, CETP III, and CJP III. Additionally, the nine months ended
September 30, 2024 included realizations in CIEP I. While overall exit activity increased in the nine months ended September
30, 2025 relative to the comparable 2024 period, the mix of exits was more concentrated in funds not yet realizing performance revenues.
Fee Related Earnings
Fee Related Earnings decreased $7.9 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and decreased $35.8 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The following table provides the components of the changes in Fee Related
Earnings for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025 v. 2024
	(Dollars in millions)
Fee Related Earnings, September 30, 2024	$148.2	$460.9
Increases (decreases):
Decrease in fee revenues	(3.0)	(23.8)
Decrease in cash-based compensation and benefits	3.7	7.8
Increase in general, administrative and other indirect expenses	(7.7)	(17.9)
All other changes	(0.9)	(1.9)
Total decrease	(7.9)	(35.8)
Fee Related Earnings, September 30, 2025	$140.3	$425.1

Fee Revenues. Total fee revenues decreased $3.0 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and decreased $23.8 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025 v. 2024
	(Dollars in millions)
Lower fund management fees	$(3.6)	$(28.0)
Higher portfolio advisory and transaction fees, net and other	0.6	11.1
Lower fee related performance revenues	—	(6.9)
Total decrease in fee revenues	$(3.0)	$(23.8)
The decrease in fund management fees for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to step-downs in management fee basis on CEP V and CRP IX in the fourth quarter of 2024, as well as net investment realizations in funds on which management fees are based on invested capital. These were partially offset by the activation of fees in CJP V, which turned on fees in the fourth quarter of 2024, as well as CRP X, which turned on fees on April 1, 2025. The impact of smaller buyout funds in our corporate private equity strategy is resulting in, and may continue to result in, lower fund management fees relative to prior periods.
The increase in portfolio advisory and transaction fees, net and other for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to an increase in transaction fees. Transaction fees are primarily generated by investment activity within our funds, and are therefore impacted by our investment pace. See “—
Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $7.7 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and increased $17.9 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30,
2024. The increase for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 was primarily attributable to an increase in professional fees. The increase for the nine months ended September 30, 2025 was primarily attributable to an increase in costs related to funds in fundraising, an increase in professional fees, and a lower reversal of value-added tax expense in Asia. These were partially offset by foreign exchange gains for the nine months ended
September 30, 2025 compared to foreign exchange losses for the nine months ended September 30, 2024.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2025	2024
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$41,525	$48,295
Fee-earning AUM based on invested capital	49,232	44,665
Fee-earning AUM based on net asset value	7,472	7,200
Fee-earning AUM based on lower of cost or fair value	2,918	3,363
Total Fee-earning AUM	$101,147	$103,523

Annualized Management Fee Rate(2)	1.17%	1.15%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Global Private Equity	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$102,330	$103,662	$98,033	$106,651
Inflows(1)	413	508	11,079	4,192
Outflows (including realizations)(2)	(1,583)	(1,376)	(9,599)	(7,246)
Market Activity & Other(3)	97	(42)	(161)	(150)
Foreign Exchange(4)	(110)	771	1,795	76
Balance, End of Period	$101,147	$103,523	$101,147	$103,523
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
period end.
Fee-earning AUM of $101.1 billion at September 30, 2025 decreased 1% from $102.3 billion at June 30, 2025. The net decrease was due to:
•Outflows of $1.6 billion, driven by realization in funds that charge fees on invested capital, notably in the NGP energy funds and CP VII, as well as redemptions in CPI.
Offsetting these decreases were:
•Inflows of $0.4 billion, primarily driven by investments in CPI.
Fee-earning AUM of $101.1 billion at September 30, 2025 increased 3% from $98.0 billion at December 31, 2024. The net increase was due to:
•Inflows of $11.1 billion, which included the activation of management fees in CRP X, additional fee-paying capital raised in CAP VI, and investments in our U.S. real estate, Asia buyout, and Europe buyout funds which charge fees on invested capital; and
•Positive foreign exchange activity of $1.8 billion reflecting the translation of our EUR- and JPY-denominated funds to USD.
Offsetting these increases were:
•Outflows of $9.6 billion, which included realizations in funds that charge fees on invested capital, notably in the
NGP energy funds and our U.S. buyout, Europe buyout, Asia buyout, and U.S. real estate funds, as well as the expiration of fees in CP VI during the period, and a fee basis step-down in CIEP II.
Fee-earning AUM of $101.1 billion at September 30, 2025 decreased 2% from $103.5 billion at September 30, 2024. The net decrease was due to:
•Outflows of $17.3 billion driven by realizations in funds that charge fees on invested capital, fee basis step-downs in
CRP IX, CEP V, and CIEP II, and the expiration of fees in CP VI during the period.

Offsetting these decreases were:
•Inflows of $14.6 billion primarily from the activation of fees in CRP X and CJP V, additional fee-paying capital raised in CAP VI, and investments in funds which charge fees on invested capital; and
•Positive foreign exchange activity of $0.6 billion reflecting the translation of our EUR- and JPY-denominated funds to USD.
Total AUM
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$165,057	$163,533
Inflows(1)	646	6,202
Outflows (including realizations)(2)	(2,685)	(12,335)
Market Activity & Other(3)	589	3,068
Foreign Exchange(4)	(157)	2,982
Balance, End of Period	$163,450	$163,450
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
period end.
Total AUM was $163.5 billion at September 30, 2025, a decrease of 1% from $165.1 billion at June 30, 2025. The net decrease was due to:
•Outflows of $2.7 billion driven by realizations in our U.S. buyout and U.S. real estate funds, as well as the NGP energy funds.
Offsetting these decreases were:
•Inflows of $0.6 billion, driven by capital raised in our U.S. real estate funds; and
•Market appreciation of $0.6 billion, which reflected appreciation generally across the portfolio, net of depreciation in CP VII ($0.4 billion) and CAP V ($0.3 billion), the portfolios of which were impacted by market price decreases in certain public investments.
Total AUM was $163.5 billion at September 30, 2025, flat compared to $163.5 billion at December 31, 2024. This was due to:
•Outflows of $12.3 billion, driven by realizations across the segment, notably in our U.S. buyout, power, and U.S.
real estate funds, as well as the NGP energy funds.
Offsetting these decreases were:
•Inflows of $6.2 billion, driven by new capital raised in our U.S. real estate and Asia buyout funds, as well as the
NGP energy funds;

•Market appreciation of $3.1 billion, driven by appreciation in CP VII ($0.9 billion), CP VIII ($0.7 billion), and CGP
II ($0.5 billion), partially offset by depreciation in CEP V ($0.8 billion); and
•Positive foreign exchange activity of $3.0 billion reflecting the translation of our EUR- and JPY-denominated funds to USD.
Fund Performance Metrics
Fund performance information for our investment funds that generally have at least $1.0 billion in capital commitments, cumulative equity invested or total value as of September 30, 2025, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc.
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

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(12)
				As of September 30, 2025						As of September 30, 2025
Fund (Fee Initiation Date/Step-down Date)(1)	Committed Capital(2)	Cumulative Invested Capital(3)	Percent Invested	Realized Value(4)	Remaining Fair Value(5)	MOIC (6)	Gross IRR (7)(8)	Net IRR (8)(9)	Net Accrued Carry/ (Giveback) (10)	Total Fair Value(11)	MOIC (6)	Gross IRR (7)(8)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,797	$10,603	72%	$1,691	$13,028	1.4x	19%	9%	$157	$2,161	1.7x	58%
CP VII (May 2018 / Oct 2021)	$18,510	$17,787	96%	$7,864	$21,235	1.6x	11%	8%	$438	$7,791	1.7x	13%
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$25,565	$3,064	2.2x	18%	13%	$126	$26,348	2.5x	22%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$28,117	$451	2.2x	18%	14%	$31	$28,136	2.3x	20%
CEP V (Oct 2018 / Oct 2024)	€6,416	€6,081	95%	€1,626	€4,981	1.1x	1%	Neg	$—	€541	0.8x	Neg
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,966	108%	€6,210	€1,331	1.9x	16%	11%	$58	€6,250	2.1x	20%
CEP III (Jul 2007 / Dec 2013)	€5,295	€5,177	98%	€11,730	€19	2.3x	19%	14%	$2	€11,749	2.3x	19%
CAP VI (Jun 2024 / Jun 2030)	$2,852	$—	—%	$—	$—	n/a	n/a	n/a	$—	n/a	n/a	n/a
CAP V (Jun 2018 / Jun 2024)	$6,554	$6,875	105%	$3,018	$6,606	1.4x	13%	8%	$3	$2,142	1.3x	23%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,146	107%	$8,667	$303	2.2x	18%	13%	$18	$8,704	2.4x	21%
CJP V (Nov 2024 / Nov 2030)	¥434,325	¥—	—%	¥—	¥—	n/a	n/a	n/a	$—	n/a	n/a	n/a
CJP IV (Oct 2020 / Nov 2024)	¥258,000	¥234,357	91%	¥148,550	¥297,425	1.9x	36%	24%	$86	¥180,929	3.4x	64%
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥273,641	¥10,454	3.1x	25%	18%	$5	¥274,341	3.3x	26%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$977	97%	$532	$1,733	2.3x	22%	16%	$78	$1,035	4.1x	34%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,961	$638	2.8x	26%	19%	$37	$1,956	2.4x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,283	$673	52%	$—	$812	1.2x	NM	NM	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,368	99%	$4,107	$1,437	2.3x	21%	15%	$72	$4,673	2.5x	23%
CETP V (Mar 2022 / Jun 2028)	€3,180	€1,528	48%	€—	€1,765	1.2x	NM	NM	$—	n/a	n/a	n/a
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,201	89%	€1,345	€1,423	2.3x	30%	21%	$60	€1,344	4.4x	74%
CETP III (Jul 2014 / Jul 2019)	€657	€610	93%	€1,752	€333	3.4x	40%	28%	$20	€1,757	3.8x	45%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$198	$1,859	2.1x	24%	19%	$42	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,235	90%	$1,583	$2,738	1.3x	4%	3%	$16	$1,817	2.3x	16%
All Other Active Funds & Vehicles(13)		$20,790	n/a	$15,495	$17,090	1.6x	12%	10%	$45	$15,526	2.0x	18%
Fully Realized Funds & Vehicles(14)(15)		$35,574	n/a	$81,709	$2	2.3x	28%	20%	$2	$81,711	2.3x	28%
TOTAL CORPORATE PRIVATE EQUITY(16)		$155,358	n/a	$210,005	$84,661	1.9x	25%	17%	$1,295	$210,523	2.3x	26%

Real Estate
CRP X (Apr 2025 / Jul 2030)	$9,000	$372	4%	$—	$360	1.0x	NM	NM	$—	n/a	n/a	n/a
CRP IX (Oct 2021 / Dec 2024)	$7,987	$6,012	75%	$432	$6,722	1.2x	12%	3%	$—	$409	1.4x	25%
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$5,123	93%	$5,677	$3,251	1.7x	32%	18%	$87	$5,624	2.1x	49%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,821	92%	$5,098	$1,169	1.6x	16%	10%	$—	$5,063	1.7x	20%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,155	92%	$3,815	$118	1.8x	27%	17%	$4	$3,748	1.9x	28%
CPI (May 2016 / n/a)	$8,249	$8,706	106%	$3,390	$7,965	1.3x	10%	8%	n/a*	$2,161	1.7x	12%
All Other Active Funds & Vehicles(17)		$2,599	n/a	$505	$2,498	1.2x	9%	5%	$5	$340	1.1x	20%
Fully Realized Funds & Vehicles(15)(18)		$14,293	n/a	$21,641	$13	1.5x	9%	5%	$—	$21,654	1.5x	10%
TOTAL REAL ESTATE(16)		$43,082	n/a	$40,558	$22,095	1.5x	11%	7%	$96	$38,998	1.6x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,008	44%	$799	$1,098	1.9x	26%	12%	$36	$752	3.2x	NM**
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,470	99%	$3,372	$1,374	1.9x	15%	9%	$48	$3,750	2.2x	18%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$2,098	95%	$658	$2,926	1.7x	18%	11%	$82	$792	1.8x	16%
CRSEF II (Nov 2022 / Aug 2027)	$1,187	$492	41%	$—	$835	1.7x	NM	NM	$16	n/a	n/a	n/a
NGP XIII (Feb 2023 / Feb 2028)	$2,300	$491	21%	$49	$732	1.6x	NM	NM	$4	$91	3.3x	NM
NGP XII (Jul 2017 / Jul 2022)	$4,304	$3,652	85%	$4,779	$2,747	2.1x	21%	15%	$32	$4,456	2.8x	33%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$5,034	95%	$8,112	$1,709	2.0x	13%	10%	$64	$7,380	2.1x	17%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,458	$307	1.1x	3%	—%	$—	$3,272	1.2x	5%
All Other Active Funds & Vehicles(19)		$5,029	n/a	$3,191	$4,783	1.6x	15%	12%	$31	$3,156	2.3x	19%
Fully Realized Funds & Vehicles(15)(20)		$3,534	n/a	$5,574	$6	1.6x	8%	5%	$1	$5,579	1.6x	8%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES(16)		$27,157	n/a	$29,991	$16,516	1.7x	12%	8%	$314	$29,228	1.9x	14%

*Net accrued fee related performance revenues for CPI are excluded from Net Accrued Performance Revenues. These amounts will be reflected as fee related performance revenues when realized, and included in Fund level fee revenues in our segment results. There were no accrued fee related performance revenues for CPI as of September 30, 2025.
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
(2)All amounts shown represent total capital commitments as of September 30, 2025. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.
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

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$146.5	$142.8	$3.7	3%	$456.1	$420.5	$35.6	8%
Portfolio advisory and transaction fees, net and other	25.6	21.4	4.2	20%	130.0	66.0	64.0	97%
Fee related performance revenues	28.6	29.0	(0.4)	(1)%	86.0	81.2	4.8	6%
Total fund level fee revenues	200.7	193.2	7.5	4%	672.1	567.7	104.4	18%
Realized performance revenues	8.2	11.5	(3.3)	(29)%	26.6	19.0	7.6	40%
Realized principal investment income (loss)	42.8	(2.8)	45.6	NM	60.3	30.2	30.1	100%
Interest income	8.1	9.8	(1.7)	(17)%	22.1	30.6	(8.5)	(28)%
Total revenues	259.8	211.7	48.1	23%	781.1	647.5	133.6	21%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	83.8	76.5	7.3	10%	261.0	227.3	33.7	15%
Realized performance revenues related compensation	4.7	6.9	(2.2)	(32)%	15.7	11.5	4.2	37%
Total compensation and benefits	88.5	83.4	5.1	6%	276.7	238.8	37.9	16%
General, administrative, and other indirect expenses	28.5	31.2	(2.7)	(9)%	99.7	96.1	3.6	4%
Depreciation and amortization expense	4.3	3.3	1.0	30%	12.0	9.6	2.4	25%
Interest expense	12.1	13.3	(1.2)	(9)%	34.9	40.6	(5.7)	(14)%
Total expenses	133.4	131.2	2.2	2%	423.3	385.1	38.2	10%
(=) Distributable Earnings	$126.4	$80.5	$45.9	57%	$357.8	$262.4	$95.4	36%
(-) Realized Net Performance Revenues	3.5	4.6	(1.1)	(24)%	10.9	7.5	3.4	45%
(-) Realized Principal Investment Income (loss)	42.8	(2.8)	45.6	NM	60.3	30.2	30.1	100%
(+) Net Interest	4.0	3.5	0.5	14%	12.8	10.0	2.8	28%
(=) Fee Related Earnings	$84.1	$82.2	$1.9	2%	$299.4	$234.7	$64.7	28%

Distributable Earnings
Distributable Earnings increased $45.9 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and increased $95.4 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The following table provides the components of the changes in Distributable
Earnings for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025 v. 2024
	(Dollars in millions)
Distributable Earnings, September 30, 2024	$80.5	$262.4
Increases (decreases):
Increase in fee related earnings	1.9	64.7
(Decrease) increase in realized net performance revenues	(1.1)	3.4
Increase in realized principal investment income	45.6	30.1
Increase in net interest	(0.5)	(2.8)
Total increase	45.9	95.4
Distributable Earnings, September 30, 2025	$126.4	$357.8
Realized Principal Investment Income. Realized principal investment income increased $45.6 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and increased $30.1 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily attributable to dividend income received of $31.4 million from our equity method investment in Carlyle FRL during the three months ended
September 30, 2025. The increase for the nine months ended September 30, 2025, as compared to the nine months ended
September 30, 2024, was partially offset by lower realized principal investment income from our CLOs.
Fee Related Earnings
Fee Related Earnings increased $1.9 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and increased $64.7 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The following table provides the components of the changes in Fee Related
Earnings for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025 v. 2024
	(Dollars in millions)
Fee Related Earnings, September 30, 2024	$82.2	$234.7
Increases (decreases):
Increase in fee revenues	7.5	104.4
Increase in cash-based compensation and benefits	(7.3)	(33.7)
Decrease (increase) in general, administrative and other indirect expenses	2.7	(3.6)
All other changes	(1.0)	(2.4)
Total increase	1.9	64.7
Fee Related Earnings, September 30, 2025	$84.1	$299.4

Fee Revenues. Fee revenues increased $7.5 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and increased $104.4 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025 v. 2024
	(Dollars in millions)
Higher fund management fees	$3.7	$35.6
Higher portfolio advisory and transaction fees, net and other	4.2	64.0
(Lower) higher fee related performance revenues	(0.4)	4.8
Total increase in fee revenues	$7.5	$104.4
The increase in Fund management fees for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily attributable to the receipt of approximately $19 million of catch-up subordinated management fees in certain aviation funds during the nine months ended September 30, 2025, due in part to the collection of insurance proceeds and in part due to the sale of collateral in those vehicles, and an increase in management fees from our direct lending business and CTAC. These were partially offset by lower management fees from our liquid credit business.
The increase in portfolio advisory and transaction fees, net and other fees for the three and nine months ended September
30, 2025 as compared to the three and nine months ended September 30, 2024 was primarily driven by an increase in capital markets fees. The recognition of capital markets fees can be volatile as they are primarily generated by investment activity. See
“—Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $7.3 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and increased
$33.7 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase in accrued bonuses related to capital markets fees as well as higher headcount.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2025	2024
Global Credit	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$2,504	$2,467
Fee-earning AUM based on invested capital	21,110	19,220
Fee-earning AUM based on collateral balances, at par	43,929	46,454
Fee-earning AUM based on net asset value	3,821	2,409
Fee-earning AUM based on fair value and other(2)	95,800	88,611
Total Fee-earning AUM	$167,164	$159,161

Annualized Management Fee Rate(3)	0.37%	0.36%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement and funds with fees based on gross asset value.
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.

The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Global Credit	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$162,784	$155,437	$154,186	$155,238
Inflows(1)	8,983	2,594	21,264	10,216
Outflows (including realizations)(2)	(4,878)	(3,137)	(11,406)	(8,901)
Market Activity & Other(3)	278	3,868	1,980	2,553
Foreign Exchange(4)	(3)	399	1,140	55
Balance, End of Period	$167,164	$159,161	$167,164	$159,161
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
period end.
Fee-earning AUM was $167.2 billion at September 30, 2025, an increase of 3% from $162.8 billion at June 30, 2025. The net increase was due to:
•Inflows of $9.0 billion, which were driven by over $4 billion of closed reinsurance transactions at Fortitude and deployment across the platform, including the closing of two U.S. CLOs and two Euro CLOs.
Offsetting these increases were:
•Outflows of $4.9 billion, which included outflows from our liquid credit products and realizations across the platform.
Fee-earning AUM was $167.2 billion at September 30, 2025, an increase of 8% from $154.2 billion at December 31,
2024. The net increase was due to:
•Inflows of $21.3 billion, which were driven by nearly $9 billion of closed reinsurance transactions at Fortitude and capital deployment across the platform, including the closing of four U.S. CLOs and two Euro CLOs;
•Positive market activity of $2.0 billion, which primarily reflected an increase in the fair value of assets covered by the Fortitude strategic advisory services agreement, as well as increases in our cross-platform credit and direct lending products; and
•Positive foreign exchange activity of $1.1 billion reflecting the translation of our EUR-denominated products to
USD.
Offsetting these increases were:
•Outflows of $11.4 billion, which were driven by outflows from our liquid credit products and realizations in our aviation and opportunistic credit funds.

Fee-earning AUM was $167.2 billion at September 30, 2025, an increase of 5% from $159.2 billion at September 30,
2024. The net increase was due to:
•Inflows of $26.4 billion, which reflected capital deployment across the platform, notably in our liquid credit products, including the closing of eight U.S. CLOs and three Euro CLOs, and asset-backed finance, direct lending, and opportunistic credit funds, as well as nearly $9 billion of closed reinsurance transactions at Fortitude.
Offsetting these increases were:
•Outflows of $15.0 billion, which included outflows from our liquid credit products and realizations across the platform; and
•Negative market activity of $3.9 billion, which primarily reflected a decrease in the fair value of assets covered by the Fortitude strategic advisory services agreement, partially offset by increases in our cross-platform credit products.
Total AUM
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$203,027	$192,374
Inflows(1)	9,900	22,882
Outflows (including realizations)(2)	(6,331)	(13,065)
Market Activity & Other(3)	1,877	5,049
Foreign Exchange(4)	1	1,234
Balance, End of Period	$208,474	$208,474
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
period end.
Total AUM was $208.5 billion at September 30, 2025, an increase of 3% compared to $203.0 billion at June 30, 2025.
The net increase was due to:
•Inflows of $9.9 billion, which were driven by capital raised in our liquid credit products, including the closing of two U.S. CLOs and two Euro CLOs, and asset-backed finance products, as well as over $4 billion of closed reinsurance transactions at Fortitude; and
•Positive market activity of $1.9 billion, primarily from an increase in the fair value of our cross-platform credit, opportunistic credit, and direct lending products.
Offsetting these increases were:
•Outflows of $6.3 billion for the period, which primarily reflected outflows from our liquid credit products and realizations across the platform, notably in our asset-backed finance products.

Total AUM was $208.5 billion at September 30, 2025, an increase of 8% compared to $192.4 billion at December 31,
2024. The net increase was due to:
•Inflows of $22.9 billion, which were driven by capital raised in our liquid credit products, including the closing of four U.S. CLOs and two Euro CLOs, as well as our asset-backed finance, cross-platform credit, aviation, and opportunistic credit products, and nearly $9 billion of closed reinsurance transactions at Fortitude;
•Positive market activity of $5.0 billion, which primarily reflected an increase in the fair value of our direct lending and cross-platform credit products, as well as an increase in the fair value of assets covered by the Fortitude strategic advisory services agreement; and
•Positive foreign exchange activity of $1.2 billion reflecting the translation of our EUR-denominated products to
USD.
Offsetting these increases were:
•Outflows of $13.1 billion for the period, which were primarily in our liquid credit products, with additional activity reflecting realizations across the platform, notably in our asset-backed finance and aviation products.
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
The following table reflects the performance of our significant carry funds in our Global Credit business. Please see “—
Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of September 30, 2025
Fund (Fee Initiation Date/Step-down Date)(11)	Committed Capital(12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Giveback) (7)
Global Credit Carry Funds
CCOF III - Levered (Feb 2023 / Oct 2028)	$4,678	$3,558	76%	$589	$3,540	1.2x	NM	NM	$19
CCOF II (Nov 2020 / Mar 2026)	$4,430	$5,846	132%	$3,585	$4,466	1.4x	14%	10%	$121
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,514	148%	$3,818	$1,253	1.4x	16%	12%	$31
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$1,667	$1,852	1.4x	10%	5%	$—
CICF II (Mar 2024 / Dec 2029)	$1,379	$265	19%	$35	$259	1.1x	NM	NM	$1
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,267	$91	1.4x	19%	12%	$7
All Other Active Funds & Vehicles(9)		$12,464	n/a	$4,302	$11,035	1.2x	11%	9%	$88
Fully Realized Funds & Vehicles(10)(13)		$9,698	n/a	$12,155	$35	1.3x	9%	4%	$—
TOTAL GLOBAL CREDIT CARRY FUNDS		$38,835	n/a	$27,419	$22,530	1.3x	11%	7%	$266
(1)Represents the original cost of investments since the inception of the fund. For CSP IV, reflects amounts net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
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
(12)All amounts shown represent total capital commitments as of September 30, 2025. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed capital for CCOF II excludes $150 million in capital committed by a CCOF II investor to a side vehicle. The CCOF III platform, which includes CCOF III - Levered, CCOF III - Unlevered, and CCOF III PSV, collectively has $5.7 billion of committed capital.
(13)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.

Carlyle AlpInvest
The following table presents our results of operations for our Carlyle AlpInvest segment:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$132.4	$85.1	$47.3	56%	$352.5	$238.7	$113.8	48%
Portfolio advisory and transaction fees, net and other	0.2	0.1	0.1	100%	0.2	0.2	—	—%
Fee related performance revenues	18.9	7.3	11.6	159%	39.7	10.4	29.3	282%
Total fund level fee revenues	151.5	92.5	59.0	64%	392.4	249.3	143.1	57%
Realized performance revenues	15.5	39.2	(23.7)	(60)%	50.2	82.5	(32.3)	(39)%
Realized principal investment income	7.1	1.9	5.2	274%	25.6	3.5	22.1	NM
Interest income	2.1	2.3	(0.2)	(9)%	6.3	5.8	0.5	9%
Total revenues	176.2	135.9	40.3	30%	474.5	341.1	133.4	39%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	39.3	30.0	9.3	31%	110.8	85.6	25.2	29%
Realized performance revenues related compensation	13.7	36.9	(23.2)	(63)%	41.2	73.2	(32.0)	(44)%
Total compensation and benefits	53.0	66.9	(13.9)	(21)%	152.0	158.8	(6.8)	(4)%
General, administrative, and other indirect expenses	22.6	13.2	9.4	71%	54.3	37.1	17.2	46%
Depreciation and amortization expense	2.1	1.8	0.3	17%	6.0	5.0	1.0	20%
Interest expense	3.3	2.9	0.4	14%	9.5	8.7	0.8	9%
Total expenses	81.0	84.8	(3.8)	(4)%	221.8	209.6	12.2	6%
(=) Distributable Earnings	$95.2	$51.1	$44.1	86%	$252.7	$131.5	$121.2	92%
(-) Realized Net Performance Revenues	1.8	2.3	(0.5)	(22)%	9.0	9.3	(0.3)	(3)%
(-) Realized Principal Investment Income	7.1	1.9	5.2	274%	25.6	3.5	22.1	NM
(+) Net Interest	1.2	0.6	0.6	100%	3.2	2.9	0.3	10%
(=) Fee Related Earnings	$87.5	$47.5	$40.0	84%	$221.3	$121.6	$99.7	82%

Distributable Earnings
Distributable Earnings increased $44.1 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and increased $121.2 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The following table provides the components of the changes in Distributable
Earnings for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025 v. 2024
	(Dollars in millions)
Distributable Earnings, September 30, 2024	$51.1	$131.5
Increases (decreases):
Increase in fee related earnings	40.0	99.7
Decrease in realized net performance revenues	(0.5)	(0.3)
Increase in realized principal investment income	5.2	22.1
Increase in net interest	(0.6)	(0.3)
Total increase	44.1	121.2
Distributable Earnings, September 30, 2025	$95.2	$252.7
Realized Principal Investment Income. Realized principal investment income increased $5.2 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.  Realized principal investment income increased $22.1 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30,
2024, primarily driven by our investment in the CAPM funds.
Fee Related Earnings
Fee Related Earnings increased $40.0 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and increased $99.7 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The following table provides the components of the changes in Fee Related
Earnings for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025 v. 2024
	(Dollars in millions)
Fee Related Earnings, September 30, 2024	$47.5	$121.6
Increases (decreases):
Increase in fee revenues	59.0	143.1
Increase in cash-based compensation and benefits	(9.3)	(25.2)
Increase in general, administrative and other indirect expenses	(9.4)	(17.2)
All other changes	(0.3)	(1.0)
Total increase	40.0	99.7
Fee Related Earnings, September 30, 2025	$87.5	$221.3
Fee Revenues. Fee revenues increased $59.0 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and increased $143.1 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, driven by an increase in Fund management fees of $47.3 million and
$113.8 million, respectively, and an increase in Fee related performance revenues of $11.6 million and $29.3 million, respectively. The increase in Fund management fees was primarily driven by the impact of fundraising in our most recent vintage of secondaries & portfolio finance funds. Fund management fees included catch-up management fees of $31.1 million and $55.6 million for the three and nine months ended September 30, 2025, respectively, an increase of $24.2 million and
$46.0 million, respectively, relative to the comparable 2024 periods. Fundraising for our most recent vintage of secondaries &
portfolio finance funds concluded in the third quarter and therefore these catch-up management fees will not recur next quarter.

Our CAPM funds also contributed to the increase in Fund management fees, and drove the increase in Fee related performance revenues due to its growing capital base and performance.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $9.3 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and increased
$25.2 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase in headcount and an increase in compensation associated with fee related performance revenues.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $9.4 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and increased $17.2 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30,
2024, primarily due to higher external fundraising costs.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2025	2024
Carlyle AlpInvest	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$27,966	$20,485
Fee-earning AUM based on invested capital(2)	8,968	9,205
Fee-earning AUM based on net asset value	17,051	12,383
Fee-earning AUM based on lower of cost or fair market value and other	9,658	8,850
Total Fee-earning AUM	$63,643	$50,923

Annualized Management Fee Rate(3)	0.69%	0.65%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds.
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Carlyle AlpInvest	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$59,587	$48,246	$52,139	$45,529
Inflows(1)	4,696	2,257	11,653	6,851
Outflows (including realizations)(2)	(1,102)	(616)	(2,969)	(2,435)
Market Activity & Other(3)	473	358	668	832
Foreign Exchange(4)	(11)	678	2,152	146
Balance, End of Period	$63,643	$50,923	$63,643	$50,923
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
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period, or commitment fee period has expired during the period, and reductions for funds that are no longer calling for fees. Distributions for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.

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
period end.
Fee-earning AUM was $63.6 billion at September 30, 2025, an increase of 7% from $59.6 billion at June 30, 2025. The net increase was due to:
•Inflows of $4.7 billion, which were driven by fee-paying capital raised and investment activity across all strategies, notably in our secondaries & portfolio finance, CAPM, and CAPS funds.
Offsetting these increases were:
•Outflows of $1.1 billion, which were driven by realizations in funds, across all strategies, that charge fees on invested capital.
Fee-earning AUM was $63.6 billion at September 30, 2025, an increase of 22% from $52.1 billion at December 31, 2024.
The net increase was due to:
•Inflows of $11.7 billion, which were driven by fee-paying capital raised and investment activity across all strategies, notably in our secondaries & portfolio finance funds; and
•Positive foreign exchange activity of $2.2 billion, primarily from the translation of our EUR-denominated funds to
USD.
Offsetting these increases were:
•Outflows of $3.0 billion, which were driven by realizations across all strategies in funds that charge fees on invested capital.
Fee-earning AUM was $63.6 billion at September 30, 2025, an increase of 25% compared to $50.9 billion at
September 30, 2024. The net increase was due to:
•Inflows of $14.7 billion, which were driven by fee-paying capital raised and investment activity in our secondaries
& portfolio finance and CAPM funds;
•Market appreciation of $1.5 billion, which was driven by certain funds in our secondaries & portfolio finance and primary strategies, as well as our CAPM funds, in which fees are based on fair value; and
•Positive foreign exchange activity of $0.9 billion, primarily from the translation of our EUR-denominated funds to
USD.
Offsetting these increases were:
•Outflows of $4.4 billion, which reflected realizations across all strategies and step-downs in fee bases in our primary funds.

Total AUM
The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(Dollars in millions)
Carlyle AlpInvest
Total AUM Rollforward
Balance, Beginning of Period	$96,518	$85,113
Inflows(1)	6,318	15,392
Outflows (including realizations)(2)	(2,715)	(6,346)
Market Activity & Other(3)	2,062	4,279
Foreign Exchange(4)	(48)	3,697
Balance, End of Period	$102,135	$102,135
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
period end.
Total AUM was $102.1 billion at September 30, 2025, an increase of 6% compared to $96.5 billion at June 30, 2025. The net increase was due to:
•Inflows of $6.3 billion, which reflected fundraising across the segment, notably in our secondaries & portfolio finance, CAPS, and CAPM funds; and
•Market appreciation of $2.1 billion, which was driven by our secondaries & portfolio finance and primary funds.
Offsetting these increases were:
•Outflows of $2.7 billion, predominantly from realizations in our co-investment and secondaries & portfolio finance strategies.
Total AUM was $102.1 billion at September 30, 2025, an increase of 20% compared to $85.1 billion at December 31,
2024. The net increase was due to:
•Inflows of $15.4 billion, which reflected fundraising across the platform, notably in our secondaries & portfolio finance and co-investment strategies, as well as the CAPM and CAPS funds;
•Market appreciation of $4.3 billion, which was driven by our secondaries & portfolio finance and co-investment strategies; and
•Positive foreign exchange activity of $3.7 billion, primarily from the translation of our EUR-denominated funds to
USD.
Offsetting these increases were:
•Outflows of $6.3 billion which reflected realizations across all strategies.
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

(Amounts in millions)				TOTAL INVESTMENTS
				As of September 30, 2025
Carlyle AlpInvest (1)(8)		Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value (3)	Total Fair Value(3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/ (Giveback) (12)
				(Reported in Local Currency, in Millions)
Secondaries & Portfolio Finance	ASF VIII	2024	$13,422	$5,576	$149	$7,138	$7,287	1.3x	NM	NM	$56
	ASF VII	2020	$6,769	$4,926	$1,993	$5,839	$7,832	1.6x	18%	14%	$118
	ASF VII - SMAs	2020	€2,027	€1,693	€556	€1,982	€2,537	1.5x	16%	14%	$38
	ASF VI	2017	$3,333	$2,810	$2,791	$1,850	$4,641	1.7x	15%	11%	$59
	ASF VI - SMAs	2017	€2,817	€2,613	€2,396	€1,796	€4,192	1.6x	13%	12%	$49
	ASF V	2012	$756	$673	$1,083	$120	$1,203	1.8x	18%	14%	$5
	ASF V - SMAs	2012	€3,916	€3,913	€6,797	€457	€7,254	1.9x	21%	19%	$10
	SMAs 2009-2011	2010	€1,859	€1,929	€3,328	€37	€3,366	1.7x	19%	18%	$—
	ASPF II	2023	$2,227	$707	$255	$609	$864	1.2x	NM	NM	$7
	All Other Active Funds & Vehicles (9)	Various		$2,015	$861	$1,911	$2,772	1.4x	21%	18%	$34
	Fully Realized Funds & Vehicles	Various		€4,079	€6,714	€11	€6,725	1.6x	19%	18%	$—
Co-Investments	ACF IX	2023	$4,120	$1,684	$15	$1,926	$1,941	1.2x	NM	NM	$3
	ACF VIII	2021	$3,614	$3,458	$417	$4,481	$4,899	1.4x	12%	10%	$48
	ACF VIII - SMAs	2021	$1,079	$1,000	$115	$1,290	$1,405	1.4x	13%	11%	$12
	ACF VII	2017	$1,688	$1,668	$1,425	$1,929	$3,354	2.0x	15%	13%	$60
	ACF VII - SMAs	2017	€1,452	€1,365	€960	€1,609	€2,569	1.9x	14%	12%	$43
	SMAs 2014-2016	2014	€1,274	€1,064	€2,280	€436	€2,716	2.6x	24%	22%	$8
	SMAs 2012-2013	2012	€1,124	€1,011	€2,767	€123	€2,890	2.9x	28%	26%	$1
	SMAs 2009-2010	2010	€1,475	€1,317	€3,494	€392	€3,886	2.9x	23%	21%	$—
	Strategic SMAs	Various		$4,523	$2,061	$5,699	$7,760	1.7x	16%	15%	$81
	All Other Active Funds & Vehicles (9)	Various		€283	€166	€260	€425	1.5x	33%	31%	$2
	Fully Realized Funds & Vehicles	Various		€5,781	€9,895	€7	€9,902	1.7x	15%	13%	$—
Primary Investments	SMAs 2024-2026	2024	€3,230	€115	€4	€112	€116	1.0x	NM	NM	$—
	SMAs 2021-2023	2021	€4,535	€1,606	€105	€1,837	€1,942	1.2x	NM	NM	$1
	SMAs 2018-2020	2018	$3,116	$2,596	$732	$3,156	$3,888	1.5x	15%	14%	$4
	SMAs 2015-2017	2015	€2,501	€2,447	€2,704	€2,186	€4,891	2.0x	19%	19%	$9
	SMAs 2012-2014	2012	€5,080	€5,684	€9,415	€3,019	€12,433	2.2x	17%	17%	$11
	SMAs 2009-2011	2009	€4,877	€5,520	€10,323	€1,736	€12,060	2.2x	17%	17%	$1
	SMAs 2006-2008	2005	€11,500	€12,821	€21,309	€1,212	€22,522	1.8x	10%	10%	$—
	SMAs 2003-2005	2003	€4,628	€4,877	€7,762	€135	€7,897	1.6x	10%	9%	$—
	All Other Active Funds & Vehicles (9)	Various		€1,741	€1,748	€227	€1,975	1.1x	3%	2%	$—
	Fully Realized Funds & Vehicles	Various		€4,740	€7,728	€20	€7,748	1.6x	12%	11%	$—
TOTAL CARLYLE ALPINVEST (USD)(11)				$107,582	$129,991	$56,634	$186,625	1.7x	14%	13%	$660
(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by AlpInvest. Excluded from the performance information shown are: (a) investments that were not originated by AlpInvest (i.e., AlpInvest did not make the original investment decision or recommendation); (b) Direct Investments, which was spun off from AlpInvest in 2005; (c) Carlyle AlpInvest Private Markets (“CAPM”); (d) Carlyle AlpInvest
Private Markets Secondaries (“CAPS”); and (e) LP co-investment vehicles managed by AlpInvest. As of September 30,
2025, these excluded portfolios amounted to approximately $15.1 billion of AUM in the aggregate.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Total Net
Accrued Carry excludes net accrued carry which was retained as part of the sale of MRE on April 1, 2021. There was no net accrued carry balance for MRE as of September 30, 2025.
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
products.
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings, cash we receive from our notes offerings, and funds from our senior revolving credit facility, which had $1.0 billion of available capacity as of September 30, 2025. Although we may consider other financings to invest in growing our business, such as the $800.0 million senior note offering during the quarter ended September 30, 2025, we believe these sources will be sufficient to fund our capital needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings, and amounts available for borrowing from our senior revolving credit facility or other financings.
Cash and cash equivalents. Cash and cash equivalents were approximately $2.2 billion at September 30, 2025. However, a portion of this cash is allocated for specific business purposes, including, but not limited to: (i) performance allocations and incentive fee related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation and amounts owed to non-controlling interests, (ii) proceeds received from realized investments that are allocable to non-controlling interests, and (iii) regulatory capital.

Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash, cash equivalents, and corporate treasury investments (if any), was approximately $2.1 billion as of September 30, 2025. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Revolving Credit Facility. The capacity under the amended and restated revolving credit facility is $1.0 billion, which was amended in May 2025 to extend the maturity date from April 29, 2027 to May 29, 2030. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (5.23% at September 30, 2025). As of September 30, 2025, there were no amounts outstanding under the senior revolving credit facility.
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
Global Credit Revolving Credit Facility. Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. As currently amended, the Global
Credit Revolving Credit Facility provides for a revolving line of credit with a capacity of $300 million, which matures in
September 2027, and a second revolving line of credit with a capacity of $200 million, which the Company amended in August
2025 to extend the maturity date to August 19, 2026.
The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. As of September 30, 2025, there was no borrowing outstanding under the Global Credit Revolving Credit Facility.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements.
The Company’s CLO borrowings were $337.0 million at September 30, 2025. The CLO borrowings are secured by the
Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO and generally do not have recourse to any other Carlyle entity. As of September 30, 2025, $318.3 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 6, Borrowings, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
Senior Notes. The Company and certain indirect finance subsidiaries of the Company have issued senior notes, on which interest is payable semi-annually, as discussed below. The senior notes are unsecured and unsubordinated obligations of the respective subsidiary and are fully and unconditionally guaranteed, jointly and severally, by the Company and each of the
Carlyle Holdings partnerships. The indentures governing each of the senior notes contain customary covenants that, among other things, limit the issuers’ and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets.
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
5.050% Senior Notes. In September 2025, the Company issued $800.0 million of 5.050% senior notes due September 19,
2035 at 99.767% of par.
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

Our accrued performance allocations by segment as of September 30, 2025, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations(1)	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$4,352.3	$(19.1)	$4,333.2
Global Credit	721.1	(25.5)	695.6
Carlyle AlpInvest	1,882.9	—	1,882.9
Total	$6,956.3	$(44.6)	$6,911.7
Plus: Accrued performance allocations from NGP Carry Funds(2)			341.2
Less: Accrued performance allocation-related compensation			(4,660.2)
Plus: Receivable for giveback obligations from current and former employees			11.5
Less: Deferred taxes on certain foreign accrued performance allocations			(19.9)
Less/Plus: Net accrued performance allocations/giveback obligations attributable to non-controlling interests in consolidated entities			(0.4)
Plus: Net accrued performance allocations attributable to Consolidated Funds, eliminated in consolidation			22.6
Net accrued performance revenues before timing differences			2,606.5
Less/Plus: Timing differences between the period when accrued performance allocations/giveback obligations are realized and the period they are collected/distributed			23.6
Net accrued performance revenues attributable to The Carlyle Group Inc.			$2,630.1
(1)Accrued incentive fees are excluded from net accrued performance revenues.
(2)Accrued performance allocations from NGP funds are presented as principal equity method investments in the condensed consolidated balance sheets.
The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of September 30, 2025, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)						Net Accrued Performance Revenues
	Quarter-to-Date		Year-to-Date		Last Twelve Months
	Q3 2024	Q3 2025	Q3 2024	Q3 2025	Q3 2024	Q3 2025
Overall Carry Fund Appreciation/(Depreciation)	3%	2%	7%	5%	8%	7%
Global Private Equity:	4%	1%	6%	4%	7%	5%	$1,704.7
Corporate Private Equity	4%	—%	7%	3%	9%	4%	1,295.3
Real Estate	2%	1%	4%	3%	2%	4%	95.7
Infrastructure & Natural Resources	2%	5%	7%	12%	6%	12%	313.7
Global Credit Carry Funds	3%	4%	9%	12%	14%	16%	265.9
Carlyle AlpInvest Carry Funds	2%	2%	6%	5%	8%	8%	659.5
Net Accrued Performance Revenues							$2,630.1
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
dividends or distributions. Certain of the investments attributable to The Carlyle Group Inc. (excluding certain general partner interests, certain strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity.

Investments as of September 30, 2025 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,961.9	$597.2	$3,559.1
Less: Amounts attributable to non-controlling interests in consolidated entities	(380.8)	—	(380.8)
Plus: Investments in Consolidated Funds, eliminated in consolidation	898.1	—	898.1
Less: Strategic equity method investments in NGP Management	—	(256.0)	(256.0)
Less: Investment in NGP general partners - accrued performance allocations	—	(341.2)	(341.2)
Total investments attributable to The Carlyle Group Inc.	$3,479.2	$—	$3,479.2
(1)Strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
See Note 4, Investments, to our condensed consolidated financial statements.
Our investments as of September 30, 2025 can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$1,226.5
Global Credit funds(2)	1,280.4
Carlyle AlpInvest funds	428.2
Total investments in Carlyle Funds, excluding CLOs	2,935.1
Investments in CLOs	405.9
Other investments	138.2
Total investments attributable to The Carlyle Group Inc.	3,479.2
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc.(3)	(318.3)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$3,160.9
(1)Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
(2)Includes the Company’s indirect investment in Fortitude through Carlyle FRL, a Carlyle-affiliated investment fund, as discussed in
Note 4, Investments, to the condensed consolidated financial statements. This investment had a carrying value of $739.5 million as of September 30, 2025.
(3)Of the $337.0 million in total CLO borrowings as of September 30, 2025 and as disclosed in Note 6, Borrowings, to the condensed consolidated financial statements, $318.3 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $18.7 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
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
•fund the capital investments in our funds;
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
With respect to dividend year 2025, the Board of Directors has declared a dividend to common stockholders totaling
$378.9 million, or $1.05 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2025
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2025	$0.35	$126.3	May 19, 2025	May 27, 2025
Q2 2025	0.35	126.5	August 18, 2025	August 28, 2025
Q3 2025	0.35	126.1	November 10, 2025	November 19, 2025
Total	$1.05	$378.9
With respect to dividend year 2024, the Board of Directors declared cumulative dividends to common stockholders totaling $502.7 million, consisting of the following:

Common Stock Dividends - Dividend Year 2024
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2024	$0.35	$125.6	May 14, 2024	May 21, 2024
Q2 2024	0.35	125.5	August 16, 2024	August 26, 2024
Q3 2024	0.35	125.2	November 18, 2024	November 25, 2024
Q4 2024	0.35	126.4	February 21, 2025	February 28, 2025
Total	$1.40	$502.7
Dividends to common stockholders paid during the nine months ended September 30, 2025 totaled $379.2 million, including the amount paid in February 2025 of $0.35 per common share in respect of the fourth quarter of 2024. Dividends to common stockholders paid during the nine months ended September 30, 2024 totaled $377.8 million, including the amount paid in March 2024 of $0.35 per common share in respect of the fourth quarter of 2023.
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
A substantial majority of the remaining commitments to our investment funds are expected to be funded by senior Carlyle professionals, operating executives, and other professionals through our internal co-investment program. Of the $4.0 billion of unfunded commitments as of September 30, 2025, approximately $3.4 billion is subscribed individually by senior Carlyle professionals, operating executives, and other professionals, with the balance funded directly by the Company. Approximately
78% of the $4.0 billion of unfunded commitments relate to investment funds in our Global Private Equity segment.
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of September 30, 2025, there were no material commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital
Markets platform.
Repurchase Program. During the nine months ended September 30, 2025, we paid an aggregate of $225.0 million to repurchase and retire approximately 4.2 million shares of common stock. In addition, during the nine months ended September
30, 2025, we paid an aggregate of $257.8 million and retired 4.6 million shares of common stock to settle tax withholding obligations in connection with net share settlements of equity-based awards, for a total of $482.8 million for approximately 8.9 million shares repurchased or withheld this year. As of September 30, 2025, $0.4 billion of repurchase capacity remained under the share repurchase program, which reflects the cost of common shares repurchased as well as shares settled for tax withholding payments made by the Company related to the net share settlement of equity-based awards. For further information on our repurchase program, see Note 13, Equity, to the condensed consolidated financial statements included in this Quarterly
Report on Form 10-Q.
Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows, which include the effects of our Consolidated Funds and CLOs in accordance with U.S. GAAP, are summarized below.

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Statements of Cash Flows Data
Net cash used in operating activities	$(2,080.4)	$(406.7)
Net cash used in investing activities	(57.4)	(50.9)
Net cash provided by financing activities	3,015.4	370.7
Effect of foreign exchange rate changes	82.3	23.7
Net change in cash, cash equivalents and restricted cash	$959.9	$(63.2)
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
Cash flows provided by operating activities during the nine months ended September 30, 2025 and 2024, excluding the activities of our Consolidated Funds, were $972.1 million and $867.3 million, respectively. During the nine months ended
September 30, 2025 and 2024, operating cash inflows primarily included the receipt of management fees and realized performance allocations and incentive fees, totaling approximately $2.7 billion and $2.8 billion, respectively. These inflows were offset by payments for compensation and general, administrative and other expenses of approximately $2.0 billion and
$2.0 billion for the nine months ended September 30, 2025 and 2024, respectively, which includes payment of 2024 and 2023 year-end bonuses paid in January 2025 and 2024, respectively.

Cash used to purchase investments, as well as the proceeds from the sale of such investments, are also reflected in our operating activities as investments are a normal part of our operating activities. During the nine months ended September 30,
2025, investment proceeds were $664.0 million as compared to investment purchases of $251.1 million. During the nine months ended September 30, 2024, investment proceeds were $333.3 million as compared to investment purchases of $213.8 million, which included a $115.1 million deferred consideration payment related to our investment in Fortitude.
The net cash provided by operating activities for the nine months ended September 30, 2025 and 2024 also reflects the investment activity of our Consolidated Funds. For the nine months ended September 30, 2025, purchases of investments by the
Consolidated Funds were $9.0 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $5.2 billion. For the nine months ended September 30, 2024, purchases of investments by the Consolidated Funds were
$5.0 billion, while proceeds from the sales and settlements of investments by the Consolidated Funds were $3.7 billion.
Net cash used in investing activities. Our investing activities generally reflect cash used for fixed assets, software for internal use, and corporate treasury investments. For the nine months ended September 30, 2025 and 2024, cash used in investing activities principally reflects purchases of fixed assets of $57.4 million and $51.0 million, respectively.
Net cash provided by financing activities. Excluding the activities of our Consolidated Funds, net cash provided by (used
in) financing activities during the nine months ended September 30, 2025 and 2024 was $6.1 million and $(888.6) million, respectively. During the nine months ended September 30, 2025, we issued $800.0 million of 5.050% senior notes due 2035, and we made no borrowings or repayments under the revolving credit facilities. During the nine months ended September 30,
2024, we borrowed and subsequently repaid an aggregate of $10.4 million under the Global Credit Revolving Credit Facility.
Dividends paid to our common stockholders were $379.2 million and $377.8 million for the nine months ended
September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, we paid $482.8 million and $478.8 million, respectively, to repurchase and retire 8.9 million and 10.9 million shares, respectively, which included shares retired in connection with the net share settlement of equity-based awards. During the nine months ended September 30,
2024, we paid $68.8 million in January 2024, representing the final annual installment of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the Conversion. For more information, see Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The net borrowings (payments) on loans payable by our Consolidated Funds during the nine months ended September 30,
2025 and 2024 were $2,755.1 million and $1,220.5 million, respectively. Contributions from non-controlling interest holders were $599.1 million and $219.2 million for the nine months ended September 30, 2025 and 2024, respectively, which relate primarily to contributions from the non-controlling interest holders in Consolidated Funds. For the nine months ended
September 30, 2025 and 2024, distributions to non-controlling interest holders were $308.1 million and $73.0 million, respectively, which relate primarily to distributions to the non-controlling interest holders in Consolidated Funds.
Our Balance Sheet
Total assets were $27.1 billion at September 30, 2025, an increase of $4.0 billion compared to December 31, 2024, primarily attributable to an increase in Investments in Consolidated Funds of $3.3 billion and an increase in Cash and cash equivalents of $1.0 billion, partially offset by a decrease in Investments, including Performance allocations of $0.4 billion. The decrease in Investments, including Performance allocations was primarily attributable to a decrease in Accrued performance allocations, primarily driven by depreciation in CAP V and CP VII, as well as the impact of realizations in CPP II, partially offset by appreciation in our AlpInvest funds and CP VIII. Refer to “—Cash Flows” in Part I, Item 2 of this Quarterly Report on Form 10-Q for details on the increase in Cash and cash equivalents.
Total liabilities were $20.2 billion at September 30, 2025, an increase of $3.5 billion from December 31, 2024. The increase in liabilities was primarily attributable to an increase in Loans payable of Consolidated Funds of $2.3 billion, an increase in Debt obligations of $0.8 billion, an increase in Other liabilities of Consolidated Funds of $0.3 billion, and an increase in Deferred revenue of $0.2 billion, partially offset by a decrease in Accrued compensation and benefits of $0.2 billion.
The increase in Debt obligations was driven by our issuance of $800.0 million of 5.050% senior notes due 2035 during the third quarter of 2025. The increase in Deferred revenue was driven by the receipt of management fees not yet recognized as revenue.
The decrease in Accrued compensation and benefits was primarily attributable to a decrease in Accrued performance allocations, on which Accrued performance allocations and incentive fee related compensation is based, and the payment of year-end bonuses.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 17, Supplemental Financial
Information, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At
September 30, 2025, our total assets without the effect of the Consolidated Funds were $15.9 billion, including cash and cash equivalents of $2.2 billion and net accrued performance revenues of $2.6 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2025 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Oct. 1, 2025 to Dec. 31, 2025	2026-2027	2028-2029	Thereafter	Total
	(Dollars in millions)
Debt obligations(1)	$8.2	$115.4	$522.1	$2,368.6	$3,014.3
Interest payable(2)	37.4	291.0	277.7	1,780.1	2,386.2
Other consideration(3)	3.7	36.0	27.6	—	67.3
Operating lease obligations(4)	18.4	149.6	146.6	255.6	570.2
Capital commitments to Carlyle funds(5)	4,062.1	—	—	—	4,062.1
Tax receivable agreement payments(6)	—	11.0	12.6	48.0	71.6
Loans payable of Consolidated Funds(7)	100.3	796.2	797.2	10,904.6	12,598.3
Unfunded commitments of the CLOs(8)	13.7	—	—	—	13.7
Consolidated contractual obligations	4,243.8	1,399.2	1,783.8	15,356.9	22,783.7
Loans payable of Consolidated Funds(7)	(100.3)	(796.2)	(797.2)	(10,904.6)	(12,598.3)
Capital commitments to Carlyle funds(5)	(3,388.1)	—	—	—	(3,388.1)
Unfunded commitments of the CLOs(8)	(13.7)	—	—	—	(13.7)
Carlyle Operating Entities contractual obligations	$741.7	$603.0	$986.6	$4,452.3	$6,783.6
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
(2)The interest rates on the debt obligations as of September 30, 2025 consist of: 3.500% on $425.0 million of senior notes, 5.050% on $800.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 3.56% to 10.12% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2025, at spreads to market rates pursuant to the debt agreements, and range from 1.65% to 11.83%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $36.7 million at September 30, 2025 as we are unable to estimate when such amounts may be paid.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Abingworth, which are accounted for as compensation expense, and are accrued over the service period. If earned, payments are made in the quarter following the performance year to which the payments relate. The contingent cash obligations relate to future incentive payments of up to
$130.0 million that are payable upon the achievement of certain performance targets during 2025 through 2028, which is the maximum amount that could be paid as of September 30, 2025. Through September 30, 2025, we paid $2.7 million related to these contingent obligations.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated financial statements as of
September 30, 2025. See Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to indemnifications.
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

Carlyle Common Stock
A rollforward of our common stock outstanding for the nine months ended September 30, 2025 is as follows:

Nine Months Ended September 30,
2025
Balance, beginning of period	357,183,632
Shares issued	7,189,022
Shares repurchased/retired	(4,236,146)
Balance, end of period	360,136,508
Shares of The Carlyle Group Inc. common stock issued during the nine months ended September 30, 2025 relate to the vesting of the Company’s restricted stock units and shares issued and delivered in connection with our equity method investment in NGP. Shares of The Carlyle Group Inc. common stock repurchased during the nine months ended September 30,
2025 relate to shares repurchased and subsequently retired as part of our share repurchase programs. Shares of The Carlyle
Group Inc. common stock issued and repurchased/retired during the nine months ended September 30, 2025 include shares retired as part of the net share settlement of equity-based awards.
The total shares as of September 30, 2025 as shown above exclude approximately 0.3 million net common shares, representing the vesting of restricted stock units subsequent to September 30, 2025 that will participate in the common shareholder dividend that will be paid on November 19, 2025.
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
There was no material change in our market risks during the nine months ended September 30, 2025. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)
under the Exchange Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth repurchases of our common stock during the three months ended September 30, 2025 for the periods indicated. During the three months ended September 30, 2025, 1.6 million shares were repurchased. In addition, 1.7 million shares were retired in connection with the net share settlement of equity-based awards, which are not included in the table below.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (3)
	(Dollars in millions, except share and per share data)
July 1, 2025 to July 31, 2025 (1)	—	$—	—	$879.3
August 1, 2025 to August 31, 2025 (1)(2)	1,101,099	$63.69	1,101,099	$809.2
September 1, 2025 to September 30, 2025 (1)(2)	467,300	$63.93	467,300	$779.3
Total	1,568,399		1,568,399
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
(3)The remaining repurchase authorization was $369.3 million as of September 30, 2025 when factoring in the net share settlement of equity-based awards.
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

4.1
Base Indenture dated as of September 19, 2025 among The Carlyle Group Inc., the Guarantors named therein and
The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the
Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2025).

4.2
First Supplemental Indenture dated as of September 19, 2025 among The Carlyle Group Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to
Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2025).

4.3	Form of 5.050% Senior Note due 2035 (included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2025).

10.1*
Revolving Credit Agreement, dated as of December 17, 2018, as amended by Amendment No. 1 on December 16,
2019, Amendment No. 2 on December 15, 2020, Amendment No. 3 on September 1, 2021, Amendment No. 4 on
January 25, 2022, Amendment No. 5 on August 23, 2023, Amendment No. 6 on August 21, 2024, and Amendment
No. 7 on August 20, 2025, among TCG Capital Markets L.L.C. and TCG Senior Funding L.L.C., as Borrowers, the
Lenders party hereto, and Mizuho Bank, Ltd., as Administrative Agent, and Mizuho Bank, Ltd., as Sole Lead
Arranger and Sole Bookrunner.

22*	Senior and Subordinated Notes, Issuers, and Guarantors.

31.1*	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1**	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
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

The Carlyle Group Inc.

Date: November 7, 2025	By:	/s/ John C. Redett
	Name:	John C. Redett
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)