Form 10-K
period 2025-12-31
Carlyle Group Inc.
filed 2026-02-27
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2025 was $13,579,714,543.
The number of the registrant’s shares of common stock outstanding as of February 24, 2026 was 361,171,067.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of the shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•Given our focus on achieving superior investment performance and maintaining and strengthening investor relations, we may reduce our AUM, restrain its growth, warehouse investments on our balance sheet for new funds, reduce our fees, or otherwise alter the terms under which we do business when we deem it in the best interest of our investors—even in circumstances where such actions might be contrary to the near-term interests of our stockholders.
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
•Use of artificial intelligence technology by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
Risks Related to Regulation and Litigation
•Rapidly developing and changing global data security and privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.

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
•Poor performance of our investment funds would cause a decline in our revenue, income, and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future funds.
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
•Our business depends in large part on our ability to raise capital from third-party investors. A failure to raise capital from third-party investors on attractive fee terms, or at all, would impact our ability to collect management fees or deploy such capital into investments and potentially collect carried interest, which would materially reduce our revenue and cash flow and adversely affect our financial condition.
•We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to individual investors, which could expose us to new and greater levels of risk.
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
•The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with an investment.
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
Risks Related to Our Common Stock
•The market price of our common stock may decline due to the large number of shares of stock eligible for future sale.
•Certain of our co-founders have the right to designate members of our Board of Directors.
•Anti-takeover provisions in our organizational documents could delay or prevent a change in control.
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
•U.S. and foreign tax regulations could adversely affect our ability to raise funds from certain foreign investors and increase compliance costs.

The Carlyle Group Inc. was formed in Delaware as a partnership on July 18, 2011. On January 1, 2020, we completed our conversion from a Delaware limited partnership named The Carlyle Group L.P. into a Delaware Corporation named The
Carlyle Group Inc. (the conversion, together with such restructuring steps and related transactions, the “Conversion”).
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
(d)the external investor portion of the net asset value of certain carry funds and evergreen products;
(e)the fair value of Fortitude’s general account assets invested under the strategic advisory services agreement;
(f)the gross assets (including assets acquired with leverage) of certain cross-platform credit and direct lending products, excluding cash and cash equivalents for one of our business development companies; and
(g)the lower of cost or fair value of invested capital, generally for AlpInvest carry funds where the commitment fee period has expired and certain carry funds where the investment period has expired.
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
(c) the net asset value of certain carry funds and evergreen products;
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
“Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) Carlyle Tactical Private Credit Fund (“CTAC”), (e) our closed-end tender offer Carlyle AlpInvest Private Markets
(“CAPM”) funds and Carlyle AlpInvest Private Markets Secondaries (“CAPS”) funds, and (f) certain other structured credit products.
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

PART I.

ITEM 1.BUSINESS
Overview
Carlyle is one of the world’s largest global investment firms that deploys private capital across three business segments: Global Private Equity, Global Credit, and Carlyle AlpInvest (formerly, Global Investment Solutions). Our teams invest across a range of strategies that leverage our deep industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Since our firm was founded in Washington, D.C. in 1987, we have grown to manage $477 billion in AUM as of December 31, 2025. Our experienced and diverse team of more than 2,500 employees includes 770 investment professionals in 27 offices across four continents, and we serve more than 3,200 active carry fund investors from 87 countries.
We seek to invest with a clarity of purpose, adaptability, and alignment between our interests and the interests of our fund investors, shareholders, and other stakeholders.
Operational and strategic highlights for our firm and our three global business segments for 2025 include:
•Assets under management grew 8% to $477 billion as of December 31, 2025 from $441 billion as of
December 31, 2024. The increase was driven by inflows of $53.7 billion during 2025, a 32% increase from
2024. We deployed $54.5 billion across our platform during 2025 and realized proceeds of $34.1 billion for our carry fund investors.
•We returned approximately $0.9 billion in capital to our shareholders. During 2025, we paid dividends to our common shareholders of $505 million, and used $400 million to repurchase 7.5 million shares of our common stock.
•In our Global Private Equity (“GPE”) segment, we realized proceeds of $18.2 billion for our carry fund investors in 2025 and deployed $10.4 billion across the segment, both representing increases from prior year levels. Inflows of $7.5 billion during the year reflected final closes in our tenth and largest U.S. real estate fund (“CRP X”) and our sixth Asia buyout fund (“CAP VI”), fundraising in our life sciences platform, and subscriptions in our evergreen real estate offering (“CPI”). We had continued success in initial public offerings in 2025, listing Orion Breweries in Japan, Hexaware in India, and Medline in the United States,
reflecting breadth and diversity across geographies and sectors.
•Our Global Credit (“GC”) AUM increased 10% year-over-year to $211 billion, driven by inflows of $28.3 billion across a diverse set of strategies. Deployment of $29.9 billion in 2025 more than doubled compared to
2023 levels, driven by strong direct lending originations and sustained activity in our structured credit products. We priced 39 CLOs in 2025, including the closing of nine new CLO issuances. Our Global Capital
Markets strategy also had a record year, and was the primary driver of $206.0 million of portfolio advisory and transaction fees for the year ended December 31, 2025.
•In our Carlyle AlpInvest segment, total AUM increased 20% year-over-year to $102 billion, driven by $17.9 billion of inflows primarily from fundraising in our secondaries & portfolio finance, CAPM, and our newly launched CAPS funds. We deployed $14.2 billion in investments across our Carlyle AlpInvest platform, and we realized proceeds of $10.3 billion for our Carlyle AlpInvest investors.
Business Segments
We operate our business across three segments: Global Private Equity, Global Credit, and Carlyle AlpInvest.
Information about our segments should be read together with Part II, Item 7 “Management’s Discussion and Analysis of
Financial Condition and Results of Operations.”

Global Private Equity
Our GPE segment advises our buyout, growth, real estate, infrastructure, and natural resources funds. Across our GPE funds, as of December 31, 2025, we had investments in more than 275 active portfolio companies that employ over 700,000 people around the world. Our GPE teams have the following areas of focus:
Corporate Private Equity. Our corporate private equity teams advise a diverse group of funds that invest in transactions that focus either on a particular geography or strategy. Our buyout funds focus on corporate buyouts and strategic minority investments. The investment mandate for our growth capital funds is to seek out companies with the potential for disruptive growth. Our core strategy seeks longer duration private equity opportunities, targeting stable businesses with sustainable market leadership, which have opportunities for operational improvement. Our corporate private equity funds are advised by teams of local professionals who live and work in the markets where they invest. In 2025, we invested $5.9 billion in new and follow-on investments through our corporate private equity funds and realized $11.3 billion of proceeds. As of
December 31, 2025, our corporate private equity funds had, in the aggregate, $104.3 billion in AUM.
Real Estate. Our real estate team advises real estate funds that invest in the U.S. and Europe, with a focus on a broad range of opportunities including residential properties, senior living facilities, industrial properties, and self-storage properties, but have limited our exposure to office buildings, hotels, and retail properties. Our real estate funds generally focus on acquiring single-property assets rather than large-cap companies with real estate portfolios and made more than 1,700 investments across the world from inception through December 31, 2025. In 2025, we invested $2.2 billion in new and follow-
on investments through our real estate funds and realized $1.6 billion of proceeds. As of December 31, 2025, our real estate funds managed, in the aggregate, $36.0 billion in AUM.
Infrastructure & Natural Resources. Our active infrastructure and natural resources funds focus on infrastructure and energy investing. Our infrastructure business comprises teams that invest in six primary sectors: renewables, energy infrastructure, water and waste, transportation, digital infrastructure, and power generation. Our energy activities focus on buyouts, growth capital investments and strategic joint ventures in the midstream, upstream, downstream, energy and oilfield services sectors around the world. Our international energy investment team primarily focuses on investments across the energy value chain outside of North America. We generally conduct our North American energy investing through our strategic investment in NGP, a Texas-based energy investor. In 2025, we invested $2.3 billion in new and follow-on investments through our infrastructure and natural resources funds and realized $5.2 billion of proceeds. As of December 31, 2025, we managed
$23.3 billion in AUM through our infrastructure and natural resources funds.
The following table presents certain data about our Global Private Equity segment as of December 31, 2025 (dollar amounts in billions).

AUM(1)	% of Total AUM	Fee-earning AUM	Active Investments	Active Funds(1)	Available Capital	Investment Professionals(2)	Amount Invested Since Inception	Investments Since Inception
$164	34%	$101	975+	75	$39	430	$245	2,700+
(1)Total AUM includes NGP, which advises ten funds with $10.8 billion in AUM as of December 31, 2025. See Note 4, Investments, to the
consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our strategic investments in NGP. We do not control NGP, and we do not serve as an investment adviser to the NGP funds.
(2)Total GPE investment professionals excludes NGP employees.
Global Credit
Our Global Credit segment, which had $211.3 billion in assets under management as of December 31, 2025, advises products that pursue investment strategies across the credit spectrum, including liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, and cross-platform credit products. Global Credit, which also includes our insurance solutions and global capital markets businesses, has been Carlyle’s fastest-growing segment in the past five years, with total AUM nearly quadrupling in that period. Since the establishment of Global Credit in 1999, these various capital sources have provided the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of our more than
205 investment professionals and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers.

Primary areas of focus for our Global Credit platform include:
Insurance Solutions
•Carlyle Insurance Solutions. Carlyle Insurance Solutions (“CIS”) combines our deep insurance expertise with portfolio construction capabilities, capital sourcing and asset origination strengths to provide comprehensive liability funding and reinsurance, asset management and advisory solutions for reinsurance companies and fund investors. The CIS team oversees the investment in Fortitude, as well as the strategic advisory services agreements with certain subsidiaries and affiliates of Fortitude and FCA Re. As of December 31, 2025, AUM related to capital raised for equity investments in reinsurance companies, including from third-party investors to acquire a controlling interest in Fortitude, was $6.5 billion. As of December 31, 2025, total AUM related to these strategic advisory services agreements was $80.4 billion, which has increased over 50% since signing the Fortitude agreement in April 2022. This balance includes the net asset value of investments in Carlyle products, which is also reflected in the AUM and Fee-earning AUM of the strategy in which they are invested. Fortitude and certain
Fortitude reinsurance counterparties have committed approximately $24.6 billion of capital to-date to various
Carlyle strategies.
Liquid Credit
•Our liquid credit products invest primarily in performing senior secured bank loans through CLOs and other investment vehicles. In 2025, we closed nine new CLOs with an aggregate size of $4.8 billion. As of
December 31, 2025, our liquid credit team advised funds with AUM totaling $50.1 billion.
Private Credit
•Opportunistic Credit. Our opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt-like instruments, as well as preferred and common equity. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). In certain investments, our funds may seek to restructure pre-
reorganization debt claims into controlling positions in the equity of the reorganized companies. As of
December 31, 2025, our opportunistic credit team advised products totaling $20.3 billion in AUM.
•Direct Lending. Our direct lending business includes our business development companies (“BDCs”) that invest primarily in middle market first-lien loans (which include unitranche, “first out” and “last out” loans) and second-
lien loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $25 million to $100 million, that lack access to the broadly syndicated loan and bond markets. As of December 31,
2025, our direct lending investment team advised investment vehicles with AUM totaling $13.6 billion.
•Asset-Backed Finance. Asset-backed finance (“ABF”) is an asset-backed, private fixed income investment strategy within Global Credit that seeks to generate a premium return profile compared to traditional fixed income and credit investments by acquiring and lending against diversified pools of assets with contractual cash flows.
ABF combines Carlyle’s long-standing history in liquid credit, private asset underwriting expertise, and capital markets capabilities, to deliver tailored asset-focused financing solutions across the entire debt and equity capital structure. As of December 31, 2025, ABF represented $10.2 billion in AUM.
•Aviation Finance. Carlyle Aviation Partners is our multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment throughout the commercial aviation industry. As of
December 31, 2025, Carlyle Aviation Partners had approximately $12.8 billion in AUM across carry funds, securitization vehicles, liquid strategies, and other vehicles.
•Infrastructure Credit. Our infrastructure credit team invests primarily in directly originated and privately negotiated debt instruments related to global infrastructure projects, primarily in the power, energy, transportation, water/waste, telecommunications and social infrastructure sectors. The team focuses primarily on senior, subordinated, and mezzanine debt and seeks to invest primarily in developed markets within the Organization for
Economic Cooperation and Development (“OECD”). As of December 31, 2025, our Infrastructure credit team managed $6.9 billion in AUM.

•Cross-Platform Credit Products. Our platform initiatives include CTAC, our U.S. closed-end interval fund, and
ETAC, our semi-liquid European fund, that invest across Carlyle’s entire credit platform, as well as cross-platform separately managed accounts that are tailored to invest across Carlyle’s credit platform based on the specific investment needs of individual investors. As of December 31, 2025, the Global Credit platform initiatives represented $10.0 billion in AUM.
Global Capital Markets
•Carlyle Global Capital Markets. Carlyle Global Capital Markets (“GCM”) is a loan syndication and capital markets business that arranges, places, underwrites, originates and syndicates loans and underwrites and places securities of third parties and Carlyle portfolio companies through TCG Capital Markets and TCG Senior
Funding. TCG Capital Markets is a FINRA registered broker dealer. GCM may also act as the initial purchaser of such loans and securities. GCM receives fees, including underwriting, placement, structuring, transaction and syndication fees, commissions, underwriting and original issue discounts, interest payments and other compensation, which may be payable in cash or securities or loans, in respect of the activities described above and may elect to waive such fees.
The following table presents certain data about our Global Credit segment as of December 31, 2025 (dollar amounts in billions).

AUM	% of Total AUM	Fee-earning AUM	Available Capital	Active Funds	Investment Professionals
$211	44%	$169	$19	142	205+
Carlyle AlpInvest
Our Carlyle AlpInvest (formerly, Global Investment Solutions) segment, established in 2011, provides comprehensive investment opportunities and resources for our investors and clients to build private equity portfolios through fund of funds, secondary purchases or financings of existing portfolios and managed co-investment programs. Investors can also invest across our platform through our closed-end tender offer CAPM and CAPS funds, which have $7.2 billion in AUM as of December 31,
2025. Carlyle AlpInvest executes these activities through AlpInvest, one of the world’s largest investors in private equity.
The primary areas of focus for our Carlyle AlpInvest teams include:
•Private Equity Secondary & Portfolio Finance Investments. Funds managed by AlpInvest build an investment portfolio of private equity owned assets through the acquisition of limited partnership interests of private funds in the secondary market and other types of transactions such as fund recapitalizations, portfolio restructurings and spin-outs, and portfolio financings. Such funds will also invest in various debt (including both investment grade and non-investment grade debt), preferred equity and structured equity securities issued by private funds or other vehicles that own or have similar interests in private equity owned assets. Private equity investors who desire to sell or restructure their pre-existing investment commitments to a fund may negotiate to sell the fund interests to
AlpInvest. In this manner, AlpInvest’s secondary & portfolio finance investments team provides the full range of liquidity and restructuring solutions from debt to equity for third-party private equity investors. As of
December 31, 2025, our secondary & portfolio finance investments program totaled $45.7 billion in AUM.
•Private Equity Co-investments. AlpInvest invests alongside other private equity and mezzanine funds in which it or certain AlpInvest limited partners typically has a primary fund investment throughout Europe, North America and Asia. These investments are generally made when an investment opportunity is too large for a particular fund and the sponsor of the fund therefore seeks to raise additional “co-investment” capital from sources such as
AlpInvest. As of December 31, 2025, our co-investment programs totaled $24.1 billion in AUM.
•Private Equity Fund Investments. Our fund of funds vehicles advised by AlpInvest make investment commitments directly to buyout, growth capital, venture and other alternative asset funds advised by other general partners. As of December 31, 2025, AlpInvest advised $25.0 billion in AUM in private equity fund investments.

The following table presents certain data about our Carlyle AlpInvest segment as of December 31, 2025 (dollar amounts in billions).

AUM	% of Total AUM	Fee-earning AUM	Fund Vehicles	Available Capital	Investment Professionals	Amount Invested Since Inception
$102	21%	$66	461	$30	125+	$111
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
◦Data. The goal of our research function is to extract as much information as possible from our portfolio about the current state of the economy and its likely evolution over the near-to-medium term. Our corporate private equity investment portfolio includes 190 active corporate investments as of December 31, 2025, across a diverse range of industries and geographies that each generate multiple data points (e.g., orders, shipments, production volumes, occupancy rates, bookings). By evaluating this data on a systematic basis, we work to identify the data with the highest correlation with macroeconomic data and map observed movements in the portfolio to anticipated variation in the economy, including changes in growth rates across industries and geographies. We incorporate this proprietary data into our investment portfolio management strategy and exit decisions on an ongoing basis. We believe this robust data gives us an advantage over our peers who do not have as large of a global reach. Additionally, we are leveraging technological innovations and artificial intelligence tools which offer operational efficiency potential across the deal life cycle from sourcing and diligence, all the way through to exits. These tools allow our deal teams to operate more efficiently by democratizing access to data analysis and automating more routine tasks allowing teams more time to focus on the key issues and drive greater investment insights.
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
As of December 31, 2025, 75 portfolio companies are actively participating in the optional program, benefiting from more than 100 category arrangements and preferred vendor arrangements.
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
Carlyle AlpInvest
Our Carlyle AlpInvest team aims to apply a wide array of capabilities to help clients meet their investment objectives.
The investment approach of our Carlyle AlpInvest platform is generally characterized as follows:
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
Our Global Investment Offerings
The following table provides a breakout of the product offerings and related acronyms included in our total assets under management of $477 billion as of December 31, 2025 for each of our three global business segments (in billions):

Global Private Equity	$163.6	Global Credit	$211.3
Corporate Private Equity	$104.3	Insurance Solutions [4]	$86.9
U.S. Buyout (CP)	52.8	Liquid Credit	$50.1
Asia Buyout (CAP)	11.5	U.S. CLOs	35.4
Europe Buyout (CEP)	9.8	Europe CLOs	10.1
Carlyle Global Partners (CGP)	6.8	CLO Investment Products	2.5
Japan Buyout (CJP)	6.0	Revolving Credit	2.0
Europe Technology (CETP)	5.5	Private Credit	$74.4
U.S. Growth (CP Growth / CEOF)	3.2	Opportunistic Credit (CCOF / CSP)	20.3
Life Sciences (ABV / ACCD)	2.2	Direct Lending [5]	13.6
Asia Growth (CAP Growth / CAGP)	1.1	Aviation Finance (SASOF / CALF)	12.8
Other [1]	5.4	Asset-Backed Finance	10.2
Real Estate	$36.0	Cross-Platform Credit (incl CTAC)	10.0
U.S. Real Estate (CRP)	25.0	Infrastructure (CICF)	6.9
Core Plus Real Estate (CPI)	8.4	Other [6]	0.5
International Real Estate (CER)	2.5
Infrastructure & Natural Resources	$23.3	Carlyle AlpInvest	$102.0
NGP Energy [2]	10.8	Secondaries & Portfolio Finance (ASF / ASPF)	$45.7
Infrastructure and Renewable Energy [3]	7.1	Co-Investments (ACF)	$24.1
International Energy (CIEP)	5.4	Primary Investments & Other [7]	$32.2

Note: All amounts shown represent total assets under management as of December 31, 2025, and totals may not sum due to rounding. In addition, certain carry funds included herein may not be included in fund performance if they have not made an initial capital call or commenced investment activity.
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
(6)Includes our Energy Credit (CEMOF) and Real Estate Credit (CNLI) funds.
(7)Includes Carlyle AlpInvest Private Markets (CAPM) and Carlyle AlpInvest Private Markets Secondaries (CAPS) funds.
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
Investor Relations
Our diverse and sophisticated investor base includes more than 3,200 active carry fund investors located in 87 countries. Included among our many longstanding fund investors are pension funds, sovereign wealth funds, insurance companies, and high net worth individuals in the United States, Asia, Europe, the Middle East, and South America.
We have a dedicated investor relations team that strives to cultivate long-term, strategic partnerships with our limited partners. Our team combines strong strategy and coordination abilities to bring the best of Carlyle to our limited partners. In addition, our team consists of a combination of geographically focused professionals and dedicated product specialists who collaborate to deliver on investor needs. The investor relations team is also supported by a central strategy and operations team responsible for data analytics and additional fulfillment responsibilities. Our Global Wealth team is dedicated to fundraising in the private wealth channel globally and, in the United States, is organized regionally within each of its three constituent segments: Registered Investment Advisors, Wirehouses, and Independent Broker Dealers. Global Wealth also includes dedicated strategic partnerships, marketing, product development, and support professionals who help drive fundraising efforts.
The firm manages $18 billion in assets under management and serves over 45,000 investors across Global Wealth products as of December 31, 2025.
Our investor relations professionals are in regular dialogue with our fund investors, enabling us to monitor investor preferences and tailor future solutions to meet investor demand. We seek to secure a first-mover advantage with key investors by providing a broad and diverse range of investment opportunities. In addition, we endeavor to expand our partnerships by sharing our insights and perspectives on the market and investment environment, as well as discussing how we can help investors achieve their objectives. We also continue to use technology to augment our fund transparency and communication around market insights, as well as facilitate consistent dialogue through both virtual and in-person meetings and events. This partnership approach to fundraising has been critical in generating inflows of $158 billion over the past three years, including nearly $54 billion in 2025.
As of December 31, 2025, approximately 93% of commitments (by dollar amount) were from investors who are committed to more than one product and approximately 76% of commitments (by dollar amount) were from investors who are committed to more than five products. We believe the loyalty of our carry fund investor base, as evidenced by our substantial number of multi-fund relationships, enhances our ability to raise new funds and successor funds in existing strategies.
Investor Services
We have a team of more than 1,000 investor services professionals worldwide. The investor services group performs a range of functions to support our investment teams, investor relations group, and the corporate infrastructure of Carlyle. Our investor services professionals provide an important control function, ensuring that transactions are structured pursuant to partnership agreements, assisting in global regulatory compliance requirements, and investor reporting to enable investors to easily monitor the performance of their investments. We have devoted substantial resources to creating comprehensive and timely investor reports, which are increasingly important to our investor base. The investor services group also works closely with the investment teams throughout each fund’s lifecycle, from fund formation and investments to portfolio monitoring and fund liquidation.

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
Each investment fund domiciled outside the European Economic Area (the “EEA”) engages an investment adviser that is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our EEA-domiciled investment funds engage a Carlyle entity that is domiciled in the EEA as an external alternative investment fund manager (an “AIFM”), and the AIFM generally delegates portfolio management responsibilities for the fund to a Carlyle entity that is registered under the Advisers Act. Our investment advisers and AIFMs generally are entitled to a management fee from each investment fund or account they are engaged by. For a discussion of the management fees to which our investment advisers and AIFMs are entitled across our various types of investment funds, see “Incentive Arrangements / Fee Structure” below.
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
The governing agreements of the vast majority of our investment funds, other than our Carlyle AlpInvest funds as discussed further below, provide that, subject to certain conditions, a majority in interest (based on capital commitments) of third-party investors in those funds have the right to remove the general partner of the fund for cause and/or to accelerate the liquidation date of the investment fund without cause. In addition, the governing agreements of many of our investment funds generally require investors in those funds to affirmatively vote to continue the investment period in the event that certain “key persons” in our investment funds do not provide the specified time commitment to the fund or our firm ceases to control the general partner (or similar managing entity) or the investment adviser or ceases to hold a specified percentage of the economic interests in the general partner (any such events, a “Key Person Event”).
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
With respect to our closed-end carry funds, investors generally agree to fund their commitment over a period of time.
For such carry funds, the investment period generally runs until the earliest of (i) the expiration of a defined period of time;
(ii) the date the general partner cancels the investors’ obligation to fund capital contributions; (iii) the date a supermajority in interest (based on capital commitments) of investors vote to terminate the investment period; or (iv) the occurrence of a Key
Person Event, unless upon any of these events the investors vote to continue the investment period. Following the termination of the investment period, an investor generally will be released from any further obligation with respect to its undrawn capital commitment except to the extent necessary to pay partnership expenses and management fees, fund outstanding borrowings and guarantees, complete investments with respect to transactions committed to prior to the end of the investment period, and make follow-on investments in existing investments. Generally, an investor’s obligation to fund follow-on investments continues following the end of the investment period, although certain funds have a limit on when and how much the fund is permitted to fund for such follow-on investments.
Each closed-end carry fund generally has a 10-year term from its initial or final closing date, although some funds have shorter (such as certain Carlyle Aviation Partners funds and Global Credit funds) or longer terms. A fund’s governing agreement generally provides that the fund’s term may be extended by the general partner, in certain cases with consent of the limited partners or the investor advisory committee.
Incentive Arrangements / Fee Structure
Fund Management Fees. We provide management services to funds that engage our investment advisers or AIFMs.
For closed-end carry funds, management fees are based on limited partners’ capital commitments, invested capital, or invested and committed capital during the fund’s investment period. Following the expiration or termination of the investment period, the management fee rate may be reduced and the basis for management fees may change to be net invested capital, the lower of cost or net asset value of invested capital, or the net asset value of unrealized investments. The investment adviser or AIFM will receive management fees during the term of the fund. The terms of the investment advisory agreement and related agreements specify the frequency of when management fees are called (e.g., quarterly or semi-annually) and whether they are called in advance or in arrears.
Management fees for our open-end funds and BDCs and other 1940 Act regulated vehicles are generally based on the fund’s net asset value or gross assets, payable on a monthly or quarterly basis in arrears over the life of the fund. Investor redemptions from an open-end fund or a decline in a fund’s net asset value will reduce the management fees payable by the fund. For our CLOs and other structured products, management fees are based on the total par amount of assets or the aggregate principal amount of notes in the CLO and are due quarterly. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The investment advisers will receive management fees for the
CLOs until redemption of the securities issued by the CLOs.
The general partners or investment advisers of certain of our Global Private Equity carry funds from time to time receive customary transaction fees upon consummation of many of the fund’s acquisition transactions, receive monitoring fees from many of the fund’s portfolio companies following acquisition, and may receive other fees in connection with the fund’s activities. The management fees charged to investors in our carry funds generally are offset by 100% of such funds’ allocable portions of such transaction fees, monitoring fees, and certain other fees that are received by the general partners and their affiliates. Management fees generally are not offset by fees received by GCM in connection with capital markets activities.
In addition, Carlyle Aviation Partners may receive servicing fees in connection with asset-backed financing transactions for certain Carlyle Aviation Partners funds. To the extent the financing instruments are held by the funds, these fees are generally offset against management fees of the funds.
We also receive management fees in certain situations where we do not act as the investment adviser to a fund. Under the strategic advisory services agreements with Fortitude and Fortitude Carlyle Asia Re, Ltd. (“FCA Re”), the Company earns a recurring management fee due quarterly in arrears based on the client’s general account assets, which, with respect to Fortitude, adjusts within an agreed range based on Fortitude’s overall profitability. Our equity interest in NGP entitles us to an allocation of management fee related revenues of the NGP entities that serve as advisors to the NGP Energy Funds. See Note 4,
Investments, to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our strategic investments in NGP.
Performance Allocations. The general partner of each of our carry funds also receives carried interest from the carry funds. Carried interest entitles the general partner to a special residual allocation of profit on third-party capital. In the case of our closed-end carry funds, carried interest is generally calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest generated by third-party capital invested in such fund. Net realized profit or loss is not netted between or among funds. Our senior Carlyle professionals and other personnel who work in these operations also own interests in the general partners of our carry funds in order to better align their interests with our own and with those of the investors in the funds, and such certain other personnel participate in a commingled carried interest pool program. We also allocate a portion of carried interest to our annual discretionary bonus pool for our employees. In total, we currently allocate a range of approximately 60% to 70% of any carried interest that we earn to those individuals and our carried interest pool program.
For most carry funds, the carried interest is subject to an annual preferred return of 7% to 9% and return of certain fund costs (generally subject to catch-up provisions as set forth in the fund limited partnership agreement). These terms may vary on longer-dated funds, certain Global Credit funds, and our external co-investment vehicles. If, as a result of diminished performance of investments later in the life of a closed-end fund, the fund does not achieve investment returns that (in most cases) exceed the preferred return threshold or (in almost all cases) the general partner receives in excess of the allocated carried interest, we will be obligated to repay the amount by which the carried interest that previously was distributed to us exceeds amounts to which we are ultimately entitled. This obligation, which is known as a “giveback” obligation, operates with respect to a given carry fund’s own net investment performance only and typically is capped at the after-tax amount of carried interest received by the general partner. Each recipient of carried interest distributions is individually responsible for his or her proportionate share of any “giveback” obligation, and we have historically withheld a portion of the cash from carried interest distributions to individuals as security for potential “giveback” obligations. However, we may guarantee the full amount of such
“giveback” obligation in respect of amounts received by Carlyle and certain other amounts. With respect to the portion of any carried interest allocated to the firm, we expect to fund any “giveback” obligation from available cash. Our ability to generate carried interest is an important element of our business and carried interest has historically accounted for a significant portion of our income.
The receipt of carried interest in respect of investments of our carry funds is dictated by the terms of the partnership agreements that govern such funds, which generally allow for carried interest distributions in respect of an investment upon a realization event after satisfaction of obligations relating to the return of capital from all realized investments, any realized losses, allocable fees and expenses, and the applicable annual preferred return. Carried interest ultimately is realized and distributed when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the investors have been reimbursed, (iii) the investment fund’s cumulative realized returns are in excess of the preferred return, and (iv) we have decided to collect carry rather than return additional capital to investors. Distributions to eligible senior Carlyle professionals in respect of such carried interest generally are made shortly thereafter. Our decision to collect carry considers such factors as the level of embedded valuation gains, the portion of the fund invested, the portion of the fund returned to investors, and the length of time the fund has been in carry, as well as other qualitative measures. In substantially all cases, our Carlyle AlpInvest funds are not eligible for carried interest distributions until all capital contributions for investments and expenses and the preferred return hurdle have been returned. Although Carlyle has seldom been obligated to pay a giveback obligation, such obligation, if any, in respect of previously realized carried interest, is determined and due upon the winding up or liquidation of a carry fund pursuant to the terms of the fund’s partnership agreement and in many cases the giveback also is calculated at prior intervals.
With respect to our separately managed accounts, BDCs, Carlyle Credit Income Fund (“CCIF”), CAPM, CAPS,
Carlyle Private Equity Partners Fund (“CPEP”), and CTAC, carried interest generally is referred to as an “Incentive Fee.”
Incentive Fees consist of performance-based incentive arrangements pursuant to management contracts when the return on
AUM exceeds certain benchmark returns or other performance targets, and in certain cases are subject to any recovered losses.
Incentive Fees are recognized when the performance benchmark has been achieved.
Capital Invested in and Alongside Our Investment Funds
To further align our interests with those of investors in our investment funds, generally up to 3% of all capital commitments to our funds are made by Carlyle, our senior Carlyle professionals, advisors, and other professionals. Carlyle will generally commit up to 1% of capital commitments to our Global Private Equity and Global Credit carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We also intend to make investments in our
Carlyle AlpInvest carry funds, our open-end funds, our BDCs and other 1940 Act regulated vehicles, and our CLO vehicles. In addition, certain qualified Carlyle professionals and other qualified individuals (including certain individuals who may not be employees of the firm but who have pre-existing business relationships with Carlyle or industry expertise in the sector in which a particular investment fund may be investing) are permitted, subject to certain restrictions, to invest alongside the investment funds we sponsor and advise. Fees assessed or profit allocations on such investments by such persons may be eliminated or substantially reduced.
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
As of December 31, 2025, we employed more than 2,500 individuals, including 770 investment professionals, located in 27 offices across four continents.
Our Culture
Our employees around the globe are united by our culture, which is driven by our mission to invest wisely and create value. We seek to achieve our mission and deliver value to our shareholders and other stakeholders by challenging the status quo and leveraging diverse perspectives. In addition, we encourage our employees to leave their comfort zone and seek out a leading edge while working with passion, creativity, and a relentless determination to deliver for our shareholders and other stakeholders. We also seek to foster lateral working relationships across and beyond Carlyle while working as one team to drive long-term value creation.
Our People
At Carlyle, our success hinges on leveraging opportunities to stay competitive in a complex, global investment landscape and to be responsive to the needs of our clients. We are committed to growing and cultivating our top talent and creating an environment that fosters and values the varied perspectives, backgrounds, experiences, and geographies of all our employees and other stakeholders.
Inclusive Leadership. We seek to foster a culture where all of our employees feel that they belong and everyone can excel. Inclusive leadership is one of our core leadership competencies, and all employees nominated for promotion to Managing
Director and Partner in 2025 were evaluated on their inclusive leadership and management skills. We also facilitate a global mentorship program designed to foster professional growth by pairing less experienced employees with seasoned mentors.
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
Compensation and Benefits
We believe that competitive compensation and incentive programs are critical to hiring and retaining highly qualified people. We seek to provide a pay and benefits package that is competitive within the local marketplace for our industry to reward and retain our employees and attract and retain talent. Compensation comprises a base salary for salaried employees and compensation per hour for hourly employees in connection with satisfying the daily expectations of their roles. Our annual, discretionary performance-based bonus program is a significant component of our compensation program and rewards employees based on firm, segment, investment fund, department, and individual performance to directly align our employees with our financial performance and strategic goals. To further align the interests of our employees with our shareholders and to cultivate a strong sense of ownership and commitment to our firm, certain employees also are eligible to receive awards of restricted stock units and/or participate in our other long-term incentive programs. In order to further drive the alignment of the interests of our personnel with our shareholders and to improve retention of our personnel, pursuant to our bonus deferral program, a portion of the performance-based bonuses for 2025 was paid to Carlyle professionals receiving bonuses over a certain threshold in the form of a grant of restricted stock units that vests in installments over a period of three years. In addition, during 2025, we awarded restricted stock units with performance-based vesting conditions to a select number of senior
Carlyle professionals that have the accountability to help us achieve our growth objectives. These units are highly aligned with our shareholders as they only vest with share price appreciation.

The success of our business is fundamentally connected to the well-being of our people. We are committed to our employees’ health, safety, and wellness and seek to provide benefits that are locally relevant to our employees. For example, our U.S. benefits programs include health and welfare benefits (including healthcare, dental benefits, and vision benefits, among others), retirement offerings (including employer matching contributions, subject to eligibility requirements), an
Employee Assistance Program, family and caregiver-oriented benefits, and commuting benefits, among others. In addition, we have various time-off policies for eligible employees for sick leave, vacation leave, personal days, paid holidays, and paid parental leave. We also seek to provide strong benefits programs globally in line with local market practices.
Consistent with our guiding principle that building better businesses means investing responsibly and engaging in the communities where we work and invest, we encourage our employees to get involved where they live, work, and invest through our volunteer and wealth sharing programs. In 2025, more than 280 Carlyle employees gave over 500 philanthropic gifts, which we matched. These gifts supported over 250 nonprofit organizations globally. Carlyle employees also put their time and expertise to work through volunteer activities across our offices.
Sustainability
As a global organization dedicated to driving value, Carlyle has invested in a framework and the necessary resources for understanding, monitoring, and managing material environmental, social, and governance (“ESG”) risks and opportunities across our portfolio. We believe ESG integration provides an additional lens to help us assess and mitigate risks and identify and capitalize on potential opportunities. Our ESG Policy outlines our approach to ESG integration and our resourcing, scope, and investment application.
We prioritize governance, reporting, and transparency on material sustainability and ESG-related matters. We publish an annual sustainability report, Task Force on Climate-related Financial Disclosures (TCFD) report, and corporate sustainability disclosures, which utilize Global Reporting Initiative (GRI) Standards and provide an internationally recognized framework to communicate sustainability and ESG matters to our various stakeholders.
With respect to our investments, we may track certain ESG key performance indicators (KPIs) that we consider potentially relevant as drivers of risk mitigation and/or value creation across diverse geographies and assets for our corporate private equity investments, including climate-related metrics.
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
Our Board of Directors has ultimate oversight of our firm’s approach to sustainability. The Board receives periodic updates on our sustainability strategy and certain investment implications, and receives information on thematic topics, such as our approach to climate risk and opportunity. The Nominating and Corporate Governance Committee of the Board, which takes a leadership role in shaping our corporate governance, including our sustainability strategy, has appointed a member of the
Board to serve as the Sustainability Lead, responsible for oversight of the firm’s work in this area. In addition, Carlyle’s Co-
Heads of Sustainability are directly responsible for our climate strategy, with ultimate oversight from the firm’s Chief
Operating Officer.
Global Technology & Solutions
Global Technology & Solutions (“GTS”) is essential for Carlyle to conduct investment activities, manage internal administration activities, and connect our global enterprise. As part of our GTS strategy and governance processes, we develop and routinely refine our technology architecture and solutions to deliver value to our investors. Our systems, data, network, and infrastructure are monitored and administered by formal controls and risk management processes that help protect the data and privacy of our employees, investors, and other stakeholders. In addition, our business continuity plans are designed to allow critical business functions to continue in an orderly manner in the event of a system outage. Our GTS team works closely with our business segment teams to maintain operational resilience through business continuity planning and annual IT disaster recovery and incident response plan testing, which collectively support the goal of mitigating risk were an emergency to occur.
Our Board of Directors oversees our enterprise risk management strategy, including our strategy on cybersecurity risks, directly and through its committees. In this respect, the Audit Committee of the Board of Directors oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Our Information Security Committee (“ISC”), which is chaired by our Chief Information Security Officer and composed of senior representatives from our business, compliance, and risk management departments, monitors threats and prioritizes the initiatives of our information security program. In addition, we seek to educate our employees on how to safeguard Carlyle’s information assets through security awareness training focused on cyber risks, as well as simulated phishing exercises that provide insight into the effectiveness of our security training. Employees serve an integral role in protecting
Carlyle’s data and attest to complying with various requirements both during onboarding and on an annual basis. See Item 1C
“Cybersecurity.”
Competition
As a global investment firm, we compete with a broad array of regional and global investment firms, as well as global banking institutions and other types of financial institutions and markets, for employees, investors, and investment opportunities. Generally, our competition varies across business lines, geographies, distribution channels, and financial markets.
We believe that our competition for investors is based primarily on investment performance, business relationships, the quality of services provided to investors, reputation and brand recognition, pricing, market sentiment, and the relative attractiveness of the particular opportunity in which a particular fund intends to invest. To stay competitive, we believe it also is important to be able to offer fund investors a customized suite of investment products that enable them to tailor their investments across the product offerings in our three global business segments. As we continue to target high net worth investors, we also face competition for these investors from mutual funds and investment firms that have competing private wealth products. We believe that competition for investment opportunities varies across business lines, but is generally based on industry expertise and potential for value-add, pricing, terms, and the structure of a proposed investment and certainty of execution.
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
Within our GPE segment, our main competitors for investment opportunities are generally other private equity sponsors, sovereign wealth funds, and operating companies acting as strategic acquirers, as well as real estate development companies and other infrastructure investment business. In our Global Credit segment, our main competitors are private credit strategies, business development companies, distressed debt funds, mezzanine funds, lessors of commercial aircraft, infrastructure lenders, other CLO issuers, and asset-backed lenders. In our Carlyle AlpInvest segment, our main competitors are other fund of funds managers and/or with advisers that are turning their business models towards discretionary investment advisory services. As larger sovereign wealth funds and pension funds pursue direct commitments and secondary transactions, our Carlyle AlpInvest funds may face increased competition for investments and co-investment opportunities.
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
TCG Capital Markets L.L.C. (“TCG Capital Markets”) is Carlyle’s affiliated U.S. broker-dealer entity. TCG Capital
Markets is registered as a broker-dealer with the SEC and in 50 states, the District of Columbia, the Commonwealth of Puerto
Rico, and the Virgin Islands, and is a member of the Financial Industry Regulatory Authority (“FINRA”). In addition, TCG
Capital Markets operates under an international dealer exemption in the Canadian provinces of Alberta, British Columbia,
Manitoba, New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, Quebec, and Saskatchewan. TCG Capital
Markets may act as an underwriter, syndicator, or placement agent in securities offerings and TCG Senior Funding L.L.C. may act as an underwriter, originator, syndicator, or placement agent for loan originations. TCG Capital Markets also conducts U.S.-
based marketing and fundraising activities for our Global Private Equity, Global Credit, and Carlyle AlpInvest business lines, and houses our anti-money laundering compliance function.
Registered broker-dealers are subject to routine periodic and other examinations by the staff of FINRA and the SEC.
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
Carlyle Global Credit Investment Management L.L.C. (“CGCIM”), a subsidiary of Carlyle, serves as the investment adviser to certain closed-end investment companies that have elected to be regulated as BDCs under the Investment Company
Act (as well as to certain private funds and other clients). Accordingly, these BDCs are subject to all relevant provisions under the Investment Company Act as registered investment companies. In addition, CGCIM serves as the investment adviser to
CTAC and CCIF, each of which is regulated as a registered investment company under the Investment Company Act.
Moreover, AlpInvest Private Equity Investment Management, LLC, a subsidiary of Carlyle, serves as the investment adviser to
CAPM and CAPS, each of which is regulated as a registered investment company under the Investment Company Act. CGCIM also serves as a sub-adviser to CAPM and CAPS.

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
In the UK, the principal legislation regulating financial services is the Financial Services and Markets Act 2000 (the
“FSMA”) and the principal European pieces of legislation affecting the conduct of our business in the EU is implemented under the Markets in Financial Instruments Directive (“MiFID”) and the Alternative Investment Fund Managers Directive
(“AIFMD”), although there are also a number of other pieces of legislation both in the UK and the EU that affect our business, such as the General Data Protection Regulation (and its UK equivalent). The FSMA rules and EU laws that have either been assimilated into UK law in connection with the UK’s withdrawal from the EU (e.g., the Markets in Financial Instruments
Regulation) or already implemented in the UK through domestic legislation or regulatory rules prior to such withdrawal (e.g.,
MiFID and AIFMD), comprehensively regulate the provision of most aspects of our asset management and advisory business in the UK, including sales, research and trading practices, provision of investment advice, corporate finance, dealing, use and safekeeping of client funds and securities, record keeping, margin practices and procedures, anti-money laundering, periodic reporting, settlement procedures, securitization, derivative trading, prudential capital requirements, data protection, and interest rate benchmarks. Legislation not yet in effect and future legislative initiatives will impact our business. See Item 1A “Risk
Factors—Risks Related to Regulation and Litigation—Regulatory initiatives in jurisdictions outside the United States could adversely affect our business.”
CECP Advisors LLP (“CECP”), one of our subsidiaries in the UK, is authorized under the FSMA and regulated by the
Financial Conduct Authority (the “FCA”). CECP has permission to undertake certain investment advisory and related activities in the UK—broadly these are advising on, and arranging deals in relation to, certain types of investments. CECP is only permitted to carry out these activities in relation to eligible counterparties and professional clients.
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
In April 2024, the AlpInvest Partners LLP (“AlpInvest UK”) application for authorization was approved by the FCA.
AlpInvest UK now is authorized and regulated by the FCA with permission to carry on investment advisory and related activities, including advising on and arranging deals in relation to certain types of investments in relation to eligible counterparties and professional clients.
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
Certain of our European subsidiaries are subject to compliance requirements in connection with AIFMD, which regulates alternative investment fund managers (“AIFMs”) established in the EEA that manage alternative investment funds
(“AIFs”). In the UK, an assimilated version of the AIFMD exists. The AIFMD also regulates and imposes regulatory obligations in respect of the marketing in the EEA by AIFMs (whether established in the EEA or elsewhere) of AIFs (whether established in the EEA or elsewhere). Currently, Carlyle has three authorized AIFMs in the EEA: AlpInvest Partners B.V.
(“AlpInvest BV”), CIM Europe S.a.r.l. (“CIM Europe”), and Carlyle Real Estate SGR S.p.A. In the UK, Abingworth is
authorized under the UK’s assimilated version of AIFMD.

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
Authorized AIFMs are entitled to market their AIFs throughout the EEA under a marketing passport. Under the
AIFMD, an AIFM may, in addition to its fund management activity, be authorized to provide certain investment services that would otherwise require authorization under MiFID. Authorization under the AIFMD is currently available only to EEA fund managers. AlpInvest BV obtained authorization as an AIFM from the Authority for Financial Markets in the Netherlands (the
“AFM”) in 2015. AlpInvest BV also is licensed by the AFM to provide some of the additional investment services that are otherwise generally reserved to MiFID firms. CIM Europe obtained authorization as an AIFM in Luxembourg from the
Commission de Surveillance du Secteur Financier (“CSSF”) in early 2018. CIM Europe also was licensed by the CSSF in
October 2024 to provide additional MiFID investment services under its license. Carlyle Real Estate SGR S.p.A. registered at the Bank of Italy’s AIFM register under no.127 in 2014.
The AIFMD allows member states to permit marketing within their member state by non-EEA fund managers (under what are known as national private placement regimes), provided the local law imposes certain minimum requirements.
Member states may impose more stringent requirements. At present, some EEA states have chosen not to operate a national private placement regime at all, some EEA states apply the minimum requirements, others require the minimum plus a few additional requirements (e.g., the appointment of a depository), and some require compliance with substantially all of the
AIFMD. The UK also operates a national private placement regime under AIFMD, as assimilated into UK law post-Brexit.
Certain of Carlyle’s funds currently are offered in selected member states of the EEA and UK in accordance with the national private placement regimes of the relevant jurisdiction.
On March 26, 2024, a directive amending the AIFMD, commonly referred to as “AIFMD II,” was published in the
Official Journal. Most of the changes will come into effect from April 16, 2026, subject to some grandfathering periods for certain requirements. AIFMD II imposes a number of amendments to the AIFMD, including more onerous delegation transparency requirements, enhanced substance requirements, additional liquidity management provisions for AIFMs to the extent that they manage open-end AIFs, and revised regulatory reporting and investor disclosures requirements. It also imposes significant new requirements relating to the activities of funds that originate loans (which may affect a number of our funds), including new restrictions on the structure that such funds may take and leverage limits for funds with material loan origination activities.
In addition, AIFMD II introduces new conditions for non-EEA AIFMs, such as certain of our U.S. affiliates, to be able to make use of the national private placement regimes of EEA states, including a condition that the jurisdiction(s) of the AIFM and any relevant AIF(s) have not been identified as non-cooperative third countries for tax purposes nor deemed by the EU not to comply fully with the standards laid down in Article 26 of the OECD Model Tax Convention on Income and on Capital and
thereby to ensure an effective exchange of information in tax matters. This gives rise to a risk that certain of our AIFs may not be able to take advantage of such regimes to raise capital from EEA investors, potentially with little notice. Given the significance of AIFMD II as well as its potential impact on the European fund industry framework, we continue to consider its potential impact on our business. Compliance with AIFMD II may, among other things, increase the cost and complexity of raising capital, may slow the pace of fundraising, limit operations, increase operational costs, and disadvantage our investment funds as bidders for and potential owners of private companies located in the EEA when compared to non-AIF/AIFM competitors. Although the changes in AIFMD II will not be directly replicated in UK legislation, the FCA and HM Treasury are progressing with their own reforms to the UK’s domestic version of AIFMD in 2026, the full impacts of which to Carlyle’s business are not yet known.
In August 2021, Directive (EU) 2019/1160 and Regulation (EU) 2019/1156 (the “Cross-Border Marketing Rules”)
came into force in the European Union. The Cross-Border Marketing Rules were introduced to streamline certain aspects of marketing investment funds by harmonizing the ability for EU AIFMs to distribute AIFs across the EU, including by introducing a new regime for “pre-marketing.” These regulations also imposed restrictions and obligations on fund managers that are pre-marketing their funds in the European Union. Moreover, some EU member states (but not all) also apply certain of the Cross-Border Marketing Rules to non-EU fund managers (including UK and U.S. fund managers) in relation to the process of marketing and /or pre-marketing funds. Accordingly, our ability to distribute our funds in the European Union will vary from country to country notwithstanding this pan-EU regulation.

AIFMD and the Cross-Border Marketing Rules are subject to further potential change, following a broad package of draft proposals, published by the European Commission on December 4, 2025, known collectively as the “Market Integration
Package” (the “MIP”). The MIP proposals are aimed at harmonizing key obligations that affect market participants operating in the EU, including marketing and pre-marketing, cross border management of AIFs, delegation and operating requirements, and investor disclosures and reporting. These proposals are expected to come into effect, at the earliest, in the second half of 2027 and could impact the operating requirements of EU AIFMs, including CIM Europe and AlpInvest BV, with respect to potential rules of conduct and prudential rules.
As outlined above, certain of our European subsidiaries, notably CECP, CELF, CIC, and AlpInvest UK, must comply with the regulatory framework established by MiFID (as assimilated into UK law), which regulates the provision and conduct of investment services and activities throughout the EEA. Certain aspects of MiFID also apply to AlpInvest BV and CIM
Europe by virtue of their MiFID “top-up” permissions as part of their AIFMD authorizations and to CIM Advisors France SAS by virtue of being a “tied agent” of CIM Europe. MiFID prescribes detailed requirements governing the organization and business conduct of investment firms, regulated markets, and certain other entities such as credit institutions to the extent they perform investment services or activities.
The latest iteration of MiFID, Directive 2014/65/EU (“MiFID II”), together with the accompanying Regulation (EU)
No 600/2014 (the “Markets in Financial Instruments Regulation” or “MiFIR”), extended the MiFID requirements in a number of areas and requires investment firms to comply with more prescriptive and onerous obligations in relation to such things as:
costs and charges disclosure, product design and governance, the receipt and payment of inducements, the receipt of and payment for investment research, suitability and appropriateness assessments, conflicts of interest, record-keeping, best execution, transaction and trade reporting, remuneration, training and competence, and corporate governance. Failure to comply with MiFID II and its associated legislative acts could result in sanctions from national regulators, the loss of market access, and a number of other adverse consequences, which would have a detrimental impact on our business. Although the UK withdrew from the EU, its rules implementing MiFID continue to have effect and MiFIR has been assimilated into UK law
(subject to certain amendments to ensure it operates properly in a UK-specific context) in connection with this withdrawal. The
EU has continued to introduce amendments to MiFID II. For example, in August 2022, EU MiFID firms providing financial advice and portfolio management had to carry out a mandatory assessment of the sustainability preferences of their clients.
Broadly, sustainability preferences address taxonomy alignment, Sustainable Finance Disclosure Regulation (“SFDR”)
sustainable investment alignment, and consideration of principal adverse impacts. EU MiFID firms must take these into account in the selection process of financial products. Further changes are expected to MiFID II and SFDR.
The UK introduced a prudential regulatory framework for UK investment firms (the “Investment Firm Prudential
Regime” or the “IFPR”), which is closely based on an equivalent regulatory framework introduced at the EU-level through the
EU Investment Firm Regulation and Investment Firm Directive (together, “IFR/IFD”). The IFPR took effect from January 1,
2022, and applies to our subsidiaries that are UK investment firms under MiFID II, namely CECP, CELF, and AlpInvest UK.
Under the IFPR, among other requirements, CECP, CELF, and AlpInvest UK are required to maintain a more onerous policy on remuneration, set an appropriate ratio between the variable and fixed components of total remuneration, and meet requirements on the structure of variable remuneration. These requirements may make it more difficult for us to attract and retain staff in certain circumstances. Importantly, the broad discretion for UK firms that used to be available to disapply certain remuneration rules on the basis of “proportionality” does not apply in relation to IFPR. Under IFPR, CECP, CELF, and
AlpInvest UK are each required to also make public disclosures on their websites in relation to their (i) own funds, own funds requirements, and governance structures, (ii) risk management, and (iii) remuneration, including quantitative information on remuneration paid to staff. IFPR has resulted in increased regulatory capital and liquidity adequacy requirements for CECP, in particular, and may continue to increase the costs of doing business and may impede intra-group capital and cash flows. The
FCA is reviewing further changes to prudential requirements and remuneration, which are likely to be relevant to UK investment firms under MiFID II, including CECP, CELF, and AlpInvest UK.
In the EU, IFR/IFD took effect from June 26, 2021, and represented a complete overhaul of “prudential” regulation in the EU and substantially increased regulatory capital requirements for certain investment firms and imposed more onerous remuneration rules, and revised and extended internal governance, disclosure, reporting, liquidity, and group “prudential”
consolidation requirements, among other things. IFR/IFD affects AlpInvest BV, one of our subsidiaries, because it is an AIFM in the Netherlands with top-up permissions to provide investment services. In particular, as AlpInvest BV’s AUM attributable to separate accounts regulated by MiFID II increases so will AlpInvest BV’s regulatory capital and liquidity adequacy requirements, which may increase the costs of doing business and may impede intra-group capital and cash flows. It is possible that in the future, CIM Europe also may have to comply with IFR/IFD in relation to its MiFID top-up permissions; however,
Luxembourg does not currently apply the regime to AIFMs with MiFID top-ups.

The UK introduced an important and substantial regime, the “Consumer Duty,” designed to improve outcomes for individual investors, which fully began to apply in July 2024 for both funds that were still open to investment and those that had already held their final close. Although Carlyle entities do not generally deal with consumers in the ordinary sense, the regime may apply to certain of our funds unless Carlyle can rely on an important exemption from the regime for products with certain minimum denomination. This exemption has been called into question by the FCA previously but continues to be available to asset managers of investment funds. If removed, this could make the impact of the Consumer Duty more significant and widespread and have important implications for Carlyle entities if they are unable to rely on another exemption. We intend to continue to work closely with external counsel and advisors to monitor any developments.
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
Carlyle Japan Equity Management LLC (“CJEM”) is registered with the Financial Services Agency of Japan to carry out Type II Financial Instruments Business as a Financial Instruments Business Operator and it is also a member of the Type II
Financial Instruments Firms Association, a self-regulatory organization in Japan. Pursuant to this registration, CJEM is permitted to perform marketing activities to, and private placements for, specified investors with respect to interests in a limited partnership.
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
Our business and the businesses of the companies in which we invest are materially affected by conditions in the global financial markets, and economic conditions or other events throughout the world that are outside of our control, including, but not limited to, changes in interest rates, availability and cost of credit, inflation rates, availability and cost of energy, economic uncertainty, slowdown in global growth, changes in laws (including laws relating to taxation and regulations on the financial industry), disease, pandemics or other severe public health events, trade barriers, tariffs, commodity prices, currency exchange rates and controls, national and international political circumstances (including government contract terminations or funding pauses, government agency closures, government shutdowns, wars, terrorist acts, or security operations), geopolitical tensions and instability (including the realignment of alliances), social unrest, supply chain pressures, and the effects of climate change. Over the last several years, markets have been affected by the introduction of new tariffs, monetary policy uncertainty, inflationary pressures, sharp currency moves, heightened geopolitical tensions, the imposition of export controls and trade barriers, the imposition of economic and political sanctions (upon specific individuals or companies and country, industry, and sector-wide restrictions), and changes in U.S. tax regulations. Moreover, our investment funds focused on Asia, and portfolio companies within non-Asia investment funds with significant operations or connectivity and reliance on Asian companies, and listed securities or debt instruments of companies or industries, could be impacted by any disruptions to the global supply chain that may result from escalating tensions, disputes, or potential conflicts in the region surrounding the Taiwan Strait. The resulting actions taken, the response of the international community, and other factors affecting trade with China or political or economic conditions in Taiwan could disrupt the manufacture of several business-
critical products or hardware components, including semiconductors, which may impact sectors and industries regardless of their business proximity to the Taiwan Strait.
Over the twelve months ending on December 31, 2025, the S&P 500 rose by 16.4%, while the MSCI All Country
World Index (MSCI ACWI) increased by 20.6%. This robust full-year performance masks interim volatility and fragile underlying public equity market dynamics. After the April 2nd “Liberation Day” tariff announcements in the United States, the
S&P 500 fell by over 12% peak-to-trough in the six days that followed. The market rebounded strongly in the weeks that followed and regained its prior peak by mid-summer. In the process of this rebound, both the S&P 500 and global indices have become ever more concentrated in a handful of AI-related or AI-adjacent stocks. The top ten largest stocks now account for over 40% of the market capitalization of the S&P 500, and eight of those ten companies are exposed to roughly the same AI risks. A change in the outlook for AI-related company earnings, or a reassessment of these companies’ valuations, could drive significant market movements. Overall, factors that impact global markets, including growth expectations, inflation, interest rates, trade barriers such as tariffs, regulatory, and political environments, can be unpredictable and investor sentiment could change quickly in the future, while market volatility could accelerate in the face of negative macro, monetary, or geopolitical developments. If global markets become unstable, it is possible sellers of assets may readjust their valuations and attractive investment opportunities may become available. On the other hand, the valuations of certain assets we planned to sell in the near future could be negatively impacted, as well as the valuations of our portfolio companies and, as a result, our accrued performance revenues.
Market volatility also could adversely affect our fundraising efforts in several ways. Investors often allocate to alternative asset classes (including private equity) based on a target percentage of their overall portfolio. If the value of an investor’s portfolio decreases as a whole, the amount available to allocate to alternative assets (including private equity) could decline. In addition, investors often evaluate the amount of distributions that they have received from existing funds when considering commitments to new funds. Although net distributions to investors across all private asset classes turned positive in the second quarter of 2025 for the first time in eighteen quarters, cumulative contributions have exceeded distributions by nearly $550 billion since 2020. This has restricted investor liquidity, which in turn has reduced commitments to private capital assets. Investors also may weigh the likely impact of geopolitical tensions, cross-border regulations, and other factors such as general market volatility and/or a reduction in distributions to investors when considering their allocations to new investment funds. A decrease in the amount an investor commits to our funds could have an impact on the ultimate size of our funds and amount of management fees we generate.
Global merger and acquisition (“M&A”) volume totaled $5.1 trillion in 2025, a 44% increase from 2024. While total
M&A activity has accelerated, a retrenchment could cause a slowdown in our investment pace, which in turn could have an adverse impact on our ability to generate future performance revenues and to fully invest the available capital in our funds. In particular, while deal activity has been robust over the past year, the exit environment in private markets remains sluggish. A deceleration in M&A activity could further reduce opportunities to exit and realize value from our fund investments. A slowdown in the deployment of our available capital could impact the management fees we earn on our investments and managed accounts that generate fees based on invested (and not committed) capital. A slowdown in the deployment of our available capital also could adversely affect our ability to raise and the timing of raising successor investment funds. However, in 2025, we deployed nearly $55 billion across our business, a 28% increase over 2024.
The current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S.
foreign investment, trade, taxation, economic, environmental, and other policies under the current administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or a further escalation in conflicts in the Middle East, Eastern Europe, and Latin America could lead to disruption, instability, and volatility in the global markets, which also may have an impact on our exit opportunities across negatively impacted sectors or geographies. The current administration has decided to impose and may decide to impose additional steep tariffs on goods, materials, inputs, and intermediate parts with origins across numerous geographies. Such changes could materially increase input costs for our funds’ portfolio companies and depress margins. In addition, the current administration has sought to reduce subsidies, block permits and leases for new projects, and roll back favorable terms for investments in renewable energy ventures, which could adversely impact the performance of those strategies in our portfolio. The consequences of previously enacted legislation also could impact our business operations in the future. For example, the expansion of the jurisdiction of the
Committee on Foreign Investment in the United States (“CFIUS”) in 2018 and then again in 2022 may reduce the number of potential buyers of and investors in U.S. companies and, accordingly, may limit the ability of our funds to realize value and/or exit from certain existing and future investments. Our flexibility in structuring or financing certain transactions may likewise be constrained and we are unable to predict whether and to what extent uncertainty surrounding economic and market conditions or adverse conditions or events in particular sectors may cause our performance to suffer.
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
Because our investment funds will generally make a limited number of investments, and such investments generally involve a high degree of risk, negative financial results in a few of an investment fund’s portfolio companies could severely impact the fund’s total returns. This could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. During such periods of weakness, our funds’ portfolio companies also may have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. In addition, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings or, in the case of certain real estate funds, the abandonment or foreclosure of investments, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company or real assets and a significant negative impact to the fund’s performance and consequently our operating results and cash flow, as well as to our reputation. Negative market conditions also could increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our Global Credit funds. Moreover, as capital markets activity slows, we may experience a corresponding reduction in the capital markets fees we earn through Global Capital Markets in connection with activities related to the underwriting, issuance, and placement of debt and equity securities.
In addition, during periods of difficult market conditions or slowdowns, the valuations of the investments in our carry funds could suffer. If we were to realize investments at these lower values, we may not achieve investment returns in excess of return hurdles required to realize performance revenues or we may become obligated to repay performance revenues previously received by us. The payment of less or no performance revenues could cause our cash flow from operations to significantly decrease, which could materially and adversely affect our liquidity position and the amount of cash we have on hand to conduct our operations and to dividend to our stockholders. The generation of less performance revenues also could impact our leverage ratios and compliance with our revolving credit facility covenants. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets, which may not be available to us on acceptable terms or at all) to conduct our operations, which include, for example, funding significant general partner and co-investment commitments to our carry funds.
Moreover, during adverse economic and market conditions, we may not be able to renew or refinance all or part of our credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.
Severe public health events also may occur from time to time, and could directly and indirectly impact us in material respects that we are unable to predict or control, including by threatening our employees’ well-being and morale and interrupting business activities. Moreover, related factors may materially and adversely affect us, including the effectiveness of governmental responses, the extension, amendment, or withdrawal of any government programs or initiatives and the timing and speed of economic recovery. Actions taken in response may contribute to significant volatility in financial markets, resulting in increased volatility in equity prices, material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock in global, regional, and national economies, and an increase in inflationary pressures.
Our use of leverage may expose us to substantial risks.
We periodically use indebtedness as a means to finance our business operations, which exposes us to risks associated with using leverage. We are dependent on financial institutions extending credit to us on reasonable terms to finance our business. There is no guarantee that financial institutions will continue to extend credit to us or will renew the existing credit agreements we have with them on as favorable terms or at all, or that we will be able to refinance our outstanding notes or other obligations when they mature. In addition, the incurrence of additional debt in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and/or increase our cost of borrowing. As borrowings under our senior notes or any other indebtedness mature, we may be required to refinance them by issuing additional debt, which could result in higher borrowing costs, or to issue additional equity, which would dilute existing stockholders. We also could repay them by using cash on hand, cash provided by our continuing operations, or cash from the sale of our assets, which could reduce dividends to our stockholders. Moreover, we could have difficulty entering into new facilities or issuing debt or equity securities in the future on attractive terms, or at all.
From time to time, we may access the capital markets by issuing debt securities. For example, in September 2025, we issued senior unsecured bonds with aggregate principal of $800.0 million due September 2035. We also have other senior notes and junior subordinated notes with an aggregate principal amount of $1,875.0 million as of December 31, 2025, as well as a credit agreement that provides a $1.0 billion revolving facility with a final maturity date of May 29, 2030 (see Note 6,
Borrowings, to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our senior and subordinated notes and credit agreements). The credit agreement contains financial and non-financial covenants with which we need to comply to maintain access to this source of liquidity. Noncompliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain financial or non-financial covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the credit agreement. In addition, to the extent we incur additional debt relative to our current level of earnings or experience a decrease in our level of earnings, our credit rating could be adversely impacted, which would increase our interest expense under our credit facility. Standard & Poor’s and Fitch both affirmed our “A-” credit rating with a stable rating outlook in the fourth quarter of 2025.

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
In addition, our cash flow may fluctuate significantly because we receive performance allocations from our carry funds only when investments are realized and achieve a certain preferred return. This also contributes to the volatility of our cash flow. Performance allocations depend on our carry funds’ performance and opportunities for realizing gains, which may be limited. It takes a substantial period of time to realize the cash value (or other proceeds) of an investment. Even if an investment proves to be profitable, it may be a number of years before any profits can be realized, particularly if market conditions are unaccommodating. We cannot predict when, or if, any realization of investments will occur. The valuations of, and realization opportunities for, investments made by our funds could also be subject to high volatility as a result of uncertainty or potential changes to governmental policy with respect to, among other things, tax, trade, immigration, healthcare, labor, infrastructure, and energy.
Prior to our receiving any performance allocations in respect of realization of a profitable investment, 100% of the proceeds of that investment generally must be paid to the investors in that carry fund until they have recovered certain fees and expenses and achieved a certain return on all realized investments by that carry fund as well as a recovery of any unrealized losses. A particular realization event may have a significant impact on our results for that particular quarter that may not be replicated in subsequent quarters. We recognize revenue on investments in our investment funds based on our allocable share of realized and unrealized gains (or losses) reported by such investment funds. A decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue and possibly cash flow, which could further increase the volatility of our quarterly results. Because our carry funds have preferred return thresholds to investors that need to be met prior to our receiving any performance allocations, substantial declines in the carrying value of the investment portfolios of a carry fund can significantly delay or eliminate any performance allocations paid to us in respect of that fund because the value of the assets in the fund would need to recover to their aggregate cost basis plus the preferred return over time before we would be entitled to receive any performance allocations from that fund.
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
Given our focus on achieving superior investment performance and maintaining and strengthening investor relations, we may reduce our AUM, restrain its growth, warehouse investments on our balance sheet for new funds, reduce our fees, or otherwise alter the terms under which we do business when we deem it in the best interest of our investors—even in circumstances where such actions might be contrary to the near-term interests of our stockholders.
From time to time if we decide it is in the best interests of our stakeholders, we may take actions that could reduce the profits we could otherwise realize in the short term. While we believe that our commitment to treating our investors fairly is in the long-term interest of us and our stockholders, our stockholders should understand we may take actions that could adversely impact our short-term profitability, and there is no guarantee that such actions will benefit us in the long term. The means by which we seek to achieve superior investment performance in each of our strategies could include limiting the AUM in our strategies to an amount that we believe can be invested appropriately in accordance with our investment philosophy and current or anticipated economic and market conditions. In addition, we may seek to exit or end unprofitable or subscale investments, which may reduce our AUM, including Fee-earning AUM, and/or management fees while generally improving our FRE margins. We have made, and expect to continue making, balance sheet investments to seed certain funds during their early fundraising stages, and we may later sell those investments to the funds at the lower of our original cost or fair value, without interest, regardless of how long we held them. If we do not sell a warehoused investment to a fund, we may sell it to another buyer at a price below our cost or hold it longer than intended, exposing us to value fluctuations and changing business conditions. We also may voluntarily reduce management fee or incentive fee rates and terms for certain of our funds or strategies when we deem it appropriate, even when doing so may reduce our short-term revenue. For instance, in order to enhance our relationship with certain fund investors, we have reduced management fees or ceased charging management fees on certain funds in specific instances. In certain investment funds, we have agreed to charge management fees based on invested capital or net asset value as opposed to charging management fees based on committed capital. In certain cases, we have provided “fee holidays” during which we do not charge management fees for a certain period of time. We also may receive requests to reduce management fees on other funds in the future. See “Risks Related to Our Business Operations—
Risks Related to the Assets We Manage—Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
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
Schwartz, our co-founders, and other senior Carlyle professionals, including our Co-Presidents, the information and deal flow they generate during the normal course of their activities, and the synergies among the diverse fields of expertise and knowledge held by our professionals. Accordingly, our success will depend on the continued service of these individuals, who are not obligated to remain employed with us. Several key personnel have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key personnel will have on our ability to achieve our investment objectives. For example, the governing agreements of many of our funds generally provide investors with the ability to terminate the investment period in the event that certain “key persons” in the fund do not meet the specified time commitment to the fund or our firm ceases to control the general partner. The loss of the services of any such persons could have a material adverse effect on our revenues, net income, and cash flows and could harm our ability to maintain or grow
AUM in existing funds or raise additional funds in the future. Our senior Carlyle professionals possess substantial experience and expertise and have strong business relationships with our investors and other members of the business community. As a result, the loss of these personnel could jeopardize our relationships with such parties and result in the reduction of AUM or fewer investment opportunities. We also face potential threats to our physical security, including to our offices and the safety and well-being of our people, including our senior Carlyle professionals. These threats could involve terrorism, insider threats, targeted threats against our senior Carlyle professionals, workplace violence, or civil unrest, all of which could adversely affect
us.
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
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior
Carlyle professionals and other employees. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior Carlyle professionals and other employees to strategically recruit, retain, and motivate talented personnel, including senior Carlyle professionals. The market for qualified professionals is extremely competitive across levels and areas of expertise, particularly in light of increasingly unpredictable enforcement of immigration laws and visa requirements, and we may not be successful in our efforts to recruit, retain, and motivate these professionals. We also have experienced upward pressure on compensation packages given the increased competition to hire and retain talented personnel, and we may be required to adjust the amount of cash compensation and types, terms, and amounts of equity and other long-term incentives we provide to our employees, which could have positive or negative effects on the financial metrics commonly used to measure our performance. Even when we offer top-of-market compensation packages, we may not be able to attract and retain all of our desired personnel due to shifting employee priorities. In addition, the minimum retained ownership requirements and transfer restrictions to which equity incentives are subject in certain instances lapse over time, may not be enforceable in all cases, and can be waived. There is no guarantee that the noncompetition and nonsolicitation agreements to which certain of our senior Carlyle professionals are subject, together with our other arrangements with them, will prevent them from leaving, joining our competitors, or otherwise competing with us. In addition, there is no assurance that such agreements will be enforceable in all cases. In this respect, we continue to monitor developments on the state and federal level. These noncompetition and nonsolicitation agreements also expire after a certain period of time, at which point such senior Carlyle professionals would be free to compete against us and solicit our clients and employees.
We have granted and expect to grant equity awards in respect of our shares of common stock. This includes awards from our Equity Incentive Plan and an award of restricted stock units to our Chief Executive Officer in connection with his hiring, which were granted outside of the Equity Incentive Plan and with respect to which, as of December 31, 2025, we have granted a total of approximately 7.4 million restricted stock units (including dividend equivalent units that are credited on such award). The prior and future grants of equity awards in respect of our shares of common stock have caused and will cause dilution. While we evaluate the grant of equity awards from our Equity Incentive Plan to employees on an annual basis, the size of the grants, if any, is made at our discretion and may vary significantly from year-to-year, including as the result of special programs or significant senior personnel hirings. If we increase the use of equity awards from our Equity Incentive Plan in the future, expenses associated with equity-based compensation may increase materially. In February 2024, we granted a total of
13.2 million restricted stock units to senior Carlyle professionals that are eligible to vest in installments over a period of three years based on the achievement of absolute stock price targets of 120%, 140%, and 160% of the applicable starting share price, each of which targets has been satisfied as of December 31, 2025. In 2025, we granted a total of 8.1 million restricted stock units to Carlyle professionals, and in February 2026, we granted a total of 5.8 million restricted stock units to Carlyle professionals. Following the foregoing grants, taken together with other restricted stock unit grants since a new share reserve was approved for the Equity Incentive Plan in June 2021, there were 17.6 million remaining shares of common stock available for grant under the Equity Incentive Plan as of February 27, 2026.

As of December 31, 2025, our employees held an aggregate of 25.6 million unvested restricted stock units, which vest over various time periods (generally from one year to four years from the date of grant) and 14.2 million of which also have vesting conditions tied to the achievement of absolute stock price targets over a period of three to four years. In order to recruit and retain existing and future senior Carlyle professionals and other key personnel, we may need to increase the level of compensation that we pay to them, which could include grants of significant amounts of restricted stock unit awards or other equity incentive awards under our Equity Incentive Plan. Accordingly, as we promote or hire new senior Carlyle professionals and other key personnel over time or attempt to retain the services of certain of our key personnel, we may increase the level of compensation we pay to these individuals, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability.
We may expand into new investment strategies, geographic markets, businesses, and types of investors, or seek to expand our business or change our strategic focus with new strategic initiatives, which may result in additional risks and uncertainties in our businesses.
Our organizational documents do not limit our ability to enter into new lines of business, and we may expand into new investment strategies, geographic markets, businesses, types of investors, and investment products. We intend to seek to grow our businesses by increasing AUM in existing businesses, pursuing new investment strategies (including investment opportunities in new asset classes), developing new types of investment structures and products (such as publicly listed vehicles, separately managed accounts, and structured products), expanding into new geographic markets and businesses and seeking investments from investor bases we have traditionally not pursued, such as individual investors, which subject us to additional risk. See “Risks Related to Our Business Operations—Risks Related to the Assets We Manage—We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to individual investors, which could expose us to new and greater levels of risk.”
We have opened many offices to conduct our asset management and capital markets businesses around the world in
Europe, the Middle East, and Asia-Pacific, which we intend to grow and expand. We have also launched a number of new investment initiatives in various asset classes or geographies, and increasingly manage investment vehicles owned by individual investors, which subject us to additional risk. Introducing new types of investment structures and products could increase the complexities involved in managing such investments, including ensuring compliance with applicable regulatory requirements and terms of the investment vehicles.
Our organic growth strategy focuses on providing resources to foster business expansion, such that we achieve a level of scale and profitability. Given our diverse platform, these initiatives could create conflicts of interests with existing products, increase our costs, and expose us to new market risks and legal and regulatory requirements. The success of our organic growth strategy will also depend on, among other things, our ability to correctly identify and create products that appeal to the limited partners of our funds and vehicles. While we have made significant expenditures to develop these new strategies and products, there is no assurance that they will achieve a satisfactory level of scale and profitability.
In addition, we have pursued and may continue to pursue growth through acquisitions of, or investments in, new businesses, other investment management companies, acquisitions of critical business partners, strategic partnerships, other alternative or traditional investment managers, or other strategic initiatives that also may include entering into new lines of business. We also expect opportunities may arise to acquire other alternative or traditional investment managers. For example, in August 2022, we acquired Abingworth, a life sciences investment firm, to expand our healthcare investment platform with the addition of nearly $2 billion in AUM and a specialized team of over 20 investment professionals and advisors. The integration of Abingworth with us, and Carlyle’s corresponding entry into the life sciences industry, may pose some or all of the risks noted below. See “Risks Related to Our Business Operations—Industry Risks Related to the Assets We Manage—Our
funds’ investments in the life sciences industry may expose us to increased risks.”
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
Those who have or had authorized access to our networks, including current and former employees and contractors, may introduce vulnerabilities in our systems by user error or if they are the target of “phishing,” social engineering, bribery, coercion, or harbor malice toward us. Moreover, trends to outsource additional work, particularly information technology work, introduce heightened risks such as improper access management, near-term productivity loss, and threats arising from contractor machines accessing Carlyle networks.
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
In addition, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our business development companies, registered investment companies, structured credit funds, and Carlyle AlpInvest segment. For example, Carlyle contracts information system backup and recovery services to certain companies. These third-party service providers have faced and continue to face ongoing cybersecurity threats and, as a result, unauthorized individuals could improperly gain access to our confidential data. Any attack on or interruption or deterioration in the performance of these third parties or failures of their information systems and technology could also impair the quality of the funds’ operations, affect our reputation, and adversely affect our businesses.
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
In addition, we and our portfolio companies face increased difficulty in obtaining or maintaining sufficient insurance
(including cyber insurance) against potential liabilities and that could have a material adverse effect on our business. We face a risk of loss from a variety of types of claims, including related to securities, antitrust, contracts, cyber incidents, fraud, business interruption, and various other potential claims. Insurance and other safeguards will often only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we are responsible for any shortfall, including if the shortfall is a substantial amount. Because of market conditions, premiums, and deductibles for certain insurance policies, particularly directors and officers, cyber, and property insurance, have increased substantially across the industry and may increase further and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. Moreover, the dollar amount of claims and/or the number of claims we experience also may increase at any time, which may have the result of further increasing our costs.
Certain losses of a catastrophic nature, such as wars, systemic risk associated with cyber-kinetic warfare, earthquakes, floods, typhoons, pandemics (such as COVID-19), terrorist attacks, or other similar events may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our investment funds, and their portfolio companies. In general, losses related to terrorism and catastrophic nation-state hacks are becoming harder and more expensive to insure against. In this respect, some insurers are excluding coverage of terrorist acts and catastrophic nation-state hacks from their all-risk policies. In some cases, insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property or cyber insurance. As a result, we, our investment funds, and their portfolio companies may not be insured or fully insured against terrorism or certain other catastrophic losses.
Our portfolio companies also rely on data and processing systems and the secure processing, storage, and transmission of information including highly sensitive financial, medical, and critical infrastructure data. A disruption or compromise of these systems, including from a cyber-attack, cyber-incident, or other outage, could have a material adverse effect on the value of these businesses. Our investment funds may invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have adverse consequences on our investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage. There is increasing regulation of data transfers as a national security issue that could limit how we and our portfolio companies are able to utilize data and those limits could have an adverse effect on our and our portfolio companies’ business results.
Failure to maintain the security of our information and technology networks, including personally identifiable information, intellectual property, and proprietary business information, could have a material adverse effect on us.
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, investors, potential investors, and others, in our data centers, on our networks, on our cloud environments, and with our third-party service providers. Such data may be subject to U.S. and foreign data protection and privacy laws and other contractual obligations. The secure processing, maintenance, and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, including mechanisms for governance, strategy, and risk management, there can be no assurance that these measures and investments will provide adequate protection. In 2025, Carlyle experienced no material cyber incidents and responded promptly and effectively to routine events, such as user errors, incidental data leakage, phishing campaigns, system misconfigurations, software failures, and vendor breach notifications, resulting in no material harm to
Carlyle.
In addition, we, our employees, our investors, and the public have been and expect to continue to be the target of fraudulent calls and emails, the subject of impersonations, and fraudulent requests for money, including attempts to redirect material payment amounts to fraudulent bank accounts, and other forms of spam attacks, phishing or other social engineering, supply chain attacks, ransomware, or other events. We also have been, and could in the future be, the target of a type of wire transfer fraud known as business email compromise where a third-party seeks to benefit from misrepresenting an employee or fund investor by improperly authorizing a wire transfer or change in wire instructions. While our policies and procedures have been largely effective against this fraud to date, a significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee, or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, noncompliance with our contractual or other legal obligations regarding such data or intellectual property, or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation, or regulatory actions against us by the U.S. federal and state governments, the
European Union, or other jurisdictions, or by various regulatory organizations or exchanges. Such an event also could disrupt our operations and the services we provide to investors, damage our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position, and investor confidence.
Use of artificial intelligence technology by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
The use of artificial intelligence and machine learning technologies (collectively, “AI Technologies”), and the overall adoption of AI Technologies throughout society, create opportunities for us, our funds, investment vehicles and accounts, and portfolio companies, as well as new and unpredictable competitive, operational, legal, and regulatory risks. We use and plan to expand our use of AI Technologies in connection with our business and investment activities and selections, and our portfolio companies and investments also use such technologies, including but not limited to automation of operational tasks, identification of investment opportunity, investment due diligence, and investment decision-making. We and our portfolio companies continue to evaluate the rapidly evolving landscape of AI Technologies. Actual use of AI Technologies varies across our business, funds and portfolio companies, and investments. While we expect, from time to time, to adopt and adjust usage policies and procedures governing the use of AI Technologies by our personnel, there is a risk of misuse of such AI
Technologies, failure of such AI Technologies to be available or to perform, and data leakage on account of use of such AI
Technologies, any of which could cause a material harm to us or our portfolio companies. In addition, some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on artificial intelligence to address investor demands or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.
In addition, AI Technologies are reliant on the collection and analysis of large amounts of data and complex algorithms. In this respect, it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate. Therefore, it is expected that the data in such models will contain a degree of inaccuracy and error, potentially to a material degree, and that such data and algorithms could otherwise be inadequate or flawed, which would likely degrade the effectiveness of AI Technologies and could adversely impact us and our portfolio companies and investments to the extent we or they rely on AI Technologies. We expect to be involved in the collection of such data only in the context of limited custom development of tools supporting bespoke AI product developments, but these tools are likely to contain and produce inaccurate information from time to time that will be difficult to identify and mitigate. In this respect, reliance on AI-generated data or analysis that contains “hallucinations” or errors could lead to flawed investment decisions or regulatory reporting inaccuracies.
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
Moreover, use of AI Technologies may include the input of sensitive personal information, trade secrets, and other protected data by both us and third parties and could result in the exposure of such information, for example, by becoming part of a dataset that is generally accessible by AI Technologies applications and users. Data sources such as those we license and those we obtain via our business operations may become unavailable and limit our ability to establish or maintain AI
Technologies, or data sources may seek to enjoin our use or receive a portion of related revenue, which would result in losses and limit our growth. For example, we may use and market our use of AI Technologies in a manner that changes over time due to model error rates, staffing issues, compute limitations, or other developments that make prior marketing of our use of AI
Technologies inaccurate, and given the speed of these changes, not inform investors of these changes before they go into effect.
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
Risks Related to Regulation and Litigation
Rapidly developing and changing global data security and privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.
We and our funds’ portfolio companies are subject to various risks and costs associated with the collection, storage, transmission, and other processing of personal data. This personal data is wide ranging and relates to our investors, employees, contractors, and other counterparties and third parties. Any inability, or perceived inability, even if unfounded, by us to adequately address privacy concerns, or comply with applicable privacy laws, regulations, policies, industry standards, or related contractual obligations, even if unfounded, could result in regulatory and third-party liability, increased costs, disruptions to business and operations, and reputational damage.
Data security and privacy compliance obligations to which we are subject impose compliance costs on us, which could increase significantly as laws and regulations evolve globally. Our compliance obligations include those relating to U.S. laws and regulations, including, among others, state regulations such as the California Privacy Rights Act (“CPRA”), which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines, and damages for data breaches or other California Consumer Privacy Act (“CCPA”) violations, as well as a requirement of
“reasonable” cybersecurity. At the U.S. federal level, the SEC has adopted amendments to Regulation S-P that took effect in
December 2025. These amendments impose operationally challenging notification requirements and deadlines and obligations to implement written policies and procedures to govern oversight of service providers that will likely increase associated compliance costs.
Our compliance obligations also include those relating to foreign data collection and privacy laws, including, for example, the GDPR and U.K. Data Protection Act, as well as laws in many other jurisdictions globally, including Switzerland,

Japan, Hong Kong, Singapore, India, China, Australia, Canada, and Brazil. Global laws in this area are rapidly increasing in the scale and depth of their requirements, and are also often extra-territorial in nature. In addition, a wide range of regulators and private actors are seeking to enforce these laws across regions and borders. We also frequently have privacy compliance requirements as a result of our contractual obligations with counterparties. These legal, regulatory, and contractual obligations heighten our data protection and privacy obligations in the ordinary course of conducting our business in the United States and internationally.
Any inability, or perceived inability, by us or our funds’ portfolio companies to adequately address data protection or privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant legal, regulatory, and third-party liability, increased costs, disruption of our and our funds’ portfolio companies’ business and operations, and a loss of client (including investor) confidence and other reputational damage. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. In particular, the SEC’s stated examination priorities include an intended focus on adviser’s policies and procedures, internal controls, oversight of third-party vendors, and governance practices as it pertains to the safeguarding of customer records. Moreover, as new data protection and privacy-related laws and regulations are implemented, the time and resources needed for us and our funds’ portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.
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
In recent years, the financial services industry has been the subject of heightened scrutiny, and the SEC has specifically focused on private equity and the private funds industry. In this respect, the SEC’s stated examination priorities and published observations from recent examinations have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices, allocation of investment opportunities, investor side letter terms, consistency of firms’ practices with disclosures, handling of material non-public information and insider trading, disclosures of investment risk, conflicts of interest, adherence to notice, consent and other contractual requirements regarding limited partnership advisory committees, fiduciary standards of conduct, financial technologies, and compliance with the SEC’s recently adopted rules, including those referenced herein.
In addition, the SEC has proposed and, in some instances, adopted a number of rules related to private funds and private fund advisors that impact our business and operations. For example, the SEC (in May 2023) and the SEC and CFTC jointly (in February 2024) adopted changes to Form PF, a confidential form relating to reporting by private fund advisers and intended to be used by the Financial Stability Oversight Counsel (“FSOC”) for systemic risk oversight purposes, that expand existing reporting obligations. Such increased obligations may increase our costs, including if we are required to spend more time, hire additional personnel, or buy new technology to comply effectively.
We also are regularly subject to requests for information, inquiries, and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate, and which have included review of historical practices that were previously examined. Such investigations previously have and may in the future result in penalties and other sanctions.
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
For example, the Dodd-Frank Act added section 13 to the BHC Act, commonly referred to as the “Volcker Rule,” which restricts relationships and activities of banking organizations with certain private equity funds and hedge funds. Among other things, the Volcker Rule (together with its implementing regulations) generally prohibits, subject to certain exceptions, any
“banking entity” (generally defined as (i) any insured depository institution, subject to certain exceptions including for a depository institution that (together with every company that controls it) has $10 billion or less in total consolidated assets and trading assets and liabilities that are less than 5% of total consolidated assets, (ii) any company that controls such an institution,
(iii) a non-U.S. bank that is treated as a bank holding company for purposes of U.S. banking law, and (iv) any affiliate or subsidiary of the foregoing entities) from sponsoring, investing in, or conducting certain activities with a fund that is not subject to the provisions of the 1940 Act in reliance solely upon either Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. The Volcker
Rule also authorizes the imposition of additional capital requirements and certain other quantitative limits on such activities engaged in by certain nonbank financial companies that have been determined to be systemically important by the FSOC and subject to supervision by the Federal Reserve, although such entities are not expressly prohibited from sponsoring or investing in such funds.
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
Our investment adviser affiliates and subsidiaries are required to comply with a variety of periodic reporting and compliance-related obligations under applicable federal and state securities laws (including, without limitation, the obligation of such investment adviser and other affiliates to make regulatory filings with respect to the funds and their activities under the
Advisers Act (including, without limitation, Form ADV or Form PF)). Relatedly, we may be required to provide certain information regarding some of the investors in our funds to regulatory agencies and bodies to comply with applicable laws and regulations, including the U.S. Foreign Corrupt Practices Act, as amended (“FCPA”) and Freedom of Information Act. In light of the heightened regulatory environment in which we operate and the regulations applicable to private investment funds and their investment advisors, it has become increasingly expensive and time-consuming for us and the funds to comply with such regulatory reporting and compliance-related obligations. For example, Form PF, a confidential form relating to reporting by private funds and intended to be used for systemic risk oversight purposes, requires that our investment advisers report financial and other information regarding the funds and their investments. Further changes to any required regulatory reporting with respect to the funds or our investment advisers could increase the time, costs, and expenses associated therewith. The SEC has also adopted new or amended rules, some of which remain subject to delays or challenges, that accelerate the filing deadlines for companies to make filings of beneficial ownership and expand the scope of instances where such a filing is required, require certain asset managers to file with the SEC on a monthly basis certain data related to their short sales activity, and require annual reporting of how they voted on say-on-pay proxy matters.
Increases in the regulations applicable to private investment funds generally or the funds and/or our investment advisers in particular, only some of which are further described herein, may result in increased expenses, which are expected to be material, associated with the fund’s activities and additional resources of our investment advisers being devoted to such regulatory reporting and compliance-related obligations, which may have an adverse effect on us and our operations.
The SEC has also adopted, and has proposed, or may propose, amended rules that would apply to market participants that we regularly interact with as counterparties or to our other business activities, including broker-dealers’ execution of trades and clearance and settlement of trades. These rules could affect our business by making it more costly financially or burdensome for us to engage in certain business transactions. In addition, the SEC has also delayed or postponed the implementation of previously adopted rules, which creates some uncertainty as to when certain rules will go into effect or whether such rules will be reproposed or revisited, including with modifications.
In September 2023, the SEC adopted amendments to its fund names rule to require that funds subject to the Investment
Company Act of 1940 whose names suggest that its investments incorporate one or more ESG factors must adopt a policy to invest at least 80% of their assets consistently with this policy. The compliance date for this amendment to the names rule has been delayed until at least June 2026 for larger fund complexes.
In August 2024, FinCEN issued a final rule that requires certain investment advisers, including registered investment adviser, to, among other measures, adopt an anti-money laundering and countering the financing of terrorism (“AML/CFT”)
program and file certain reports, such as suspicious activity reports, with FinCEN and to maintain additional records related to such activities. The SEC has been delegated responsibility for examining investment advisers’ compliance with these requirements. On July 21, 2025, FinCEN announced its intention to delay the implementation of the AML/CFT rule until
January 1, 2028, and to revisit the scope of both the AML/CFT rule and a related proposed rule establishing customer identification program rule requirements for investment advisers. These types of AML/CFT rules, if and when they become effective, may impose substantial regulatory obligations related to AML/CFT on our business and may result in increased compliance costs and expenses borne by us, our investment advisers and our funds.
Any current or future proposed rulemakings or rule amendments by the SEC, if adopted, may result in material alterations to how Carlyle operates its business, and there can be no assurance that such alterations will not have an adverse effect on Carlyle, its investment advisers, and its funds. The incremental costs of compliance by us, our investment advisers, or our funds with any new SEC rules may be significant. In particular, any new rules could have a significant effect on registered investment advisers, including those to private funds, such as Carlyle and our investment advisers, and their operations, including increasing compliance burdens and associated regulatory costs; increasing litigation risk; reducing the ability to receive certain expense reimbursements in certain circumstances; increasing the risk of regulatory action, fines, penalties, or public regulatory sanctions; increasing the cost and availability of reporting; and reducing the availability of service providers and counterparties and/or increasing the costs associated with obtaining and maintaining relationships with service providers and counterparties for us, our investment advisers and our funds. Such changes may also result in modifications to our practices and risk appetite in respect of our investment programs and other operations, which for example, could negatively impact decision-making and fund performance. In addition, increased disclosure obligations are likely to result in Carlyle, our investment advisers, and our funds incurring higher costs if such new disclosure obligations require it to spend more time, hire additional personnel, or buy new technology to comply effectively. Further, new rulemaking could also increase the cost of insurance, specifically D&O and E&O insurance, or may even make such insurance coverage unavailable.
In addition, existing rules and future rule changes could increase our risk of exposure to additional regulatory scrutiny, litigation, censure, and penalties for noncompliance or perceived noncompliance, which in turn would be expected to adversely
(potentially materially) affect us and our reputation and to negatively impact our ability to conduct business.
Various federal, state and local agencies have in the past, and may in the future, focus on the role of placement agents, finders, and other similar service providers in the context of investment by public pension plans and other similar entities, including investigations and requests for information and, in connection therewith, new and/or proposed rules and regulations in this arena may increase the possibility that our investment advisers and their affiliates may be exposed to claims and/or actions that could require an investor to withdraw from a fund. In addition, our investment advisers are subject to Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. Our broker-dealer entities are subject to similar regulations promulgated by FINRA. Any failure on our part to comply with these rules (or similar state or other rules adopted now or in the future) could expose us to significant penalties, loss of fees, and reputational damage.
There has been growing regulatory interest, particularly in the U.S., UK, and EU (which may be looked to as models in growth markets), in improving transparency around the role of sustainability in asset managers and issuers’ investment processes, in order to allow investors to scrutinize, validate and better understand sustainability claims. We, our affiliates, our funds, and their portfolio companies may be subject to disclosure laws and regulations related to a range of sustainability matters, including, but not limited to, greenhouse gas emissions; climate change risks; and human rights matters. Impacts may include those connected with an entity’s own operations and upstream and downstream value chain, including through its products and services, as well as through its business relationships (the “Sustainability Disclosure Laws”). Compliance with the
Sustainability Disclosure Laws may require the implementation of or changes to systems and procedures for the collection and processing of relevant data and related internal and external controls, changes to management and/or operational obligations, and dedication of substantial time and financial resources. The compliance burden and related costs may increase over time.
Failure to comply with applicable Sustainability Disclosure Laws may lead to investigations and audits, fines, other enforcement action or liabilities, or reputational damage. The SEC has previously brought enforcement actions based on ESG marketing and disclosures not matching actual investment processes and controls, and there could continue to be enforcement activity in this area in the future. At the same time, regulators and other stakeholders have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to sustainability and diversity, equity, and inclusion initiatives, including the enactment or proposal of “anti-ESG” and “anti-DEI” legislation or policies. If our practices do not meet evolving stakeholders’ expectations and standards, or if we are unable to satisfy all stakeholders, our reputation, ability to attract or retain employees, financial condition, results of operations, and cash flows could be negatively impacted. We, together with our affiliates, funds, and their portfolio companies, could become subject to additional regulation and/or risk of regulatory scrutiny in the future, and we cannot guarantee that our current approach will meet future regulatory requirements, reporting frameworks, or best practices, increasing the risk of related enforcement. Compliance with new requirements also may lead to increased management burdens and costs for us.
The current regulatory environment in the United States may be impacted by future legislative developments.
Financial services regulation, including regulations applicable to our business, has increased significantly in recent years, and may in the future be subject to further enhanced governmental scrutiny and/or increased regulation, including resulting from changes in U.S. executive administration or Congressional leadership. On January 20, 2025, Donald J. Trump and JD Vance
became President and Vice President of the United States, respectively. The nature, timing, and economic effects of potential future changes to the current legal and regulatory framework affecting financial institutions under the Trump administration is highly uncertain. None of Carlyle or our affiliates can predict the ultimate impact of the foregoing on us, our business and investments, or the private equity industry generally, and any prolonged uncertainty could also have an adverse impact on our business and funds. Future changes may adversely affect our operating environment and therefore our business, operating costs, financial condition and results of operations. In addition, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.
Carlyle is subject to extensive regulation, including periodic examinations, by governmental agencies and self-
regulatory organizations in the jurisdictions in which it operates around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are also empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures, or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships, or the commencement of a civil or criminal lawsuit against Carlyle or our personnel. Moreover, the SEC has specifically focused on the private investment fund industry. Carlyle is regularly subject to examinations and requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate and, in the current environment, even historical practices that have been previously examined are being revisited. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against Carlyle or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm Carlyle and our funds. While it is difficult to predict what impact, if any, the foregoing may have, there can be no assurance that any of the foregoing, whether applicable to Carlyle specifically, our investment advisers or our funds, would not have a material adverse effect on our funds and their ability to achieve their investment objectives.

It is difficult to determine the full extent of the impact on us of any new laws, regulations, or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, impact our ability to generate revenue, require the attention of our senior management, or result in limitations on the manner in which we conduct our business. There may also be an increase in regulatory investigations of the trading and other investment activities of private funds, including our investment funds. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business, and adversely affect our profitability. Moreover, existing rules and future rule changes could increase our risk of exposure to additional regulatory scrutiny, litigation, censure, and penalties for noncompliance or perceived noncompliance, which in turn would be expected to adversely (potentially materially) affect us and our reputation and to negatively impact our ability to conduct business. This, in turn, may increase the need for broader insurance coverage by fund managers, including us.
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
Prudential regimes for EU and UK investment firms. From June 26, 2021, the Investment Firm Regulation and the
Investment Firm Directive (together, “IFR/IFD”) replaced the prudential framework that applied previously to EU investment firms. IFR/IFD represented a complete overhaul of “prudential” regulation (i.e., capital adequacy, liquidity adequacy, governance, remuneration policies and practices, public transparency, and regulatory reporting) in the EU and substantially increased regulatory capital requirements for certain investment firms and imposed more onerous remuneration rules, and revised and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements
(among other things). IFR/IFD affects AlpInvest BV, one of our subsidiaries, because it is an alternative investment fund manager in the Netherlands with MiFID top-up permissions to provide investment services. It is possible that, in the future,
CIM Europe also may have to comply with IFR/IFD in relation to its MiFID top-up permissions; however, Luxembourg does not currently apply the regime to AIFMs with MiFID top-ups.
The UK implemented its own version of IFR/IFD, the Investment Firms Prudential Regime (the “IFPR”), which took effect from January 1, 2021. The IFPR applies to our subsidiaries that are UK investment firms under the post-Brexit UK-
assimilated Markets in Financial Instruments Directive (as restated, “MiFID II”), namely CECP, CELF, and AlpInvest UK.
Under the IFPR, among other requirements, CECP, CELF, and AlpInvest UK are required to maintain a more onerous policy on remuneration, set an appropriate ratio between the variable and fixed components of total remuneration, and meet requirements on the structure of variable remuneration. These requirements may make it more difficult for us to attract and retain staff in certain circumstances. IFPR also resulted in increased regulatory capital and liquidity adequacy requirements for
CECP, in particular, which may continue to increase the costs of doing business and may impede intra-group capital and cash flows. Further changes to prudential requirements and remuneration that are likely to be relevant to CECP, CELF, and
AlpInvest UK are expected.
AIFMD. The AIFMD was implemented in most jurisdictions in the EEA on July 22, 2014. The AIFMD regulates alternative investment fund managers (“AIFMs”) established in the EEA that manage alternative investment funds (“AIFs”).
The AIFMD also regulates and imposes regulatory obligations in respect of the marketing in the EEA by AIFMs (whether established in the EEA or elsewhere) of AIFs (whether established in the EEA or elsewhere). The UK implemented AIFMD while it was still a member of the EU and assimilated it into UK law, such that similar requirements continue to apply in the UK notwithstanding Brexit. Abingworth is authorized in the UK as an AIFM by the FCA. AlpInvest BV, one of our subsidiaries, obtained authorization in 2015 and is licensed as an AIFM in the Netherlands. Moreover, in 2014, one of our subsidiaries,
Carlyle Real Estate SGR S.p.A, was registered as an AIFM in Italy and in 2018, one of our subsidiaries, CIM Europe, obtained authorization as an AIFM in Luxembourg.
In April 2024, AIFMD II was adopted and published in the Official Journal, and comes into effect from April 16,
2026, subject to grandfathering periods for certain requirements. AIFMD II imposes a number of amendments to the AIFMD, including more onerous delegation requirements, enhanced substance requirements, additional liquidity management provisions for AIFMs to the extent that they manage open-end AIFs, and revised regulatory reporting and investor disclosures requirements. It also imposes significant new requirements relating to the activities of funds that originate loans (which may affect a number of our funds), including new restrictions on the structure that such funds may take and leverage limits for funds with material loan origination activities.

In addition, AIFMD II introduces new conditions for non-EEA AIFMs, such as certain of our U.S. affiliates, to be able to make use of the national private placement regimes of EEA states, including a condition that the jurisdiction(s) of the AIFM and any relevant AIF(s) have not been identified as non-cooperative third countries for tax purposes nor deemed by the EU not to comply fully with the standards laid down in Article 26 of the OECD Model Tax Convention on Income and on Capital and
thereby to ensure an effective exchange of information in tax matters. This gives rise to a risk that certain of our AIFs may not be able to take advantage of such regimes to raise capital from EEA investors, potentially with little notice.
Given the significance of AIFMD II as well as its potential impact on the European fund industry framework, we continue to consider its potential impact on our business, particularly with regard to our funds that engage in loan origination, delegation of certain AIFM duties to third-countries that may affect both operating models of CIM Europe and AlpInvest BV, any extension of the directive to third country firms, and a push towards harmonization of the Collective Investment in
Transferable Securities (“UCITS”) and AIFMD frameworks. AIFMD II has the potential to limit market access for our non-EU funds. Moreover, compliance with AIFMD II may, among other things, increase the cost and complexity of raising capital, slow the pace of fundraising, limit operations, increase operational costs, and disadvantage our investment funds as bidders for and potential owners of private companies located in the EEA when compared to non-AIF/AIFM competitors. The changes in
AIFMD II will not be directly replicated in the UK. However, the FCA and HM Treasury are progressing their own reforms to the UK’s domestic version of AIFMD in 2026, which is expected to increase divergence between the UK and EU regimes and may increase our operational costs in the future.
CBDF Directive and CBDF Regulation. In August 2021, two main legislative instruments, Directive (EU) 2019/1160
(the “CBDF Directive”) and Regulation (EU) 2019/1156 (the “CBDF Regulation”), came into effect. The CBDF Regulation and CBDF Directive lay out, among other things, general principles to be adhered to by fund managers when drafting pre-
marketing and marketing communications. The legislative instruments also harmonized the pre-marketing requirements across the EEA by requiring EU AIFMs to notify their local regulator of their intention to pre-market in certain EEA jurisdictions within two weeks of pre-marketing having begun. These directives and regulations apply to CIM Europe and AlpInvest BV.
Certain EEA jurisdictions may also allow non-EU AIFMs to submit such notifications and pre-market AIFs.
EU Market Integration Package. On December 4, 2025, the European Commission published a set of wide-ranging legislative proposals which have collectively been labelled the “Market Integration Package” or “MIP.” The MIP proposals have the overall objective of further integrating EU financial markets by breaking down barriers to cross-border business. In addition, the MIP proposals set out to amend (amongst other legislation) AIFMD and the CBDF Directive and the CBDF
Regulation. The MIP proposals are also aimed at harmonizing key obligations that affect market participants operating in the
EU, including marketing and pre-marketing, cross border management of AIFs, delegation and operating requirements, and investor disclosures and reporting. Although the MIP proposals are intended to reduce complexity, they could have an impact on the operating requirements of EU AIFMs, including CIM Europe and AlpInvest BV, with respect to potential rules of conduct and prudential rules, which if implemented in their current form, could increase our compliance costs in future. The
MIP proposals are expected to come into effect, at the earliest, in the second half of 2027.
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
Solvency II sets out stronger capital adequacy and risk management requirements for European insurers and reinsurers and, in particular, dictates how much capital such firms must hold against their liabilities and introduces a risk-based assessment of those liabilities. In addition, Solvency II imposes, among other things, substantially greater quantitative and qualitative capital requirements for insurers and reinsurers as well as other supervisory and disclosure requirements. While we are not subject to Solvency II, many of our European insurer or reinsurer fund investors are subject to this directive, as applied under applicable domestic law. Solvency II also may impact insurers’ and reinsurers’ investment decisions and their asset allocations. Moreover, insurers and reinsurers are subject to more onerous data collation and reporting requirements. As a result, Solvency II may have an adverse indirect effect on our businesses by, among other things, restricting the ability of

European insurers and reinsurers to invest in our funds and imposing on us extensive disclosure and reporting obligations for those insurers and reinsurers that do invest in our funds. On September 22, 2021, the European Commission published proposed legislation to amend the Solvency II Directive, which was subsequently approved by the European Parliament and the Council of the EU. The amending directive was published on January 8, 2025, and its measures take effect (at the latest) from January
30, 2026. The new provisions are aimed at helping insurers to provide more long-term financing for the real economy, simplifying the rules for smaller and less complex insurers, and maintaining a robust supervisory framework. These amendments are not expected to be implemented in the UK. Post-Brexit, Solvency II was assimilated into UK law and has undergone its own reform to simplify the administrative and reporting requirements, reduce costs and widen the categories of assets which insurers can hold in their portfolios, which entered into force by December 31, 2024. It is unclear at this stage the extent to which the amendments to Solvency II in the EU and the UK will have an indirect effect on our businesses.
MiFID II. The recast Markets in Financial Instruments Directive and Markets in Financial Instruments Regulation
(collectively referred to as “MiFID II”) came into effect on January 3, 2018. Although the UK has now withdrawn from the EU, its rules implementing the recast Markets in Financial Instruments Directive continue to have effect and the Markets in
Financial Instruments Regulation has been assimilated into UK law (subject to certain amendments to ensure it operates properly in a UK-specific context). MiFID II amended the then-existing MiFID regime and, among other requirements, introduced new organizational and conduct of business requirements for investment firms in the EEA. Certain requirements of
MiFID II also apply to AIFMs with a MiFID “top-up” permission, such as AlpInvest BV and CIM Europe.
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
Anti-Money Laundering. The EU and UK anti-money laundering (“AML”) and counter-terrorist financing (“CTF”)
rules regulate our obligations in respect of customer due diligence measures (“CDD”), among other requirements. Both the EU and UK regimes are subject to change. A new EU AML and CTF framework is expected to replace the existing Fourth Money
Laundering Directive (EU) 2015/849 (“MLD4”) and to be fully operational by 2028. The new framework seeks to establish a central European authority for Anti-Money Laundering and Countering the Financing of Terrorism (“AMLA”) and a single EU
AML and CTF rulebook, including more granular and directly applicable rules on CDD. MLD4 is intended to be replaced by
Directive (EU) 2024/1640 (“MLD6”) and Regulation (EU) 2024/1624 (“AML Regulation”), both of which shall apply from
July 10, 2027. Further details are to be included in the form of Regulatory Technical Standards, many of which are expected to be finalized, at the earliest, in 2026, and to impact our policies and practices. The UK is not implementing equivalent EU reforms and has consulted separately on amendments to the UK’s AML/CTF regime. Further divergence between the UK and
EU rules relating to AML/CTF is expected, which we continue to monitor and assess and could increase our operating costs.
UK Anti-Fraud Laws. The UK’s Economic Crime and Corporate Transparency Act 2023 (“ECCTA”) has created a new offense of “failure to prevent fraud” (“FTPF”), which came into effect on September 1, 2025. This new offense is broadly modeled on existing offenses for “failure to prevent bribery” and “failure to prevent the facilitation of tax evasion.” The FTPF offense imposes criminal liability on bodies corporate and partnerships meeting specified size thresholds (i.e. “large organizations”) where an “associate” (i.e., employee, agent, subsidiary undertaking, or person who provides services for or on behalf of the organization) commits a UK fraud offense. The relevant body will have a defense where it has in place reasonable fraud prevention policies and procedures (or if it was not reasonable to expect the body to have any prevention procedures in place). ECCTA uses complex definitions and, as such, certain of our fund structures and portfolio companies could be in scope.
We continue to consider the potential impact of FTPF on our business and policies and procedures via our periodic risk assessment processes.
Securitization Regulation. Regulation (EU) 2017/2402 (the “Securitization Regulation”) is a framework for European securitizations, which came into effect on January 1, 2019. There is a risk that a non-EU AIFM that markets funds in the EU that invest in securitization positions could be within scope of certain requirements under the Securitization Regulation. To the extent a non-EU AIFM is within the scope of the Securitization Regulation, it could only hold a securitization exposure where the originator, sponsor, or original lender retains 5% of the securitization. If our non-EU AIFMs fall within the scope of the
Securitization Regulation, it could affect the asset values of certain of our funds, force divestment of certain assets at depressed prices, and increase the operating cost of our CLOs. The UK adopted the Securitization Regulation notwithstanding Brexit but has since diverged to create a UK-specific regime. The UK’s Securitization Regulations 2024 (“UK Securitization Regulation”)
came into force on November 1, 2024, with transitional provisions applicable to earlier securitizations. The UK Securitization
Regulation differs from the EU’s version in a number of ways, including with respect to due diligence, transparency, and risk-
retention rules. We will continue to monitor the potential application of both the EU and UK securitization regulations to our investment activities and entities within the group.
ESG and Sustainable Finance Regulation. New regulatory initiatives related to ESG and sustainable finance that are or will be applicable to us, our funds, and their portfolio companies could adversely affect our business. Our funds and entities are subject to the EU Sustainable Finance Disclosure Regulation (2019/2088) (the “SFDR”) and a regulation on the establishment of a framework to facilitate sustainable investment (2020/852) (the “Taxonomy Regulation”). The SFDR requires transparency with regard to the integration of sustainability risks, the consideration of adverse sustainability impacts, and the provision of sustainability-related information with respect to alternative investment funds. The Taxonomy Regulation contains criteria for determining whether economic activities qualify as environmentally sustainable. For that purpose, in-scope asset managers are, among other things, required to disclose the degree to which financial products invest in environmentally sustainable investments. Such regulation and guidance are evolving and compliance with new requirements may create additional compliance burdens and costs to our funds and business, including in respect of SFDR, where the European Union is undertaking a legislative process to reform SFDR and related regulations.
On November 20, 2025, the European Commission published its proposals for amending the SFDR, which are commonly referred to as “SFDR 2.0.” These proposals introduce a formal labeling regime subject to eligibility requirements, among other requirements. SFDR 2.0 is progressing through the EU’s legislative process and is subject to change. The revised framework will likely be operational in 2028, at the earliest. It is unclear to what extent the changes proposed by SFDR 2.0 could impact our funds, including their investment strategies and portfolio composition in the future. Our funds may be required to be categorized by reference to different criteria under SFDR 2.0, which may adversely impact future capital raising from investors and investment returns. Compliance with any new requirements may lead to increased management burdens and costs, and we cannot guarantee that our current approach to compliance will meet future regulatory requirements, reporting frameworks, or best practices, which could increase the risk of related enforcement actions.
Commission Delegated Regulation (EU) 2021/1255 amended Delegated Regulation (EU) 231/2013 to require that sustainability risks are integrated into the investment decision-making, risk management, and compliance functions and processes of EU AIFMs. These requirements became effective and have applied to us since August 2022. Commission
Delegated Regulation (EU) 2021/1253, amending Regulation (EU) 2017/565, requires, among other things, certain firms to carry out a mandatory assessment of the sustainability preferences of clients, integrate sustainability into risk management policies, and consider sustainability factors in the product approval and governance process, which also became effective and have applied to us since August 2022.
Moreover, on January 5, 2023, the Corporate Sustainability Reporting Directive (“CSRD”) came into force. Broadly,
CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks, and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). CSRD was expected to require a much broader range of companies to produce detailed and prescriptive reports on sustainability-related matters within their financial statements, including large EU companies (including EU subsidiaries of non-EU parent companies), EU and non-EU-companies (including small and midsize enterprises) with listed securities on EU-regulated markets (except micro-undertakings), and non-EU companies with significant turnover and a legal presence on EU markets. However, on December 16, 2025, the European
Parliament approved the text of the “Sustainability Omnibus,” which includes amendments (among others) to the CSRD, which are likely to remove many entities from scope of the reporting requirements. The final text is expected to be published in the first half of 2026, and we are continuing to assess the impact of the changes on our business, funds and portfolio companies.

The FCA introduced a regulatory framework that focused on implementing the recommendations of the Financial
Stability Board Taskforce on Climate-related Financial Disclosures (“TCFD”), in particular, by introducing mandatory TCFD-
aligned disclosure requirements for certain FCA authorized firms. These rules are set out in the ESG Sourcebook in the
Business Standards section of the FCA Handbook of Rules and Guidance (“ESG Sourcebook”). The rules capture certain asset managers including, so far as relevant, certain private fund advisors such as CECP and investment portfolio managers such as
CELF, as well as insurers and FCA-regulated pension providers, with disclosures made annually by June 30, each year.
On November 28, 2023, the UK FCA published rules and guidance for sustainability disclosure requirements (“SDR”)
and sustainability labels for investment products (“PS23/16”), which specifies, among other requirements, an anti-greenwashing rule and sustainability-related disclosure requirements in respect of certain financial products and firms. The rules have been added to the ESG Sourcebook and focus on UK managers and UK-managed funds and do not cover overseas managers or products marketed in the UK. However, the FCA has indicated that it may undertake a further consultation on expanding the scope of these requirements to potentially cover portfolio managers (particularly discretionary wealth management services, although the scope of the extension is unclear and could be much broader), overseas products, and pension products, which could capture more substantively our UK advisors and non-UK entities in future. This regime diverges from other international sustainability-related disclosure regimes, including the EU SFDR and the SEC proposals. We are monitoring these developments, particularly how they may impact our businesses. Additional regulatory costs may be incurred if following an extension, SDR materially applies to our UK or non-UK entities or funds in future. Such new rules may also have an impact on our fund investment strategies and financial returns, as a result.
Compliance with sustainable finance frameworks of this nature, including the Taxonomy Regulation, the SFDR, and
CSRD, has and will continue to create an additional compliance burden and increased legal, compliance, governance, reporting, and other costs to us, our funds, and their portfolio companies because of the need to collect certain information to meet the disclosure requirements, the need to update or develop new policies and processes to meet regulatory requirements and associated ESG commitments, claims, and initiatives, and changes to the manner in which we, our funds, or their portfolio companies conduct business. In addition, where there are uncertainties regarding the operation of sustainable finance frameworks, a lack of official, conflicting, or inconsistent regulatory guidance, a lack of established market practice, and/or data gaps or methodological challenges affecting the ability to collect relevant data us and our portfolio companies may be required to engage third-party advisors and/or service providers to fulfill the requirements, thereby exacerbating any increase in compliance burden and costs.
Appointed Representative Arrangements. Appointed representative arrangements are an area of increased regulatory focus in the United Kingdom. The FCA has reemphasized the need for principals to take effective responsibility for, and have appropriate systems in place to adequately supervise, their appointed representatives. CECP is a principal firm that bears responsibility for CIC. On December 8, 2022, the FCA updated the rules on appointed representatives, which include more extensive obligations on principal firms, and we have updated our policies and procedures to take account of the amended rules to ensure CIC and CECP remain compliant. In August 2025, HM Treasury published a policy statement on changes to the UK
Appointed Representatives regime confirming, among other things, that acting as principal for an appointed representative will require FCA permission. It is currently unclear when such changes will come into effect, and we intend to continue to work with external counsel and advisors to monitor any related developments and impacts on our business.
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
For example, the Bank of England’s Financial Stability Board, in 2024, issued its consultation report on leverage in non-bank financial intermediation (“NBFI”) with policy recommendations for supervisory authorities to monitor and address financial stability risks from leverage, including: public and private disclosures; activity-based measures such as minimum haircuts and enhanced margining requirements; entity-based measures such as concentration and large exposure limits and leverage limits;
and adopting an approach of “same risk, same regulatory treatment” for NBFI leverage and leverage from other, similar exposures.

CSPD. In March 2018, the European Commission published a proposal for a directive governing credit servicers, credit purchasers, and the recovery of collateral in connection with loans (the “Credit Servicers and Purchasers Directive” or
“CSPD”). The policy aim behind the CSPD is the development of a well-functioning secondary market for non-performing loans. The CSPD was finalized and published in the Official Journal of the European Union on December 8, 2021, and entered into force on December 28, 2021. Member states were required to adopt and apply measures implementing the CSPD by
December 30, 2023, and entities carrying on credit servicing activities from December 30, 2023, were required to obtain authorization under the CSPD by June 29, 2024.
The CSPD applies to, among others, “credit servicers” and “credit purchasers” and imposes a number of requirements relating to licensing, conduct of business, and provision of information. The definition of “credit servicer” in the Commission proposal is sufficiently broad that it could be construed to include asset managers. The Directive limits the scope of the requirements for credit servicers and credit purchasers to the servicing or purchasing of credit agreements originally issued by a credit institution established in the European Union or its subsidiaries established in the European Union. This is subject, however, to individual member state discretion. Such member states may choose to extend the CSPD requirements to credit agreements that are not issued by an EU credit institution. Subject to the aforementioned potential extension of scope by individual member states, the servicing of loans originally advanced by credit funds (rather than, for example, an EU bank) fall outside the scope of the CSPD. Asset managers are unlikely to act as principal credit purchasers. However, they may purchase in-scope credit agreements as agents on behalf of the funds or separately managed accounts for whom they are acting and therefore may in practice be required to discharge the associated obligations on behalf of underlying clients. Compliance with these rules could involve a material cost to our business.
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
If a private equity fund wishes to accept commitment and/or capital contributions from a PRC governmental body or authority, that fund also needs to subject itself (including specific conditions regarding the general partner and/or the private investment fund manager) to the supervision of the National Development and Reform Commission (the “NDRC”) and the
supervision of local governments (if applicable). If a private equity fund wishes to accept commitment and/or capital contributions from a PRC insurance company, that fund also needs to subject itself (including specific conditions regarding the general partner and/or the private investment fund manager) to the supervision of the National Financial Regulatory

Administration (the “NFRA”). In accordance with the NDRC’s regulations and local government regulations (if applicable) on governmental fund of funds’ participation in equity investment funds, and/or the CBIRC’s regulations on insurance companies, the private investment fund is subject to requirements relating to the industry focus, investment scope, investment restrictions, return investment, risk control, and information disclosure. The general partner and/or the private investment fund manager are also subject to additional restrictions and qualification requirements and are required to fulfill reporting and filing obligations to the NDRC, the local governments (if applicable) and/or the NFRA (in addition to any reporting or filing obligations to the
CSRC, the AMAC, local financial bureaus, or others). These regulations may have an adverse effect on us and/or our renminbi
(RMB)-denominated investment funds by, among other things, increasing the regulatory burden and costs of raising money for
RMB-denominated investment funds if we admit investors that are regulated by the above regulators.
Data Privacy. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where Carlyle and our portfolio companies conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than, and could in some cases conflict with, those in the United States. See “Risks Related to Regulation and
Litigation—Rapidly developing and changing global data security and privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage” for more information.
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
In August 2023, an executive order established an outbound investment screening regime (the “Outbound Order”), which was intended to regulate or prohibit certain investments by U.S. persons in advanced technology sectors in jurisdictions that may be designated as a “country of concern.” In January 2025, the current U.S. Presidential administration signed an
Annex to the Outbound Order that identified China, along with the Special Administrative Regions of Hong Kong and Macau,
as a “country of concern.” Similarly, in February 2025, the U.S. Presidential administration issued a memorandum to various regulatory agencies regarding enhanced restrictions on outbound investments into China, as well as on Chinese investments into the United States. These actions could negatively impact our ability to raise capital from and deploy capital in such jurisdictions, including if the administration seeks to expand such limitations to apply to a broader range of activities. In addition, a number of U.S. states are passing and implementing state laws prohibiting or otherwise restricting the acquisition of interests in real property located in the state by foreign persons. These laws may also impact the ability of certain non-U.S.
limited partners to participate in certain of our investment strategies.
Our funds’ investments outside of the United States also may face delays, limitations, or restrictions as a result of notifications made under and/or compliance with these legal regimes and rapidly changing agency practices. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, which could have a corresponding effect of limiting our ability to make investments in such countries. Heightened scrutiny of foreign direct investment worldwide also may make it more difficult for us to identify suitable buyers for investments upon exit and may constrain the universe of exit opportunities for an investment in a portfolio company. As a result of such regimes, we may incur significant delays and costs, be altogether prohibited from making a particular investment, or impede or restrict syndication or sale of certain assets to certain buyers, all of which could adversely affect the performance of our funds and, in turn, materially reduce our revenues and cash flow. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or our funds’ portfolio companies to comply with them could expose us to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny, and reputational harm.
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
We and many of our portfolio companies undertake voluntary reporting on various sustainability matters, including, for example, GHG emissions, supply chain practices, and human capital management. The standards for tracking and reporting on sustainability matters are relatively new, have not been harmonized, and continue to evolve and we may fail to successfully implement or comply with these developing sustainability standards and requirements. Moreover, in conducting ESG reporting, we may seek to align with particular disclosure frameworks and/or reporting standards, which are evolving. Our selection of disclosure frameworks and reporting standards may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period, as well as significant revisions to ESG goals, initiatives, commitments, or objectives or reported progress in achieving the same. Due to the lack of a single, comprehensive sustainability strategy that is utilized across all asset managers, we and our portfolio companies may utilize a combination of frameworks or develop proprietary frameworks where necessary and relevant. In addition, we and our portfolio companies’ selection of reporting frameworks or standards, and other methodological choices, such as the use of certain performance metrics, levels of quantification, value chain reporting, or materiality standards, may vary over time and may not always align with evolving investor, activist, and regulatory expectations or market practices. We and our portfolio companies may suffer reputational damage if our or their ESG disclosure is viewed as falling short of best practices or regulatory requirements, or if such reporting indicates ESG performance that does not meet investor, activist, employee, customer, or other stakeholder expectations. With respect to both voluntary and mandated ESG disclosures, we and our portfolio companies may not successfully implement measurement processes and disclosure controls and procedures that meet evolving investor, activist, or regulatory expectations.
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
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against the financial services industry in general have been increasing. The investment decisions we make in our asset management business and the activities of our investment professionals (including in connection with portfolio companies and investment advisory activities) may subject us, our funds, and our funds’ portfolio companies to the risk of third-party litigation or regulatory proceedings arising from investor dissatisfaction with the performance of those investment funds, alleged conflicts of interest, the suitability or manner of distribution of our products, including to individual investors, the activities of our funds’
portfolio companies, and a variety of other claims.
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
Employee misconduct could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm. Fraud, deceptive practices, or other misconduct at portfolio companies or service providers could similarly subject us to liability and reputational damage and also harm performance.
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
We are subject to U.S. and foreign anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices
Act, as amended (“FCPA”), as well as anti-money laundering laws. Any determination that we have violated the FCPA, the EU and UK anti-money laundering regimes, the UK anti-bribery laws, or other applicable anti-corruption, anti-bribery, or anti-
money laundering laws could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation, and a general loss of investor confidence. Any one of these could adversely affect our business prospects, financial position, or the price of our common stock. Although the current U.S.
Presidential administration has signed an executive order to pause, subject to certain exceptions, the initiation of new investigations and enforcement actions under the FCPA, such laws have attracted significant regulatory focus in recent years, including outside of the United States. For example, the SEC will be responsible for examining investment advisers’
compliance with a U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) rule scheduled to go into effect January 2028 (delayed from January 2026), which requires registered investment adviser and exempt reporting advisers to, among other measures, adopt an anti-money laundering and countering the financing of terrorism (“AML/CFT”)
program, file certain reports with FinCEN, and maintain records related to such activities. The application of these rules would impose significant compliance costs on us. The EU and the UK also are revising their respective anti-money laundering regimes. The EU’s revised anti-money laundering regime is expected to come into effect as early as June 2026, and the UK has also significantly expanded the reach of its anti-bribery laws. While we have policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and anti-money laundering and other applicable laws, such policies and procedures may not be effective in all instances to prevent violations. In addition, in light of the executive order to pause initiation of new FCPA investigations and enforcement actions in the United States, other asset managers, particularly those who, unlike us, are not subject to the anti-corruption laws of a jurisdiction outside of the United States, may implement changes to their FCPA or anti-money laundering policies that would provide such managers access to investment opportunities that may not be available to us because of our current policies and procedures.
Moreover, we may be adversely affected if there is misconduct by personnel of our funds’ portfolio companies or by such companies’ service providers. For example, financial fraud or other deceptive practices at our funds’ portfolio companies, or failures by personnel at our funds’ portfolio companies to comply with anti-corruption, anti-bribery, anti-money laundering, trade and economic sanctions, export controls, anti-harassment, anti-discrimination, or other legal and regulatory requirements, could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct and securities litigation, and could also cause significant reputational and business harm to us. Such misconduct may undermine our due diligence efforts with respect to such portfolio companies and could negatively affect the valuations of the investments by our funds in such portfolio companies. Losses to our funds and us could also result from misconduct or other actions by service providers, such as administrators, consultants, or other advisors, if such service providers improperly use or disclose confidential information, misappropriate funds, or violate legal or regulatory obligations. We also may face an increased risk of such misconduct to the extent our funds’ investment in non-U.S. markets, particularly emerging markets, increases.

Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies across our various businesses and inhibit our ability to maintain our collaborative culture.
We consider our culture and the ability of our professionals to communicate and collaborate across funds, industries, and geographies one of our significant competitive strengths. As a result of the expansion of our platform into various lines of business in the asset management industry, our acquisition of new businesses, and the growth of our managed account business, we are subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than if we had one line of business. For example, certain regulatory requirements mandate us to restrict access by certain personnel in our funds to information about certain transactions or investments being considered or made by those funds. In addition, as we continue to expand our platform, the allocation of investment opportunities among our investment funds is expected to become more complex. In addressing these conflicts and regulatory requirements across our various businesses, we have and may continue to implement certain policies and procedures, such as information barriers. As a practical matter, the establishment and maintenance of such information barriers means that collaboration between our investment professionals across various platforms or with respect to certain investments may be limited, reducing potential synergies that we cultivate across these businesses. For example, although we maintain ultimate control over Carlyle AlpInvest, we have established an information barrier between the management teams at Carlyle AlpInvest and the rest of Carlyle. See “Risks Related to Our Business
Operations—Risks Related to the Assets We Manage—Carlyle AlpInvest is subject to additional risks.” In addition, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. Consequently, we may be precluded from providing such information or other ideas to our other businesses that could benefit from such information.
Our failure to deal appropriately with conflicts of interest in our investment business could damage our reputation and adversely affect our businesses.
As we have expanded, and continue to expand, the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. In this respect, investment manager conflicts of interest continue to be a significant area of focus for regulators and the media. Because of our size and the variety of businesses and investment strategies that we pursue, we may face a higher degree of scrutiny compared with investment managers that are smaller or focus on fewer asset classes. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures and/or investment strategies that are more narrowly focused. Potential conflicts may arise with respect to allocation of investment opportunities among us, our funds, and our affiliates, including to the extent that the fund documents do not mandate a specific investment allocation. For example, we may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, specific nature of the investment, or size and type of the investment, and ability to execute quickly, among other factors. We also may decide to provide a co-
investment opportunity to certain investors in lieu of allocating more of that investment to our funds or vice versa. In addition, the challenge of allocating investment opportunities to certain funds may be exacerbated as we expand our business to include more lines of business, including more public vehicles. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. The risk that fund investors or regulators could challenge allocation decisions as inconsistent with our obligations under applicable law, governing fund agreements, or our own policies cannot be eliminated.
Moreover, the perception of noncompliance with such requirements or policies could harm our reputation with fund investors.
In addition, we may cause different funds to invest in a single portfolio company, for example, where the fund that made an initial investment no longer has capital available to invest. We also may cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our CLO funds could acquire a debt security issued by the same company in which one of our private equity funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company were to develop insolvency concerns, and we would have to carefully manage that conflict. A decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action with respect to that company. Our affiliates or portfolio companies may be service providers or counterparties to our funds or portfolio companies and receive fees or other compensation for services that are not shared with our fund investors. In such instances, we may be incentivized to cause our funds or portfolio companies to purchase such services from our affiliates or portfolio companies rather than an unaffiliated service provider even though a third-party service provider could potentially provide higher quality services or offer them at a lower cost. In addition, conflicts of interest may exist in the valuation of our funds’ investments, as well as the personal trading of employees and the allocation of fees and expenses among us, our funds and their portfolio companies, and our affiliates. Moreover, in certain, infrequent instances we may purchase an investment alongside one of our investment funds or sell an investment to one of our investment funds and conflicts may arise in respect of the allocation, pricing, and timing of such investments and the ultimate disposition of such investments. A failure to appropriately deal with these conflicts, among others, could negatively impact our reputation and ability to raise additional funds or result in potential litigation or regulatory action against us. Any steps taken by the SEC to preclude or limit certain conflicts of interest would make it more difficult for our funds to pursue transactions that may otherwise be attractive to the fund and its investors, which may adversely impact fund performance.
Risks Related to Our Business Operations
Risks Related to the Assets We Manage
The asset management business is intensely competitive.
The asset management business is intensely competitive. Competition is based on a variety of factors, including investment performance, quality of client service, investor availability of capital and willingness to invest, fund terms
(including fees and liquidity terms), brand recognition, and business reputation. Our asset management business competes with a number of private funds, specialized investment funds, funds structured for individual investors, and other sponsors managing pools of capital, as well as corporate buyers, traditional asset managers, commercial banks, investment banks, and other financial institutions (including sovereign wealth funds). We expect that competition will continue to increase. For example, certain traditional asset managers have developed their own private equity and private wealth platforms and are marketing other asset allocation strategies as alternatives to our investments. A number of factors serve to increase our competitive risks, including, among others:
•a number of our competitors have greater financial, fundraising, technical, research, marketing, and other resources and more personnel than we do;
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
•some of our competitors may have access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;
•some of our competitors may be subject to less regulation and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do and/or bear less compliance cost than us;
•some of our competitors may have more flexibility than us in raising certain types of investment funds under the investment management contracts they have negotiated with their investors;
•some of our competitors may have higher risk tolerances, different risk assessments, or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make or to seek exit opportunities through different channels;
•some of our competitors may be more successful than us in development of new or customized products to address investor demand for new or different investment strategies and/or regulatory changes, including with respect to private credit products and products that are developed for individual investors or that target insurance capital;
•in order to broaden distribution of their private wealth products, some of our competitors may be willing to pay higher placement, servicing, or other forms of distributor fees, which may adversely impact the amount of capital we are able to raise in the private wealth channel;

•there are relatively few barriers to entry impeding new alternative asset managers, and the successful efforts of new entrants, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, is expected to continue to result in increased competition;
•some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do;
•corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage relative to us when bidding for an investment;
•some investors may prefer to invest with an investment manager that is not publicly traded or is smaller, with a more limited number of investment products; and
•other industry participants will, from time to time, seek to recruit our investment professionals and other employees away from us.
In addition, technological innovation, including the use of artificial intelligence, has the potential to disrupt the financial industry and change the way financial institutions, including asset managers, do business. Some of our competitors may be more successful than we are in the development and implementation of new technologies, including services and platforms based on artificial intelligence, to address investor demand or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.
We also may lose investment opportunities in the future if we do not match investment prices, structures, products, or terms offered by competitors. Alternatively, we may experience decreased rates of return and increased risks of loss if we match investment prices, structures, products, and terms offered by competitors. Moreover, if we are forced to compete with other asset managers on the basis of price, we may not be able to maintain our current fund fee and carried interest terms. We have historically competed primarily on the performance of our funds, and not on the level of our fees or carried interest relative to those of our competitors. However, there is a risk that fees and carried interest in the investment management industry will decline, without regard to the historical performance of a manager. In addition, as part of a shift in the distribution arrangements in the private wealth industry, certain third-party intermediaries have sought to revise existing, or implement new, fee arrangements that align their fees with the initial amount or ongoing net asset value of capital invested through the intermediary in the applicable vehicle. While the extent of this shift going forward is uncertain, the costs associated with the distribution of certain of our private wealth products have increased, and there may be further increases in distribution costs for these and future products. The reduction of net management fees or performance allocations we receive, including as a result of new fee arrangements, or the incurrence of higher costs in connection with product distribution, without corresponding decreases in our cost structure, would adversely affect the profitability of impacted products. Certain of the third-party intermediaries on whom we rely to distribute our investment products also sell their own competing proprietary investment products, which could limit the distribution of our products.
Moreover, the attractiveness of our investment funds relative to investments in other investment products could decrease depending on economic conditions. Any new or incremental regulatory measures for the U.S. financial services industry may increase costs and create regulatory uncertainty and additional competition for many of our funds. Conversely, regulatory measures aimed at reducing burden on U.S. banks, such as less onerous bank regulatory capital requirements, may create additional competition for certain of our credit strategies. See “Risks Related to Our Business Operations—Risks Related
to the Assets We Manage—Our investors may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.”
These competitive pressures could adversely affect our ability to make successful investments and limit our ability to raise future investment funds, either of which would adversely impact our business, revenue, results of operations, and cash flow.
Poor performance of our investment funds would cause a decline in our revenue, income, and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future funds.
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
•newly established funds may generate lower returns during the period that they take to deploy their capital, which may result in little or no carried interest due to performance hurdles; and
•the introduction of fund-level leverage in certain more recent funds has increased the rates of returns in those funds compared to what they would have been without the use of such leverage.
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
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars, and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates, and commodity prices. The use of derivative financial instruments and other risk management strategies may not be properly designed to hedge, manage, or otherwise reduce the risks we have identified. In addition, we may not be able to identify, or may not have fully identified, all applicable material market risks to which we are exposed. We may also choose not to hedge, in whole or in part, any of the risks that have been identified.
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
In addition, the regulation of derivatives and commodity interest transactions in the United States and other countries is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Newly instituted and amended regulations could significantly increase the cost of entering into derivative contracts (including through requirements to post collateral, which could negatively impact available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks, reduce our ability to restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. The CFTC also may in the future require certain foreign exchange products to be subject to mandatory clearing, which could increase the cost of entering into currency hedges.
Trade negotiations and related government actions may create regulatory uncertainty for our funds’ portfolio companies and our investment strategies and adversely affect the profitability of our funds’ portfolio companies.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods from China, Canada, Mexico, and certain European countries, among other countries. The administration has also threatened or targeted a broader array of countries with punitive trade measures, such as universal steel and aluminum tariffs and reciprocal tariffs. Some foreign governments, including China,
Canada, and Mexico, have threatened or instituted retaliatory tariffs on certain U.S. goods. While the United States has reached an agreement with several countries to either delay or lower the imposition of such tariffs, the administration has also indicated
that they could be reinstated. Tariffs on goods imported from China, Canada, Mexico, and Europe could further increases costs, decrease margins, and reduce the competitiveness of products and services offered by current and future portfolio companies.
Such tariffs could adversely affect the revenues and profitability of select companies whose businesses rely on goods imported from countries that are subject to significant tariffs. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies in respect of other jurisdictions could also have a similar adverse impact.
In addition, the United States has implemented several economic sanctions programs and export controls that specifically target Chinese entities and nationals on national security grounds, including, for example, with respect to China’s response to political demonstrations in Hong Kong and China’s conduct concerning the treatment of Uyghurs and other ethnic minorities in its Xinjiang province. The United States has also implemented certain sanctions against entities participating in
China’s military industrial complex and providing support to the country’s military, intelligence, and surveillance apparatuses.
These sanctions impose certain restrictions on U.S. persons and entities buying or selling publicly traded securities of designated entities. Further trade escalation between the United States and China, the countries’ inability to reach further trade agreements, or the continued use of reciprocal sanctions by each country, may negatively impact opportunities for investment as well as the rate of global growth, particularly in China, which has and continues to exhibit signs of slowing growth. Such slowing growth could adversely affect the revenues and profitability of our funds’ portfolio companies.
Moreover, there is uncertainty as to further actions that may be taken under the current U.S. Presidential administration with respect to U.S. trade policy, including with respect to tariffs on goods from Canada and Mexico, among other countries.
See “Risks Related to Our Business Operations—Risks Related to the Assets We Manage—Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.”
Our business depends in large part on our ability to raise capital from third-party investors. A failure to raise capital from third-party investors on attractive fee terms, or at all, would impact our ability to collect management fees or deploy such capital into investments and potentially collect carried interest, which would materially reduce our revenue and cash flow and adversely affect our financial condition.
Our ability to raise capital from third-party investors depends on a number of factors, such as economic and market conditions (including the level of interest rates and stock market performance) and the asset allocation rules or investment policies to which such third-party investors are subject. These factors could inhibit or restrict the ability of third-party investors to make investments in our funds or the asset classes in which our funds invest. For example, lawmakers across a number of states have put forth proposals or expressed intent to take steps to reduce or minimize the ability of their state pension funds to invest in alternative asset classes, including by proposing to increase the reporting or other obligations applicable to their state pension funds that invest in such asset classes. Such proposals or actions would potentially discourage investment by such state pension funds in alternative asset classes by imposing meaningful compliance burdens and costs on them, which could adversely affect our ability to raise capital from such state pension funds. Other states could potentially take similar actions,

which may further impair our access to capital from an investor base that has historically represented a significant portion of our fundraising.
In addition, volatility in the valuations of investments has in the past and may in the future affect our ability to raise capital from third-party investors. To the extent periods of volatility are coupled with a lack of realizations from investors’
existing portfolios, such investors may be left with disproportionately outsized remaining commitments to a number of investment funds. This significantly limits such investors’ ability to make new commitments to third-party managed investment funds such as those managed by us. In addition, during periods of market volatility, investor subscription requests may be reduced and investor redemption or repurchase requests may be elevated in products that permit redemption or repurchase of investor interests. Certain of our investment vehicles that are available to individual investors are also subject to state registration requirements that impose limits on the proportion of such investors’ net worth that can be invested in our products.
These restrictions may limit such investors’ ability or willingness to allocate capital to such products and adversely affect our fundraising in the private wealth channel. See “Risks Related to Our Business Operations—Risk Related to the Assets Re
Manage—Third-party investors in substantially all of our carry funds have the right to remove the general partner of the fund for cause, to accelerate the liquidation date of the investment fund without cause by a simple majority vote, and to terminate the investment period under certain circumstances and investors in certain of the investment funds we advise may redeem their investments. These events would lead to a decrease in our revenues, which could be substantial.”
Likewise, our ability to raise new funds could be hampered if the general appeal of alternative investments were to decline. An investment in a limited partner interest in an alternative investment fund is generally more illiquid and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. In periods of positive markets and low volatility, for example, investors may favor passive investment strategies such as index funds over our actively managed investment vehicles. Similarly, during periods of high interest rates, investors may favor investments that are generally viewed as producing a risk-free return, such as treasury bonds, over investments in our products, particularly if the spread between the products declines. Alternative investments could also fall into disfavor because of concerns about liquidity and short-term performance. In particular, such concerns could be exhibited by public pension funds, which have historically been among the largest investors in alternative assets. Many public pension funds are significantly underfunded, and their funding problems have been, and may in the future be, exacerbated by economic downturn. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative investments. Moreover, our ability to raise capital from third parties outside of the United States could be limited to the extent the other countries impose restrictions or limitations on outbound foreign investment.
Certain institutional investors are also demonstrating a preference to insource their own investment professionals and to make direct investments in alternative assets without the assistance of alternative asset advisers like us. Such institutional investors may become our competitors and could cease to be our clients. As some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors to maintain or increase the size of our investment funds. We may be unable to find or secure commitments from those new investors and the fee terms of the commitments from such new investors may not be consistent with the fees historically paid to us by our investors. If economic conditions were to deteriorate or if we are unable to find new investors, we might raise less than our desired amount for a given fund. In addition, as we seek to expand into other asset classes, we may be unable to raise enough capital to adequately support such businesses. A failure to successfully raise capital could materially reduce our revenue and cash flow and adversely affect our financial condition.
In connection with raising new funds or making additional investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed, or funds managed by our competitors, including with respect to management fees, incentive fees, and/or carried interest, which could have an adverse impact on our revenues. Such terms could also restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, add additional expenses and obligations for us in managing the fund, or increase our potential liabilities, all of which could ultimately reduce our revenues.
While we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so in our funds, including in response to regulatory focus by the SEC on the quantum and types of fees and expenses charged by private funds. We have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees, which could result in a reduction in the fees and carried interest we earn.

We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to individual investors, which could expose us to new and greater levels of risk.
Although individual investors have been part of our historic distribution efforts, we have increasingly undertaken business initiatives to increase the number and type of investment products we offer to high-net-worth individuals, family offices, and mass affluent investors in the United States and other jurisdictions around the world. In particular, we create investment products designed for investment by individual investors in the United States, some of whom are not accredited investors, or similar investors in non-U.S. jurisdictions, including in certain markets in Europe and Asia-Pacific. In certain instances, our funds are distributed to such investors indirectly through third-party managed vehicles sponsored by brokerage firms, private banks, or third-party feeder providers, and in other instances directly to the clients of private banks, independent investment advisors, and brokers.
Accessing individual investors and offering products directed at such investors exposes us to greater levels of risk, including heightened litigation and regulatory enforcement, an increased compliance burden, and more complex administration and accounting operations. We may be subject to claims related to matters such as the adequacy of disclosures, appropriateness of fees, suitability, and board of directors’ oversight, each of which could result in civil lawsuits, regulatory penalties, and enforcement actions. Our registered investment advisers also could be subject to direct or derivative claims from a fund’s investors or board of directors for alleged mismanagement of the fund. In addition, regulatory requirements imposing limitations on the ability of affiliates of certain of our vehicles to engage in certain transactions may limit our funds’ ability to engage in otherwise attractive investment opportunities.
To the extent distribution of such products is through new channels and markets, including through an increasing number of distributors with whom we engage, we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation or regulatory action against us, including with respect to, among other things, claims that products distributed through such channels are distributed to investors for whom they are unsuitable, claims related to conflicts of interest or the adequacy of disclosure to investors, or claims that the products are distributed in a manner inconsistent with our regulatory requirements or otherwise inappropriate manner. In addition, regulation applicable to our arrangements with such distributors and channels increases the compliance burden associated with onboarding new distributors or pursuing new distribution channels, resulting in increased cost and complexity. Although we engage in due diligence and onboarding procedures that seek to uncover issues relating to the third-party channels through which individual investors access our investment products, we do not control and have limited information regarding many of these third-party channels.
Therefore, we are exposed to risks of reputational damage, regulatory scrutiny, and legal liability to the extent such third parties improperly sell our products to investors. This risk is heightened by the continuing increase in the number of third parties through whom we distribute our investment products around the world and who we do not control. For example, in certain instances, we may be viewed by a regulator as responsible for the content of materials prepared by third parties.
Likewise, there is a risk that our employees involved in the direct distribution of our products, or employees who engage with independent advisors, brokerage firms, and other third parties around the world involved in distributing our products, do not follow our compliance and supervisory procedures. In addition, the distribution of such products, including through new channels whether directly or through market intermediaries, could expose us to allegations of improper conduct and/or actions by state and federal regulators in the United States and regulators in jurisdictions outside of the United States.
Such allegations or actions may be with respect to, among other things, product suitability, distributor eligibility, investor classification, compliance with securities laws, conflicts of interest, and the adequacy of disclosure to investors to whom our products are distributed through those channels.
As we expand the distribution of products to individual investors outside of the United States, we are increasingly exposed to risks in non-U.S. jurisdictions. In addition to risks similar to those that we face in the United States, securities laws and other applicable regulatory regimes may be extensive, complex, and vary by jurisdiction. In addition, the distribution of products to individual investors outside of the United States may involve complex structures (such as distributor-sponsored feeder funds or nominee/omnibus investors) and market practices that vary by local jurisdiction. As a result, this expansion subjects us to additional complexity, litigation, and regulatory risk.
Our initiatives to expand our individual investor base, including marketing, creating, and maintaining the types of products and vehicles that individual investors may invest in, may not be successful. Such initiatives include the hiring of additional personnel and the implementation of new operational, technological, compliance, and other systems and processes, each of which require significant time, effort, and resources. In addition, in light of the August 2025 Executive Order on
Democratizing Access to Alternative Assets for 401(k) Investors, there may be significant future opportunity for the alternative asset management industry to increase the distribution of products to individual investors. Accordingly, we are likely to face significant competition in addressing such opportunity, which will require us to spend substantial time, effort, and resources, and may not ultimately be successful in increasing distribution of our products in this channel.
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
At the end of the life of any of our Global Private Equity and Global Credit carry funds (or earlier with respect to certain of our funds), we may be obligated to repay an amount equal to the extent to which carried interest that previously was distributed to us exceeds the amounts to which we are ultimately entitled. This includes situations in which the carry fund has not achieved investment returns that exceed the preferred return threshold or the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement. This repayment obligation is known as a
“giveback” obligation.
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
Although a giveback obligation is specific to each person who received a distribution, and not a joint obligation, the governing agreements of our funds generally provide that to the extent a recipient does not fund his or her respective share, then we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have historically withheld a portion of the cash from carried interest distributions to individual senior Carlyle professionals and other employees as security for their potential giveback obligations. We may need to use or reserve cash to repay such giveback obligations instead of using the cash for other purposes. See Part I, Item 1 “Business
—Structure and Operation of Our Investment Funds—Incentive Arrangements / Fee Structure” and Part II, Item 7
“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—

Contingent Obligations (Giveback)” and Notes 2, Summary of Significant Accounting Policies, and 8, Commitments and
Contingencies, to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
The governing agreements of almost all of our carry funds, other than our Carlyle AlpInvest funds as discussed below, provide that, subject to certain conditions, third-party investors in those funds have the right to remove the general partner of the fund for cause or to accelerate the liquidation date of the investment fund without cause by a simple majority vote. In addition, our investment vehicles that are structured as “funds of one,” or separately managed accounts, have a single investor or a few affiliated investors that typically have the right to terminate the investment period or cause a dissolution of the vehicle under certain circumstances. These actions would result in a reduction in management fees we would earn from such investment funds, vehicles, or accounts, and could result in a significant reduction in the expected amounts of total carried interest and incentive fees from those investment funds, vehicles, or accounts. Carried interest and incentive fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “giveback” obligation. Finally, the applicable investment funds, vehicles, or accounts would cease to exist after completion of liquidation and winding-up.
In addition, the governing agreements of certain of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund (for example, certain of the investment professionals serving on the investment committee or advising the fund), then investors have the right to vote to terminate the investment period by a simple majority vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a simple majority of investors is required to restart it. While we believe that our investment professionals have appropriate incentives to remain in their respective positions, based on equity ownership, profit participation, and other contractual provisions, we are not able to guarantee the ongoing participation of the management team members in respect of our funds. In addition to having a significant negative impact on our revenue, earnings, and cash flow, the occurrence of a key person event with respect to any of our investment funds would likely result in significant reputational damage to us and could negatively impact our future fundraising efforts.
Carlyle AlpInvest funds generally provide for automatic suspension of the investment period if there is a key person event with the vote of a supermajority of investors required to restart it and the right of a simple majority or a supermajority of investors to remove the general partner with cause and, in some cases, without cause, but generally have not provided for liquidation without cause.
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
The determination of fair value using these methodologies takes into consideration a range of factors including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, the multiples of comparable securities, comparable market transactions, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of subjective management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology or factors or derive a different value than such other sponsor does and/or derive a different value than the other sponsor has derived on the same investment, which could cause some investors and regulators to question our valuations. In this respect, the SEC continues to focus on issues related to valuation of private investment vehicles, including consistent application of the methodology, disclosure, and conflicts of interest, in its enforcement, examination, and rulemaking activities.
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

While the fair values of investments in our funds are generally determined quarterly, certain of our products are required to determine net asset values on a more frequent basis, such as monthly or daily, for purposes of establishing the price at which the fund sells its units. While the investment values in these funds are adjusted to incorporate the latest financial information as well as broader market-driven events, there is risk that rapidly changing market conditions or material events may not be immediately reflected in the respective fund’s net asset value used for pricing.
The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with an investment.
When evaluating a potential business or asset for investment, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to such investment. In particular, when conducting due diligence, we may be required to evaluate important and complex issues, including but not limited to those related to business, financial, credit risk, tax, accounting, sustainability, legal, and regulatory and macroeconomic trends. With respect to sustainability, the nature and scope of our diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, human capital management, human rights, employee health and safety, accounting standards, and bribery and corruption. Selecting and evaluating such factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by us or a third-party specialist (if any) will reflect the policies or preferred practices of any particular investor or align with the practices of other asset managers or with market trends. The materiality of various risks and impact of such risks on an individual potential investment or portfolio as a whole depend on many factors, including the relevant industry, geography and asset class, and the nature of the investment. Outside consultants, legal advisers, accountants, and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity, and we may not identify or foresee future developments that could have a material adverse effect on an investment, including, for example, potential factors, such as technological disruption of a specific company or asset, or an entire industry, including as a result of the rapid development and implementation of AI Technologies. See “Risks Related to our Company—Use of artificial intelligence technology by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.”
In addition, some matters covered by our diligence, such as sustainability, are continuously evolving, and we may not accurately or fully anticipate such evolution. The framework we may use to evaluate certain diligence considerations may not represent a universally recognized standard for assessing such considerations. For example, AIFMD requires us to identify, measure, manage, and monitor sustainability risks relevant to the funds managed by our EU AIFMs and take into account sustainability risks when performing investment due diligence. Such requirements may make our funds less attractive to investors, and any non-compliance with such requirements may subject us to regulatory action. Moreover, when conducting due diligence on investments, including with respect to investments made by our funds, we rely on the resources available to us and information supplied by third parties, including information provided by the target of the investment. The information we receive from third parties may not be accurate or complete and therefore we may not have all the relevant facts and information necessary to properly assess and monitor our funds’ investment.
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
In 2022 and 2023, in light of increasing inflation, the U.S. Federal Reserve increased interest rates eleven times. Since
September 2024, the Federal Reserve has reduced the policy rate by 175 basis points as of December 31, 2025. However, going forward, base interest rates may not decline as much as anticipated or could even increase again if inflation does not converge sufficiently towards its target. Persistently large fiscal deficits and high levels of economywide capital expenditures have increased longer-dated yields even as the Federal Reserve has reduced the policy rate. Credit spreads, which currently sit near historic lows, could widen and thus increase the all-in financing rate even with reduced policy rates. Rising interest rates create downward pressure on the price of real estate and the value of fixed-rate debt investments made by our funds. In addition, our funds have faced, and could continue to face, difficulty in realizing value from investments due to sustained challenges in the exit environment. Finally, shifts in interest rate trajectories that do not align with existing market expectations may subsequently spark equity and credit market volatility that negatively affects portfolio company, asset, and fund-level performance.
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
If our funds are unable to obtain committed debt financing for potential acquisitions, can only obtain debt financing at an increased interest rate or on unfavorable terms, or the ability to deduct corporate interest expense is substantially limited, our funds may face increased competition from strategic buyers of assets who may have an overall lower cost of capital or the ability to benefit from a higher amount of cost savings following an acquisition, or may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, each of which could lead to a decrease in our funds’ performance and, therefore, our revenues. In addition, rising interest rates, coupled with periods of significant equity and credit market volatility, may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments.
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
Our asset management activities involve investments in relatively illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time.
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
Many of our investment funds invest a significant portion of their assets in the equity, debt, loans, or other securities of issuers located outside the United States. International investments have increased, and we expect will continue to increase as a proportion of certain of our funds’ portfolios in the future. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:
•currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;
•less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity;
•the absence of uniform accounting, auditing, and financial reporting standards, practices, and disclosure requirements and less government supervision and regulation;
•changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our funds’ investments;
•a less developed legal or regulatory environment, differences in the legal and regulatory environment, or enhanced legal and regulatory compliance;
•heightened exposure to corruption risk and/or economic sanction risk in certain non-U.S. markets;
•political hostility to investments by foreign or private equity investors;
•reliance on a more limited number of commodity inputs, service providers, and/or distribution mechanisms;
•more volatile or challenging market or economic conditions, including higher rates of inflation;
•higher transaction costs;
•difficulty in enforcing contractual obligations;
•fewer investor protections and less publicly available information about companies;

•certain economic and political risks, including potential exchange control regulations and restrictions on our
non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of war, terrorist attacks, political, economic or social instability, the possibility of expropriation or confiscatory taxation, and adverse economic and political developments; and
•the possible imposition of non-U.S. taxes or withholding on income and gains recognized with respect to such securities.
In addition, investments in companies that are based outside of the United States may be negatively impacted by restrictions on international trade or the imposition of tariffs (and any resulting reciprocal tariffs), which have been an area of focus for the current U.S. Presidential administration. See “Risks Related to Our Business Operations—Risks Related to the
Assets We Manage—Trade negotiations and related government actions may create regulatory uncertainty for our funds’
portfolio companies and our investment strategies and adversely affect the profitability of our funds’ portfolio companies.”
Our equity investments and some of our debt investments rank junior to investments made by others, exposing us to a greater risk of losing our investment.
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
Certain of our investment funds may invest in securities of companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Such investments are subject to a greater risk of poor performance or loss.
Certain of our investment funds, especially our distressed funds, may invest in business enterprises involved in work-
outs, liquidations, reorganizations, bankruptcies, and similar transactions, and may purchase high-risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time, or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the fund may be required to sell its investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability, and a bankruptcy court’s discretionary power to disallow, subordinate, or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation, which has the potential to adversely impact us or unrelated funds or portfolio companies. Due to the substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in such company. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of securities rated below investment grade or otherwise adversely affect our reputation.
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
Investments made by our business segments involve a number of significant risks, including the following:
•we advise funds that invest in businesses that operate in a variety of industries that are subject to extensive domestic and foreign regulation, such as the telecommunications industry, the aerospace, defense, and government services industry, the life sciences industry, and the healthcare industry (including companies that supply equipment and services to governmental agencies), that may involve greater risk due to rapidly changing market and governmental conditions in those sectors;
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
Our funds may be forced to dispose of investments at a disadvantageous time.
Our funds may make investments that are not advantageously disposed of prior to the date the applicable fund is dissolved, either by expiration of such fund’s term or otherwise. Although we generally expect that our funds will dispose of investments prior to dissolution or that investments will be suitable for in-kind distribution at dissolution, we may not be able to do so. The general partners of our funds have only a limited ability to extend the term of the fund with certain consent provisions and, therefore, we may be required to sell, distribute, or otherwise dispose of investments at a disadvantageous time prior to dissolution. This would result in a lower than expected return on the investments and potentially on the fund itself.
Our private equity funds’ performance, and our performance, has been and may in the future be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest.
Our performance and the performance of our private equity funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon a variety of factors, including economic, market, and geopolitical factors. During recessions, periods of elevated uncertainty, or phases of challenging economic and market conditions, we experience significant fluctuations in the fair value of securities held by our funds. Obstacles to growth in the near-term are numerous, such as tariffs, geopolitical and domestic political uncertainty, large fiscal deficits, the risk of stickier inflation, unexpected shifts in monetary and fiscal policy, depressed labor force participation, the risk of labor shortages in the face of more restrictive immigration policies, high levels of public debt, slowing population growth, supply chain pressures, and economic stress outside the United
States. These factors and other general economic trends may impact the performance of our portfolio companies in many industries and geographies. In addition, the value of our investments in portfolio companies in the financial services industry is impacted by the overall health and stability of the credit and equity markets. The U.S. dollar fell 7.3% in 2025 on a broad trade-
weighted basis, with losses concentrated in the first half of the year. While a weaker dollar is favorable to U.S. exporters and corporates with significant foreign revenues, it can depress the profits of companies in Europe and Asia that rely on exports to the U.S. market. The weaker dollar also exacerbates the impact of recently imposed tariffs for those U.S. companies that rely on imports as inputs into their businesses.
The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies experience adverse performance or additional pressure due to exogenous factors, such as the Russian invasion of Ukraine and another pandemic or global health crisis like the COVID-19 pandemic. In addition, the performance of our investment funds and our portfolio companies may be adversely affected by increases in inflationary pressures such as employee wage growth or rising input costs, which could compress profit margins, particularly at our portfolio companies that are unable to effectively increase prices in response. Rapid and unforeseen technological transformation, such as the emergence of large language models and generative AI, may introduce the risk of obsolescence to portfolio companies and negatively affect their performance. With respect to real estate, various factors could have an adverse effect on investment performance, including, among others, deflation in consumer prices, a low level of consumer confidence in the economy, and/or the residential real estate market and rising mortgage interest rates. In response to financial difficulties that are currently being experienced or that may be experienced in the future by certain portfolio companies or real estate investments, we may consider legal, regulatory, tax, or other factors in determining the steps we may take to support such companies or investments, which may include enhancing the management team or funding additional capital investments from our investment funds, our senior
Carlyle professionals, and/or us. The actions we may take to support companies or investments experiencing financial difficulties may not be successful in remedying the financial difficulties and our investment funds, our senior Carlyle professionals, or we may not recoup some or all of any capital investments made in support of such companies or investments.
Our CLO business and investment into CLOs involves certain risks.
CLOs may present risks similar to other types of debt obligations and, in fact, such risks may be of greater significance. CLOs invest on a leveraged basis in loans or securities that are themselves highly leveraged investments, which increases both the opportunity for higher returns as well as the magnitude of losses compared to unlevered investments. As a result of such funds’ leverage position, CLOs are at increased risk of suffering losses. Investments in structured vehicles, including equity and debt securities issued by CLOs, involve risks such as liquidity risk, credit risk, and market risk. Changes in interest rates and credit quality may cause short-term price fluctuations, increase in credit spreads, decline in ratings, or longer-
term impairment. In addition, a reduction in the liquidity of the credit markets may result in an increase in credit spreads and a decline in ratings, performance, and market values for leveraged loans. We have significant exposure to these markets through our investment in our CLOs.
CLO securities carry additional risks, including, but not limited to, the possibility that distributions from collateral assets will be inadequate to make interest, management fee, or other payments to Carlyle as equity holder or manager. The collateral itself may decline in value, default, or be downgraded and changes in the collateral may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Non-payment could result in a reduction of our income and revenues. CLO securities may be less liquid than other types of securities and may experience greater price volatility than the individual assets that comprise the CLO collateral. In addition, CLOs and other structured finance securities are subject to prepayment risk. The performance of a CLO or other structured finance security is generally affected by a variety of factors, including the security’s priority in the capital structure, the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying collateral, the adequacy of and ability to realize upon any related collateral, and the capability of the collateral manager. There are also risks that the trustee or administrator of a CLO does not properly carry out its duties to the CLO, potentially resulting in losses. Moreover, the complex structure of a CLO may produce unexpected investment results, especially during times of market stress or volatility.
We earn management fees from our CLOs, including subordinated fees. The subordinated fees could be negatively impacted if one or more CLOs fail certain tests related to overcollateralization (including the interest diversion test) set forth in their respective indentures. Worsening credit conditions and/or a deterioration in loan performance generally leads to defaults or downgrades of a CLO’s underlying collateral obligations, downgrade of a CLO’s rated securities, and possible failure of one or more overcollateralization tests and/or interest diversion tests, which could divert funds otherwise available to pay management fees to instead be used to either pay down the principal on the securities issued by the CLO in an amount necessary to cause such tests to pass or purchase sufficient collateral in an amount necessary to pass such tests. If either of these scenarios occurred, it could result in either a temporary deferral or permanent loss of such management fees.
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
Our Carlyle AlpInvest business is subject to additional risks.
Our Carlyle AlpInvest business is subject to additional risks, including the following:
•Carlyle AlpInvest is subject to business and other risks and uncertainties generally consistent with our business as a whole, including legal, tax, and regulatory risks; the avoidance or management of conflicts of interest; the ability to attract and retain investment professionals and other personnel; and risks associated with the acquisition of new investment platforms. In addition, the business is separated from the rest of the firm by an informational wall designed to prevent certain types of information from flowing from the Carlyle

AlpInvest platform to the rest of the firm. This information barrier limits the collaboration between our investment professionals with respect to specific investments, and may impair our ability to offer services to investors that are provided across our business segments.
•Pursuant to our current arrangements with the various businesses, we restrict our participation in the investment activities undertaken by our Carlyle AlpInvest segment (including with respect to AlpInvest), which may in turn limit our ability to address risks arising from their investment activities. For so long as these arrangements are in place, we will observe substantial restrictions on our ability to access specific investment information or engage in day-to-day participation in the AlpInvest investment businesses, including a restriction that AlpInvest investment decisions are made and maintained without involvement by other Carlyle personnel and that no specific investment data, other than data on the investment performance of its investment funds and managed accounts, will be shared with management. Generally, we have a reduced ability to identify or respond to investment and other operational issues that may arise within the
Carlyle AlpInvest business, relative to other Carlyle investment funds.
•Similar to other parts of our business, Carlyle AlpInvest is seeking to broaden its investor base by raising funds and advising separate accounts for investors on an account-by-account basis, including continuously offered funds for the private wealth channel that are typically highly regulated products. The number and complexity of such investor mandates and fund structures have increased as a result of continuing fundraising efforts, and the activation of mandates with existing investors.
•Conflicts may arise between such Carlyle AlpInvest funds and separate managed accounts (e.g., competition for investment opportunities), and in some cases conflicts may arise between a Carlyle AlpInvest fund or managed account and a Carlyle fund. In addition, certain managed accounts and funds have different or heightened standards of care, and if they invest in other investment funds sponsored by us it could result in lower management fees and carried interest to us than Carlyle’s typical investment funds.
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
•population and demographic shifts;
•the financial resources of tenants and defaults by tenants or borrowers;
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
•changes in government statutes, regulations, or regulatory action or regulatory interpretation at the federal, state, or local level (such as vacancy control, rent control, pricing software or practices, price disclosure, and climate change), litigation from public or private parties relating thereto, and changes in market practices in consideration of the foregoing;
•changes in the way real estate is occupied as a result of pandemics or other unforeseen events;
•changes in real property tax rates and operating expenses;
•the reduced availability of mortgage funds or other forms of financings, including construction financing, which may render the sale or refinancing of properties difficult or impracticable;
•inability to meet debt obligations;
•breaches by (or claims from) third parties in connection with their contractual rights and obligations, including ground lessors, ground lessees, landlords, tenants, partners, and property managers;
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
Our real estate funds’ portfolio investments face risks that can affect occupancy, rental income, expenses, or the sale and financing of properties. These risks could worsen during future global health crises. When leases expire, vacancies may create gaps in rental income while fixed costs—such as interest, taxes, and maintenance—persist. Weak economic conditions can make it harder to secure new tenants or maintain rental rates, and increased competition may require unplanned capital improvements that reduce cash available for investor distributions. Investments in residential real estate may face greater volatility and sensitivity to market and economic conditions than commercial properties. Ownership of real assets also carries potential environmental liabilities. Our funds may be held responsible for cleanup costs or damages under strict liability laws, even without fault. Changing environmental regulations or conditions can create new liabilities, and indemnities from sellers may prove unenforceable or financially unreliable.
Our funds may also invest in real estate-related operating companies—such as logistics hubs, data centers, or event venues—which face operational risks similar to those encountered in our buyout and growth funds. Real estate market downturns, rising capitalization rates, and restricted financing can reduce property values. Investments in undeveloped or underdeveloped land bring additional risks tied to zoning approvals, construction delays, cost overruns, and financing challenges. Many properties are managed by third parties, exposing the funds to risks from their performance and reliability.
Commercial real estate financing often involves non-recourse carveout guarantees and environmental indemnities, allowing lenders to recover losses for misconduct or environmental harm. Such guarantees may also include interest or payment commitments, potentially impacting fund or firm assets if called upon. The acquisition, ownership, and sale of real estate assets carry litigation risks. Claims may arise from prior ownership periods, failed transactions, or post-sale disputes over defects or due diligence matters.
Our funds’ investments in real estate-related assets, including real estate investment trusts (“REITs”), face additional exposure to changes in property values, tenant defaults, tax law modifications, or failure to maintain REIT qualification—all of which could diminish cash available for distribution. Real estate debt investments can be unsecured, subordinated, or lack protective covenants. Non-performing loans often require restructuring that may reduce principal or interest. Mortgage loan defaults carry foreclosure and deficiency risks. Distressed assets may generate little or no cash flow and may be further impaired by bankruptcy or insolvency proceedings.
Moreover, there is increased political attention at the state and national level on home ownership and housing affordability. In this regard, the U.S. government, and the governments of several U.S. states, are evaluating, implementing, and/or have implemented measures to regulate institutional and corporate investment in and ownership of residential property and it is expected that other similar actions may be taken by the states or other levels of government and that additional federal level actions could be taken in this regard (collectively, “Residential Ownership Laws”). For example, on January 20, 2026, the
U.S. President issued Executive Order 14376, which sets forth a policy that large institutional investors not buy single-family homes that could otherwise be purchased by families, and directs or requests various administrative, rulemaking, and legislative processes be initiated to effectuate such policy. These Residential Ownership Laws could have a negative impact on a fund’s ability to implement its investment approach and achieve its objective, including with respect to certain categories of residential property or within certain U.S. states implementing such laws.
Our energy business is involved in oil and gas investments (i.e, exploration, production, storage, transportation, logistics, refining, marketing, trading, petrochemicals, energy services, and other opportunistic investments), which entail a high degree of risk.
Our energy teams invest in oil and gas production, development, and exploration, which is speculative and involves a high degree of risk, including, among others: the use of new technologies; reliance on estimates of oil and gas reserves based on geological, geophysical, engineering, and economic data; unexpected formations or pressures, premature reservoir declines, blow-outs, equipment failures and other accidents, sour gas releases, uncontrolled flows, adverse weather, pollution, fires, spills, and other environmental risks; volatility in oil and natural gas prices and the resulting impact on demand for related products and services (including climate-driven demand shifts); and potential contributions to climate change, and resulting regulatory and stakeholder scrutiny.
Oil, gas, and product prices and related margins are highly volatile due to international supply-demand dynamics, political and geopolitical developments (including global conflicts), technological change, macroeconomic conditions, public health risks, and changes in the influence of the Organization of Petroleum Exporting Countries, and this volatility has affected and is likely to continue to affect the financial performance, financing availability, asset prices, and valuations of our current and future investments exposed to energy prices, whether as consumers or producers. Oil and natural gas prices also fluctuate in response to macroeconomic trends, trade developments, inventory levels, global demand and supply expectations, market uncertainty and speculation, consumer demand, refining capacity, weather, domestic and non-U.S. regulations (including sanctions), currency movements, the price and availability of alternative fuels, regional political conditions, non-U.S. supply of oil and natural gas, import prices, and overall economic conditions. In addition, local realizations can vary widely due to production characteristics and the availability of gathering, transportation, processing, and storage infrastructure. Sharp price declines, failure to sustain upward momentum, prolonged dislocations, elevated prices or adverse changes in host-country fiscal regimes for energy producers also could negatively affect our portfolio.
To help manage these risks, we work with a subset of portfolio companies on climate and energy-transition initiatives, including measuring, monitoring, and managing carbon emissions, setting decarbonization goals and pathways, and considering investments in new technologies to build long-term value and respond to changing market dynamics, although there is no guarantee these efforts will be successful.

Investments in the natural resources industry, including the infrastructure, energy, power, and renewables industries, involve various operational, construction, and regulatory risks.
Our natural resources, infrastructure, energy, power, and renewables investments involve significant construction, operational, regulatory, environmental, and market risks, any of which could materially affect performance and value.
Natural Resources. Natural resources portfolio companies may experience labor and fuel or material shortages, construction delays and cost overruns, permitting delays, adverse weather and site conditions, equipment failures and accidents, financing challenges, and force majeure events, which can cause unexpected delays, higher debt service, insufficient funds to complete projects, limited cash flow during development, operating deficits, lost revenues, increased operating and maintenance costs, and construction-related claims.
Infrastructure. Infrastructure investments face risks from changes in input costs and availability, political and regulatory actions (including climate initiatives), macroeconomic conditions, demographic and demand shifts, competition, natural disasters and weather changes, major customer distress, and war or terrorism, which can reduce revenues, increase costs to build, operate, maintain, or restore assets, impair debt repayment and distributions, or lead to termination of concessions, and insurance may not fully cover resulting losses. Infrastructure assets are also subject to extensive and discretionary government regulation and often depend on permits, licenses, concessions, leases, and contracts that give government counterparties significant influence, including the ability to impose restrictive terms or terminate arrangements without adequate compensation, which can limit a portfolio company’s ability to maximize cash flow and profitability.
Energy and Power. Energy and power investments are exposed to operational risks such as mechanical or structural failures, accidents, labor issues, or underperforming technology , as well as external factors such as economic developments, changes in fuel or feedstock prices, government policies, and shifts in energy demand, any of which can reduce revenues, increase costs, impair debt repayment, or necessitate decommissioning that may be lengthy and costly. Development-stage investments including transmission and power facilities, face additional risks relating to timely zoning and regulatory approvals, construction timing and cost (including weather, labor, and material risks), and access to construction and permanent financing, which can cause delays, cost overruns, or failure to complete projects, adversely affecting a portfolio company’s financial condition and results of operations.
Electric utility investments in the United States and abroad are also subject to increasing competitive pressures due to changing consumer demand, technological advances, greater natural gas availability, and regulatory changes that may drive consolidation or disaggregation of vertically integrated utilities, enabling additional significant competitors in the independent power industry.
Investments in hydrocarbon producers face increasing climate‑related risks, as combustion of hydrocarbons emits greenhouse gases, and regulators, investors, consumers, and other stakeholders are advancing or considering cap‑and‑trade systems, carbon taxes, restrictive permitting, efficiency standards, climate‑related reporting, and incentives or mandates for renewables, which can increase costs, lengthen project timelines, reduce hydrocarbon demand, shift demand to lower‑carbon fuels, promote alternatives, and heighten activism, litigation, enforcement, and lender scrutiny, all of which may hinder financing, exits, or expected returns. Our investments also depend on initial and ongoing regulatory approvals, licenses, permits, and tax and financial rulings, and there is no assurance that portfolio companies will obtain, modify, or maintain all required approvals. In this regard, delays or failures in satisfying associated conditions can prevent facility operations, restrict sales, increase costs, and adversely affect returns.
Renewables. Renewable energy investments depend on complex resource and market estimates (such as solar irradiance and wind or water flow), which are sensitive to changing assumptions and market conditions, and on supportive government policies and incentives (including tax credits, grants, portfolio standards, renewable energy credits, and similar programs in the United States, the European Union, and other jurisdictions). Any reduction, elimination, or reversal of such support, or a shift toward more carbon‑intensive energy policies, could render projects uneconomic, harm renewable portfolio companies’ financial condition and results and, conversely, policies favoring renewables may negatively affect non‑renewable energy investments.
Environmental and health and safety laws, regulations, and initiatives (including climate‑related measures) materially affect natural resources, infrastructure, energy and power, and renewable energy investments, as projects face changing and increasingly stringent compliance and permitting requirements that can both create opportunities (for example, increased demand for gas and renewables) and require significant expenditures that reduce returns, while regulatory authorities, NGOs, and special interest groups continue to exert substantial oversight and influence.

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
New climate change-related regulations or interpretations of existing laws may result in enhanced or conflicting disclosure obligations that could negatively affect us or our funds’ investments in portfolio companies and also materially increase our regulatory burden. Increased and/or conflicting applicable or proposed regulations generally increase the costs to us, our funds, and our funds’ portfolio companies, and those higher costs may continue to increase if new laws require additional resources. Moreover, significant increases in regulatory compliance expenses may negatively impact our funds and their portfolio company investments. In particular, compliance with climate and other sustainability or ESG-related rules in the
European Union and the United Kingdom is expected to result in increased legal and compliance costs and expenses, which would be borne by us, our funds, and/or our funds’ portfolio companies. In addition, our funds’ portfolio companies could face transition risk if GHG-related regulations or taxes are implemented. See “Risks Related to Regulation and Litigation—
Regulatory initiatives in jurisdictions outside the United States could adversely affect our business” and “Increasing scrutiny from stakeholders on sustainability matters, including our ESG reporting, exposes us to reputational and other risks.”
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
Moreover, significant physical effects of climate change, including extreme weather events, such as hurricanes, wildfires, or floods, also can have an adverse impact on certain of our funds’ investments in portfolio companies and other investments, particularly real asset and infrastructure investments and portfolio companies that rely on physical factories, plants, or stores located in affected areas. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well.
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
While we expect to derive a meaningful contribution to our revenue across our business segments from our investment in and strategic asset management relationship with Fortitude, as described in Note 4, Investments, to Part II, Item 8
“Investments—Investment in Fortitude,” we may not be successful in doing so. Pursuant to investment management agreements into which we have entered with Fortitude subsidiaries and certain companies with which they have reinsurance agreements (the “Reinsurance Counterparties”), certain of our subsidiaries receive performance fees and/or management fees from carry funds and separately managed accounts into which Fortitude Re, its affiliates, and the Reinsurance Counterparties invest. The Company and Fortitude own interests in FCA Re, a Bermuda-domiciled reinsurance company that reinsures liabilities of affiliates of Fortitude and is a Reinsurance Counterparty. Through our subsidiaries, we managed or advised
$24.6 billion of capital attributable to investments made under these investment management agreements, as of December 31,
2025. In addition, in April 2022 and December 2024, we entered into strategic advisory services agreements with certain subsidiaries of Fortitude and an affiliate of FCA Re, respectively, through our insurance investment advisor, Carlyle Insurance
Solutions Management L.L.C. (“CISM”). Under the agreements, CISM provides the clients with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on the client’s general account assets, which, with respect to the agreement with Fortitude’s subsidiaries, adjusts within an agreed range based on Fortitude’s overall profitability. Such management fee may decline if there is a corresponding decline in the fair value of the assets we manage and/or the performance of the portfolio.
Our investment management and advisory agreements with Fortitude subsidiaries and the Reinsurance Counterparties are terminable under certain circumstances. If such agreements were terminated, it could have a material adverse effect on our business, results of operations, and financial condition. There can be no assurance that the benefit we receive from Fortitude subsidiaries will not decline due to a disruption or decline in Fortitude’s business or a change in our relationship with Fortitude, including our investment income from our indirect interest in Fortitude and/or investment management or advisory agreements with Fortitude subsidiaries and the Reinsurance Counterparties. We may be unable to replace a decline in the revenue derived from investments made in our funds and entities by Fortitude Re and/or the Reinsurance Counterparties on a timely basis if our relationship with Fortitude were to change or if Fortitude were to experience a material adverse impact to its business.
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
Our funds’ investments in the life sciences industry may expose us to increased risks.
Investments in life sciences may expose us to increased risks. For example:

•Life sciences and healthcare companies are subject to extensive regulation by the U.S. Food and Drug
Administration, similar foreign regulatory authorities and, to a lesser extent, other federal and state agencies.
These companies are subject to the expense, delay, and uncertainty of the product approval process, and there can be no guarantee that a particular product candidate will obtain regulatory approval. In addition, the current regulatory framework may change or additional regulations may arise at any stage during the product development phase of an investment, which may delay or prevent regulatory approval or impact applicable exclusivity periods. If a company in which our funds are invested is unable to obtain regulatory approval for a product candidate, or a product candidate in which our funds are invested does not obtain regulatory approval, in a timely fashion or at all, the value of our funds’ investment would be adversely impacted. Moreover, a clinical trial (including enrollment therein) or regulatory approval process for pharmaceuticals has and may in the future be delayed, otherwise hindered, or abandoned as a result of epidemics (including COVID-19), which could have a negative impact on the ability of the investment to engage in trials or receive approvals, and thereby could adversely affect the performance of the investment. In the event such clinical trials do not comply with the complicated regulatory requirements applicable thereto, such companies may be subject to regulatory actions.
•Intellectual property often constitutes an important part of a life sciences company’s assets and competitive strengths, particularly for royalty monetization and corporate partnership transactions. To the extent such companies’ intellectual property positions with respect to products in which our life sciences business invests, whether through a royalty monetization or otherwise, are challenged, invalidated, or circumvented, the value of our life sciences business’s investment may be impaired. The success of a life sciences investment depends in part on the ability of the biopharmaceutical companies in whose products our life sciences business invests to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of such products. The patent positions of such companies can be highly uncertain and often involve complex legal, scientific, and factual questions.
•The commercial success of products could be compromised if governmental or third-party payers do not provide coverage and reimbursement, breach, rescind, or modify their contracts or reimbursement policies or delay payments for such products. In both the United States and foreign markets, the successful sale of a life sciences company’s product depends on the ability to obtain and maintain adequate coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and third-party payers continue to pursue aggressive initiatives to contain costs and manage drug utilization and are increasingly focused on the effectiveness, benefits, and costs of similar treatments, which could result in lower reimbursement rates and narrower populations for whom the products in which our life sciences business invests will be reimbursed by payers. For example, in the United States, federal legislation has passed that modifies coverage, reimbursement, and pricing policies for certain products. Regulatory agencies have provided guidance on how they intend to implement certain components of the legislation. In addition, the Secretary of the Department of Health and Human Services has indicated
the potential for substantial policy and personnel changes. In general, as regulatory agencies and others develop policies and continue to define and implement legislation, such policies and legislation may result in lower product prices, altered market dynamics, lower consumer demand for certain products, or the unavailability of adequate third-party payer reimbursement to enable our life sciences business to realize an appropriate return on its investment.
•Our life sciences business’s strategies include its clinical co-development (CCD) strategy, which seeks to generate investment returns by identifying and financing pharmaceutical drug candidates in late-stage development through regulatory approval for a pharmaceutical or biotech counterparty, typically for a pre-
negotiated, structured return that is payable should regulatory approval be obtained. Our life sciences business’s ability to source such transactions is dependent on its ability to identify, diligence, and agree to the development funding arrangements with the counterparty in a competitive market. CCD investments are typically made via investor subscriptions in a special purpose vehicle (SPV) that finances the relevant late-
stage clinical trial. There is a risk that the clinical trial does not result in approval by the relevant clinical regulatory agency, for example as a result of failure to demonstrate efficacy, safety concerns, failure to recruit trial subjects, or unforeseen regulatory concerns. If the clinical trial does not result in approval, then it is highly likely that each investor in the SPV will lose its entire investment. In addition, such investments may be exposed to losses in the event that the counterparty fails to meet its obligation to make contractually agreed payments. If the trial achieves approval by the clinical regulatory agency, the counterparty’s payment obligations will usually extend over a number of years. It may be possible to improve rates of return by monetizing the payments, but this may not always be possible. The returns available from successful CCD transactions may also be capped by the terms agreed with the counterparty.
The aviation leasing industry is subject to significant volatility and may expose us to additional risks.
Carlyle Aviation Partners participates in the aircraft leasing industry, which has historically been cyclical in nature for a number of reasons outside the control of industry participants, including: the demand for aviation travel; geopolitical conflicts and other events, including wars, civil disturbances, acts of terrorism, outbreaks of epidemic diseases and natural disasters;
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
customer restructurings or bankruptcies and decreases in the creditworthiness of customers; technological innovation resulting in older aircraft and engine models being retired or otherwise made obsolete; new-entrant manufacturers producing additional aircraft that compete with existing models; production delays and supply chain issues impacting new aircraft delivery schedules; aircraft groundings and other costs associated with airworthiness directives and service bulletins; safety, noise, and emission standards and regulations; and the availability of spare parts.
A decline in demand for leased aircraft generally, or as a result of the factors described above, may result in decreases in rental rates and increases in lease defaults, and may delay or prevent the re-lease or sale of assets on favorable terms.
Risks Related to Our Common Stock
The market price of our common stock may decline due to the large number of shares of stock eligible for future sale.
The market price of our common stock may decline as a result of sales of a large number of shares of common stock in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to sell common stock in the future at a time and at a price that we deem appropriate.
Subject, in some cases, to compliance with our insider trading policy, minimum retained ownership requirements, transfer restrictions, and limitations applicable to affiliates under Rule 144 of the Securities Act, all of these shares are freely tradable.
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
As of December 31, 2025, our Chief Executive Officer held a total of 3.7 million unvested restricted stock units
(inclusive of unvested dividend equivalent units that have been credited on such awards) in respect of awards that were granted to him outside of the Equity Incentive Plan in connection with his hiring. Under our Equity Incentive Plan, we had 11.3 million unvested restricted stock units outstanding as of December 31, 2025. As of December 31, 2025, the total number of shares of common stock available for grant under the amended and restated Equity Incentive Plan was 23.4 million and, following the grant of awards in February 2026, the total number of shares of common stock available for grant under the amended and restated Equity Incentive Plan was 17.6 million. A further increase in the number of shares available for grant under the Equity
Incentive Plan would require shareholder approval, and any such approval would result in more shares that may be delivered in settlement of vested restricted stock unit awards and that may ultimately be sold in the market, which could lead to a decline in the market price of our common stock. We have filed several registration statements and intend to file additional registration statements on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for common stock issued or available for future grant under our amended and restated Equity Incentive Plan,

when applicable. Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common stock registered under such registration statement will be available for sale in the open market. As restricted stock unit awards vest and shares of common stock are delivered to restricted stock unit holders, the market price of our common stock may decline due to dilution or if such holders elect to sell their shares of common stock. Morgan Stanley, our equity plan service provider, may, from time to time, act as a broker, dealer, or agent for, or otherwise facilitate sales in the open market through block transactions or otherwise of our common stock on behalf of, plan participants.
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
Certain of our co-founders have the right to designate members of our Board of Directors.
Pursuant to the stockholder agreements with certain of our co-founders, for so long as such co-founder and/or his
“Stockholder Group” (as defined in the stockholder agreements) beneficially owns at least 5% of our issued and outstanding common stock, such co-founders will have the right to nominate one director to our Board of Directors. In addition, such co-
founder will have the right to nominate a second director to our Board of Directors until the earlier of (x) such time as such co-
founder and/or his Stockholder Group ceases to beneficially own at least 20 million shares of our common stock and (y)
January 1, 2027. For so long as at least one co-founder is entitled to designate two directors to the Board of Directors, the co-
founders then serving on our Board of Directors may (i) designate a co-founder to serve as chair or co-chair and (ii) designate a co-founder to serve on each of the compensation and nominating committees and any executive committee, subject to applicable law and listing standards. Accordingly, for such period of time, our co-founders will have significant influence over the composition of our Board of Directors and could prevent certain changes in the composition of our Board of Directors.
Our amended and restated certificate of incorporation does not limit the ability of our former general partner, co-founders, directors, officers, or stockholders to compete with us.
Our amended and restated certificate of incorporation provides that none of our former general partner, co-founders, directors, officers, or stockholders will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. In the ordinary course of their business activities, these persons may engage in activities where their interests conflict with our interests or those of our other stockholders.
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

Anti-takeover provisions in our organizational documents could delay or prevent a change in control.
Certain provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay, or prevent a merger or acquisition that a stockholder may consider favorable by, for example:
•permitting our Board of Directors to issue one or more series of preferred stock;
•providing for the loss of voting rights for the common stock;
•requiring advance notice for stockholder proposals and nominations;
•placing limitations on convening stockholder meetings;
•prohibiting stockholder action by written consent unless such action is consented to by the Board of Directors;and
•imposing super majority voting requirements for certain amendments to our amended and restated certificate of incorporation.
These provisions also may discourage acquisition proposals or delay or prevent a change in control.
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
We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting, or trading in securities. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting, or trading in securities. Accordingly, we do not believe that The Carlyle Group Inc. is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company
Act and described in the first bullet point above. Furthermore, The Carlyle Group Inc. does not have any material assets other than its interests in certain wholly owned subsidiaries, which in turn have no material assets other than certain interests in the
Carlyle Holdings partnerships. These wholly owned subsidiaries are the sole general partners of the Carlyle Holdings partnerships and are vested with all management and control over the Carlyle Holdings partnerships. We do not believe that the equity interests of The Carlyle Group Inc. in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the Carlyle Holdings partnerships are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of The Carlyle Group Inc.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are composed of assets that could be considered investment securities. Accordingly, we do not believe that
The Carlyle Group Inc. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment
Company Act as described in the second bullet point above. In addition, we believe that The Carlyle Group Inc. is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.
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
Under applicable U.S. GAAP standards, we may be required to consolidate certain of our investment funds, holding companies, or operating businesses if we determine that these entities are VIEs and that we are the primary beneficiary of the
VIE, as discussed in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in Part II,
Item 8 of this Annual Report on Form 10-K. The number of funds we are required to consolidate has been increasing as a result of the impacts of capital from our balance sheet invested in new products and our indirect interest in funds through our investment in Fortitude. Generally, the consolidation of our investment funds has a gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to the Company beyond the capital contributed by us to the consolidated investment funds. The majority of the net economic ownership interests of these consolidated investment funds are reflected as non-controlling interests in consolidated entities in the consolidated financial statements.
However, in certain of the consolidated investment funds, particularly those where we have elected to invest additional amounts or bridge investments in new investment areas, the non-controlling interests are less significant. Additionally, the consolidated investment funds are not the same entities in all periods presented. As a result, the consolidation of such entities could make it difficult for an investor to understand our operating performance. In addition, as the number of funds we consolidate increases, our reporting processes may become more complex, which may lead to higher costs and introduce operational risk.
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
These laws, regulations, and treaties are complex, and the manner that they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, uncertain tax positions, deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations, and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate.
There may be changes in tax laws or interpretations of tax laws (possibly with retrospective effect) in jurisdictions in which we operate, are managed, are advised, are promoted, or invest. Such changes could materially increase the amount of taxes that we, our portfolio companies, our investors, or our employees and other key personnel are required to pay. This could significantly impact returns by materially and adversely affecting the value of our investments or the feasibility of making certain investments, require us to negatively revalue our deferred taxes, and/or materially increase our effective tax rate and tax liabilities. Changes to taxation treaties or interpretations of taxation treaties between one or more such jurisdictions and the countries through which we hold investments, or the introduction of, or change to, European Union (“EU”) directives may adversely affect our ability to efficiently realize and repatriate income and capital gains from the jurisdictions in which they arise. These changes to tax laws , taxation treaties, and interpretations may require complex computations not previously required, significant judgments, and/or preparation of information not previously relevant or regularly produced, which may increase tax-related regulatory and compliance costs. For example, the Inflation Reduction Act of 2022 (the “IRA”) introduced, among other things, a 15% alternative minimum tax on the “adjusted financial statement income” of certain large corporations, which has required judgments in interpretation and complex computations and analysis to be performed that were not previously required in U.S. tax law.
In addition, the One Big Beautiful Bill Act (the “OBBBA”) was enacted on July 4, 2025, and made permanent many provisions from the Tax Cuts and Jobs Act of 2017 and amended or eliminated certain provisions from the IRA. Treasury, the
Internal Revenue Service, and other standard-setting bodies are expected to issue additional guidance relating to implementation of OBBBA, which may be applied or otherwise administered differently from our interpretations. It is unclear whether additional legislation will be enacted into law under the current administration or, if enacted, what form it would take, and it is also unclear whether there could be further regulatory or administrative action that could affect U.S. tax rules.
State and local governments also may enact tax laws that fundamentally change state and local taxation, increase audit activity, or prompt more aggressive interpretations of existing laws and regulations. Any of these risks may have a material adverse effect on our results of operations, financial condition, and cash flow.
Our workforce, including employees, key personnel, and service providers, has become increasingly geographically dispersed. This geographic dispersion may subject our entities to higher tax and compliance costs, including increased payroll taxes, social security contributions, and other employment-related obligations. It may also cause our entities to become subject to taxation in additional jurisdictions where they were not previously considered to have a taxable presence. If these incremental tax or compliance costs are passed on to employees or other personnel, or if we are required to implement more restrictive working arrangements to manage associated risks, our ability to attract, develop, and retain talent could be adversely affected.
In addition, failure to properly manage these obligations could expose us to penalties, additional assessments, or other regulatory consequences.
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
On January 17, 2023, the European Parliament approved a proposal for an anti-tax avoidance directive laying down rules to prevent the misuse of shell entities for tax purposes within the EU (the “Unshell Proposal,” also known as “ATAD
III”). In a report from the General Secretariat of the Council of the European Union dated June 18, 2025, it was noted that the original aims of the proposal for a council directive laying down rules to prevent the misuse of shell entities for tax purposes within the EU could be achieved through clarifications or amendments to existing hallmarks under DAC 6. Whether such clarifications or amendments to existing hallmarks under DAC 6 will be made, and if so, the details and timing of the implementation of such clarifications or amendments and their impact on our entities and the performance of certain funds remains uncertain.

A number of proposals from the European Commission have been issued or adopted that further enhance and move beyond the work on the BEPS project. First, a package of tax reforms was approved by the European Parliament on November
13, 2025,comprising the “Proposal for a Council Directive on Business in Europe: Framework for Income Taxation” (“BEFIT”)
(which seeks to produce a comprehensive solution for business taxation in the EU). BEFIT aims to introduce a common set of rules for EU companies to calculate their taxable base while ensuring a more effective allocation of profits between EU countries. Following adoption by the European Council, the proposal is intended to come into force on July 1, 2028. BEFIT has the potential to alter taxing rights with the EU and may include substantive changes to applicable tax rules. Second, the
European Council has agreed to implement changes to the procedures used across the European Union in respect of withholding taxes (known as “FASTER”). Specifically, the changes are aimed at simplifying the procedures for a refund or applying for relief at the source; however, the changes could have broader implications. These withholding tax changes, once implemented into domestic legislation, are expected to come into effect from January 1, 2030. The details and timing of the implementation of BEFIT (if adopted) and FASTER and the impact on our funds, or any entities in or through which our funds invest, is uncertain.
The OECD also has issued proposals, commonly referred to as “BEPS 2.0,” which fundamentally change the international tax system. The proposals are based on two “pillars” involving the shifting of taxing rights to the jurisdiction of the consumer (“Pillar One”) and ensuring all companies pay a global minimum corporate tax (“Pillar Two”). Under Pillar One, multinational enterprises (“MNEs”) with an annual global turnover of at least EUR 20 billion will be subject to rules allocating a formulaic share of consolidated profits in excess of a 10% profit margin to the jurisdictions where their consumers or users are located (subject to threshold rules). MNEs carrying on specific low-risk activities are excluded, including “regulated financial services.” Pillar Two imposes a minimum effective tax rate of 15% on MNEs that have consolidated revenues of at least EUR 750 million in at least two out of the last four years. The OECD has released model rules and commentary for Pillar
Two, including guidance on the treatment of taxes paid by U.S. companies on non-U.S. income under the U.S. Global
Intangible Low-Taxed Income regime. The proposals are complex and subject to significant uncertainty, and consultation in respect of certain aspects of the rules is ongoing as we await further guidance from the OECD. On January 5, 2026, the OECD announced a “side-by-side” system under which U.S.-parented groups would be able to elect to be effectively exempt from certain of the Pillar Two rules, together with certain simplifications to the existing rules. The details of such amendments and the “side-by-side” system remain the subject of further discussions and clarifications from the OECD, and the implementation of such system by the OECD member countries remains uncertain. Pillar One and Pillar Two could impact the effective tax rates for our firm, funds, portfolio companies, and investors, including by way of higher levels of tax being imposed, possible denial of deductions, increased withholding taxes, and/or profits being allocated differently. It is likely that our entities also will be subject to significant additional compliance and/or reporting obligations. Any tax laws, regulations, or treaties newly enacted or enacted in the future also may cause us to revalue our deferred taxes and have a material change to our effective tax rate and tax liabilities, as a result.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.CYBERSECURITY
Risk Management and Strategy
We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, standards, processes, and practices, which are integrated into our overall risk management system. To protect our information systems from cybersecurity threats, we use various security tools that help us identify, protect against, detect, respond to, and recover from security incidents. These efforts are implemented by our Global Technology & Solutions (“GTS”) team in partnership with other stakeholders and are essential for our operations.
Our systems, data, network, and infrastructure are monitored and administered by formal controls and risk management processes that log events and help protect the firm’s data. In addition, our business continuity plans are designed to allow critical business functions to continue in the event of an emergency. The GTS team works closely with our business segment teams to maintain operational resilience through business continuity planning and annual information technology disaster recovery and incident response plan testing. These efforts are underpinned by the implementation of security best practices, where possible, such as:
•Multi-factor authentication for remote access, privileged access management for system administrators, application whitelisting, laptop encryption, mobile device management software, and advanced malware defenses on endpoints;
•Incident preparedness and response planning and risk mitigation;
•Independent and continuous security testing, assessment, and third-party risk management;
•Regular security awareness training, including phishing simulations;
•Restrictions on access to personal email accounts, cloud storage, social media, risk-based categories of websites, and USB storage devices;
•Device and system access management policies and procedures that restrict access upon employee or contractor separation from the Company; and
•Attestations by Carlyle personnel to abide by firm policies, such as our acceptable use policy, upon hire and annually.
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
Governance
Our Board of Directors oversees our enterprise risk management strategy, including our strategy on cybersecurity risks, directly and through its committees. In this respect, the Audit Committee of the Board of Directors (the “Audit
Committee”) oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity, and reports from the Chief Audit Executive on our enterprise risk profile on an annual basis. In addition, our Chief Information Security Officer (“CISO”) leads our cybersecurity program, chairs our ISC, and provides cybersecurity status reporting to our Audit Committee at least annually. The ISC meets quarterly and ensures that cybersecurity initiatives are in alignment with Carlyle’s strategic priorities.
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
Our CISO, in coordination with our Chief Financial Officer, Chief Compliance Officer, Chief Information Officer,
Chief Risk Officer, and Chief Audit Executive, among certain other senior executives, is responsible for leading the assessment and management of cybersecurity risks. The current CISO has over 20 years of experience in information security that includes key roles managing cybersecurity risk in both government and the private sector.
ITEM 2.PROPERTIES
Our principal executive offices are located in leased office space at 1001 Pennsylvania Avenue, NW, Washington,
D.C. We also lease the space for our other 26 offices. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.
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
The number of holders of record of our common stock as of February 24, 2026 was 5. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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
Stock Performance Graph
The following graph depicts the total return to holders of our common stock from the closing price on December 31,
2020, the last trading day of our 2020 fiscal year, through December 31, 2025, the last trading day of our 2025 fiscal year, relative to the performance of the Dow Jones U.S. Asset Managers index and the S&P MidCap 400 index. The graph assumes
$100 invested on December 31, 2020 and dividends received reinvested in the security or index.
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

$250
$225
$200
$175
$150
$125
$100
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
12/31/2025
CG
Dow Jones U.S. Asset Managers Index
S&P MidCap 400 Index

Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended December 31, 2025 for the periods indicated. During the three months ended December 31, 2025, 3.3 million shares were repurchased. In addition, 0.5 million shares were retired in connection with the net share settlement of equity-based awards, which are not included in the table below.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (3)
	(Dollars in millions, except unit and per unit data)
October 1, 2025 to October 31, 2025 (1)	—	$—	—	$779.3
November 1, 2025 to November 30, 2025 (1)(2)	2,574,274	$52.55	2,574,274	$644.0
December 1, 2025 to December 31, 2025 (1)(2)	713,330	$55.69	713,330	$604.3
Total	3,287,604		3,287,604
(1)The Board of Directors reset the total repurchase authorization of our previously approved share repurchase program to $1.4 billion in shares of our common stock, effective as of February 6, 2024. Under the share repurchase program, shares of our common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to the repurchase of common stock, the share repurchase program is used for the payment of tax withholding amounts upon net share settlement of equity-based awards granted pursuant to our Equity
Incentive Plan or otherwise based on the value of shares withheld that would have otherwise been issued to the award holder. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. The Board of Directors reset the total repurchase authorization to $2.0 billion in shares of our common stock, effective as of February 26, 2026.
(2)Reflects shares purchased in open market and brokered transactions, which were subsequently retired.
(3)The remaining repurchase authorization was $165.7 million as of December 31, 2025, when factoring in the net share settlement of equity-based awards.
Sales of Unregistered Securities
Pursuant to our amended agreement with NGP Management, we agreed to grant additional shares of common stock on
February 1 in an amount based on total distributions received by the Company from NGP Management, in any case not to exceed $10.0 million per year. In the first quarter of 2025, we restructured the terms of our strategic investment in NGP and terminated the obligation to grant up to $10.0 million of Carlyle common shares to NGP annually following a final grant made with respect to 2030.
In order to effectuate the amended NGP agreement, we entered into agreements with an affiliate of NGP Management on each of the dates below to deliver such shares as follows:

	2023	2024	2025	2026	2027	2028	2029
Date of Agreement:
February 1, 2020	89,820	—	—	—	—	—	—
February 1, 2021	87,419	87,418	—	—	—	—	—
February 1, 2022	75,290	56,467	56,467	—	—	—	—
February 1, 2023	—	103,432	77,574	77,573	—	—	—
February 1, 2024	—	—	98,918	74,188	74,187	—	—
February 1, 2025	—	—	—	68,757	51,567	51,567	—
February 1, 2026	—	—	—	—	50,603	37,952	37,952

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
The following discussion includes a comparison of our results for the years ended December 31, 2025 and 2024. For a discussion of our results for the year ended December 31, 2023 and a comparison of results for the years ended December 31,
2024 and 2023, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
of our Annual Report on Form 10-K for the year ended December 31, 2024, which specific discussion is incorporated herein by reference.
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
As of December 31, 2025, our Global Private Equity segment had $163.5 billion in AUM and $101.4 billion in Fee-earning AUM.
•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including insurance solutions, liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, cross-platform credit products, and global capital markets. As of December 31,
2025, our Global Credit segment had $211.3 billion in AUM and $169.5 billion in Fee-earning AUM.
•Carlyle AlpInvest — Our Carlyle AlpInvest segment advises global private equity programs that pursue secondary purchases and financing of existing portfolios, managed co-investment programs, and primary fund investments. As of December 31, 2025, our Carlyle AlpInvest segment had $102.0 billion in AUM and $66.0 billion in Fee-earning AUM.
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

Trends Affecting Our Business
Equity markets closed out 2025 at or near new all-time highs, with major indices across the United States, Europe, and
Japan setting new records in the fourth quarter. In Europe, the Euro Stoxx 50 rose 5% to end the year 18% higher, while the
Nikkei rose 12% in the quarter to tally more than 26% for the year, firmly surpassing the 1989 peak that took nearly 35 years to regain. Returns in the United States decelerated from a strong third quarter with the S&P 500 gaining 2.3% for the fourth quarter and 16% for the year, marking the first time in 20 years that the S&P 500 was the worst performing major equity index.
While continued economic growth and a resolution to the U.S. government shutdown helped support momentum across many sectors, concerns regarding an “AI bubble” intensified in November and dragged down many of the largest technology companies in the last two months of the year. The “Magnificent 7,” which generated annualized returns of 29% over the last five years and represented over half of the S&P 500’s gains from 2021 through their peak on October 29, 2025, have declined
7% from their top (as of February 24, 2026), offsetting gains in the rest of the index. By contrast, cyclical, value, and quality factors have strengthened since the start of the year; after a period of large-cap growth dominance, more reasonably priced value stocks have outperformed by over 600 basis points (“bps”) year-to-date in 2026. Public equity markets overall have been volatile in recent weeks; individual stocks have experienced large price swings in apparent response to headlines, new AI product offerings, and “viral” research reports. The software sector in particular has sold off on “AI disruption” fears and is down 33% year-to-date through February 24, 2026. Meanwhile, the public-private market valuation gap widened to its largest level in at least a decade in 2025, as buyout purchase multiples in the United States fell to 11.2x earnings before interest, taxes, depreciation, and amortization (“EBITDA”), while public market valuations rose to 17.7x EBITDA, about half a turn below their 2021 peak of 18.2x EBITDA. Importantly, this valuation differential is not a reflection of underlying performance. Every year since 2019, including the twelve months ended September 30, 2025, which represents the most recent private markets data, the median buyout company has matched or beaten the revenue and EBITDA growth rates of the median company in the S&P
500.
While headline U.S. GDP growth of 1.4% disappointed in the fourth quarter, real underlying demand as proxied by real final sales to private domestic purchasers (which strips out effects from trade, inventories, and government spending) was more resilient and expanded at a 2.4% annualized rate. Business spending remained a key contributing factor; our proprietary portfolio data indicate technology spending growth ended the year at a record 30% annualized rate. Consistent with prior quarters, much of this momentum remains concentrated in AI-related investment, particularly data centers, where hardware shipments are 7.5x higher than 2021 levels and capital expenditures continue to grow rapidly from a much larger base. While many observers focus on the economy’s “dependence” on the surge in AI-related capex, there are increasing signs that it is
“crowding out” other forms of real estate development as data centers consume a larger share of the finite supply of investible capital. For other real estate sectors, capital is increasingly scarce, setting the stage for strategies focused elsewhere, such as our own real estate funds, to find greater opportunities to generate higher relative returns. Despite a constructive macro backdrop, our portfolio data suggest U.S. labor market momentum has softened further as the deceleration in payroll employment growth now appears to exceed what could be explained by the labor-supply shock from immigration enforcement. Some hiring weakness appears tied to corporate AI-integration efforts, as companies reassess workflows and pursue efficiencies to create financial capacity for incremental tech-enabled services spending. Recent statements from the Federal Open Market Committee
(“FOMC”), however, suggest that they are no longer as concerned with the labor market as they were in the fourth quarter of
2025, and feel comfortable with the current policy rate. Given the Federal Reserve’s historically dovish bias, continued cooling in employment and inflation indicators could increase the likelihood of additional easing down the road, despite core Personal
Consumption Expenditures (“PCE”) inflation that remains near the 3% levels that have maintained for the better part of two years.
In Europe, there is a push for greater strategic autonomy that can only be achieved through a substantial increase in the domestic development and production of defense technologies and systems. Early signs of these efforts have started to become visible through improvement in broader economic data, supported by a notable pickup in factory output that seems to be tied to defense-related orders. Germany has also been part of that improvement, though energy-intensive industrial production remains roughly 20% below levels seen prior to Russia’s invasion of Ukraine, and momentum may hinge on how quickly Berlin can translate public investment plans into executed spending. Federal investment in Germany rose 17% in 2025 to €87 billion, though still came in nearly €29 billion below the original budget. In China, the key story continues to be the divergence between household consumption and industrial output: retail sales grew just 0.9% in December 2025 from a year earlier, the slowest pace since 2022, while industrial output grew by over 5%, contributing to a record $1.2 trillion trade surplus for the year. In India, our data suggest domestic demand grew at its fastest pace in over two years, supported by the Goods and
Services Tax reform and low inflation that continues to support real household incomes. In Japan, recent moves in the yen and
Japan 10-year government bond yields have fueled concerns of fiscal sustainability and the risk of a sovereign debt or currency crisis. However, these concerns overlook key attributes of the Japanese economy. Nominal per capita GDP has grown at an annualized rate of nearly 3% over the past five years, and public net debt looks manageable, particularly when viewed through the lens of substantial broader economy-wide savings. The normalization of rates appears to be more consistent with an economy exiting its deflationary slump than of one in crisis. Japanese policymakers want this process to unfold gradually while preserving the benefits of a competitive exchange rate. Given recent election outcomes, Japan’s new leadership may also be able to move faster on its stated plans to increase defense spending and potentially ease restrictions on weapons sales to allies and partners. These shifts could create capital deployment opportunities surrounding increased defense expenditure.
Additionally, tax reform could provide a near-term boost to growth by increasing disposable income for households and supporting domestic demand.
Global mergers and acquisitions (“M&A”) activity was very strong in 2025, with total volume of $5.1 trillion, a notable 44% increase over 2024 and the highest annual volume since 2021. The fourth quarter was the busiest of the year, with over $1.5 trillion in transactions, up 19% from the prior quarter, and 57% from a year ago. However, headline volumes were boosted by a shift toward larger deals. In 2025, average deal size was $125 million, a nearly 50% increase over 2024 and a 40%
increase over the average size in the preceding five years (2020 through 2024). Buyout activity rose at a similar pace. Globally, financial sponsors announced $657 billion in buyout transactions in 2025, roughly 48% higher than 2024, with U.S.-target deals accounting for nearly 60% of global volume amid a surge in large transactions. In the fourth quarter, general partners announced $155 billion in global leveraged buyouts, nearly 50% higher than a year earlier, though underlying deal counts remained subdued at 420 deals, and the top 10 deals represented 53% of quarterly volume. Despite blockbuster deal volumes, buyout exits remained slow. Aggregate exit volumes of $116 billion in the fourth quarter of 2025 were roughly flat to the third quarter and were 18% lower than the fourth quarter of 2024; only 410 companies were fully divested globally, the lowest quarterly exit count since the fourth quarter of 2022. However, the initial public offering (“IPO”) market gained momentum throughout the year. In the fourth quarter, 21 U.S. exchange-listed IPOs raised $12.9 billion, a pullback in comparison to a very strong third quarter but still the second-best quarter by dollar amount since the fourth quarter of 2021. Activity remained concentrated in certain sectors: software and pharma/healthcare accounted for nearly 60% of deals and roughly 80% of proceeds. Notably, Medline alone represented 55% of total proceeds in the fourth quarter. In total, there were 93 U.S.-exchange listed IPOs over full-year 2025, with proceeds totaling $43.4 billion, an increase of 21% and 84% in transaction and volume terms, respectively, over 2024.
Credit markets remained resilient in 2025, with demand supported by record fundraising in the CLO market, and an uptick in new supply from robust M&A activity, dividend recaps, and refinancing. While U.S. institutional loan activity fell in the fourth quarter, 2025 was still the second-busiest year on record with total activity over $1 trillion. European leveraged loan volume increased 21% over 2024, driven by a wave of repricing on the back of more favorable financing conditions. Spreads continued to compress, with direct lending deals pricing at 510bps and 521bps in the United States and Europe, respectively, and syndicated markets pricing well below 400bps in both regions. Risks appear to be muted, as defaults plus distressed exchanges in the leveraged loan market fell by more than a percentage point over the fourth quarter to end the year at just a
3.35% rate; private credit defaults remained below 2% as of the third quarter of 2025 (the latest quarter for which data are available).
Our carry fund portfolio appreciated 8% during 2025. Within our Global Private Equity segment, our corporate private equity funds appreciated 7%, with particular strength in our latest vintage U.S. buyout and Japan buyout funds, which appreciated 17% and 33%, respectively, during the year, and our latest Europe technology fund, which appreciated 20% during the year. As a result, the net accrued performance revenues in our corporate private equity strategy increased. Our infrastructure and natural resources funds appreciated 17%, and our real estate funds appreciated 3%. Our Global Credit carry funds (which represent approximately 11% of the total Global Credit remaining fair value as of December 31, 2025) appreciated 16% in 2025 and carry funds in our Carlyle AlpInvest segment appreciated 6%.
In contrast to the muted transaction volumes in the broader market, activity across our platform in 2025 picked up significantly relative to 2024. We generated $34.1 billion in realized proceeds from our carry funds in 2025, an increase of 19%
from the prior year. We also continued to successfully execute public offerings during the year, including the IPO of Medline, which was the largest public offering of 2025. We deployed $54.5 billion across our platform during 2025, a more than 25%
increase over 2024, which included $10.4 billion and $14.2 billion in invested capital in our Global Private Equity and Carlyle
AlpInvest segments, respectively. In our Global Credit segment, deployment of $29.9 billion in 2025 included the closing of nine new CLOs, and gross originations across our platform including $5.1 billion in our direct lending strategy, which had its highest quarter of originations in the fourth quarter of 2025. In connection with the increase in deal activity, our net transaction and portfolio advisory fees of $206.0 million for the year increased 35% from $152.5 million in 2024.
We had $53.7 billion in capital inflows in 2025, an increase of 32% from 2024. Inflows during the year included over
$7 billion in our evergreen wealth products, contributing to a near doubling of assets under management year-over-year in this area of strategic focus. We also completed fundraising on our largest secondaries fund in Carlyle AlpInvest during 2025, which reflects the demand for secondary solutions as investors seek liquidity and portfolio optimization strategies. With $88 billion of available capital across our three business segments, we are well-positioned to deploy capital across our global investment platform.
Notable Developments
Dividends
In February 2026, our Board of Directors declared a quarterly dividend of $0.35 per share to common stockholders of record at the close of business on February 16, 2026, payable on February 20, 2026.
Senior Note Issuance
In September 2025, we issued $800.0 million of 5.050% senior notes due 2035. For further information, see Note 6,
Borrowings, to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Share Repurchase Program
Our Board of Directors reset the total repurchase authorization to $2.0 billion in shares of our common stock, effective as of February 26, 2026. Under the share repurchase program, shares of our common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to the repurchase of common stock, the share repurchase program is used for the payment of tax withholding amounts upon net share settlement of equity-based awards granted pursuant to our Equity Incentive Plan or otherwise based on the value of shares withheld that would have otherwise been issued to the award holder. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
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
We account for our investments in NGP under the equity method of accounting. Our investments in NGP include the equity interests in NGP Management and the general partners of certain carry funds advised by NGP. Following the restructuring of the terms of our strategic investment in NGP in March 2025 (the “Restructuring”), our equity interests in NGP
Management entitle us to an allocation of income equal to 55.0% of the management fee related revenues earned by NGP
Management for existing funds, and up to 55.0% for all NGP funds that held an initial closing after December 31, 2024, including all management fees being retained by NGP for the years 2025 through 2028 on such future NGP funds. Our investment in the general partners of the NGP Carry Funds entitle us to up to 47.5% of the performance allocations received from NGP fund general partners. For further information regarding our strategic investments in NGP and the Restructuring, refer to Note 4, Investments, to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
Net investment income of Consolidated Funds. Net investment income of Consolidated Funds generally measures the change in the difference in fair value between the assets and the liabilities of the Consolidated Funds. Income (loss) indicates that the fair value of the assets of the Consolidated Funds appreciated more (less), or depreciated less (more), than the fair value of the liabilities of the Consolidated Funds. Income or loss is not necessarily indicative of the investment performance of the
Consolidated Funds and does not impact the management or incentive fees received by Carlyle for its management of the
Consolidated Funds. The portion of the net investment income (losses) of Consolidated Funds attributable to the limited partner investors is allocated to non-controlling interests. Therefore, income or loss is not expected to have a material impact on the revenues or profitability of the Company beyond the Company’s capital invested in the Consolidated Funds. Moreover, although the assets of the Consolidated Funds are consolidated onto our balance sheet pursuant to U.S. GAAP, ultimately we do not have recourse to such assets and such liabilities are generally non-recourse to us. Therefore, income or loss from the
Consolidated Funds generally does not impact the assets available to our common stockholders.
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
(d)the external investor portion of the net asset value of certain carry funds and evergreen products (see “Fee-earning
AUM based on net asset value” in the table below for the amount of this component at each period);
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
The chart below presents Fee-earning AUM by segment at each period, in billions.
The table below details Fee-earning AUM by its respective components at each period.

	As of December 31,
	2025	2024
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments	$71,611	$58,885
Fee-earning AUM based on invested capital	80,814	81,826
Fee-earning AUM based on collateral balances, at par	44,455	45,890
Fee-earning AUM based on net asset value	30,151	23,369
Fee-earning AUM based on fair value and other	109,747	94,388
Balance, End of Period(1)	$336,778	$304,358
(1)Ending balances as of December 31, 2025 and 2024 exclude $16.8 billion and $22.8 billion, respectively, of pending Fee-earning AUM for which fees have not yet been activated.

The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended December 31,
	2025	2024
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$304,358	$307,418
Inflows(1)	55,584	32,971
Outflows (including realizations)(2)	(29,787)	(31,289)
Market Activity & Other(3)	1,845	(1,856)
Foreign Exchange(4)	4,778	(2,886)
Balance, End of Period	$336,778	$304,358
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, reinsurance and other transactions at Fortitude, as well as gross subscriptions in vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.
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
(c) the net asset value of certain carry funds and evergreen products;
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

The table below provides the period to period rollforward of Total AUM.

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Consolidated Results
Total AUM Rollforward
Balance, Beginning of Period	$441,020	$425,994
Inflows(1)	53,692	40,781
Outflows (including realizations)(2)	(43,280)	(36,575)
Market Activity & Other(3)	18,046	15,220
Foreign Exchange(4)	7,389	(4,400)
Balance, End of Period	$476,867	$441,020
(1)Inflows generally reflects the impact of gross fundraising, reinsurance and other transactions at Fortitude, and corporate acquisitions during the period, if any. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate.
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, and separately managed accounts, gross redemptions in our open-end products, outflows from our liquid credit products, and the expiration of available
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
Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) Carlyle Tactical Private Credit Fund (“CTAC”), (e) our closed-end tender offer Carlyle AlpInvest
Private Markets (“CAPM”) and Carlyle AlpInvest Private Markets Secondaries (“CAPS”) funds, and (f) certain other structured credit products. As of December 31, 2025, our total AUM and Fee-earning AUM included $115.4 billion and $110.9 billion, respectively, of Perpetual Capital. Our Perpetual Capital total AUM and Fee-earning AUM, exclusive of assets managed under the strategic advisory services agreement with Fortitude, was $35.0 billion and $30.5 billion, respectively, as of December 31,
2025.
Performance Fee Eligible AUM. “Performance Fee Eligible AUM” represents the AUM of funds for which we are entitled to receive performance allocations, inclusive of the fair value of investments in those funds (which we refer to as
“Performance Fee Eligible Fair Value”) and their Available Capital. Performance Fee Eligible Fair Value is “Performance Fee-
Generating” when the associated fund has achieved the specified investment returns required under the terms of the fund’s agreement and is accruing performance revenue as of the quarter-end reporting date. Funds whose performance allocations are treated as fee related performance revenues are excluded from these metrics. As of December 31, 2025, our total AUM included
$235.5 billion of Performance Fee Eligible AUM.
Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our consolidated financial statements. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to support our operating activities, and similarly, the liabilities of the Consolidated Funds are non-recourse to us. As of December 31, 2025, our Consolidated Funds represent approximately 4% of our AUM; 2% of our management fees; and 4% of our total investment income or loss on an unconsolidated basis for the year ended December 31, 2025.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise, and the number of funds we are required to consolidate has been increasing as a result of the impacts of capital from our balance sheet invested in new products and our indirect interest in funds through our investment in Fortitude (see Note 4, Investments). As of December 31, 2025, the
assets and liabilities of the Consolidated Funds were primarily related to our consolidated CLOs, which held approximately
$11.0 billion of total assets. Additionally, the Investments of Consolidated Funds included approximately $1.1 billion related to investments that have been bridged to investment funds in our Global Private Equity segment.
Generally, the consolidation of the Consolidated Funds has a gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to the Company. The majority of the net economic ownership interests of the
Consolidated Funds are reflected as non-controlling interests in consolidated entities in the consolidated financial statements.
However, in certain Consolidated Funds, particularly those where we have elected to invest additional amounts or bridge investments in new investment areas, the non-controlling interests are less significant and may impact net income attributable to the common stockholders.
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
Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2025 and 2024. Our consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the Consolidated Funds are not the same entities in all periods shown due to changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of
Consolidated Funds, and net investment income (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in millions)
Revenues
Fund management fees	$2,396.6	$2,188.1	$208.5	10%
Incentive fees	190.5	133.5	57.0	43%
Investment income
Performance allocations	1,222.5	2,015.7	(793.2)	(39)%
Principal investment income	119.2	238.7	(119.5)	(50)%
Total investment income	1,341.7	2,254.4	(912.7)	(40)%
Interest and other income	215.7	218.2	(2.5)	(1)%
Interest and other income of Consolidated Funds	635.3	631.6	3.7	1%
Total revenues	4,779.8	5,425.8	(646.0)	(12)%
Expenses
Compensation and benefits
Cash-based compensation and benefits	895.2	875.5	19.7	2%
Equity-based compensation	374.7	467.9	(93.2)	(20)%
Performance allocations and incentive fee related compensation	936.3	1,361.5	(425.2)	(31)%
Total compensation and benefits	2,206.2	2,704.9	(498.7)	(18)%
General, administrative and other expenses	784.3	665.6	118.7	18%
Interest	123.9	121.0	2.9	2%
Interest and other expenses of Consolidated Funds	624.3	564.9	59.4	11%
Other non-operating expenses (income)	(0.2)	(0.3)	0.1	(33)%
Total expenses	3,738.5	4,056.1	(317.6)	(8)%
Other income
Net investment income of Consolidated Funds	117.9	24.0	93.9	NM
Income before provision for income taxes	1,159.2	1,393.7	(234.5)	(17)%
Provision for income taxes	214.5	302.6	(88.1)	(29)%
Net income	944.7	1,091.1	(146.4)	(13)%
Net income attributable to non-controlling interests in consolidated entities	136.0	70.7	65.3	92%
Net income attributable to The Carlyle Group Inc. Common Stockholders	$808.7	$1,020.4	$(211.7)	(21)%
NM - Not meaningful.

Revenues
Fund management fees. Fund management fees increased $208.5 million, or 10%, for the year ended December 31,
2025 compared to 2024, primarily due to the following:

Year Ended December 31,
2025 v. 2024
(Dollars in millions)
Increase in management fees from the commencement of the investment period for certain newly raised funds which charge fees based on commitments and the impact of incremental fundraising in funds which activated fees in a prior period	$232.9
Net decrease in management fees resulting from the change in basis from commitments to invested capital and step-downs in rate for certain funds, and the impact of net investment activity in funds whose management fees are based on invested capital, including the impact of changes in the base under the strategic advisory services agreement with Fortitude	(132.8)
Increase in catch-up management fees from subsequent closes of funds that are in the fundraising period	46.8
Increase in transaction and portfolio advisory fees	53.5
All other changes(1)	8.1
Total increase in Fund management fees(2)	$208.5
(1)The year ended December 31, 2025 included approximately $19 million of catch-up subordinated management fees in certain aviation funds.
(2)Total increase in Fund management fees does not include our equity income allocation from NGP management fee related revenues. We do not control NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP. Therefore, Fund management fees associated with NGP are included in Principal investment income (loss) in our U.S. GAAP results.
No fund generated over 10% of total fund management fees in any of the periods presented. In 2025, average Fee-
earning AUM in our Carlyle AlpInvest and Global Credit segments grew approximately 21% and 5%, respectively, relative to the average balances in 2024, while average Fee-earning AUM in 2025 for Global Private Equity fell by 3% relative to the average balance in 2024. As a result, Fund management fees increased in Carlyle AlpInvest and Global Credit, while Global
Private Equity decreased, which was due in part to smaller buyout fund sizes in our corporate private equity strategy and step-
downs in rate or basis as well as realizations, partially offset by the activation of fees in certain products in our Global Private
Equity segment. The increase in catch-up management fees for the year ended December 31, 2025 was primarily attributable to our Carlyle AlpInvest segment. We expect catch-up management fees associated with our Carlyle AlpInvest segment to decrease in 2026 compared to 2025, as fundraising for our most recent vintage of secondaries & portfolio finance funds concluded during 2025.
Fund management fees included transaction and portfolio advisory fees, net of rebate offsets, of $206.0 million and
$152.5 million for the years ended December 31, 2025 and 2024, respectively. These fees primarily comprise capital markets fees generated by Carlyle Global Capital Markets. The recognition of portfolio advisory fees, transactions fees, and capital markets fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. See “—Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.

Investment income. Investment income decreased $0.9 billion for the year ended December 31, 2025 compared to
2024, which included a decrease in Performance allocations of $0.8 billion and a decrease in Principal investment income (loss)
of $0.1 billion. The components of Investment income are included in the following table:

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in millions)
Performance allocations	$1,222.5	$2,015.7	$(793.2)	(39)%
Principal investment income:
Investment income from NGP, which includes performance allocations	(28.2)	103.6	(131.8)	(127)%
Investment income from our carry funds:
Global Private Equity	40.4	35.3	5.1	14%
Global Credit	13.6	12.3	1.3	11%
Carlyle AlpInvest	14.0	6.4	7.6	119%
Investment (loss) income from our CLOs	(15.9)	23.0	(38.9)	NM
Investment income from Carlyle FRL	29.8	33.8	(4.0)	(12)%
Investment income (loss) from our other Global Credit products	15.4	(4.8)	20.2	NM
Investment income on foreign currency hedges	2.1	4.0	(1.9)	(48)%
All other investment income (loss)	48.0	25.1	22.9	91%
Total Principal investment income	119.2	238.7	(119.5)	(50)%
Total Investment income	$1,341.7	$2,254.4	$(912.7)	(40)%
Performance allocations. Performance allocations by segment for years ended December 31, 2025 and 2024 comprised the following:

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in millions)
Global Private Equity	$680.9	$1,559.9	$(879.0)	(56)%
Global Credit	282.6	227.7	54.9	24%
Carlyle AlpInvest	259.0	228.1	30.9	14%
Total performance allocations	$1,222.5	$2,015.7	$(793.2)	(39)%
Performance allocations for the year ended December 31, 2025 included:
•In the Global Private Equity segment, Performance allocation accruals were primarily driven by appreciation in
CP VII, CP VIII, and our infrastructure and natural resources funds, partially offset by the reversal of Performance allocation accruals in CAP V driven by the impact of preferred returns.
•In the Global Credit segment, Performance allocation accruals were primarily driven by appreciation in SASOF
V, CCOF II, and CCOF III.
•In the Carlyle AlpInvest segment, Performance allocation accruals were primarily driven by appreciation in ASF
VIII, ACF VIII, and ASF VII.
Performance allocations for the year ended December 31, 2024 included:
•In the Global Private Equity segment, Performance allocation accruals were primarily driven by appreciation in
CP VII, and to a lesser extent appreciation in CP VIII, partially offset by the reversal of Performance allocation accruals in CEP V reflecting portfolio depreciation.

•In the Global Credit segment, Performance allocation accruals were primarily driven by appreciation in our opportunistic credit funds.
•In the Carlyle AlpInvest segment, Performance allocation accruals were primarily driven by appreciation in our secondaries & portfolio finance and co-investment funds.
See “—Trends Affecting Our Business” for further discussion on the macroeconomic, geopolitical and industry landscape, and our investment activity.
Principal investment income. The decrease in Principal investment income for the year ended December 31, 2025 compared to 2024 was primarily attributable to an impairment charge of $92.5 million and a $38.0 million reduction in NGP accrued carry, both related to the restructuring of the terms of our strategic investment in NGP (see Note 4, Investments, for more information), and investment losses from our CLOs in 2025 compared to gains in 2024. These were partially offset by an increase in investment income (loss) from our other Global Credit products primarily driven by our BDCs and an increase in investment income related to our Carlyle AlpInvest products.
Expenses
Compensation and benefits. Total compensation and benefits decreased $498.7 million for the year ended
December 31, 2025 compared to 2024, primarily attributable to a decrease in Performance allocations and incentive fee related compensation of $425.2 million, which was primarily attributable to the impact of the decrease in Performance allocations on which Performance allocations and incentive fee related compensation is based, and a decrease in Equity-based compensation of $93.2 million, which was primarily attributable to lower amortization on performance-based stock awards, partially offset by additional equity awards granted in February 2025. In December 2025, we granted 2.7 million restricted stock units that are subject to vesting based on the achievement of stock price performance conditions over a service period of four years. The grant-date fair value of these performance-based stock awards was approximately $136 million. As a result, Equity-based compensation is expected to be higher in 2026 and such expense is incurred regardless of whether the stock price performance conditions are achieved.
General, administrative and other expenses. General, administrative and other expenses increased $118.7 million for the year ended December 31, 2025 compared to 2024, primarily attributable to an increase in foreign currency remeasurement adjustments of $21.7 million driven by the movement of EUR and GBP relative to USD, an increase in liabilities for litigation-
related contingencies, regulatory examination and inquiries, and other matters of $15.0 million, an increase in professional fees, as well as smaller increases in external fundraising, marketing, travel, and information technology costs, and other expenses associated with growing the business.
Interest and other expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $59.4 million for the year ended December 31, 2025 as compared to 2024, primarily due to an increase in interest expense on loans payable and other expenses attributable to a new collateralized fund obligation vehicle in our Carlyle AlpInvest segment that was consolidated in 2025.
Net investment income (loss) of Consolidated Funds. The table below summarizes the components of Net investment income (loss) of Consolidated Funds, including our consolidated CLOs and certain other funds:

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in millions)
Realized gains (losses)	$28.3	$(60.7)	$89.0	NM
Net change in unrealized gains (losses)	(11.9)	157.1	(169.0)	NM
Total gains	16.4	96.4	(80.0)	(83)%
Gains (losses) from liabilities of CLOs	101.5	(72.4)	173.9	NM
Total net investment income of Consolidated Funds	$117.9	$24.0	$93.9	NM
Net investment income of Consolidated Funds for the year ended December 31, 2025 primarily included net gains of
$308.9 million across various Carlyle AlpInvest and Global Private Equity Consolidated Funds, partially offset by unrealized losses of $178.2 million related to a consolidated infrastructure fund, of which approximately $150 million is attributable to the

Company. Net investment income of Consolidated Funds for the year ended December 31, 2025 also reflected $12.8 million in losses related to our CLOs.
Provision for income taxes. For the years ended December 31, 2025 and 2024, our provision for income taxes was
$214.5 million and $302.6 million, respectively, and the Company’s effective tax rates were 18.5% and 21.7%, respectively.
The effective tax rate for the years ended December 31, 2025 and 2024 primarily comprised the 21% U.S. federal corporate income tax rate plus the impact of U.S. state and foreign corporate income tax provision. The effective tax rate for the year ended December 31, 2025 was partially offset by net excess tax benefits on Equity-based compensation and non-controlling interest. See Note 10, Income Taxes, to the consolidated financial statements for more information on our provision for income taxes.
As of December 31, 2025 and 2024, the Company had federal, state, local, and foreign taxes payable of $141.4 million and $46.2 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Net income (loss) attributable to non-controlling interests in consolidated entities. Net income attributable to non-
controlling interests in consolidated entities was $136.0 million and $70.7 million for the years ended December 31, 2025 and
2024, respectively. These amounts are primarily related to the net earnings of the Consolidated Funds attributable to the related fund’s limited partners or CLO investors for each period, as well as net earnings from our insurance solutions business and certain other products that are allocated to certain third-party investors. These amounts also reflect the net income attributable to non-controlling interests in carried interest and giveback obligations. The net income (loss) of our Consolidated Funds, after eliminations, attributable to non-controlling interests was $109.8 million and $8.7 million for the years ended December 31,
2025 and 2024, respectively.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These Non-GAAP financial measures are presented for the years ended December 31, 2025 and 2024. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with the Conversion, impairment charges associated with lease right-of-use assets, gains or losses from retirement of debt, charges associated with contract terminations and employee severance, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions, infrequently occurring or unusual events, and non-recurring items that affect period-to-period comparability and are not reflective of the Company's operating performance.
The following table shows our total segment DE and FRE for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Total Segment Revenues	$3,901.5	$3,655.4
Total Segment Expenses	2,210.3	2,129.9
(=) Distributable Earnings	$1,691.2	$1,525.5
(-) Realized Net Performance Revenues	357.3	366.1
(-) Realized Principal Investment Income	151.8	101.0
(+) Net Interest	54.1	46.2
(=) Fee Related Earnings	$1,236.2	$1,104.6

The following table sets forth our total segment revenues for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$2,243.1	$2,107.5
Portfolio advisory and transaction fees, net and other	225.1	163.6
Fee related performance revenues	174.5	132.7
Total fund level fee revenues	2,642.7	2,403.8
Realized performance revenues	1,037.4	1,075.9
Realized principal investment income	151.8	101.0
Interest income	69.6	74.7
Total Segment Revenues	$3,901.5	$3,655.4
The following table sets forth our total segment expenses for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$902.1	$861.7
Realized performance revenue related compensation	680.1	709.8
Total compensation and benefits	1,582.2	1,571.5
General, administrative, and other indirect expenses	450.4	390.7
Depreciation and amortization expense	54.0	46.8
Interest expense	123.7	120.9
Total Segment Expenses	$2,210.3	$2,129.9

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable
Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to
Distributable Earnings and to Fee Related Earnings.

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Income (loss) before provision for income taxes	$1,159.2	$1,393.7
Adjustments:
Net unrealized performance and fee related performance revenues	(22.5)	(396.7)
Unrealized principal investment (income) loss	19.4	(34.1)
Equity-based compensation(1)	376.6	476.5
Acquisition or disposition-related charges, including amortization of intangibles and impairment	262.4	136.6
Tax (expense) benefit associated with certain foreign performance revenues	(0.5)	(1.0)
Net income attributable to non-controlling interests in consolidated entities	(136.0)	(70.7)
Other adjustments(2)	32.6	21.2
(=) Distributable Earnings	1,691.2	1,525.5
(-) Realized net performance revenues, net of related compensation(3)	357.3	366.1
(-) Realized principal investment income(3)	151.8	101.0
(+) Net interest	54.1	46.2
(=) Fee Related Earnings	$1,236.2	$1,104.6
(1)Equity-based compensation for the years ended December 31, 2025 and 2024 includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.
(3)See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2025
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,222.5	$(185.1)	$1,037.4
Performance revenues related compensation expense	936.3	(256.2)	680.1
Net performance revenues	$286.2	$71.1	$357.3
Principal investment income (loss)	$119.2	$32.6	$151.8

	Year Ended December 31, 2024
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$2,015.7	$(939.8)	$1,075.9
Performance revenues related compensation expense	1,361.5	(651.7)	709.8
Net performance revenues	$654.2	$(288.1)	$366.1
Principal investment income (loss)	$238.7	$(137.7)	$101.0
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
Distributable Earnings for our reportable segments are as follows:

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Global Private Equity	$890.8	$957.3
Global Credit	481.0	377.3
Carlyle AlpInvest	319.4	190.9
Distributable Earnings	$1,691.2	$1,525.5
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
basis due to the exclusion of fund expenses that are paid by the Consolidated Funds.

Global Private Equity
The following table presents our results of operations for our Global Private Equity(1) segment:

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,176.3	$1,212.0	$(35.7)	(3)%
Portfolio advisory and transaction fees, net and other	39.0	24.6	14.4	59%
Fee related performance revenues	0.3	6.9	(6.6)	(96)%
Total fund level fee revenues	1,215.6	1,243.5	(27.9)	(2)%
Realized performance revenues	845.6	927.2	(81.6)	(9)%
Realized principal investment income	56.3	49.7	6.6	13%
Interest income	28.7	28.1	0.6	2%
Total revenues	2,146.2	2,248.5	(102.3)	(5)%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	397.2	422.8	(25.6)	(6)%
Realized performance revenues related compensation	540.4	590.1	(49.7)	(8)%
Total compensation and benefits	937.6	1,012.9	(75.3)	(7)%
General, administrative, and other indirect expenses	228.1	195.2	32.9	17%
Depreciation and amortization expense	29.4	26.8	2.6	10%
Interest expense	60.3	56.3	4.0	7%
Total expenses	1,255.4	1,291.2	(35.8)	(3)%
(=) Distributable Earnings	$890.8	$957.3	$(66.5)	(7)%
(-) Realized net performance revenues	305.2	337.1	(31.9)	(9)%
(-) Realized principal investment income	56.3	49.7	6.6	13%
(+) Net interest	31.6	28.2	3.4	12%
(=) Fee Related Earnings	$560.9	$598.7	$(37.8)	(6)%
(1)For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions.

Distributable Earnings
Distributable Earnings decreased $66.5 million for the year ended December 31, 2025 as compared to 2024. The following table provides the components of the changes in Distributable Earnings for the year ended December 31, 2025:

Year Ended December 31,
2025 v. 2024
(Dollars in millions)
Distributable Earnings, December 31, 2024	$957.3
Increases (decreases):
Decrease in Fee related earnings	(37.8)
Decrease in Realized net performance revenues	(31.9)
Increase in Realized principal investment income	6.6
Increase in Net interest	(3.4)
Total decrease	(66.5)
Distributable Earnings, December 31, 2025	$890.8
Realized net performance revenues. Realized net performance revenues decreased $31.9 million for the year ended
December 31, 2025 as compared to 2024. For the year ended December 31, 2025, realized net performance revenues of $305.2 million were primarily driven by CPP II, NGP XI, CP VI, CETP IV, and CAP IV. For the year ended December 31, 2024, realized net performance revenues of $337.1 million were primarily driven by CAP IV, CIEP I, and CEOF II.
Fee Related Earnings
Fee Related Earnings decreased $37.8 million for the year ended December 31, 2025 as compared to 2024. The following table provides the components of the changes in Fee Related Earnings for the year ended December 31, 2025:

Year Ended December 31,
2025 v. 2024
(Dollars in millions)
Fee Related Earnings, December 31, 2024	$598.7
Increases (decreases):
Decrease in Fee revenues	(27.9)
Decrease in Cash-based compensation and benefits	25.6
Increase in General, administrative and other indirect expenses	(32.9)
All other changes	(2.6)
Total decrease	(37.8)
Fee Related Earnings, December 31, 2025	$560.9
Fee revenues. Total Fee revenues decreased $27.9 million for the year ended December 31, 2025 as compared to 2024, due to the following:

Year Ended December 31,
2025 v. 2024
(Dollars in millions)
Lower Fund management fees	$(35.7)
Higher Portfolio advisory and transaction fees, net and other	14.4
Lower Fee related performance revenues	(6.6)
Total decrease in Fee revenues	$(27.9)
The decrease in Fund management fees for the year ended December 31, 2025 as compared to 2024 was primarily due to step-downs in management fee basis on CEP V and CRP IX in the fourth quarter of 2024, a step-down in the management fee basis of CIEP II in the second quarter of 2025, as well as net investment realizations in funds on which management fees are based on invested capital, including the sale of the remaining assets in our power funds and other asset sales in funds such as
CP VII and NGP XI. These were partially offset by the activation of fees in CRP X, which turned on fees on April 1, 2025, as well as CJP V, which turned on fees in the fourth quarter of 2024. The impact of smaller buyout funds in our corporate private equity strategy is resulting in, and may continue to result in, lower fund management fees relative to prior periods.
The increase in Portfolio advisory and transaction fees, net and other for the year ended December 31, 2025 as compared to 2024 was primarily due to an increase in transaction fees related to the acquisition of a healthcare investment across our U.S., Europe, and Asia buyout funds.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $25.6 million, for the year ended December 31, 2025 as compared to 2024, primarily due to an increase in the portion of compensation being derived from Realized performance revenues related compensation as well as lower headcount in the segment.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased
$32.9 million for the year ended December 31, 2025 as compared to 2024, primarily attributable to an increase in professional fees.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2025	2024
	(Dollars in millions)
Global Private Equity
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$41,223	$34,484
Fee-earning AUM based on invested capital	49,908	52,998
Fee-earning AUM based on net asset value	7,693	7,348
Fee-earning AUM based on lower of cost or fair value	2,542	3,203
Total Fee-earning AUM	$101,366	$98,033

Annualized Management Fee Rate(2)	1.17%	1.17%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Global Private Equity
Fee-earning AUM Rollforward
Balance, Beginning of Period	$98,033	$106,651
Inflows(1)	12,739	7,696
Outflows (including realizations)(2)	(10,664)	(14,910)
Market Activity & Other(3)	(285)	(240)
Foreign Exchange(4)	1,543	(1,164)
Balance, End of Period	$101,366	$98,033
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
period end.
Fee-earning AUM of $101.4 billion at December 31, 2025 increased 3% from $98.0 billion at December 31, 2024. The net increase was due to:
•Inflows of $12.7 billion, primarily driven by the activation of management fees in CRP X, additional fee-paying capital raised in CAP VI, and investments in CPI and CAP V, which charge fees on invested capital; and
•Positive foreign exchange activity of $1.5 billion predominantly reflecting the translation of our EUR-denominated funds to USD.
Offsetting these increases were:
•Outflows of $10.7 billion, which were driven by realizations in funds that charge fees on invested capital, notably in the NGP energy funds and our U.S. buyout, Europe buyout, Asia buyout, and U.S. real estate funds, as well as the expiration of fees in CP VI during the period and a fee basis step-down in CIEP II.
Total AUM
The table below provides the period to period rollforward of Total AUM.

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Global Private Equity
Total AUM Rollforward
Balance, Beginning of Period	$163,533	$161,308
Inflows(1)	7,549	12,695
Outflows (including realizations)(2)	(17,053)	(16,314)
Market Activity & Other(3)	6,921	7,533
Foreign Exchange(4)	2,593	(1,689)
Balance, End of Period	$163,543	$163,533
(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate.
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, and separately managed accounts, gross redemptions in our open-end products, and the expiration of available capital.
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
period end.
Total AUM was $163.5 billion at December 31, 2025, flat compared to $163.5 billion at December 31, 2024. This was due to:
•Inflows of $7.5 billion, driven by new capital raised in our U.S. real estate, Asia buyout, life sciences, and infrastructure funds, as well as the NGP energy funds;
•Market activity of $6.9 billion driven by appreciation in CP VII ($2.1 billion), CP VIII ($1.7 billion), CGP II ($0.7 billion), and CJP IV ($0.6 billion), partially offset by depreciation in CEP V ($1.1 billion); and

•Positive foreign exchange activity of $2.6 billion predominantly reflecting the translation of our EUR-denominated funds to USD.
Offsetting these increases were:
•Outflows of $17.1 billion, driven by realizations across the segment, notably in our U.S. buyout, power, U.S. real estate, international energy, and Europe technology funds, as well as the NGP energy funds.
Fund Performance Metrics
Fund performance information as of December 31, 2025 for our significant investment funds, which we generally define as those with at least $1.0 billion in capital commitments, is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See Part I, Item 1A
“Risk Factors—Risks Related to Our Business Operations—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this Annual Report on Form 10-K, should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common stock.”
The following tables reflect the performance of our significant funds in our Global Private Equity business. See Part I,
Item 1 “Business—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS (12)
				As of December 31, 2025						As of December 31, 2025
Fund (Fee Initiation Date/Step-down Date) (1)	Committed Capital (2)	Cumulative Invested Capital (3)	Percent Invested	Realized Value (4)	Remaining Fair Value (5)	MOIC (6)	Gross IRR (7)(8)	Net IRR (8)(9)	Net Accrued Carry/ (Giveback) (10)	Total Fair Value (11)	MOIC (6)	Gross IRR (7)(8)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,797	$10,978	74%	$2,212	$13,986	1.5x	22%	12%	$224	$2,225	1.7x	58%
CP VII (May 2018 / Oct 2021)	$18,510	$17,787	96%	$8,210	$22,117	1.7x	12%	8%	$692	$7,810	1.7x	13%
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$26,770	$1,729	2.2x	17%	13%	$81	$27,547	2.5x	22%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$28,120	$336	2.1x	18%	14%	$23	$28,131	2.3x	20%
CEP V (Oct 2018 / Oct 2024)	€6,416	€6,067	95%	€1,794	€4,582	1.1x	Neg	Neg	$—	€878	1.1x	2%
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,964	108%	€6,215	€1,269	1.9x	16%	11%	$50	€6,258	2.1x	20%
CEP III (Jul 2007 / Dec 2013)	€5,295	€5,177	98%	€11,731	€18	2.3x	19%	14%	$2	€11,749	2.3x	19%
CAP VI (Jun 2024 / Jun 2030)	$2,886	$220	8%	$—	$220	1.0x	NM	NM	$—	n/a	n/a	n/a
CAP V (Jun 2018 / Jun 2024)	$6,554	$6,935	106%	$3,059	$6,515	1.4x	12%	7%	$—	$2,142	1.3x	23%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,146	107%	$8,713	$264	2.2x	18%	13%	$18	$8,707	2.4x	21%
CJP V (Nov 2024 / Nov 2030)	¥434,325	¥54,616	13%	¥—	¥54,757	1.0x	NM	NM	$—	n/a	n/a	n/a
CJP IV (Oct 2020 / Nov 2024)	¥258,000	¥236,110	92%	¥148,550	¥341,724	2.1x	38%	26%	$100	¥198,217	3.8x	66%
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥275,264	¥8,832	3.1x	25%	18%	$4	¥274,341	3.3x	26%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$982	98%	$697	$1,567	2.3x	21%	15%	$73	$1,210	3.7x	32%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,961	$650	2.8x	26%	19%	$37	$1,956	2.4x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,283	$673	52%	$—	$831	1.2x	10%	—%	$—	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,368	99%	$4,107	$1,447	2.3x	20%	15%	$73	$4,674	2.5x	23%
CETP V (Mar 2022 / Jun 2028)	€3,180	€1,894	60%	€—	€2,297	1.2x	NM	NM	$—	n/a	n/a	n/a
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,204	89%	€1,726	€1,040	2.3x	29%	20%	$45	€1,847	3.7x	56%
CETP III (Jul 2014 / Jul 2019)	€657	€614	94%	€2,033	€81	3.4x	40%	28%	$5	€2,039	4.0x	44%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$203	$1,972	2.2x	24%	19%	$47	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,272	91%	$1,866	$2,534	1.3x	5%	3%	$17	$2,152	1.9x	12%
All Other Active Funds & Vehicles (13)		$20,873	n/a	$15,807	$17,765	1.6x	12%	10%	$35	$15,637	2.0x	18%
Fully Realized Funds & Vehicles (14)(15)		$35,488	n/a	$81,557	$2	2.3x	28%	20%	$—	$81,559	2.3x	28%
TOTAL CORPORATE PRIVATE EQUITY (16)		$156,667	n/a	$213,564	$85,419	1.9x	25%	17%	$1,527	$213,488	2.3x	26%

Real Estate
CRP X (Apr 2025 / Jul 2030)	$9,000	$668	7%	$—	$673	1.0x	NM	NM	$—	n/a	n/a	n/a
CRP IX (Oct 2021 / Dec 2024)	$7,987	$6,238	78%	$548	$6,863	1.2x	11%	3%	$—	$468	1.4x	24%
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$5,091	92%	$5,880	$2,960	1.7x	31%	17%	$76	$5,906	2.1x	47%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,805	91%	$5,116	$1,109	1.6x	16%	10%	$(16)	$5,102	1.7x	20%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,145	92%	$3,827	$90	1.8x	27%	17%	$4	$3,781	1.9x	28%
CPI (May 2016 / n/a)	$8,445	$8,910	106%	$3,609	$8,061	1.3x	10%	8%	n/a*	$2,193	1.8x	12%
All Other Active Funds & Vehicles (17)		$2,618	n/a	$535	$2,517	1.2x	9%	5%	$5	$366	1.1x	22%
Fully Realized Funds & Vehicles (15)(18)		$14,289	n/a	$21,640	$13	1.5x	9%	5%	$—	$21,653	1.5x	10%
TOTAL REAL ESTATE (16)		$43,763	n/a	$41,155	$22,285	1.4x	11%	7%	$70	$39,469	1.6x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,301	57%	$991	$1,389	1.8x	28%	14%	$46	$882	3.7x	NM**
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,470	99%	$3,570	$1,224	1.9x	15%	9%	$51	$3,974	2.0x	16%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$2,091	95%	$658	$3,074	1.8x	19%	12%	$93	$806	1.8x	16%
CRSEF II (Nov 2022 / Aug 2027)	$1,187	$472	40%	$—	$918	1.9x	NM	NM	$23	n/a	n/a	n/a
NGP XIII (Feb 2023 / Feb 2028)	$2,300	$905	39%	$87	$1,163	1.4x	NM	NM	$5	$99	3.2x	NM
NGP XII (Jul 2017 / Jul 2022)	$4,304	$3,665	85%	$4,871	$2,674	2.1x	21%	15%	$32	$4,472	2.7x	33%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$5,034	95%	$8,269	$1,579	2.0x	13%	10%	$57	$7,392	2.1x	17%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,561	$207	1.1x	3%	—%	$—	$3,358	1.2x	5%
All Other Active Funds & Vehicles (19)		$5,168	n/a	$3,396	$4,998	1.6x	15%	12%	$38	$3,312	2.2x	18%
Fully Realized Funds & Vehicles (15)(20)		$3,534	n/a	$5,581	$—	1.6x	8%	5%	$—	$5,581	1.6x	8%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES (16)		$27,990	n/a	$30,983	$17,227	1.7x	12%	8%	$343	$29,874	1.9x	14%

*Net accrued fee related performance revenues for CPI are excluded from Net Accrued Performance Revenues. These amounts will be reflected as fee related performance revenues when realized, and included in Fund level fee revenues in our segment results. There were no accrued fee related performance revenues for CPI as of December 31, 2025.
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
(2)All amounts shown represent total capital commitments as of December 31, 2025. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.
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
(7)Gross Internal Rate of Return (“Gross IRR”) represents an annualized return on Limited Partner invested capital, based on contributions, distributions and unrealized fair value as of the reporting date, before the impact of management fees, partnership expenses and carried interest. For fund vintages 2017 and after, Gross IRR includes the impact of interest expense related to the funding of investments on fund lines of credit. Gross IRR is calculated based on the timing of
Limited Partner cash flows, which may differ to varying degrees from the timing of actual investment cash flows for the fund. Subtotal Gross IRR aggregations for multiple funds are calculated based on actual cash flow dates for each fund and represent a theoretical time-weighted return for a Limited Partner who invested sequentially in each fund.
(8)For funds marked “NM,” IRR may be positive or negative, but is not considered meaningful because of the limited time since initial investment and early stage of capital deployment. For funds marked “Neg,” IRR is considered meaningful but is negative as of reporting period end.
(9)Net Internal Rate of Return (“Net IRR”) represents an annualized return on Limited Partner invested capital, based on contributions, distributions and unrealized fair value as of the reporting date, after the impact of all management fees, partnership expenses and carried interest, including current accruals. Net IRR is calculated based on the timing of
Limited Partner cash flows, which may differ to varying degrees from the timing of actual investment cash flows for the fund. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended
Net IRR that is below the preferred return hurdle for that fund. Subtotal Net IRR aggregations for multiple funds are calculated based on actual cash flow dates for each fund and represent a theoretical time-weighted return for a Limited
Partner who invested sequentially in each fund.
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
(13)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: MENA, CCI, CSSAF I, CPF I, CAP Growth I, CAP Growth II, CBPF II,
CAGP IV, ABV 8, ABV 9, ACCD 2, ACCD 3, and CCD-CIF.
(14)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CP I, CP II, CP III, CP IV, CEP I, CEP II, CAP I, CAP II, CAP

III, CBPF I, CJP I, CJP II, CMG, CVP I, CVP II, CUSGF III, CGFSP I, CEVP I, CETP I, CETP II, CAVP I, CAVP II,
CAGP III, CEOF I, Mexico, and CSABF.
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
(18)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CRP I, CRP II, CRP III, CRP IV, CRP V, CRCP I, CAREP I,
CAREP II, CEREP I, CEREP II, and CEREP III.
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

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$609.1	$558.3	$50.8	9%
Portfolio advisory and transaction fees, net and other	185.8	138.8	47.0	34%
Fee related performance revenues	115.2	109.1	6.1	6%
Total fund level fee revenues	910.1	806.2	103.9	13%
Realized performance revenues	98.0	32.0	66.0	206%
Realized principal investment income	59.4	46.2	13.2	29%
Interest income	31.6	39.0	(7.4)	(19)%
Total revenues	1,099.1	923.4	175.7	19%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	351.9	320.1	31.8	10%
Realized performance revenues related compensation	59.9	19.4	40.5	209%
Total compensation and benefits	411.8	339.5	72.3	21%
General, administrative, and other indirect expenses	140.3	140.4	(0.1)	—%
Depreciation and amortization expense	16.4	13.2	3.2	24%
Interest expense	49.6	53.0	(3.4)	(6)%
Total expenses	618.1	546.1	72.0	13%
(=) Distributable Earnings	$481.0	$377.3	$103.7	27%
(-) Realized Net Performance Revenues	38.1	12.6	25.5	202%
(-) Realized Principal Investment Income	59.4	46.2	13.2	29%
(+) Net Interest	18.0	14.0	4.0	29%
(=) Fee Related Earnings	$401.5	$332.5	$69.0	21%

Distributable Earnings
Distributable Earnings increased $103.7 million for the year ended December 31, 2025 as compared to 2024. The following table provides the components of the changes in Distributable Earnings for the year ended December 31, 2025:

Year Ended December 31,
2025 v. 2024
(Dollars in millions)
Distributable Earnings, December 31, 2024	$377.3
Increases (decreases):
Increase in Fee related earnings	69.0
Increase in Realized net performance revenues	25.5
Increase in Realized principal investment income	13.2
Increase in Net interest	(4.0)
Total increase	103.7
Distributable Earnings, December 31, 2025	$481.0
Realized net performance revenues. Realized net performance revenues increased $25.5 million for the year ended
December 31, 2025 as compared to 2024, primarily due to an increase in realized net performance revenues generated by
CCOF II.
Realized principal investment income. Realized principal investment income increased $13.2 million for the year ended December 31, 2025 as compared to 2024, primarily attributable to an increase in dividend income of $23.6 million from our equity method investment in Carlyle FRL, partially offset by lower realized principal investment income from our CLOs.
Fee Related Earnings
Fee Related Earnings increased $69.0 million for the year ended December 31, 2025 as compared to 2024. The following table provides the components of the changes in Fee Related Earnings for the year ended December 31, 2025:

Year Ended December 31,
2025 v. 2024
(Dollars in millions)
Fee Related Earnings, December 31, 2024	$332.5
Increases (Decreases):
Increase in Fee revenues	103.9
Increase in Cash-based compensation and benefits	(31.8)
Decrease in General, administrative and other indirect expenses	0.1
All other changes	(3.2)
Total increase	69.0
Fee Related Earnings, December 31, 2025	$401.5

Fee Revenues. Fee revenues increased $103.9 million for the year ended December 31, 2025 as compared to 2024, due to the following:

Year Ended December 31,
2025 v. 2024
(Dollars in millions)
Higher Fund management fees	$50.8
Higher Portfolio advisory and transaction fees, net and other	47.0
Higher Fee related performance revenues	6.1
Total increase in Fee revenues	$103.9
The increase in Fund management fees for the year ended December 31, 2025 as compared to 2024 was primarily driven by an increase in management fees from our direct lending business, CTAC, and CCOF III. The increase in Fund management fees was also impacted by the receipt of approximately $19 million of catch-up subordinated management fees in certain aviation funds during the year ended December 31, 2025, due in part to the collection of insurance proceeds and in part due to the sale of collateral in those vehicles. These increases were partially offset by lower management fees from our liquid credit business.
The increase in Portfolio advisory and transaction fees, net, and other fees for the year ended December 31, 2025 as compared to 2024 was primarily driven by an increase in capital markets fees. The recognition of capital markets fees can be volatile as they are primarily generated by investment activity. See “—Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $31.8 million for the year ended December 31, 2025 as compared to 2024, primarily due to an increase in accrued bonuses related to capital markets fees, higher headcount, and higher fee related performance revenue compensation, partially offset by an increase in the portion of compensation being derived from Realized performance revenues related compensation.
General, administrative and other indirect expenses. General, administrative and other indirect expenses decreased
$0.1 million for the year ended December 31, 2025 as compared to 2024, primarily due to a decrease in external fundraising costs, offset by an increase in other operating costs such as IT and travel-related costs.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components at each period.

	As of December 31,
	2025	2024
	(Dollars in millions)
Global Credit
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$2,504	$2,467
Fee-earning AUM based on invested capital	21,784	19,604
Fee-earning AUM based on collateral balances, at par	44,455	45,890
Fee-earning AUM based on net asset value	4,185	3,091
Fee-earning AUM based on fair value and other(2)	96,532	83,134
Total Fee-earning AUM	$169,460	$154,186

Annualized Management Fee Rate(3)	0.36%	0.36%
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
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.

The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended Ended December 31,
	2025	2024
	(Dollars in millions)
Global Credit
Fee-earning AUM Rollforward
Balance, Beginning of Period	$154,186	$155,238
Inflows(1)	26,806	15,389
Outflows (including realizations)(2)	(13,863)	(12,520)
Market Activity & Other(3)	1,212	(3,290)
Foreign Exchange(4)	1,119	(631)
Balance, End of Period	$169,460	$154,186
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, the fee-earning collateral balance of new CLO issuances, reinsurance and other transactions at Fortitude, and gross subscriptions in our vehicles for which management fees are based on net asset value.
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our open-end products, and outflows from our liquid credit products. Realizations for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.
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
period end.
Fee-earning AUM was $169.5 billion at December 31, 2025, an increase of 10% compared to $154.2 billion at
December 31, 2024. The net increase was due to:
•Inflows of $26.8 billion, which were driven by activity at Fortitude and capital deployment across the platform, including the closing of seven U.S. CLOs and two European CLOs.
Offsetting these increases were:
•Outflows of $13.9 billion, which were driven by outflows from our liquid credit products and realizations in our opportunistic credit and aviation funds.
Total AUM
The table below provides the period to period rollforward of Total AUM.

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Global Credit
Total AUM Rollforward
Balance, Beginning of Period	$192,374	$187,826
Inflows(1)	28,254	17,274
Outflows (including realizations)(2)	(15,996)	(13,172)
Market Activity & Other(3)	5,481	1,110
Foreign Exchange(4)	1,215	(664)
Balance, End of Period	$211,328	$192,374
(1)Inflows generally reflects the impact of gross fundraising, as well as reinsurance and other transactions at Fortitude during the period.
For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate.

(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, and separately managed accounts, gross redemptions in our open-end products, outflows from our liquid credit products, and the expiration of available
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
period end.
Total AUM was $211.3 billion at December 31, 2025, an increase of 10% compared to $192.4 billion at December 31,
2024. The net increase was due to:
•Inflows of $28.3 billion, which were driven by the closing of seven U.S. CLOs and two European CLOs, as well as capital raised in our asset-backed finance, cross-platform credit, aviation, and opportunistic credit products, and more than $9 billion of inflows at Fortitude; and
•Positive market activity of $5.5 billion, which primarily reflected an increase in the fair value of our direct lending, cross-platform credit, opportunistic credit, and asset-backed finance products, as well as an increase in the fair value of assets covered by the Fortitude strategic advisory services agreement.
Offsetting these increases were:
•Outflows of $16.0 billion for the period, which were primarily in our liquid credit products, with additional activity reflecting realizations across the platform, notably in our asset-backed finance and aviation products.
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

(Dollars in millions)				TOTAL INVESTMENTS
				As of December 31, 2025
Fund (Fee Initiation Date/Step-down Date) (11)	Committed Capital (12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5)(8)	Net IRR (6)(8)	Net Accrued Carry/(Giveback) (7)
Global Credit Carry Funds
CCOF III - Levered (Feb 2023 / Oct 2028)	$4,678	$3,976	85%	$784	$3,882	1.2x	27%	17%	$23
CCOF II (Nov 2020 / Mar 2026)	$4,430	$5,880	133%	$4,056	$4,125	1.4x	14%	10%	$109
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,514	148%	$3,890	$1,230	1.5x	16%	12%	$30
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$1,755	$1,786	1.4x	10%	5%	$—
CICF II (Mar 2024 / Dec 2029)	$1,379	$310	22%	$57	$280	1.1x	NM	NM	$—
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,277	$84	1.4x	19%	12%	$6
All Other Active Funds & Vehicles (9)		$12,836	n/a	$5,476	$10,662	1.3x	11%	9%	$95
Fully Realized Funds & Vehicles (10)(13)		$9,698	n/a	$12,156	$32	1.3x	9%	4%	$—
TOTAL GLOBAL CREDIT CARRY FUNDS		$39,705	n/a	$29,451	$22,081	1.3x	11%	7%	$263
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
(5)Gross Internal Rate of Return (“Gross IRR”) represents an annualized return on Limited Partner invested capital, based on contributions, distributions and unrealized fair value as of the reporting date, before the impact of management fees, partnership expenses and carried interest. For fund vintages 2017 and after, Gross IRR includes the impact of interest expense related to the funding of investments on fund lines of credit. Gross IRR is calculated based on the timing of
Limited Partner cash flows, which may differ to varying degrees from the timing of actual investment cash flows for the fund. Subtotal Gross IRR aggregations for multiple funds are calculated based on actual cash flow dates for each fund and represent a theoretical time-weighted return for a Limited Partner who invested sequentially in each fund.
(6)Net Internal Rate of Return (“Net IRR”) represents an annualized return on Limited Partner invested capital, based on contributions, distributions and unrealized fair value as of the reporting date, after the impact of all management fees, partnership expenses and carried interest, including current accruals. Net IRR is calculated based on the timing of
Limited Partner cash flows, which may differ to varying degrees from the timing of actual investment cash flows for the fund. Fund level IRRs are based on aggregate Limited Partner cash flows, and this blended return may differ from that of individual Limited Partners. As a result, certain funds may generate accrued performance revenues with a blended
Net IRR that is below the preferred return hurdle for that fund. Subtotal Net IRR aggregations for multiple funds are calculated based on actual cash flow dates for each fund and represent a theoretical time-weighted return for a Limited
Partner who invested sequentially in each fund.
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
(12)All amounts shown represent total capital commitments as of December 31, 2025. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed capital for CCOF II excludes $150 million in capital committed by a CCOF II investor to a side vehicle. The CCOF III platform, which includes CCOF III - Levered, CCOF III - Unlevered, and CCOF III PSV, collectively has $5.7 billion of committed capital.
(13)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.

Carlyle AlpInvest
The following table presents our results of operations for our Carlyle AlpInvest segment:

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$457.7	$337.2	$120.5	36%
Portfolio advisory and transaction fees, net and other	0.3	0.2	0.1	50%
Fee related performance revenues	59.0	16.7	42.3	253%
Total fund level fee revenues	517.0	354.1	162.9	46%
Realized performance revenues	93.8	116.7	(22.9)	(20)%
Realized principal investment income	36.1	5.1	31.0	NM
Interest income	9.3	7.6	1.7	22%
Total revenues	656.2	483.5	172.7	36%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	153.0	118.8	34.2	29%
Realized performance revenues related compensation	79.8	100.3	(20.5)	(20)%
Total compensation and benefits	232.8	219.1	13.7	6%
General, administrative, and other indirect expenses	82.0	55.1	26.9	49%
Depreciation and amortization expense	8.2	6.8	1.4	21%
Interest expense	13.8	11.6	2.2	19%
Total expenses	336.8	292.6	44.2	15%
(=) Distributable Earnings	$319.4	$190.9	$128.5	67%
(-) Realized Net Performance Revenues	14.0	16.4	(2.4)	(15)%
(-) Realized Principal Investment Income	36.1	5.1	31.0	NM
(+) Net Interest	4.5	4.0	0.5	13%
(=) Fee Related Earnings	$273.8	$173.4	$100.4	58%

Distributable Earnings
Distributable Earnings increased $128.5 million for the year ended December 31, 2025 as compared to 2024. The following table provides the components of the changes in Distributable Earnings for the year ended December 31, 2025:

Year Ended December 31,
2025 v. 2024
(Dollars in millions)
Distributable Earnings, December 31, 2024	$190.9
Increases (decreases):
Increase in Fee related earnings	100.4
Decrease in Realized net performance revenues	(2.4)
Increase in Realized principal investment income	31.0
Increase in Net interest	(0.5)
Total increase	128.5
Distributable Earnings, December 31, 2025	$319.4
Realized principal investment income. Realized principal investment income increased $31.0 million for the year ended December 31, 2025 as compared to 2024, primarily driven by proceeds from our investment in the CAPM funds.
Fee Related Earnings
Fee Related Earnings increased $100.4 million for the year ended December 31, 2025 as compared to 2024. The following table provides the components of the changes in Fee Related Earnings for the year ended December 31, 2025:

Year Ended December 31,
2025 v. 2024
(Dollars in millions)
Fee Related Earnings, December 31, 2024	$173.4
Increases (decreases):
Increase in Fee revenues	162.9
Increase in Cash-based compensation and benefits	(34.2)
Increase in General, administrative and other indirect expenses	(26.9)
All other changes	(1.4)
Total increase	100.4
Fee Related Earnings, December 31, 2025	$273.8
Fee Revenues. Fee revenues increased $162.9 million for the year ended December 31, 2025 as compared to 2024, primarily due to an increase in Fund management fees of $120.5 million and an increase in Fee related performance revenues of
$42.3 million. The increase in Fund management fees was primarily driven by the impact of fundraising in our most recent vintage of secondaries & portfolio finance funds and to a lesser extent an increase in Fund management fees from CAPM. Fund management fees for the year ended December 31, 2025 included catch-up management fees of $55.7 million, an increase of
$42.4 million compared to 2024. Fundraising for our most recent vintage of secondaries & portfolio finance funds concluded in the third quarter of 2025; therefore, related catch-up management fees will not recur next year. The increase in Fee related performance revenues was attributable to CAPM, driven by its growing capital base and performance.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $34.2 million for the year ended December 31, 2025 as compared to 2024, primarily due to an increase in headcount and an increase in compensation associated with fee related performance revenues, partially offset by an increase in the portion of compensation being derived from Realized performance revenues related compensation.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased
$26.9 million for the year ended December 31, 2025 as compared to 2024, primarily due to an increase in external fundraising costs and an increase in partnership expenses paid by the Company on behalf of certain funds.

Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.
The table below breaks out Fee-earning AUM by its respective components during the period.

	As of December 31,
	2025	2024
	(Dollars in millions)
Carlyle AlpInvest
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$27,884	$21,934
Fee-earning AUM based on invested capital(2)	9,122	9,224
Fee-earning AUM based on net asset value	18,273	12,930
Fee-earning AUM based on lower of cost or fair market value	10,673	8,051
Total Fee-earning AUM	$65,952	$52,139

Annualized Management Fee Rate(3)	0.68%	0.66%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds.
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Fee-earning AUM.

	Year Ended Ended December 31,
	2025	2024
	(Dollars in millions)
Carlyle AlpInvest
Fee-earning AUM Rollforward
Balance, Beginning of Period	$52,139	$45,529
Inflows(1)	16,039	9,886
Outflows (including realizations)(2)	(5,260)	(3,859)
Market Activity & Other(3)	918	1,674
Foreign Exchange(4)	2,116	(1,091)
Balance, End of Period	$65,952	$52,139
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, fee-earning commitments invested in vehicles for which management fees are based on invested capital, and gross subscriptions in our vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.
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
period end.
Fee-earning AUM was $66.0 billion at December 31, 2025, an increase of 27% compared to $52.1 billion at
December 31, 2024. The net increase was due to:
•Inflows of $16.0 billion, which were driven by fee-paying capital raised and investment activity across all strategies, notably in our secondaries & portfolio finance, CAPM, and CAPS funds; and
•Positive foreign exchange activity of $2.1 billion, primarily from the translation of our EUR-denominated funds to
USD.

Offsetting these increases were:
•Outflows of $5.3 billion, which were driven by realizations across all strategies in funds that charge fees on invested capital.
Total AUM
The table below provides the period to period rollforward of Total AUM.

	Year Ended Ended December 31,
	2025	2024
	(Dollars in millions)
Carlyle AlpInvest
Total AUM Rollforward
Balance, Beginning of Period	$85,113	$76,860
Inflows(1)	17,889	10,812
Outflows (including realizations)(2)	(10,231)	(7,089)
Market Activity & Other(3)	5,644	6,577
Foreign Exchange(4)	3,581	(2,047)
Balance, End of Period	$101,996	$85,113
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
period end.
Total AUM was $102.0 billion as of December 31, 2025, an increase of 20% compared to $85.1 billion as of
December 31, 2024. The net increase was due to:
•Inflows of $17.9 billion, which reflected fundraising across the platform, notably in our secondaries & portfolio finance and co-investment strategies, as well as the CAPM and CAPS funds;
•Market appreciation of $5.6 billion, which was driven by our secondaries & portfolio finance and co-investment strategies; and
•Positive foreign exchange activity of $3.6 billion, primarily from the translation of our EUR-denominated funds to
USD.
Offsetting these increases were:
•Outflows of $10.2 billion, which reflected realizations across all strategies.
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

(Amounts in millions)				TOTAL INVESTMENTS
				As of December 31, 2025
Carlyle AlpInvest (1)(8)		Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value (3)	Total Value (3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/ (Giveback) (12)
				(Reported in Local Currency, in Millions)
Secondaries & Portfolio Finance	ASF VIII	2024	$13,422	$6,597	$278	$8,191	$8,469	1.3x	NM	NM	$59
	ASF VII	2020	$6,769	$4,991	$2,484	$5,431	$7,914	1.6x	17%	13%	$118
	ASF VII - SMAs	2020	€2,043	€1,721	€662	€1,903	€2,565	1.5x	15%	13%	$38
	ASF VI	2017	$3,333	$2,820	$3,116	$1,547	$4,663	1.7x	15%	11%	$58
	ASF VI - SMAs	2017	€2,817	€2,626	€2,717	€1,497	€4,214	1.6x	13%	11%	$49
	ASF V	2012	$756	$674	$1,091	$110	$1,201	1.8x	18%	14%	$5
	ASF V - SMAs	2012	€3,916	€3,922	€6,857	€407	€7,264	1.9x	21%	19%	$9
	SMAs 2009-2011	2010	€1,859	€1,931	€3,334	€33	€3,367	1.7x	19%	18%	$—
	ASPF II	2023	$2,227	$1,379	$274	$1,282	$1,556	1.1x	24%	17%	$8
	All Other Active Funds & Vehicles (9)	Various		$1,803	$479	$2,049	$2,528	1.4x	19%	16%	$36
	Fully Realized Funds & Vehicles	Various		€4,341	€7,074	€12	€7,087	1.6x	19%	18%	$—
Co-Investments	ACF IX	2023	$4,120	$2,120	$19	$2,426	$2,445	1.2x	15%	9%	$4
	ACF VIII	2021	$3,614	$3,469	$455	$4,487	$4,941	1.4x	11%	9%	$48
	ACF VIII - SMAs	2021	$1,099	$1,011	$135	$1,289	$1,424	1.4x	12%	10%	$12
	ACF VII	2017	$1,688	$1,691	$1,718	$1,628	$3,346	2.0x	14%	12%	$58
	ACF VII - SMAs	2017	€1,452	€1,381	€1,173	€1,404	€2,577	1.9x	14%	12%	$42
	SMAs 2014-2016	2014	€1,274	€1,064	€2,424	€288	€2,713	2.6x	24%	22%	$6
	SMAs 2012-2013	2012	€1,124	€1,009	€2,764	€129	€2,893	2.9x	28%	26%	$1
	SMAs 2009-2010	2010	€1,475	€1,317	€3,496	€409	€3,905	3.0x	23%	21%	$—
	Strategic SMAs	Various		$4,872	$2,642	$5,472	$8,115	1.7x	16%	14%	$79
	All Other Active Funds & Vehicles (9)	Various		€345	€167	€328	€495	1.4x	32%	30%	$2
	Fully Realized Funds & Vehicles	Various		€5,788	€9,904	€—	€9,905	1.7x	15%	13%	$—
Primary Investments	SMAs 2024-2026	2024	€3,475	€202	€6	€199	€204	1.0x	NM	NM	$—
	SMAs 2021-2023	2021	€4,583	€1,816	€152	€2,042	€2,194	1.2x	NM	NM	$1
	SMAs 2018-2020	2018	$3,116	$2,661	$843	$3,170	$4,013	1.5x	14%	13%	$4
	SMAs 2015-2017	2015	€2,501	€2,465	€2,838	€2,061	€4,900	2.0x	19%	18%	$9
	SMAs 2012-2014	2012	€5,080	€5,704	€9,650	€2,801	€12,452	2.2x	17%	17%	$11
	SMAs 2009-2011	2009	€4,877	€5,527	€10,423	€1,532	€11,955	2.2x	17%	16%	$1
	SMAs 2006-2008	2005	€11,500	€12,836	€21,532	€1,058	€22,591	1.8x	10%	10%	$—
	SMAs 2003-2005	2003	€4,628	€4,883	€7,775	€131	€7,906	1.6x	10%	9%	$—
	All Other Active Funds & Vehicles (9)	Various		€1,744	€1,767	€218	€1,986	1.1x	3%	2%	$—
	Fully Realized Funds & Vehicles	Various		€4,744	€7,735	€18	€7,753	1.6x	12%	11%	$—
TOTAL CARLYLE ALPINVEST (USD) (11)				$110,807	$133,782	$56,414	$190,196	1.7x	14%	13%	$656
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
As of December 31, 2025, these excluded portfolios amounted to approximately $16.8 billion of AUM in the aggregate.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Total Net
Accrued Carry excludes net accrued carry which was retained as part of the sale of MRE on April 1, 2021. There was no net accrued carry balance for MRE as of December 31, 2025.
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have historically required limited capital resources to support the working capital and operating needs of our business. Our management fees have largely covered our operating costs and all realized performance allocations, after covering the related compensation, are available for distribution to stockholders. Approximately 97% of all capital commitments to our funds are provided by our fund investors, with the remaining amount typically funded by Carlyle, our senior Carlyle professionals, advisors, and other professionals. We may elect to invest additional amounts in new investment areas through increased investment in our funds, which we may subsequently transfer to newly developed products.
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings, cash we receive from our notes offerings, and funds from our senior revolving credit facility, which had
$1.0 billion of available capacity as of December 31, 2025. Although we may consider other financings to invest in growing our business, such as the $800.0 million senior note offering during the year ended December 31, 2025, we believe these sources will be sufficient to fund our capital needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings, and amounts available for borrowing from our senior revolving credit facility or other financings.
Cash and cash equivalents. Cash and cash equivalents were approximately $2.0 billion at December 31, 2025.
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
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash, cash equivalents, and corporate treasury investments (if any) was approximately $1.8 billion as of December 31, 2025. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Revolving Credit Facility. The capacity under the amended and restated revolving credit facility is $1.0 billion, which was amended in May 2025 to extend the maturity date from April 29, 2027 to May 29, 2030. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (4.79% at December 31, 2025). As of December 31, 2025, there were no amounts outstanding under the senior revolving credit facility.
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
Global Credit Revolving Credit Facility. Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. As currently amended, the Global
Credit Revolving Credit Facility provides for a revolving line of credit with a capacity of $300 million, which matures in
September 2027, and a second revolving line of credit with a capacity of $200 million, which was amended in August 2025 to extend the maturity date to August 19, 2026.
The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. As of December 31, 2025, there was no borrowing outstanding under the Global Credit Revolving
Credit Facility.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements.
The Company’s CLO borrowings outstanding were $350.1 million and $289.4 million at December 31, 2025 and 2024, respectively. The CLO borrowings are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO and generally do not have recourse to any other Carlyle entity. As of
December 31, 2025, $330.7 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See
Note 6, Borrowings, to the consolidated financial statements for more information on our CLO borrowings.
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

Our accrued performance allocations by segment as of December 31, 2025, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations(1)	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$5,021.1	$(47.3)	$4,973.8
Global Credit	724.6	(25.5)	699.1
Carlyle AlpInvest	1,874.6	—	1,874.6
Total	$7,620.3	$(72.8)	$7,547.5
Plus: Accrued performance allocations from NGP Carry Funds(2)			326.2
Less: Accrued performance allocation-related compensation			(5,064.7)
Plus: Receivable for giveback obligations from current and former employees			24.2
Less: Deferred taxes on certain foreign accrued performance allocations			(16.0)
Less/Plus: Net accrued performance allocations/giveback obligations attributable to non-controlling interests in consolidated entities			(0.6)
Plus: Net accrued performance allocations attributable to Consolidated Funds, eliminated in consolidation			19.6
Net accrued performance revenues before timing differences			2,836.2
Less/Plus: Timing differences between the period when accrued performance allocations/giveback obligations are realized and the period they are collected/distributed			23.1
Net accrued performance revenues attributable to The Carlyle Group Inc.			$2,859.3
(1)Accrued incentive fees are excluded from net accrued performance revenues.
(2)Accrued performance allocations from NGP funds are presented as principal equity method investments in the consolidated balance sheets.
The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of December 31, 2025, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)			Net Accrued Performance Revenues
	FY 2023	FY 2024	FY 2025
Overall Carry Fund Appreciation/(Depreciation)	7%	8%	8%
Global Private Equity:	5%	7%	7%	$1,940.4
Corporate Private Equity	5%	8%	7%	1,527.1
Real Estate	(1)%	5%	3%	69.9
Infrastructure & Natural Resources	8%	8%	17%	343.4
Global Credit Carry Funds	12%	12%	16%	262.9
Carlyle AlpInvest Carry Funds	10%	9%	6%	656.0
Net Accrued Performance Revenues				$2,859.3
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
dividends or distributions. Certain of the investments attributable to The Carlyle Group Inc. (excluding certain general partner interests, certain strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity.

Investments as of December 31, 2025 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,916.4	$616.0	$3,532.4
Less: Amounts attributable to non-controlling interests in consolidated entities	(388.3)	—	(388.3)
Plus: Investments in Consolidated Funds, eliminated in consolidation	1,047.3	—	1,047.3
Less: Strategic equity method investments in NGP Management	—	(247.4)	(247.4)
Less: Investment in NGP general partners - accrued performance allocations	—	(326.2)	(326.2)
Total investments attributable to The Carlyle Group Inc.	$3,575.4	$42.4	$3,617.8
(1)Represents our total investment in NGP. See Note 4, Investments, to the consolidated financial statements.
Our investments as of December 31, 2025 can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity funds(1)	$1,334.0
Global Credit funds(2)	1,346.3
Carlyle AlpInvest funds	391.9
Total investments in Carlyle Funds, excluding CLOs	3,072.2
Investments in CLOs	419.0
Other investments	126.6
Total investments attributable to The Carlyle Group Inc.	3,617.8
CLO loans and other borrowings collateralized by investments attributable to The Carlyle Group Inc.(3)	(330.7)
Total investments attributable to The Carlyle Group Inc., net of CLO loans and other borrowings	$3,287.1
(1)Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.
This balance also includes amounts bridged by us on behalf of investment funds for which we have entered into warehouse agreements. Under such warehouse agreements, we may elect to transfer investments for a price that differs from fair value.
(2)Includes the Company’s indirect investment in Fortitude through Carlyle FRL, a Carlyle-affiliated investment fund, as discussed in Note 4,
Investments, to the consolidated financial statements. This investment had a carrying value of $722.4 million as of December 31, 2025.
(3)Of the $350.1 million in total CLO borrowings as of December 31, 2025 and as disclosed in Note 6, Borrowings, to the consolidated financial statements, $330.7 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $19.4 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
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
With respect to dividend year 2025, the Board of Directors has declared a dividend to common stockholders totaling
$505.1 million, or $1.40 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2025
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2025	$0.35	$126.3	May 19, 2025	May 27, 2025
Q2 2025	0.35	126.5	August 18, 2025	August 28, 2025
Q3 2025	0.35	125.9	November 10, 2025	November 19, 2025
Q4 2025	0.35	126.4	February 16, 2026	February 20, 2026
Total	$1.40	$505.1
With respect to dividend year 2024, the Board of Directors declared cumulative dividends to common stockholders totaling $502.7 million, consisting of the following:

Common Stock Dividends - Dividend Year 2024
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2024	$0.35	$125.6	May 14, 2024	May 21, 2024
Q2 2024	0.35	125.5	August 16, 2024	August 26, 2024
Q3 2024	0.35	125.2	November 18, 2024	November 25, 2024
Q4 2024	0.35	126.4	February 21, 2025	February 28, 2025
Total	$1.40	$502.7
Dividends to common stockholders paid during the year ended December 31, 2025 totaled $505.1 million, including the amount paid in February 2025 of $0.35 per common share in respect of the fourth quarter of 2024. Dividends to common stockholders paid during the year ended December 31, 2024 totaled $503.0 million, including the amount paid in March 2024 of $0.35 per common share in respect of the fourth quarter of 2023.
Fund Commitments. Generally, up to 3% of all capital commitments to our investment funds are made by Carlyle, our senior Carlyle professionals, advisors, and other professionals. Carlyle will generally commit up to 1% of capital commitments related to our carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our open-end funds and our

CLO vehicles. Our investments in our European CLO vehicles will comply with the risk retention rules as discussed in “Risk
Retention Rules” later in this section.
A substantial majority of the remaining commitments to our investment funds are expected to be funded by senior
Carlyle professionals, operating executives, and other professionals through our internal co-investment program. Of the $3.9 billion of unfunded commitments, approximately $3.2 billion is subscribed individually by senior Carlyle professionals, operating executives, and other professionals, with the balance funded directly by the Company. Approximately 77% of the
$3.9 billion of unfunded commitments relate to investment funds in our Global Private Equity segment.
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator, or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of December 31, 2025, there were no material commitments related to the origination and syndication of loans and securities under the Carlyle Global
Capital Markets platform.
Repurchase Program. For the year ended December 31, 2025, we paid an aggregate of $400.0 million to repurchase and retire approximately 7.5 million shares of common stock. In addition, for the year ended December 31, 2025, we paid an aggregate of $286.5 million and retired 5.1 million shares of common stock to settle tax withholding obligations in connection with net share settlements of equity-based awards, for a total of $686.5 million for approximately 12.7 million shares repurchased or withheld this year. As of December 31, 2025, $165.7 million of repurchase capacity remained under the
$1.4 billion share repurchase program authorized in February 2024, which reflects the cost of common shares repurchased as well as shares settled for tax withholding payments made by the Company related to the net share settlement of equity-based awards. Our Board of Directors reset the total repurchase authorization to $2.0 billion in shares of our common stock, effective as of February 26, 2026. For further information on our repurchase program, see Note 13, Equity, to the consolidated financial statements.
Cash Flows
The following tables summarize our consolidated statements of cash flows by activities attributable to the Company and the Consolidated Funds.

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by the Company’s operating activities	$1,088.6	$1,088.9
Net cash used in the Consolidated Funds’ operating activities, after eliminations	(4,364.1)	(1,848.4)
Net cash used in operating activities	(3,275.5)	(759.5)
Net cash used in investing activities	(99.4)	(77.6)
Net cash used in the Company’s financing activities	(327.2)	(1,172.1)
Net cash provided by the Consolidated Funds’ financing activities, after eliminations	4,317.6	1,854.9
Net cash provided by financing activities	3,990.4	682.8
Effect of foreign exchange rate changes	91.6	(21.3)
Net change in cash, cash equivalents and restricted cash	$707.1	$(175.6)
The consolidated statements of cash flows include the cash flows of our Consolidated Funds, which include certain consolidated investment funds and the CLOs. Generally, the consolidation of the Consolidated Funds has a gross-up effect on our assets, liabilities and cash flows activities. The primary cash flow activities of the Consolidated Funds generally include (i)
purchases of investments, (ii) proceeds from sales of investments, and (iii) net borrowings of the Consolidated Funds.
Contributions from and distributions to the non-controlling interest holders on the consolidated statements of cash flows primarily relate to non-controlling interest holders in the Consolidated Funds. The impact that the Consolidated Funds had on cash flows attributable to the Company for the periods presented were limited to our interest in these funds, which is included in the discussion below. Thus we excluded the Consolidated Funds from the discussion below.
Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities primarily consists of: (i) net cash generated from operating activities, which include the receipt of management fees, realized performance allocations and incentive fees after payments for compensation and general, administrative and other expenses, and (ii) our net investment activity, which include purchases of and proceeds from our investment activities.
For the years ended December 31, 2025 and 2024 we received management fees and realized performance allocations, investment income, and incentive fees of $3.7 billion and $3.6 billion, respectively, partially offset by payments for compensation, income taxes, interest, and general, administrative and other expenses of approximately $2.5 billion and $2.5 billion, respectively, which included 2024 and 2023 year-end bonuses paid in January 2025 and 2024, respectively.
For the years ended December 31, 2025 and 2024, net cash used in our investment activities were $0.3 billion and $0.1 billion, respectively, which primarily represented cash used to fund commitments and investments in our portfolio, partially offset by proceeds related to distributions from our investments. As of December 31, 2025 and 2024, our commitments in our funds were $3.3 billion and $2.8 billion, respectively. We expect our commitments in our funds will continue to increase with the growth of our assets under management and our investments in new products.
Net cash used in investing activities. For the years ended December 31, 2025 and 2024, cash used in investing activities primarily reflected capital expenditures related to information technology, leasehold improvements, and other fixed assets of $99.4 million and $77.7 million, respectfully.
Net cash provided by (used in) financing activities. For the year ended December 31, 2025, we issued $800.0 million of 5.050% senior notes due 2035. For the year ended December 31, 2024, we paid $68.8 million in January 2024, representing the final annual installment of the deferred consideration payable to former Carlyle Holdings unitholders in connection with the
Conversion. For the years ended December 31, 2025 and 2024, we paid dividends to our common stockholders of $505.1 million and $503.0 million, respectively, and we paid $686.5 million and $554.6 million, respectively, to repurchase and retire
12.7 million and 12.3 million shares, respectively, which included shares retired in connection with the net share settlement of equity-based awards.
Our Balance Sheet
Total assets were $29.1 billion at December 31, 2025, an increase of $6.0 billion from December 31, 2024. The increase in total assets was primarily attributable to an increase in Investments in Consolidated Funds of $4.7 billion, primarily due to the consolidation of six additional CLOs in 2025 compared to 2024, and an increase in Cash and cash equivalents of $0.7 billion. Refer to “—Cash Flows” in Part II, Item 8 of this Annual Report on Form 10-K for details on the increase in Cash and cash equivalents.
Total liabilities were $22.1 billion at December 31, 2025, an increase of $5.3 billion from December 31, 2024. The increase in liabilities was primarily attributable to an increase in Loans payable of Consolidated Funds of $3.6 billion, and an increase in Debt obligations of $0.9 billion. The increase in Debt obligations was driven by our issuance of $800.0 million of
5.050% senior notes due 2035 in 2025.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 17, Supplemental Financial
Information, to the consolidated financial statements included in this Annual Report on Form 10-K. At December 31, 2025, our total assets without the effect of the Consolidated Funds were $16.5 billion, including cash and cash equivalents of $2.0 billion and Investments, including accrued performance allocations, of $12.2 billion.
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
For further information regarding our off-balance sheet arrangements, see Note 2, Summary of Significant Accounting
Policies, and Note 8, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report on Form 10-K. Other than what we have disclosed in this Annual Report on Form 10-K, we do not have any other off-balance sheet arrangements that would require us to fund losses or guarantee target returns to investors in any of our other investment fund.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2025 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	2026	2027-2028	2029-2030	Thereafter	Total
	(Dollars in millions)
Debt obligations(1)	$55.5	$128.9	$447.0	$2,393.7	$3,025.1
Interest payable(2)	147.6	288.1	261.1	1,662.8	2,359.6
Other consideration(3)	18.3	5.6	—	—	23.9
Operating lease obligations(4)	74.6	149.8	132.9	197.8	555.1
Capital commitments to Carlyle funds(5)	3,908.1	—	—	—	3,908.1
Tax receivable agreement payments(6)	8.2	8.0	14.8	40.8	71.8
Loans payable of Consolidated Funds(7)	412.9	826.9	825.7	12,092.5	14,158.0
Unfunded commitments of the CLOs(8)	21.0	—	—	—	21.0
Consolidated contractual obligations	4,646.2	1,407.3	1,681.5	16,387.6	24,122.6
Loans payable of Consolidated Funds(7)	(412.9)	(826.9)	(825.7)	(12,092.5)	(14,158.0)
Capital commitments to Carlyle funds(5)	(3,256.4)	—	—	—	(3,256.4)
Unfunded commitments of the CLOs(8)	(21.0)	—	—	—	(21.0)
Carlyle Operating Entities contractual obligations	$955.9	$580.4	$855.8	$4,295.1	$6,687.2
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
(2)The interest rates on the debt obligations as of December 31, 2025 consist of: 3.500% on $425.0 million of senior notes, 5.050% on $800.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and a range of approximately 3.64% to 10.21% for our CLO term loans. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
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

(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of December 31, 2025, at spreads to market rates pursuant to the debt agreements, and range from 1.65% to 10.90%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.
Excluded from the table above are liabilities for uncertain tax positions of $41.4 million at December 31, 2025 as we are unable to estimate when such amounts may be paid.
Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Abingworth, which are accounted for as compensation expense, and are accrued over the service period. If earned, payments are made in the quarter following the performance year to which the payments relate. The contingent cash obligations relate to future incentive payments of up to
$130.0 million that are payable upon the achievement of certain performance targets during 2025 through 2028, which is the maximum amount that could be paid as of December 31, 2025. Through December 31, 2025, we paid $4.3 million related to these contingent obligations.
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
The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated financial statements as of
December 31, 2025.
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

Carlyle Common Stock
A rollforward of our common stock outstanding for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended Ended December 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	357,183,632	361,326,172
Shares issued	7,714,141	4,842,417
Shares repurchased/retired	(7,523,750)	(8,984,957)
Balance, end of period	357,374,023	357,183,632
Shares of The Carlyle Group Inc. common stock issued during the period presented in the tables above relate to the vesting of the Company’s restricted stock units and shares issued and delivered in connection with our equity method investment in NGP during the years ended December 31, 2025 and 2024. Shares of The Carlyle Group Inc. common stock repurchased during the years ended December 31, 2025 and 2024 relate to shares repurchased and subsequently retired as part of our share repurchase programs. Shares of The Carlyle Group Inc. common stock issued and repurchased/retired during the years ended December 31, 2025 and 2024 include shares retired as part of the net share settlement of equity-based awards.
The total shares as of December 31, 2025 as shown above exclude approximately 3.8 million net common shares, representing the vesting of restricted stock units subsequent to December 31, 2025 that will participate in the common shareholder dividend that will be paid on February 20, 2026.
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
Basis of Accounting. The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP.
Management has determined that the Company’s funds are investment companies under U.S. GAAP for the purposes of financial reporting. U.S. GAAP for an investment company requires investments to be recorded at estimated fair value and the unrealized gains and/or losses in an investment’s fair value are recognized on a current basis in the consolidated statements of operations. Additionally, the funds do not consolidate their majority-owned and controlled investments. In the preparation of its consolidated financial statements, the Company has retained the specialized accounting for the Funds.
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
Performance Allocations. As of December 31, 2025, we had accrued performance allocations of $7.6 billion.
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
Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in each respective partnership agreement, the Company recognizes revenues attributable to performance allocations based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized as investment income related to performance allocations reflects the Company’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty in measuring the fair value of investments in the absence of observable market prices as discussed below, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material. If, at December 31, 2025, all of the investments held by the Company’s funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be
$1.5 billion, on an after-tax basis where applicable, of which approximately $0.6 billion would be the responsibility of current and former senior Carlyle professionals.
See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this
Annual Report on Form 10-K for information related to performance allocations for various fund types, preferred return hurdle rates, the timing of performance allocation recognition in investment income, and the potential for performance allocation income reversal.
Performance Allocation Related Compensation. As of December 31, 2025, we had accrued performance allocations and incentive fee related compensation of $5.1 billion. A portion of the performance allocations earned is due to employees and advisers of the Company. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance allocation revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. Accordingly, upon a reversal of performance allocation revenue, the related compensation expense, if any, is also reversed.
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
As of December 31, 2025, we had gross deferred tax assets of $1.8 billion. The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded on the Company’s gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of the Company’s deferred tax assets, all evidence, both positive and negative, is evaluated. As of
December 31, 2025, we recorded a valuation allowance of $74.0 million on our gross deferred tax assets. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. Changes in judgment as it relates to the realizability of these assets, as well as potential changes in corporate tax rates would have the effect of significantly reducing the value of the deferred tax assets.
Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established, which is included in accounts payable, accrued expenses and other liabilities in the consolidated financial statements. As of December 31, 2025, we had unrecognized tax benefits of $41.4 million, which if recognized would result in a reduction in the provision for income taxes of $29.2 million.
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
Principal Equity Method Investments. The Company accounts for all investments in which it has or is otherwise presumed to have significant influence, including investments in the unconsolidated funds and strategic investments, using the equity method of accounting. The carrying value of equity method investments is determined based on amounts invested by the
Company, adjusted for the equity in earnings or losses of the investee allocated based on the respective partnership or other agreement, less distributions received. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
Our equity method investment in NGP entitles us to up to 55% of the management fee related revenue of the NGP entities that serve as advisors to the NGP Energy Funds and is subject to impairment under the U.S. GAAP accounting for equity method investments. We evaluate our equity method investment in NGP for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, but no less than quarterly. For example, challenges with fundraising, lower future management fees, or a change in our economic arrangement could cause an impairment of our investment in NGP in the future. For more information on the Restructuring and the resulting impairment of our investment in NGP, see Note 4, Investments, to the consolidated financial statements.
Equity-based Compensation. During the year ended December 31, 2025, we recognized $374.7 million in equity-based compensation expense. Compensation expense relating to the issuance of equity-based awards to Carlyle employees is measured at fair value on the grant date. In determining the aggregate grant-date fair value of awards with market-based conditions, we use a Monte Carlo simulation which requires certain assumptions and estimates such as the volatility of our future share price, and changes in those assumptions could result in materially different results. Of the $374.7 million in equity-
based compensation expense recognized during the year ended December 31, 2025, approximately $115.8 million related to awards with market-based conditions.
Intangible Assets and Goodwill. The Company’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair value of these identifiable assets and liabilities is recorded as goodwill. These valuations require management to make significant judgments, assumptions and estimates. The allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over their estimated useful lives, whereas goodwill is not amortized.
As of December 31, 2025, we had intangible assets, net of accumulated amortization, of $507.1 million, including
$104.6 million of goodwill. Our finite-lived intangible assets have estimated useful lives which range from four to eight years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1 and between annual tests when events and circumstances indicate that impairment may have occurred.
Impairment testing requires the assessment of both qualitative and quantitative factors, including, but not limited to whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions and estimates. As of December 31, 2025, we continue to believe our intangible assets and goodwill are not impaired.
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
The following table summarizes the incremental impact, including our Consolidated Funds, of a 10% change in total remaining fair value by segment as of December 31, 2025 on our performance allocations revenue:

	10% Increase in Total Remaining Fair Value	10% Decrease in Total Remaining Fair Value
	(Dollars in millions)
Global Private Equity	$2,030.7	$(2,797.7)
Global Credit	245.6	(287.7)
Carlyle AlpInvest	448.0	(505.9)
Total	$2,724.3	$(3,591.3)
The effect of the variability in performance allocations revenue would be in part offset by performance allocation related compensation.
Effect on Assets Under Management
Generally, our Fee-earning assets under management are not affected by changes in valuation. However, total assets under management is impacted by valuation changes to net asset value. The table below shows the remaining fair value:

Remaining Fair Value
(Dollars in millions)
Global Private Equity	$124,800
Global Credit	$191,995
Carlyle AlpInvest	$72,399
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
dollar currencies. We estimate that as of December 31, 2025, if there was a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar, the impact on our consolidated results of operations for the year then ended would be as follows: (a) fund management fees would decrease by $60.5 million, (b) performance allocations would decrease by $27.0 million, and (c) principal investment income would increase by $1.5 million.
Interest Rate Risk
We have obligations under our CLO term loans that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. The CLO term loans incur interest at
EURIBOR or SOFR plus an applicable rate. We do not have any interest rate swaps in place for these borrowings.

Based on our debt obligations payable as of December 31, 2025, we estimate that interest expense relating to variable rates would increase by approximately $3.5 million on an annual basis in the event interest rates were to increase by one percentage point.
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Carlyle Group Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Carlyle Group Inc. (the Company) as of December 31,
2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the
“consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in
Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(2013 framework) and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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

Measurement of principal equity method investments, including accrued performance allocations

Description of the Matter
At December 31, 2025, the carrying value of the Company’s investments totaled approximately $11.2 billion. As discussed in Notes 2 and 4 to the consolidated financial statements, a significant input to the measurement of the Company’s principal equity method investments in the funds and accrued performance allocations, is management’s estimate of the fair value of the investments held by each fund. Management estimates the fair value of the funds’ investments, including investments in the equity of private operating companies, real estate properties and certain debt positions, by applying the methodologies outlined in
Notes 2 and 4 and using unobservable inputs and assumptions.
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
February 27, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Carlyle Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited The Carlyle Group Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (2013 framework) (the COSO criteria). In our opinion, The Carlyle Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 27, 2026

The Carlyle Group Inc.
Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$1,970.2	$1,266.0
Cash and cash equivalents held at Consolidated Funds	1,235.1	830.4
Investments, including accrued performance allocations of $7,620.3 and $7,053.5 as of December 31, 2025 and 2024, respectively	11,152.7	10,936.7
Investments of Consolidated Funds	12,519.8	7,782.4
Due from affiliates and other receivables, net	834.8	805.6
Due from affiliates and other receivables of Consolidated Funds, net	206.4	237.1
Fixed assets, net	224.9	185.3
Lease right-of-use assets, net	331.9	341.4
Deposits and other	100.9	56.9
Intangible assets, net	507.1	634.1
Deferred tax assets	32.2	27.6
Total assets	$29,116.0	$23,103.5
Liabilities and equity
Debt obligations	$2,997.0	$2,143.5
Loans payable of Consolidated Funds	10,426.0	6,864.2
Accounts payable, accrued expenses and other liabilities	543.7	389.8
Accrued compensation and benefits	5,849.4	5,446.6
Due to affiliates	203.9	241.9
Deferred revenue	129.2	138.7
Deferred tax liabilities	106.3	137.0
Other liabilities of Consolidated Funds	1,260.4	861.6
Lease liabilities	470.2	488.6
Accrued giveback obligations	72.8	44.0
Total liabilities	22,058.9	16,755.9
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (357,374,023 and 357,183,632 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	3.6	3.6
Additional paid-in capital	4,285.8	3,892.3
Retained earnings	1,642.3	2,040.8
Accumulated other comprehensive loss	(170.2)	(329.8)
Non-controlling interests in consolidated entities	1,295.6	740.7
Total equity	7,057.1	6,347.6
Total liabilities and equity	$29,116.0	$23,103.5
See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Operations
(Dollars in millions, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Fund management fees	$2,396.6	$2,188.1	$2,043.2
Incentive fees	190.5	133.5	93.7
Investment income
Performance allocations	1,222.5	2,015.7	(88.6)
Principal investment income	119.2	238.7	133.4
Total investment income	1,341.7	2,254.4	44.8
Interest and other income	215.7	218.2	212.1
Interest and other income of Consolidated Funds	635.3	631.6	570.1
Total revenues	4,779.8	5,425.8	2,963.9
Expenses
Compensation and benefits
Cash-based compensation and benefits	895.2	875.5	1,023.7
Equity-based compensation	374.7	467.9	249.1
Performance allocations and incentive fee related compensation	936.3	1,361.5	1,103.7
Total compensation and benefits	2,206.2	2,704.9	2,376.5
General, administrative and other expenses	784.3	665.6	652.1
Interest	123.9	121.0	123.8
Interest and other expenses of Consolidated Funds	624.3	564.9	419.1
Other non-operating (income) expenses	(0.2)	(0.3)	0.2
Total expenses	3,738.5	4,056.1	3,571.7
Other income
Net investment income of Consolidated Funds	117.9	24.0	6.9
Income (loss) before provision for income taxes	1,159.2	1,393.7	(600.9)
Provision (benefit) for income taxes	214.5	302.6	(104.2)
Net income (loss)	944.7	1,091.1	(496.7)
Net income attributable to non-controlling interests in consolidated entities	136.0	70.7	111.7
Net income (loss) attributable to The Carlyle Group Inc.	$808.7	$1,020.4	$(608.4)
Net income (loss) attributable to The Carlyle Group Inc. per common share (see Note 12)
Basic	$2.25	$2.85	$(1.68)
Diluted	$2.18	$2.77	$(1.68)
Weighted-average common shares
Basic	359,681,070	358,584,203	361,395,823
Diluted	370,914,035	368,024,612	361,395,823
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$944.7	$1,091.1	$(496.7)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of income tax (benefit) expense of $(8.9), $(11.8) and $10.9 for the years ended December 31, 2025, 2024 and 2023, respectively	168.2	(39.8)	41.7
Defined benefit plans, net
Unrealized net income (loss) for the period, net of income tax (benefit) expense of $1.7, $0.9 and $(1.3) for the years ended December 31, 2025, 2024 and 2023, respectively	4.7	2.8	(3.9)
Less: reclassification adjustment for unrecognized loss during the period included in base compensation expense, net of income tax benefit of $(0.1), $(0.1) and $(0.1) for the years ended December 31, 2025, 2024 and 2023, respectively	(0.3)	(0.2)	(0.3)
Other comprehensive income (loss)	172.6	(37.2)	37.5
Comprehensive income (loss)	1,117.3	1,053.9	(459.2)
Comprehensive income attributable to non-controlling interests in consolidated entities	149.0	66.0	124.3
Comprehensive income (loss) attributable to The Carlyle Group Inc.	$968.3	$987.9	$(583.5)
See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Changes in Equity
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2022	362.3	$3.6	$3,138.5	$3,401.1	$(322.2)	$600.3	$6,821.3
Shares repurchased	(6.5)	—	—	(203.5)	—	—	(203.5)
Net shares issued for equity-based awards	5.5	—	—	—	—	—	—
Equity-based compensation	—	—	255.1	—	—	—	255.1
Dividend-equivalent rights on certain equity- based awards	—	—	9.4	(9.4)	—	—	—
Contributions	—	—	—	—	—	177.0	177.0
Dividends and distributions	—	—	—	(497.7)	—	(139.7)	(637.4)
Net income (loss)	—	—	—	(608.4)	—	111.7	(496.7)
Deconsolidation of Consolidated Entities	—	—	—	—	—	(168.8)	(168.8)
Currency translation adjustments	—	—	—	—	29.1	12.6	41.7
Defined benefit plans, net	—	—	—	—	(4.2)	—	(4.2)
Balance at December 31, 2023	361.3	$3.6	$3,403.0	$2,082.1	$(297.3)	$593.1	$5,784.5
Shares repurchased	(9.0)	(0.1)	—	(395.6)	—	—	(395.7)
Net shares issued for equity-based awards	4.9	—	—	(159.0)	—	—	(159.0)
Equity-based compensation	—	0.1	476.1	—	—	—	476.2
Dividend-equivalent rights on certain equity- based awards	—	—	13.2	(13.2)	—	—	—
Contributions	—	—	—	—	—	319.5	319.5
Dividends and distributions	—	—	—	(503.0)	—	(178.4)	(681.4)
Net income	—	—	—	1,020.4	—	70.7	1,091.1
Change in ownership of a Consolidated Entity	—	—	—	9.1	—	(9.1)	—
Deconsolidation of Consolidated Entities	—	—	—	—	—	(50.4)	(50.4)
Currency translation adjustments	—	—	—	—	(35.1)	(4.7)	(39.8)
Defined benefit plans, net	—	—	—	—	2.6	—	2.6
Balance at December 31, 2024	357.2	$3.6	$3,892.3	$2,040.8	$(329.8)	$740.7	$6,347.6
Shares repurchased	(7.5)	(0.1)	—	(399.9)	—	—	(400.0)
Net shares issued for equity-based awards	7.7	—	—	(286.5)	—	—	(286.5)
Equity-based compensation	—	0.1	377.8	—	—	—	377.9
Dividend-equivalent rights on certain equity- based awards	—	—	15.7	(15.7)	—	—	—
Initial consolidation of a Consolidated Entity	—	—	—	—	—	35.0	35.0
Contributions	—	—	—	—	—	711.7	711.7
Dividends and distributions	—	—	—	(505.1)	—	(340.8)	(845.9)
Net income	—	—	—	808.7	—	136.0	944.7
Currency translation adjustments	—	—	—	—	155.2	13.0	168.2
Defined benefit plans, net	—	—	—	—	4.4	—	4.4
Balance at December 31, 2025	357.4	$3.6	$4,285.8	$1,642.3	$(170.2)	$1,295.6	$7,057.1
See accompanying notes.

The Carlyle Group Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$944.7	$1,091.1	$(496.7)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	192.1	184.1	180.6
Equity-based compensation	374.7	467.9	249.1
Non-cash performance allocations and incentive fees, net	(278.5)	(359.3)	1,572.8
Non-cash principal investment (income) loss	(93.8)	(209.6)	(123.9)
Other non-cash amounts	33.9	1.8	23.8
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	(16.5)	(96.4)	(246.9)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(101.5)	72.4	240.0
Purchases of investments by Consolidated Funds	(11,700.4)	(7,447.9)	(3,084.7)
Proceeds from sales and settlements of investments by Consolidated Funds	6,413.4	5,493.2	2,348.8
Non-cash interest income, net	(29.2)	(20.8)	(27.2)
Change in cash and cash equivalents held at Consolidated Funds	119.3	(526.3)	(171.8)
Change in other receivables held at Consolidated Funds	50.2	(99.5)	(30.1)
Change in other liabilities held at Consolidated Funds	170.7	508.0	97.1
Purchases of investments	(403.6)	(385.9)	(301.2)
Proceeds from the sale of investments	832.9	498.0	472.2
Payments of contingent consideration	(2.7)	(4.1)	(68.6)
Changes in deferred taxes, net	(29.8)	91.2	(368.7)
Change in due from affiliates and other receivables	44.7	(27.6)	(33.4)
Change in deposits and other	(41.0)	8.5	6.3
Change in accounts payable, accrued expenses and other liabilities	149.7	58.8	(33.2)
Change in accrued compensation and benefits	95.1	(37.1)	10.6
Change in due to affiliates	27.0	(11.7)	(14.5)
Change in lease right-of-use assets and lease liabilities	(10.4)	(8.1)	(10.8)
Change in deferred revenue	(16.5)	(0.2)	15.3
Net cash provided by (used in) operating activities	(3,275.5)	(759.5)	204.9
Cash flows from investing activities
Purchases of corporate treasury investments	—	(5.0)	(187.3)
Proceeds from corporate treasury investments	—	5.1	210.3
Purchases of fixed assets, net	(99.4)	(77.7)	(66.6)
Net cash used in investing activities	(99.4)	(77.6)	(43.6)

The Carlyle Group Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities
Borrowings under credit facilities	—	10.4	—
Repayments under credit facilities	—	(10.4)	—
Issuance of 5.050% senior notes due 2035, net of financing costs	794.9	—	—
Proceeds from CLO borrowings, net of financing costs	90.0	0.7	12.0
Payments on CLO borrowings	(56.5)	(120.5)	(17.2)
Net borrowings on loans payable of Consolidated Funds	4,012.5	1,825.0	700.6
Dividends to common stockholders	(505.1)	(503.0)	(497.7)
Payment of deferred consideration for Carlyle Holdings units	—	(68.8)	(68.8)
Contributions from non-controlling interest holders	711.7	319.5	177.0
Distributions to non-controlling interest holders	(340.8)	(178.4)	(139.7)
Common shares repurchased and net share settlement of equity awards	(686.5)	(554.6)	(203.5)
Change in due to/from affiliates financing activities	(29.8)	(37.1)	(62.3)
Net cash provided by (used in) financing activities	3,990.4	682.8	(99.6)
Effect of foreign exchange rate changes	91.6	(21.3)	18.9
Increase (decrease) in cash, cash equivalents and restricted cash	707.1	(175.6)	80.6
Cash, cash equivalents and restricted cash, beginning of period	1,266.5	1,442.1	1,361.5
Cash, cash equivalents and restricted cash, end of period	$1,973.6	$1,266.5	$1,442.1
Supplemental cash disclosures
Cash paid for interest	$91.7	$93.6	$91.8
Cash paid for income taxes	$153.1	$218.8	$250.1
Supplemental non-cash disclosures
Initial consolidation of Consolidated Funds	$33.0	$—	$—
Net asset impact of deconsolidation of Consolidated Funds	$(512.5)	$(131.2)	$(110.4)
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,970.2	$1,266.0	$1,440.3
Restricted cash	3.4	0.5	1.8
Total cash, cash equivalents and restricted cash, end of period	$1,973.6	$1,266.5	$1,442.1
Cash and cash equivalents held at Consolidated Funds	$1,235.1	$830.4	$346.0
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its consolidated subsidiaries. In addition, certain Carlyle-affiliated funds, related co-investment entities, and certain CLOs managed by the Company
(collectively, the “Consolidated Funds”) have been consolidated in the accompanying financial statements. Generally, the consolidation of the Consolidated Funds has a gross-up effect on assets, liabilities and cash flows, but has no net effect on the net income attributable to the Company beyond the capital contributed by the Company to the Consolidated Funds. The economic ownership interests of the other investors in the Consolidated Funds are reflected as non-controlling interests in consolidated entities in the accompanying consolidated financial statements. All of the investments held by the Consolidated
Funds and notes issued by the consolidated CLOs are presented at their estimated fair values in the Company’s consolidated balance sheets. Interest and other income of the Consolidated Funds, interest expense and other expenses of the Consolidated
Funds, and net investment income (losses) of Consolidated Funds are included in the Company’s consolidated statements of operations.
Management has determined that the Company’s funds are investment companies under U.S. GAAP for the purposes of financial reporting. U.S. GAAP for an investment company requires investments to be recorded at estimated fair value and the unrealized gains and/or losses in an investment’s fair value are recognized on a current basis in the statements of operations.
Additionally, the funds do not consolidate their majority-owned and controlled investments. In the preparation of these consolidated financial statements, the Company has retained the specialized accounting for the funds.
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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
As of December 31, 2025, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $14.0 billion and $11.7 billion, respectively. As of December 31, 2024, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $8.9 billion and $7.7 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees and contingent incentive fees have been eliminated as intercompany transactions. As of December 31, 2025, the Company held $451.6 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include certain investment funds in the Global Private Equity segment that are accounted for as consolidated VIEs due to the
Company providing financing to bridge investment purchases. As of December 31, 2025, the Company held $1.1 billion of notes receivable and investments related to these investment funds which represents its maximum risk of loss. The Company’s
Consolidated Funds also include certain funds in the Global Credit and Carlyle AlpInvest segments that are accounted for as consolidated VIEs due to the Company having either a significant direct interest in these funds or significant indirect interest via the Company’s investment in Fortitude (see Note 4, Investments).
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Company consolidates those entities it controls through a majority voting interest.
All significant inter-entity transactions and balances of entities consolidated have been eliminated.
Investments in Unconsolidated Variable Interest Entities
The Company holds variable interests in certain VIEs that are not consolidated because the Company is not the primary beneficiary, including its investments in certain credit vehicles and certain Carlyle AlpInvest vehicles, as well as its strategic investment in NGP Management Company, L.L.C. (“NGP Management” and, together with its affiliates, “NGP”).
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

	As of December 31,
	2025	2024
	(Dollars in millions)
Investments	$776.5	$942.6
Accrued performance allocations	756.0	580.8
Management fee receivables	57.2	62.4
Total	$1,589.7	$1,585.8
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of
December 31, 2025 and 2024.

The Carlyle Group Inc.
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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
Within the Global Credit segment, for CLOs and other structured products, management fees generally range from
0.4% to 0.5% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO and are generally due quarterly in arrears based on the terms and recognized over the respective period. Management fees for the CLOs and other structured products are governed by indentures and collateral management agreements. The Company will receive management fees for the CLOs, generally for five to ten years after issuance, including after the CLO redemption date until all eligible assets are disposed of or at such time the collateral manager waives fees at its discretion. Management fees for the business development companies are due quarterly in arrears at annual rates that range from 1.0% of capital under management to 1.5% of gross assets, excluding cash and cash equivalents. Management fees for CTAC are due monthly in arrears at an annual rate of 1.0% of the month-end value of the CTAC’s net assets. Carlyle Aviation Partners’ funds have varying management fee arrangements depending on the strategy of the particular fund. Under the strategic advisory services agreement with Fortitude, the Company earns a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed upon range based on Fortitude’s overall profitability and is due quarterly in arrears. Management fees for certain of our perpetual capital strategies and separately managed accounts in Global Credit have annual rates that generally range from 0.10% to 0.75%, which are charged based on invested capital or the fair value of the underlying assets, though management fee arrangements vary depending on the strategy of the particular account.
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
The investment advisers to the CAPM and CAPS funds are entitled to receive a monthly management fee generally equal to
1.25% on an annualized basis of the fund’s net asset value as of the last day of the month.
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
Transaction and advisory fees allocable to funds that do not pay fund management fees do not have a rebate offset. The
Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global
Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of
$206.0 million, $152.5 million and $68.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, net of rebate offsets as defined in the respective fund limited partnership agreements.
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
Incentive Fees
The Company is also entitled to receive performance-based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, incentive fees are recognized when the performance benchmark has been achieved. Incentive fees are variable consideration because they are contingent upon the investment vehicle achieving stipulated investment return hurdles. Investment returns are highly susceptible to market factors outside of the Company’s influence. Accordingly, incentive fees are constrained until all uncertainty is resolved. Estimates of future period incentive fees are generally not included in the transaction price because these estimates are constrained. The transaction price for incentive fees is generally the amount determined at the end of each accounting period to which they relate because that is when the uncertainty for that period is resolved, as these fees are not subject to clawback. In such arrangements, the Company is entitled to an incentive fee allocation generally between 10.0% and
17.5% of either pre-incentive investment income or net profits, in some instances subject to a quarterly hurdle rate and catch-
up, payable quarterly.
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
Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of December 31, 2025 and 2024, the Company accrued $72.8 million and $44.0 million for giveback obligations, respectively.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying consolidated statements of operations. Interest income of the Consolidated Funds was $577.2 million, $577.6 million and
$512.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in interest and other income of Consolidated Funds in the accompanying consolidated statements of operations.
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees and certain other interests earned is due to employees and advisors of the Company. These amounts are accounted for as profit sharing interests in compensation expense in a systematic and rational manner in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. The liability is measured assuming the hypothetical liquidation of the associated funds’ underlying investments as of the measurement date. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As any vesting requirement is accelerated upon realization, the service period is not considered substantive when recording the liability based on the hypothetical liquidation value. As of December 31, 2025 and 2024, the Company recorded a liability of $5.1 billion and $4.8 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying consolidated balance sheets.
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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
Generally, the loan and bond assets of the CLOs are not publicly traded and are classified as Level III. The fair values of the CLO structured asset positions are determined based on both discounted cash flow analyses and third-party quotes. Those analyses consider the position size, liquidity, current financial condition of the CLOs, the third-party financing environment, reinvestment rates, recovery lags, discount rates, and default forecasts and are compared to broker quotations from market makers and third-party dealers.
The Company measures the CLO loan payables held by third-party beneficial interest holders on the basis of the fair value of the financial assets of the CLO and the beneficial interests held by the Company. The Company continues to measure the CLO loans payable that it holds at fair value based on relevant pricing services or discounted cash flow analyses, as described above.
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies, and templates prepared by the Company’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Company’s Chief Accounting Officer. The valuation group is responsible for maintaining the Company’s valuation policy and related guidance, templates, and systems that are designed to be consistent with the guidance found in ASC 820. These valuations, inputs, and preliminary conclusions are reviewed by the fund management teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which include the respective fund head(s), segment head, chief financial officer, and chief accounting officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which includes the Company’s Chief Executive
Officer, Chief Risk Officer, Chief Financial Officer, Chief Accounting Officer, and the business segment heads, and is observed by the Chief Compliance Officer, the Chief Audit Executive, the Company’s Audit Committee, and others. Additionally, each quarter a sample of valuations are reviewed by external valuation firms. Valuations of the funds’ investments are used in the calculation of accrued performance allocations.
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
Equity Method Investments
The Company accounts for all investments in which it has or is otherwise presumed to have significant influence, including investments in unconsolidated investment funds and the Company’s investment in NGP, using the equity method of accounting. The carrying value of equity method investments is determined based on amounts invested by the Company, adjusted for the equity in earnings or losses of the investee (including performance allocations) allocated based on the respective partnership agreement, less distributions received. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
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
Restricted Cash
Restricted cash primarily represents cash held by the Company’s foreign subsidiaries due to certain government regulatory capital requirements as well as certain amounts held on behalf of Carlyle funds. As of December 31, 2025 and 2024, the Company held restricted cash of $3.4 million and $0.5 million, respectively, which are included in Deposits and other in the consolidated balance sheets.
Corporate Treasury Investments
Corporate treasury investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase
(“Repurchase Agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under Repurchase Agreements on terms that permit the counterparties to repledge or resell the securities to others. As of December 31, 2025, $339.5 million of securities were transferred to counterparties under Repurchase Agreements and are included within investments in the consolidated balance sheets. Cash received under Repurchase Agreements is recognized as a liability within debt obligations in the consolidated balance sheets.
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
Leases
The Company accounts for its leases in accordance with ASC 842, Leases, and recognizes a lease liability and right-
of-use (“ROU”) asset in the consolidated balance sheets for contracts that it determines are leases or contain a lease. The
Company’s leases primarily consist of operating leases for office space in various countries around the world. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company does not separate non-
lease components from lease components for its office space and equipment operating leases and instead accounts for each separate lease component and its associated non-lease component as a single lease component. ROU assets represent the
Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease ROU assets include initial direct costs incurred by the
Company and are presented net of deferred rent and lease incentives. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
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
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) comprise foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
	(Dollars in millions)
Currency translation adjustments	$(172.7)	$(327.9)
Unrealized losses on defined benefit plans	2.5	(1.9)
Total	$(170.2)	$(329.8)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are remeasured at period-end rates of exchange, and the consolidated statements of operations are remeasured at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $(19.2) million, $2.5 million and
$(13.6) million for the years ended December 31, 2025, 2024 and 2023, respectively, are included in general, administrative and other expenses in the consolidated statements of operations.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the
Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosure, which requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories, as well as disclosure of income taxes paid disaggregated by jurisdiction. The guidance was effective for annual periods beginning after December 15, 2024, with early adoption permitted.
The Company adopted this guidance effective for the fiscal year ended December 31, 2025 on a retrospective basis for the comparative periods presented, and the related disclosures are included in the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disaggregated disclosures of certain categories of expenses on an annual and interim basis including employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The
Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
3. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy levels as disclosed in Note 2, Summary of Significant Accounting Policies, as of December 31, 2025:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds(1):
Equity securities(2)	$132.0	$18.2	$1,094.8	$1,245.0
Bonds	—	—	691.2	691.2
Loans	—	—	9,249.8	9,249.8
	132.0	18.2	11,035.8	11,186.0
Investments in CLOs and other:
Investments in CLOs	—	—	349.0	349.0
Other investments(3)	112.0	20.9	94.6	227.5
	112.0	20.9	443.6	576.5
Foreign currency forward contracts	—	4.8	—	4.8
Subtotal	$244.0	$43.9	$11,479.4	$11,767.3
Investments measured at net asset value				1,340.6
Total				$13,107.9
Liabilities
Loans payable of Consolidated Funds(4)(5)	$—	$—	$9,423.1	$9,423.1
Foreign currency forward contracts	—	4.4	—	4.4
Total	$—	$4.4	$9,423.1	$9,427.5
(1)This balance excludes $1.3 billion of Investments of Consolidated Funds that are included in Investments measured at net asset value, which relate to certain consolidated investment fund of funds in the Company’s Carlyle AlpInvest segment.
(2)This balance includes $989.4 million related to investments that have been bridged by the Company to investment funds and are accounted for as consolidated VIEs as of December 31, 2025. The Company’s subsidiary, which is accounted for as a consolidated
VIE, has entered into warehouse agreements with certain funds to transfer certain of these investments at a price agreed upon by the parties, which may differ from fair value.
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
(5)Loans payable of Consolidated Funds balance excludes $939.9 million of senior notes measured at amortized cost and a
$63.0 million revolving credit balance, which relate to certain consolidated investment fund of funds in the Company’s Carlyle
AlpInvest segment.

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
(5)Loans payable of Consolidated Funds balance excludes a $55.1 million revolving credit balance, which related to certain consolidated investment fund of funds in the Company’s Carlyle AlpInvest segment.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets Year Ended December 31, 2025
	Investments of Consolidated Funds			Investments in CLOs		Total
	Equity securities	Bonds	Loans		Other investments
Balance, beginning of period	$572.0	$465.1	$6,431.4	$378.9	$85.1	$7,932.5
Initial consolidation/deconsolidation of funds(1)	—	(140.3)	(1,176.7)	23.5	—	(1,293.5)
Transfer out related to the Exchange(2)	—	—	—	—	(50.4)	(50.4)
Purchases	672.8	664.2	9,434.7	32.4	147.1	10,951.2
Sales and distributions	(88.7)	(356.1)	(4,145.0)	(131.8)	(89.4)	(4,811.0)
Settlements	—	(1.0)	(1,557.2)	—	—	(1,558.2)
Realized and unrealized gains (losses), net
Included in earnings	(61.3)	5.2	(102.8)	22.4	2.2	(134.3)
Included in other comprehensive income	—	54.1	365.4	23.6	—	443.1
Balance, end of period	$1,094.8	$691.2	$9,249.8	$349.0	$94.6	$11,479.4
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(67.8)	$0.1	$(83.7)	$22.3	$1.6	$(127.5)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$21.2	$184.0	$24.2	$—	$229.4

	Financial Assets Year Ended December 31, 2024
	Investments of Consolidated Funds			Investments in CLOs		Total
	Equity securities	Bonds	Loans		Other investments
Balance, beginning of period	$377.6	$522.5	$5,862.1	$532.6	$84.6	$7,379.4
Deconsolidation of funds(3)	—	(34.1)	(1,219.5)	2.3	—	(1,251.3)
Purchases	199.5	335.3	6,867.6	4.0	36.5	7,442.9
Sales and distributions	(11.7)	(343.4)	(3,090.3)	(184.4)	(10.0)	(3,639.8)
Settlements	—	(1.6)	(1,882.8)	—	—	(1,884.4)
Realized and unrealized gains (losses), net
Included in earnings	6.6	15.1	78.2	29.9	(26.0)	103.8
Included in other comprehensive income	—	(28.7)	(183.9)	(5.5)	—	(218.1)
Balance, end of period	$572.0	$465.1	$6,431.4	$378.9	$85.1	$7,932.5
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$3.5	$7.9	$33.4	$29.0	$(29.0)	$44.8
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(15.8)	$(115.7)	$(6.2)	$—	$(137.7)

(1)As a result of the initial consolidation of four funds and deconsolidation of two funds during the year ended December 31, 2025.
(2)Represents the exchange of the BDC Preferred Shares, which were valued using Level III inputs, for common shares of CGBD, which are valued using
Level I inputs. See Note 9, Related Party Transactions, for more information.
(3)As a result of the deconsolidation of four funds during the year ended December 31, 2024.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Year Ended December 31,
	2025	2024
Balance, beginning of period	$6,809.1	$6,298.6
Initial consolidation/deconsolidation of funds(1)	(801.4)	(1,269.3)
Borrowings	8,737.5	7,006.0
Paydowns	(2,764.4)	(2,101.8)
Sales	(2,868.0)	(2,986.7)
Realized and unrealized (gains) losses, net
Included in earnings	(99.2)	72.0
Included in other comprehensive income	409.5	(209.7)
Balance, end of period	$9,423.1	$6,809.1
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(91.8)	$86.4
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$460.7	$(254.2)
(1)As a result of the initial consolidation of four funds and deconsolidation of two funds during the year ended December 31, 2025 and the deconsolidation of four funds during the year ended December 31, 2024, respectively.
Realized and unrealized gains and losses included in earnings for Level III investments for investments in CLOs and other investments are included in investment income (loss), and such gains and losses for investments of Consolidated Funds and loans payable of the Consolidated Funds are included in Net investment income of Consolidated Funds in the consolidated statements of operations.
Gains and losses included in other comprehensive income for all Level III financial asset and liabilities are included in accumulated other comprehensive loss and non-controlling interests in consolidated entities.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The following table summarizes quantitative information about the Company’s Level III inputs as of December 31,
2025:

	Fair Value at			Range (Weighted Average)	Impact to Valuation from Increase in Input
(Dollars in millions)	December 31, 2025	Valuation Technique(s)	Unobservable Input(s)
Assets
Investments of Consolidated Funds:
Equity securities	$1.4	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 20.38 (0.19)	Higher
	789.2	Discounted Cash Flow	Discount Rates	7% - 19% (11%)	Lower
			Terminal Growth Rate	1% - 11% (4%)	Higher
		Comparable Multiple	EBITDA Multiple	1.5x - 23.8x (12.0x)	Higher
			Revenue Multiple	2.8x - 2.8x (2.8x)	Higher
			TCF Multiple	22.3x - 22.3x (22.3x)	Higher
	112.3	Discounted Cash Flow	Discount Rates	7% - 20% (12%)	Lower
			Constant Prepayment Rate	6% - 16% (9%)	Lower
			Constant Default Rate	0% - 6% (1%)	Lower
			Recovery Rate	0% - 40% (21%)	Higher
	191.9	Other(1)	N/A	N/A	N/A

Bonds	691.2	Consensus Pricing	Indicative Quotes (% of Par)	12 - 106 (96)	Higher
Loans	9,028.5	Consensus Pricing	Indicative Quotes (% of Par)	0 - 101 (98)	Higher
	216.0	Discounted Cash Flow	Discount Rates	6% - 16% (9%)	Lower
	3.5	Discounted Cash Flow	Discount Rates	14% - 14% (14%)	Lower
			Constant Prepayment Rate	8% - 14% (11%)	Lower
			Constant Default Rate	2% - 2% (2%)	Lower
	1.8	Other(1)	N/A	N/A	N/A
11,035.8
Investments in CLOs
Senior secured notes	303.3	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	92 - 101 (100)	Higher
			Discount Margins (Basis Points)	80 - 1,060 (204)	Lower
			Default Rates	2% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Subordinated notes and preferred shares	45.7	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	0 - 87 (38)	Higher
			Discount Rates	0% - 31% (10%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Other investments:
Aviation subordinated notes	7.5	Discounted Cash Flow	Discount Rates	21% - 21% (21%)	Lower
Loans	37.6	Discounted Cash Flow	Discount Rates	6% - 10% (9%)	Lower
		Consensus Pricing	Indicative Quotes (% of Par)	100 - 100 (100)	Higher
	49.5	Other(1)	N/A	N/A	N/A
Total	$11,479.4
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$9,032.2	Other(2)	N/A	N/A	N/A
Subordinated notes and preferred shares	390.9	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	10 - 84 (51)	Higher
			Discount Rates	5% - 24% (9%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Total	$9,423.1
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
(3)Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
4. Investments
Investments consist of the following:

	As of December 31,
	2025	2024
	(Dollars in millions)
Accrued performance allocations	$7,620.3	$7,053.5
Principal equity method investments, excluding performance allocations	2,879.5	3,292.3
Principal investments in CLOs	349.0	378.9
Other investments	303.9	212.0
Total	$11,152.7	$10,936.7
Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of December 31,
	2025	2024
	(Dollars in millions)
Global Private Equity	$5,021.1	$4,910.2
Global Credit	724.6	527.1
Carlyle AlpInvest	1,874.6	1,616.2
Total	$7,620.3	$7,053.5
At December 31, 2025 and 2024, approximately 24% and 20%, respectively, of accrued performance allocations were related to Carlyle Partners VII, L.P., one of the Company’s Global Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee related compensation (see Note 7, Accrued Compensation and Benefits), and accrued giveback obligations, which are separately presented in the consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of December 31,
	2025	2024
	(Dollars in millions)
Global Private Equity	$(47.3)	$(18.5)
Global Credit	(25.5)	(25.5)
Total	$(72.8)	$(44.0)

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
Principal Equity Method Investments, Excluding Performance Allocations
The Company’s principal equity method investments (excluding performance allocations) include its fund investments in Global Private Equity, Global Credit, and Carlyle AlpInvest typically as general partner interests, and its investments in
Fortitude through a Carlyle-affiliated fund (included within Global Credit) and NGP (included within Global Private Equity), which are not consolidated. Principal investments are related to the following segments:

	As of December 31,
	2025	2024
	(Dollars in millions)
Global Private Equity(1)	$1,384.4	$1,818.0
Global Credit(2)	1,151.9	1,157.0
Carlyle AlpInvest	343.2	317.3
Total	$2,879.5	$3,292.3
(1)The balance includes $616.0 million and $912.0 million as of December 31, 2025 and 2024, respectively, related to the Company’s equity method investments in NGP.
(2)The balance includes $722.4 million and $723.5 million as of December 31, 2025 and 2024, respectively, related to the Company’s investment in Fortitude.
The summarized financial information of the Company’s equity method investees from the date of initial investment is as follows (Dollars in millions):

	Global Private Equity			Global Credit			Carlyle AlpInvest			Aggregate Totals
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Statement of operations information
Investment income	$1,551.1	$1,986.9	$2,652.7	$3,376.5	$3,639.1	$3,497.5	$203.3	$275.3	$74.8	$5,130.9	$5,901.3	$6,225.0
Expenses	2,391.2	2,644.6	2,320.4	1,207.1	1,111.8	1,019.5	1,978.3	2,123.9	1,238.5	5,576.6	5,880.3	4,578.4
Net investment income (loss)	(840.1)	(657.7)	332.3	2,169.4	2,527.3	2,478.0	(1,775.0)	(1,848.6)	(1,163.7)	(445.7)	21.0	1,646.6
Net realized and unrealized gain (loss)	8,028.4	7,911.2	2,980.0	37.5	575.8	224.7	5,031.9	4,891.9	4,159.4	13,097.8	13,378.9	7,364.1
Net income (loss)	$7,188.3	$7,253.5	$3,312.3	$2,206.9	$3,103.1	$2,702.7	$3,256.9	$3,043.3	$2,995.7	$12,652.1	$13,399.9	$9,010.7

	Global Private Equity		Global Credit		Carlyle AlpInvest		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2025	2024	2025	2024	2025	2024	2025	2024
Balance sheet information
Investments	$124,346.8	$123,663.3	$34,379.6	$32,367.7	$57,552.6	$62,935.0	$216,279.0	$218,966.0
Total assets	$128,039.1	$127,257.1	$36,652.6	$33,970.1	$59,019.9	$63,678.5	$223,711.6	$224,905.7
Debt	$11,713.4	$11,560.9	$9,331.1	$6,625.5	$4,650.4	$2,929.2	$25,694.9	$21,115.6
Other liabilities	$1,235.4	$1,399.3	$1,068.8	$682.0	$3,436.0	$4,048.8	$5,740.2	$6,130.1
Total liabilities	$12,948.8	$12,960.2	$10,399.9	$7,307.5	$8,086.4	$6,978.1	$31,435.1	$27,245.8
Partners’ capital	$115,090.3	$114,296.9	$26,252.7	$26,662.6	$50,933.5	$56,700.4	$192,276.5	$197,659.9
Investment in Fortitude
In November 2018, the Company acquired a 19.9% interest in Fortitude Group Holdings, LLC (“Fortitude Holdings”),
a wholly owned subsidiary of American International Group, Inc. (“AIG”). Fortitude Holdings owns 100% of the outstanding common shares of Fortitude Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“Fortitude Re”).
In June 2020, Carlyle FRL, L.P. (“Carlyle FRL”), a Carlyle-affiliated investment fund, and T&D United Capital Co.,
Ltd. (“T&D”), a strategic third-party investor, acquired a 51.6% and 25.0% ownership interest, respectively, in Fortitude
Holdings from AIG. At closing, the Company contributed its existing 19.9% interest in Fortitude Holdings to Carlyle FRL, such that Carlyle FRL held a 71.5% interest in Fortitude Holdings. Taken together, Carlyle FRL and T&D had 96.5% ownership of
Fortitude Holdings. In October 2021, Carlyle FRL, T&D and an affiliate of AIG contributed the entirety of their interest in
Fortitude Holdings to FGH Parent, L.P. (“FGH Parent”), a newly-formed entity interposed as the direct parent of Fortitude

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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
In November 2024, Fortitude declared and paid a $200.0 million dividend, of which Carlyle FRL’s share was
$76.9 million. The Company received a distribution from Carlyle FRL of $21.0 million related to this dividend, of which
$7.9 million was recognized as realized principal investment income, and the balance as return of capital. In September 2025,
Fortitude declared and paid a $300.0 million dividend, $31.4 million of which was distributed to the Company from Carlyle
FRL and recognized as realized principal investment income on the consolidated statements of operations for the year ended
December 31, 2025. As of December 31, 2025, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude at fair value, was $722.4 million, relative to equity invested of
$666.8 million.
The Company has an asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of December 31, 2025, Fortitude, its affiliates and certain Fortitude reinsurance counterparties have committed approximately $24.6 billion of capital to-date to various Carlyle strategies. On April 1, 2022, the Company entered into a strategic advisory services agreement with certain subsidiaries of Fortitude through Carlyle Insurance Solutions Management L.L.C. (“CISM”), an investment adviser. Under the agreement, CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability. Third-party investors who participated in the March 2022 capital raise also made a minority investment in CISM, which is reflected as non-controlling interest in consolidated entities in the consolidated financial statements.
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
The Company’s investments in NGP as of December 31, 2025 and 2024 are as follows:

	As of December 31,
	2025	2024
	(Dollars in millions)
Investment in NGP Management	$247.4	$369.2
Investments in NGP general partners - accrued performance allocations	326.2	489.4
Principal investments in NGP funds	42.4	53.4
Total investments in NGP	$616.0	$912.0
NGP Restructuring. On March 31, 2025, the Company restructured the terms of its strategic investment in NGP (the
“Restructuring”) to further align the interests of the Company and NGP. The Restructuring eliminated previous restrictions on the Company’s ability to pursue domestic energy strategies, established a new capital markets fees arrangement with NGP, and terminated the Company’s obligation to grant up to $10 million of its common shares to NGP annually following a final grant made with respect to fiscal year 2030. Additionally, in order to facilitate the development of future funds while substantially maintaining the Company’s economics on existing funds, the Restructuring reduced the Company’s allocation of the management fee related revenues of NGP Management related to future funds, as well as its share of the performance allocations received by current and future NGP fund general partners, as discussed further below.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
Prior to the Restructuring, the Company’s equity interests in NGP Management entitled the Company to an allocation of income equal to 55.0% of the management fee related revenues earned by NGP Management. Subsequent to the
Restructuring, for all funds that held an initial closing after December 31, 2024, the Company’s allocations of income for the management fee related revenues will be based on a sliding scale of the total annual management fee related revenues accrued from all such funds in the aggregate up to 55.0%, including all management fees being retained by NGP for the years 2025 through 2028 on such future NGP funds. The Company identified the reduction of its allocation of the management fee related revenues of NGP Management as an indicator of impairment and performed an impairment analysis. As a result of the
Restructuring, the Company concluded that the carrying value of its investment in NGP Management was impaired and recorded an impairment charge of $92.5 million during the first quarter of 2025, representing the difference in the carrying value of the investment of $352.5 million and its fair value of $260.0 million at the time of Restructuring. The Company utilized a discounted cash flow method for determining the fair value of its equity method investment, which is a Level III valuation within the fair value hierarchy and utilizes significant unobservable assumptions, including discount rates and long-
term growth rates. The allocation of management fee related revenues for existing NGP funds remains unchanged, including the
Company’s interest in management fees from NGP XI, NGP XII and NGP XIII.
The impairment charge created new basis differences with an estimated fair value of $165 million within the equity method investment. These basis differences are amortized over an estimated useful life ranging from five to seven years as a reduction of principal investment income.
The Company’s investment in the general partners of the NGP Carry Funds entitled it to 47.5% (38.0% to 42.75% in the case of certain funds) of the performance allocations received by certain current and future NGP fund general partners prior to the Restructuring. In connection with the Restructuring, the Company’s allocation of the performance allocations from existing NGP Carry Funds was reduced to a range of 35.1% to 43.8%, which resulted in a $38 million reduction in accrued performance allocations during the first quarter of 2025. The Company’s interest in the performance allocations from future
NGP Carry Funds will be based on a sliding scale of the fee paying capital raised in each future NGP Carry Fund, up to 47.5%
of the performance allocations received by the general partners of the future NGP Carry Funds.
The impairment charge related to the investment in NGP Management and the reduction in accrued performance allocations from NGP Carry Funds are recorded in Principal investment income (loss) in the consolidated statements of operations and excluded from Distributable Earnings, as defined in Note 15, Segment Reporting.
Investment in NGP Management. As referenced above, the Company’s equity interests in NGP Management entitle the
Company to an allocation of income equal to 55.0% of the management fee related revenues earned by existing funds, and up to
55.0% of management fees earned on future NGP funds in the aggregate, including all management fees being retained by NGP for the years 2025 through 2028 on such future NGP funds. The Company records investment income (loss) for its equity income allocation from NGP management fee related revenues and also records its share of any allocated expenses from NGP
Management, as well as expenses associated with the compensatory elements of the investment, and any impairment charges. The net investment income (loss) recognized in the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Management fee related revenues from NGP Management	$61.3	$76.2	$78.6
Expenses related to the investment in NGP Management	(11.6)	(13.1)	(13.8)
Amortization of basis differences and impairment of investment in NGP Management	(118.7)	—	—
Net investment income from NGP Management	$(69.0)	$63.1	$64.8
Management fee related revenues from NGP Management were primarily driven by NGP XI, NGP XII and NGP XIII during the years ended December 31, 2025, 2024 and 2023. These funds calculate management fees as 1.5% of the limited partners’ commitments less any return of capital or write-offs during the investment period. Following the investment period, the basis on which fund management fees are generally calculated is further reduced by a reserve for future management fees and operating costs.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
Investment in the General Partners of NGP Carry Funds. As referenced above, the Company’s investment in the general partners of the NGP Carry Funds entitle it to up to 47.5% of the performance allocations received by NGP fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income
(loss) from equity method investments rather than performance allocations in its consolidated statements of operations. The
Company recognized net investment earnings (losses) related to these performance allocations of $30.8 million, $35.5 million and $65.5 million for years ended December 31, 2025, 2024 and 2023, respectively, in its consolidated statements of operations. The year ended December 31, 2025 included the $38.0 million reduction related to the Restructuring.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The
Company recognized net investment earnings (losses) related to principal investment income (loss) in its consolidated statements of operations of $10.0 million, $5.0 million and $8.0 million for the years ended December 31, 2025, 2024 and
2023, respectively.
Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of December 31, 2025 and 2024 were $349.0 million and $378.9 million, respectively, and consisted of investments in CLO senior and subordinated notes. A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 6, Borrowings). As of December 31, 2025, other investments include the Company’s investment in common shares of CGBD at fair value of $37.5 million. As of December 31, 2024, other investments include the Company’s investment in preferred shares of CGBD (the “BDC Preferred Shares”) at fair value of
$53.4 million, which were exchanged for common shares effective March 27, 2025 (see Note 9, Related Party Transactions).
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Performance allocations
Realized	$833.1	$1,047.5	$867.0
Unrealized	389.4	968.2	(955.6)
	1,222.5	2,015.7	(88.6)
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	280.5	184.5	231.7
Unrealized	(158.0)	52.0	(115.1)
	122.5	236.5	116.6
Principal investment income (loss) from investments in CLOs and other investments
Realized	(1.7)	3.8	(1.1)
Unrealized(1)	(1.6)	(1.6)	17.9
	(3.3)	2.2	16.8
Total	$1,341.7	$2,254.4	$44.8
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The performance allocations included in revenues are derived from the following segments:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Global Private Equity	$680.9	$1,559.9	$(551.5)
Global Credit	282.6	227.7	163.7
Carlyle AlpInvest	259.0	228.1	299.2
Total	$1,222.5	$2,015.7	$(88.6)
The following tables summarize the funds that are the primary drivers of performance allocations for the years ended
December 31, 2025, 2024, and 2023, as well as the total revenue recognized, including performance allocations as well as fund management fees and principal investment income:

Year Ended December 31, 2025
(Dollars in millions)
Global Private Equity	CP VII	$612.3
Global Private Equity	CP VIII	542.2
Global Private Equity	CAP V	(188.3)

Year Ended December 31, 2024
(Dollars in millions)
Global Private Equity	CP VII	$1,483.3

Year Ended December 31, 2023
(Dollars in millions)
Global Private Equity	CP VI	$(238.0)
Global Private Equity	CP VII	(391.8)
Carlyle’s income (loss) from its principal equity method investments consists of:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Global Private Equity	$13.3	$140.8	$157.6
Global Credit	59.1	71.2	(60.0)
Carlyle AlpInvest	50.1	24.5	19.0
Total	$122.5	$236.5	$116.6
Principal investment income for Global Private Equity for the year ended December 31, 2025 included the impairment charge related to the investment in NGP Management of $92.5 million and the reduction in accrued performance allocations from NGP Carry Funds of $38.0 million related to the Restructuring. Principal investment income for Global Private Equity included the Company’s equity income allocation from NGP performance allocations of $30.8 million, $35.5 million and
$65.5 million for years ended December 31, 2025, 2024 and 2023, respectively. Principal investment loss for Global Credit for the year ended December 31, 2023 included an investment loss of $104.0 million on the Company’s equity method investment in Carlyle FRL related to the dilution of the Company’s indirect ownership in Fortitude from 13.5% to 10.5%.
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the year ended December 31, 2025, the Company became the primary beneficiary of six new CLOs.
Investments in Consolidated Funds as of December 31, 2025 and 2024 also included $989.4 million and $441.9 million,

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
respectively, related to investments that have been bridged by the Company to investment funds in the Global Private Equity and Carlyle AlpInvest segments that are accounted for as consolidated VIEs.
The following table presents a summary of the investments held by the Consolidated Funds. Investments held by the
Consolidated Funds do not represent the investments of all Carlyle sponsored funds.

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type / Industry	As of December 31,		As of December 31,
Description or Investment Strategy	2025	2024	2025	2024
	(Dollars in millions)
United States
Equity securities:
Aerospace, Defense & Government Services	$90.4	$—	0.72%	—%
Consumer & Retail	2.4	—	0.02%	—%
Financial Services	45.2	—	0.36%	—%
Healthcare Equipment & Services	150.5	—	1.20%	—%
Industrial	53.1	—	0.42%	—%
Infrastructure	183.2	361.3	1.46%	4.64%
Technology & Business Services	84.4	47.3	0.67%	0.61%
Telecom & Media	3.2	—	0.03%	—%
Transportation	—	29.1	—%	0.37%
Other	282.5	83.2	2.26%	1.07%
Total equity securities (cost of $1,028.8 and $543.7 at December 31, 2025 and 2024, respectively)	894.9	520.9	7.14%	6.69%
Partnership and LLC interests:
Fund Investments	$1,333.8	$312.7	10.65%	4.02%
Total Partnership and LLC interests (cost of $1,128.3 and $194.8 at December 31, 2025 and 2024, respectively)	1,333.8	312.7	10.65%	4.02%
Loans:
Aerospace & Defense	$—	$9.3	—%	0.12%
Collateralized Debt Obligation	14.6	7.2	0.12%	0.09%
Education	9.0	11.6	0.07%	0.15%
Environmental Industries	—	0.9	—%	0.01%
Total loans (cost of $19.7 and $24.0 at December 31, 2025 and 2024, respectively)	23.6	29.0	0.19%	0.37%
Assets of the CLOs:
Bonds	$184.0	$90.1	1.47%	1.16%
Equity	1.4	3.8	0.01%	0.05%
Loans	5,832.2	3,844.6	46.58%	49.40%
Total assets of the CLOs (cost of $6,059.8 and $3,943.3 at December 31, 2025 and 2024, respectively)	6,017.6	3,938.5	48.06%	50.61%
Total United States	$8,269.9	$4,801.1	66.04%	61.69%

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Fair Value		Percentage of Investments of Consolidated Funds
Geographic Region/Instrument Type / Industry	As of December 31,		As of December 31,
Description or Investment Strategy	2025	2024	2025	2024
	(Dollars in millions)
Europe
Equity securities:
Energy	$66.5	$—	0.53%	—%
Healthcare Equipment & Services	0.2	—	—%	—%
Industrial	29.6	—	0.24%	—%
Software	—	10.6	—%	0.14%
Technology & Business Services	88.5	—	0.72%	—%
Other	46.6	—	0.37%	—%
Total equity securities (cost of $196.9 and $10.7 at December 31, 2025 and 2024, respectively)	231.4	10.6	1.86%	0.14%
Assets of the CLOs:
Bonds	$504.5	$373.1	4.03%	4.79%
Equity	—	0.1	—%	0.01%
Loans	3,238.5	2,479.9	25.87%	31.87%
Other	—	—	—%	—%
Total assets of the CLOs (cost of $3,801.3 and $2,889.4 at December 31, 2025 and 2024, respectively)	3,743.0	2,853.1	29.90%	36.67%
Total Europe	$3,974.4	$2,863.7	31.76%	36.81%
Global
Equity securities:
Consumer & Retail	$33.0	$28.3	0.26%	0.36%
Hardware	—	9.6	—%	0.12%
Healthcare Equipment & Services	9.0	—	0.07%	—%
Industrial	30.7	—	0.25%	—%
Technology & Business Services	44.6	—	0.36%	—%
Total equity securities (cost of $116.3 and $39.9 at December 31, 2025 and 2024, respectively)	117.3	37.9	0.94%	0.48%
Assets of the CLOs:
Bonds	$2.7	$1.9	0.02%	0.02%
Loans	155.5	77.8	1.24%	1.00%
Total assets of the CLOs (cost of $159.0 and $80.7 at December 31, 2025 and 2024, respectively)	158.2	79.7	1.26%	1.02%
Total Global	$275.5	$117.6	2.20%	1.50%
Total investments of Consolidated Funds (cost of $12,510.1 and $7,726.5 at December 31, 2025 and 2024, respectively)	$12,519.8	$7,782.4	100.00%	100.00%
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Interest income from investments	$577.2	$577..6	$512.4
Other income	58.1	54.0	57.7
Total	$635.3	$631.6	$570.1

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
Net Investment Income (Loss) of Consolidated Funds
Net investment income (loss) of Consolidated Funds includes net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of Net investment income (loss) of Consolidated Funds are as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Gains from investments of Consolidated Funds	$16.4	$96.4	$246.9
Gains (losses) from liabilities of CLOs	101.5	(72.4)	(240.0)
Total	$117.9	$24.0	$6.9
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated
Funds:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Realized gains (losses)	$28.3	$(60.7)	$(80.8)
Net change in unrealized gains (losses)	(11.9)	157.1	327.7
Total	$16.4	$96.4	$246.9
5. Intangible Assets and Goodwill
The following table summarizes the carrying amount of intangible assets as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(Dollars in millions)
Acquired contractual rights	$928.1	$922.7
Accumulated amortization	(525.6)	(392.2)
Finite-lived intangible assets, net	402.5	530.5
Goodwill	104.6	103.6
Intangible assets, net	$507.1	$634.1
As of both December 31, 2025 and 2024, goodwill included $91.1 million related to the Company’s Global Private
Equity segment and $5.5 million associated with the Company’s Global Credit segment. As of December 31, 2025 and 2024, goodwill included $8.0 million and $7.0 million, respectively, associated with the Company’s Carlyle AlpInvest segment.
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
Intangible asset amortization expense was $131.0 million, $130.8 million and $135.0 million for the years ended
December 31, 2025, 2024 and 2023, respectively, and is included in general, administrative, and other expenses in the consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the
U.S. dollar. Any corresponding currency translation is recorded in accumulated other comprehensive income (loss).

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The following table summarizes the expected amortization expense for 2026 through 2030 and thereafter (Dollars in millions):

Year ending December 31,
2026	$131.8
2027	121.7
2028	114.6
2029	31.9
2030	2.5
$402.5
6. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The
Company’s debt obligations consist of the following:

	As of December 31,
	2025		2024
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$350.1	$349.4	$289.4	$288.0
3.500% Senior Notes Due 9/19/2029	425.0	423.4	425.0	422.9
5.050% Senior Notes Due 9/19/2035	800.0	791.1	—	—
5.625% Senior Notes Due 3/30/2043	600.0	600.5	600.0	600.5
5.650% Senior Notes Due 9/15/2048	350.0	346.7	350.0	346.6
4.625% Subordinated Notes Due 5/15/2061	500.0	485.9	500.0	485.5
Total debt obligations	$3,025.1	$2,997.0	$2,164.4	$2,143.5

Senior Credit Facility
As of December 31, 2025, the senior credit facility included $1.0 billion in a revolving credit facility, which was amended in May 2025 to extend the maturity date from April 29, 2027 to May 29, 2030. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50%
per annum (at December 31, 2025, the interest rate was 4.79%). There was no amount outstanding under the revolving credit facility as of December 31, 2025. The Company made no borrowings under the revolving credit facility during the years ended
December 31, 2025, 2024 and 2023.
Global Credit Revolving Credit Facility
Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. As currently amended, the Global Credit Revolving Credit Facility provides for a revolving line of credit with a capacity of $300 million, which matures in September 2027, and a second revolving line of credit with a capacity of $200 million, which was amended in August 2025 to extend the maturity date to
August 19, 2026. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%.
As of and for the year ended December 31, 2025, there was no balance outstanding, and the Company made no borrowings, under the Global Credit Revolving Credit Facility. For the year ended December 31, 2024, under the Global Credit
Revolving Credit Facility, the Company made borrowings of $5.0 million and €5.0 million, which were subsequently repaid,

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
and there was no balance outstanding as of December 31, 2024. As of and for the year ended December 31, 2023, there was no balance outstanding, and the Company made no borrowings under the Global Credit Revolving Credit Facility.
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The Company’s outstanding
CLO borrowings consist of the following (Dollars in millions):

Formation Date	Borrowing Outstanding December 31, 2025	Borrowing Outstanding December 31, 2024	Maturity Date(1)	Interest Rate as of December 31, 2025
February 28, 2017	$10.6	$23.5	September 21, 2029	4.54%	(2)
December 6, 2017	—	25.5	N/A	N/A	(4)
March 15, 2019	1.9	1.7	March 15, 2032	10.21%	(3)
August 20, 2019	4.2	3.7	August 15, 2032	6.80%	(3)
September 15, 2020	16.5	18.4	April 15, 2033	3.64%	(3)
January 8, 2021	21.3	19.2	January 15, 2034	4.52%	(3)
March 30, 2021	11.7	16.5	March 15, 2032	4.12%	(3)
April 21, 2021	3.8	3.3	April 15, 2033	7.86%	(3)
May 21, 2021	4.1	11.6	November 17, 2031	3.77%	(3)
June 4, 2021	21.9	19.4	January 16, 2034	4.29%	(3)
June 10, 2021	1.4	1.2	November 17, 2031	4.91%	(3)
July 15, 2021	16.4	14.5	July 15, 2034	4.30%	(3)
July 20, 2021	21.9	19.3	July 20, 2034	4.28%	(3)
August 4, 2021	11.9	15.6	August 15, 2032	3.98%	(3)
October 27, 2021	25.5	22.5	October 15, 2035	4.41%	(3)
January 6, 2022	22.0	19.4	February 15, 2035	4.44%	(3)
February 22, 2022	22.1	19.5	November 10, 2035	4.45%	(3)
September 5, 2023	—	5.1	N/A	N/A	(4)
April 25, 2024	—	17.2	N/A	N/A	(4)
December 19, 2024	16.6	12.3	January 15, 2039	4.72%	(3)
March 31, 2025	22.0	—	April 15, 2038	4.50%	(3)
July 10, 2025	27.4	—	August 15, 2038	4.46%	(3)
September 19, 2025	22.3	—	October 15, 2038	4.66%	(3)
October 28, 2025	19.6	—	October 25, 2038	4.63%	(3)
November 7, 2025	25.0	—	January 16, 2039	4.53%	(3)
	$350.1	$289.4
(1)Maturity date is earlier of date indicated or the date that the CLO is dissolved.
(2)Incurs interest at EURIBOR plus applicable margins as defined in the agreement.
(3)Incurs interest at the average effective interest rate of each class of purchased securities plus a spread percentage ranging from
0.50% to 0.55%.
(4)Term loan was fully repaid during the year ended December 31, 2025.
The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the years ended December 31, 2025, 2024 and 2023 was $15.7 million, $24.4 million, and $24.9 million, respectively. The fair value of the outstanding balance of the CLO term loans at December 31, 2025 and 2024 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
European CLO Financing - February 28, 2017
A subsidiary of the Company is a party to a financing agreement with several financial institutions. As of December
31, 2025, the financing agreement provided the Company with a term loan of €9.0 million ($10.6 million at December 31,
2025). This term loan is secured by the Company’s investments in the retained notes in certain European CLOs that were formed in 2014. This term loan will mature on the earlier of September 21, 2029 or the date that the certain European CLO retained notes have been redeemed. The Company may prepay the term loan in whole or in part at any time. Interest on this term loan accrues at EURIBOR plus applicable margins (4.54% at December 31, 2025).
Master Credit Agreement - Term Loans
The Company assumed liabilities under master credit agreements previously entered into by CBAM under which a financial institution provided term loans to CBAM for the purchase of eligible interests in CLOs. Term loans issued under these master credit agreements were secured by the Company’s investment in the respective CLO as well as any senior management fee and subordinated management fee payable by each CLO. Term loans generally bore interest at SOFR plus a weighted average spread over SOFR on the CLO notes, which was due quarterly. As of December 31, 2025, all outstanding CLO term loans under this agreement have been repaid.
CLO Repurchase Agreements
The Company is party to two master credit facility agreements (the “CLO Financing Facilities”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Each transaction entered into under the
CLO Financing Facilities will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of December 31, 2025, €289.3 million ($339.5 million) was outstanding under the CLO Financing Facilities. Additional borrowings may be made on terms agreed upon by the
Company and the counterparty subject to the terms and conditions of the CLO Financing Facilities.
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

	Aggregate Principal Amount	Fair Value(1) As of December 31,		Interest Expense
				Year Ended December 31,
		2025	2024	2025	2024	2023
3.500% Senior Notes Due 9/19/2029(2)	$425.0	$417.8	$401.2	$15.3	$15.3	$15.3
5.050% Senior Notes Due 9/19/2035(3)	800.0	800.9	—	11.6	—	—
5.625% Senior Notes Due 3/30/2043(4)	600.0	600.7	589.5	33.7	33.7	33.7
5.650% Senior Notes Due 9/15/2048(5)	350.0	347.5	338.1	19.9	19.9	19.9
				$80.5	$68.9	$68.9

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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
As of December 31, 2025 and December 31, 2024, the fair value of the Subordinated Notes was $342.0 million and
$356.4 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For each of the years ended December 31, 2025, 2024 and 2023, the Company incurred $23.5 million of interest expense on the Subordinated Notes.
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of December 31, 2025.
 Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the
CLOs. As of December 31, 2025 and 2024, the following borrowings were outstanding (Dollars in millions):

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	As of December 31, 2025
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(1)	$9,994.8	$9,972.1	5.09%		11.18
Subordinated notes	509.6	390.9	N/A	(3)	9.65
Revolving credit facilities(2)	63.0	63.0	6.68%		3.45
Total	$10,567.4	$10,426.0

	As of December 31, 2024
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes	$6,732.8	$6,598.8	5.72%		9.18
Subordinated notes	229.9	210.3	N/A	(3)	9.15
Revolving credit facilities(2)	55.1	55.1	7.01%		4.53
Total	$7,017.8	$6,864.2

(1)Borrowing Outstanding as of December 31, 2025 includes $939.9 million of senior secured notes that are measured at amortized cost, which approximates fair value. These senior secured notes are classified as Level III within the fair value hierarchy.
(2)Fair Value as of December 31, 2025 and 2024 reflects the amortized cost of outstanding revolving credit balances which approximates fair value.
(3)The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the
CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of December 31, 2025 and 2024, the fair value of the CLO assets was $11.0 billion and $7.9 billion, respectively.
7. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of December 31,
	2025	2024
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$5,111.8	$4,819.7
Accrued bonuses	294.5	335.5
Realized performance allocations and incentive fee related compensation not yet paid	315.1	183.8
Other	128.0	107.6
Total	$5,849.4	$5,446.6

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Realized	$761.2	$753.1	$473.8
Unrealized	175.1	608.4	629.9
Total	$936.3	$1,361.5	$1,103.7
Certain employees of AlpInvest are covered by defined benefit pension plans sponsored by AlpInvest. No other employees of the Company are covered by defined benefit pension plans. The following table presents the plans’ benefit obligation, the fair value of plan assets, and the plans’ funded status as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(Dollars in millions)
Benefit obligation	$(66.6)	$(65.1)
Fair value of plan assets	67.6	58.1
Funded status(1)	$1.0	$(7.0)
(1)Represents the funded status of plans and is included in accrued compensation and benefits in the accompanying consolidated financial statements.
For the years ended December 31, 2025, 2024 and 2023, the net periodic benefit cost recognized was $1.8 million,
$1.5 million and $1.7 million, respectively, which is included in cash-based compensation and benefits expense (for the service cost component) and other non-operating expenses (for non-service cost components) in the accompanying consolidated financial statements.
8. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments totaling $3.9 billion as of December 31,
2025, of which approximately $3.2 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of
December 31, 2025, the Company had no material commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the
Company are the guarantors of revolving credit facilities for certain funds in the Carlyle AlpInvest segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the total of net asset value of the guarantor subsidiaries plus any uncalled capital of the applicable general partner. The outstanding balances are secured by uncalled capital commitments from the underlying funds, and the Company believes the likelihood of any material funding under this guarantee to be remote. As of December 31, 2025, the Company had no outstanding guarantees under the credit facilities.
Certain consolidated subsidiaries of the Company were the guarantors of a credit agreement for a fund in the Carlyle
AlpInvest segment, with a maximum potential amount to be funded of $25.0 million. The credit agreement and related guarantee expired in August 2025 with no funding required by the Company.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
On February 25, 2026, the Company entered into an agreement pursuant to which it provided support for a credit facility of a certain fund in the Global Credit segment. The maximum aggregate amount that could be funded under this agreement was $120 million as of February 25, 2026. The Company has not funded any amounts under this agreement to date and believes the likelihood of any material funding to be remote.
Contingent Obligations
Giveback
A liability for potential repayment of previously received performance allocations of $72.8 million at December 31,
2025 was shown as accrued giveback obligations in the consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at December 31, 2025. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2, Summary of Significant Accounting Policies). As of December 31,
2025 and 2024, the Company had $24.2 million and $11.5 million, respectively, of unbilled receivables from former and current employees and senior Carlyle professionals related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition,
$151.5 million and $144.8 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of December 31, 2025 and 2024, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of December 31, 2025, approximately $27.0 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is
$45.8 million.
If, at December 31, 2025, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be
$1.5 billion, on an after-tax basis where applicable, of which approximately $0.6 billion would be the responsibility of current and former senior Carlyle professionals.
Other
In connection with a consolidated investment fund in the Carlyle AlpInvest segment, the Company entered into an arrangement with a third-party pursuant to which the Company may be required to make payments up to $50.0 million in the aggregate in the event the fund does not achieve a specified return. As of December 31, 2025, the Company has concluded that the likelihood of payment under this arrangement is not probable; therefore, no liability has been recorded.
Leases
The Company’s leases primarily consist of operating leases for office space in various countries around the world, including its largest offices in Washington, D.C., New York City, London and Hong Kong. These leases have remaining lease terms of one year to 11 years, some of which include options to extend for up to five years and some of which include an option to terminate the leases within one year. The Company also has operating leases for office equipment and vehicles, which are not significant.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The following table summarizes the Company’s lease cost, cash flows and other supplemental information related to its operating leases:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Operating lease cost	$60.5	$61.3	$58.5
Sublease income	(3.8)	(4.6)	(5.9)
Total operating lease cost	$56.7	$56.7	$52.6

Cash paid for amounts included in the measurement of operating lease liabilities	$73.7	$69.1	$68.3

Weighted-average remaining lease term	8.1	9.8	10.4
Weighted-average discount rate	4.4%	4.4%	4.3%
Maturities of lease liabilities related to operating leases were as follows (Dollars in millions):

Year ending December 31,
2026	$74.6
2027	75.3
2028	74.5
2029	73.7
2030	59.2
Thereafter	197.8
Total lease payments	$555.1
Less imputed interest	(84.9)
Total lease liabilities	$470.2
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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
Plaintiffs are seeking monetary damages, restitution, and an injunction preventing the Company from making any future cash payments for the elimination of the tax receivable agreement in connection with the Conversion. By virtue of the derivative nature of the primary claims (i.e., that the claims are aimed primarily at certain officers and directors), it is unlikely that the
Company itself will pay material damage awards based on the derivative claims, although the Company is expected to incur legal defense fees to the extent not covered by insurance. The Delaware Court issued a ruling on the defendants’ motion to dismiss on April 24, 2024, dismissing some of the original Plaintiff’s claims but allowing most of the claims to proceed to discovery and possibly to trial. Plaintiffs filed a consolidated amended complaint on November 17, 2025. Defendants filed a motion to dismiss the consolidated amended complaint on January 16, 2026. The Company intends to contest the direct claims vigorously, and the officer and director defendants intend to continue contesting the derivative claims vigorously.
General
The Company currently is and expects to continue to be, from time to time, subject to examinations, formal and informal inquiries, and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to, the SEC, Department of Justice, state attorneys general, FINRA, National Futures Association, and the UK Financial
Conduct Authority. The Company routinely cooperates with such examinations, inquiries and investigations, and they may result in the commencement of civil, criminal, or administrative or other proceedings against the Company or its personnel.
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
The Company accrues an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2025, the Company had recorded liabilities aggregating to approximately $50 million for litigation-related contingencies, regulatory examinations and inquiries, and other matters. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the
Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($18.1 million as of December 31, 2025)
for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.

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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
9. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(Dollars in millions)
Accrued incentive fees	$53.6	$33.7
Unbilled receivable for giveback obligations from current and former employees	24.2	11.5
Notes receivable and accrued interest from affiliates	34.0	46.2
Management fee receivable, net	246.0	296.4
Reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	477.0	417.8
Total	$834.8	$805.6
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to advisory fees receivable and expenses paid on behalf of these entities. These costs generally represent costs related to the pursuit of actual or proposed investments, professional fees, and expenses associated with the acquisition, holding, and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company may accrue and charge interest on amounts due from affiliate accounts at interest rates ranging up to 7.05% as of December 31, 2025. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable includes loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of December 31, 2025 and December 31, 2024 also include interest-
bearing loans of $19.5 million and $22.8 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at the WSJ Prime Rate minus 1.00% floating with a floor rate of 3.50% (5.75% as of December 31,
2025) and are collateralized by each borrower’s interest in the Carlyle sponsored funds.
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
Due to Affiliates
The Company had the following due to affiliates balances at December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$6.1	$5.3
Due to non-consolidated affiliates	102.0	134.1
Amounts owed under the tax receivable agreement	71.8	77.2
Other	24.0	25.3
Total	$203.9	$241.9
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
Other Related Party Transactions
Aircraft Transactions
Entities controlled by our co-founders own aircraft that may be used for the Company’s business in the ordinary course of its operations. The hourly rates that the Company pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. For the years ended December 31, 2025 and 2024, the Company incurred fees of
$2.3 million and $1.3 million, respectively, for the use of these aircraft. All payments were paid directly to the manager of the aircraft, and a significant portion of the payments were ultimately paid to or were for the benefit of certain co-founders.
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
The Company recorded dividend income from the BDC Preferred Shares of $0.8 million, $3.5 million, and $3.5 million, respectively, during the years ended December 31, 2025, 2024 and 2023. This was included in Interest and other income in the consolidated statements of operations. The Company’s investment in the BDC Preferred Shares, which was recorded at fair value using Level III inputs based on the estimated conversion value, was $53.4 million as of December 31, 2024, and was included in Investments, including accrued performance allocations, in the consolidated balance sheets.
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
Substantially all revenue is earned from affiliates of Carlyle.
10. Income Taxes
The income (loss) before provision for income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
U.S. domestic income (loss)	$954.5	$1,163.5	$(857.6)
Foreign income	204.7	230.2	256.7
Total income (loss) before provision for income taxes	$1,159.2	$1,393.7	$(600.9)
The provision for income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Current
Federal income tax	$162.4	$132.2	$186.0
State and local income tax	29.2	27.0	29.1
Foreign income tax	51.4	55.5	46.2
Total current	243.0	214.7	261.3
Deferred
Federal income tax	(24.3)	102.5	(333.4)
State and local income tax	(1.3)	(0.8)	(26.0)
Foreign income tax	(2.9)	(13.8)	(6.1)
Total deferred	(28.5)	87.9	(365.5)
Total provision (benefit) for income taxes	$214.5	$302.6	$(104.2)
The following table summarizes the effective income tax rate:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Income (loss) before provision for income taxes	$1,159.2	$1,393.7	$(600.9)
Provision (benefit) for income taxes	$214.5	$302.6	$(104.2)
Effective income tax rate	18.5%	21.7%	17.3%

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The effective tax rate is impacted by a variety of factors, including, but not limited to, changes in the sources of income or loss during the period and whether such income or loss is taxable to the Company and its subsidiaries. The following table reconciles the total tax provision for income taxes and effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2025		2024		2023
	(Dollars in millions)
Statutory U.S. federal income tax rate	$243.4	21.0%	$292.7	21.0%	$(126.2)	21.0%
State and local income taxes, net of federal effect(1)	20.5	1.8%	25.1	1.8%	(9.3)	1.5%
Foreign tax effects
Netherlands	17.4	1.5%	17.5	1.3%	15.7	(2.6)%
United Kingdom	18.8	1.6%	13.9	1.0%	15.9	(2.6)%
Other foreign jurisdictions	10.2	0.9%	7.2	0.4%	10.5	(1.7)%
Effect of cross-border tax laws
Foreign tax credits	(36.4)	(3.1)%	(52.1)	(3.7)%	(30.4)	5.1%
Basis difference in investments	(14.3)	(1.2)%	—	—%	—	—%
Other	(5.7)	(0.5)%	6.3	0.4%	1.5	(0.3)%
Tax credits	(4.2)	(0.4)%	(5.3)	(0.4)%	(0.1)	0.0%
Changes in valuation allowances	13.9	1.2%	1.4	0.1%	0.3	0.0%
Nontaxable or nondeductible items
Nontaxable income to non-controlling interest holders	(26.2)	(2.3)%	(11.7)	(0.8)%	(19.0)	3.2%
Officer compensation limitation	26.5	2.3%	19.4	1.4%	23.6	(3.9)%
Other nontaxable or nondeductible items	(2.4)	(0.2)%	3.1	0.2%	1.3	(0.2)%
Changes in unrecognized tax benefits(2)	2.2	0.2%	(1.8)	(0.1)%	6.8	(1.1)%
Net excess tax benefits on equity-based compensation	(46.0)	(4.0)%	(18.7)	(1.3)%	(1.0)	0.2%
Other	(3.2)	(0.3)%	5.6	0.4%	6.2	(1.3)%
Effective income tax rate	$214.5	18.5%	$302.6	21.7%	$(104.2)	17.3%
(1)The majority of the state and local income taxes, net of federal effect, are in New York, New York City, and California for all years presented.
(2)The changes in unrecognized tax benefits include the net tax effect of tax positions taken in the current period and changes related to prior periods.
The following table summarizes the income taxes paid (net of refunds) and by jurisdiction if amount is equal to or greater than 5% of the total:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Federal income tax	$61.2	$146.5	$172.2
State and local income tax	26.5	23.0	18.9
Foreign income tax
Netherlands	28.3	22.4	30.3
United Kingdom	17.9	15.0	18.4
Other foreign income tax	19.2	11.9	10.3
Total	$153.1	$218.8	$250.1
Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the tax effects of the temporary differences:

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	As of December 31,
	2025	2024
	(Dollars in millions)
Deferred tax assets
Federal foreign tax credit carryforward	$70.6	$47.9
State net operating loss carryforwards	2.4	5.1
Foreign net operating loss carryforwards	6.5	7.8
Tax basis goodwill and intangibles	203.4	218.3
Depreciation and amortization	68.4	76.3
Deferred equity-based compensation	65.3	83.1
Lease liabilities	111.7	114.7
Accrued compensation	1,128.0	1,045.8
Other	147.8	98.8
Deferred tax assets before valuation allowance	1,804.1	1,697.8
Valuation allowance	(74.0)	(62.7)
Total deferred tax assets	$1,730.1	$1,635.1
Deferred tax liabilities(1)
Unrealized appreciation on investments	$1,600.4	$1,517.3
Lease right-of-use assets	85.1	87.4
Basis difference in investments	48.0	100.2
Other	70.7	39.6
Total deferred tax liabilities	$1,804.2	$1,744.5
Net deferred tax assets (liabilities)	$(74.1)	$(109.4)
(1)As of December 31, 2025 and 2024, $1,697.9 million and $1,607.5 million, respectively, of deferred tax assets were offset and presented as a single deferred tax liability amount on the Company’s consolidated balance sheets as these deferred tax assets and liabilities relate to the same jurisdiction.
The tax credit and net operating loss carryforwards consist of the following:

	December 31, 2025
	(Dollars in millions)	Expiration Year(1)
Federal foreign tax credit	$70.6	2030
State net operating loss	2.4	2026
Foreign net operating loss	6.5	2037
(1)Represents year tax attributes begin to expire.
The Company evaluated positive and negative sources of evidence in determining the realizability of its deferred tax assets including the character, sourcing, and timing of projected future taxable income. As of December 31, 2025 and 2024, the
Company established a total valuation allowance of $74.0 million and $62.7 million, respectively, which are primarily related to foreign tax credit (“FTC”) deferred tax assets, with the net increase primarily due to an increase in the FTC carryforward and related deferred tax assets. For all other deferred tax assets, the Company has concluded it is more likely than not that they will be realized and that a valuation allowance is not needed as of December 31, 2025.
As of December 31, 2025 and 2024, the Company had federal, state, local, and foreign taxes payable of $141.4 million and $46.2 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2025, the Company’s U.S. federal income tax returns for the years 2022 through 2024 are generally open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2020 to 2024. Foreign tax returns are generally subject to audit from 2011 to 2024.
Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities. The Company does

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
not believe that the outcome of the audits will require it to record material reserves for uncertain tax positions or that the outcome will have a material impact on the consolidated financial statements.
Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company has recorded unrecognized tax benefits of $41.4 million and
$38.0 million as of December 31, 2025 and 2024, respectively, which is reflected in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. These balances include $17.6 million and $16.7 million related to interest and penalties associated with uncertain tax positions as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company accrued penalties and interest expense, net of reductions, related to unrecognized tax benefits of $0.9 million, $(0.8) million, and $4.8 million, respectively. If recognized, $29.2 million of uncertain tax positions would be recorded as a reduction in the provision for income taxes.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of penalties and interest, is as follows:

	As of December 31,
	2025	2024	2023
	(Dollars in millions)
Balance at January 1	$21.3	$24.5	$26.2
Additions based on tax positions related to current year	1.3	1.3	1.5
Additions for tax positions of prior years	2.6	—	1.6
Reductions for tax position of prior years	(0.4)	(1.2)	(0.2)
Reductions due to lapse of statute of limitations	(1.0)	(0.4)	(4.6)
Reductions due to settlements	—	(2.9)	—
Balance at December 31	$23.8	$21.3	$24.5
On October 8, 2021, the OECD introduced a 15% global minimum tax under the Pillar Two GloBE model rules. On
January 5, 2026, the OECD announced a “side-by-side” system under which U.S.-parented groups would be able to elect to be exempt from certain Pillar Two provisions. Additional guidance on the “side-by-side” system and implementation of such system remain subject to further discussions and clarifications from the OECD and local implementation by each OECD member country. Pillar Two has not had a material impact to the Company’s provision for income taxes; however, the
Company will continue to monitor as additional guidance is released by the OECD, OECD member countries based on their enacted law changes, and other standard-setting bodies.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA extends several provisions from the 2017 Tax Cuts and Jobs Act along with other domestic and international corporate tax provisions. The
OBBBA did not have a material impact on the Company’s provision for income taxes for the year ended December 31, 2025, but the Company will continue to monitor as additional guidance is released by U.S. Department of the Treasury, the Internal
Revenue Service, and other standard-setting bodies.
11. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of December 31,
	2025	2024
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$861.5	$407.1
Non-Carlyle interests in majority-owned subsidiaries	433.9	334.2
Non-controlling interest in carried interest and giveback obligations	0.2	(0.6)
Non-controlling interests in consolidated entities	$1,295.6	$740.7

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The components of the Company’s non-controlling interests in income of consolidated entities are as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$109.8	$8.7	$82.6
Non-Carlyle interests in majority-owned subsidiaries	26.4	61.5	27.4
Non-controlling interest in carried interest and giveback obligations	(0.2)	0.5	1.7
Non-controlling interests in income of consolidated entities	$136.0	$70.7	$111.7
12. Earnings Per Common Share
Basic and diluted net income (loss) per common share are calculated as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to common shares	$808,700,000	$808,700,000	$1,020,400,000	$1,020,400,000	$(608,400,000)	$(608,400,000)
Weighted-average common shares outstanding	359,681,070	370,914,035	358,584,203	368,024,612	361,395,823	361,395,823
Net income (loss) per common share	$2.25	$2.18	$2.85	$2.77	$(1.68)	$(1.68)
The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	359,681,070	359,681,070	358,584,203	358,584,203	361,395,823	361,395,823
Unvested restricted stock units	—	6,064,335	—	6,685,145	—	—
Issuable common shares and performance- vesting restricted stock units	—	5,168,630	—	2,755,264	—	—
Weighted-average common shares outstanding	359,681,070	370,914,035	358,584,203	368,024,612	361,395,823	361,395,823
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
13. Equity
Share Repurchase Program
The Board of Directors reset the total repurchase authorization to $1.4 billion in shares of the Company’s common stock, effective as of February 6, 2024. As of December 31, 2025, $165.7 million of repurchase capacity remained under the program, which reflects both common shares repurchased and shares retired in connection with the net share settlement of equity-based awards. The Board of Directors reset the total repurchase authorization to $2.0 billion in shares of our common stock, effective as of February 26, 2026. Under the share repurchase program, shares of the Company’s common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through
Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to repurchases of common stock, the share repurchase program is used for the payment of tax withholding amounts upon net share settlement of equity-based awards granted pursuant to our Equity Incentive Plan or otherwise based on the value of shares withheld that would have otherwise been issued to the award holder. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. The following table presents the Company’s shares that have been repurchased or retired as a result of net share settlement of equity-based awards during the years ended December 31, 2025 and 2024. Dollar amounts exclude the impact of excise taxes.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2025		2024
	Shares	$	Shares	$
	(Dollars in millions)
Shares repurchased	7,523,750	$400.0	8,984,957	$395.6
Shares retired in connection with the net share settlement of equity-based awards	5,128,944	286.5	3,332,881	159.0
Total	12,652,694	$686.5	12,317,838	$554.6
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 14, 2024	May 21, 2024	$0.35	$125.6
August 16, 2024	August 26, 2024	0.35	125.5
November 18, 2024	November 25, 2024	0.35	125.2
February 21, 2025	February 28, 2025	0.35	126.4
Total 2024 Dividend Year		$1.40	$502.7

May 19, 2025	May 27, 2025	$0.35	$126.3
August 18, 2025	August 28, 2025	0.35	126.5
November 10, 2025	November 19, 2025	0.35	125.9
February 16, 2026	February 20, 2026	0.35	126.4
Total 2025 Dividend Year		$1.40	$505.1
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
14. Equity-Based Compensation
The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (the “Equity Incentive Plan,” initially adopted in May 2012 and as most recently amended and restated on May 29, 2024) is a source of equity-based awards permitting the Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s shares of common stock. A total of
58,800,000 shares of common stock are authorized for the grant of awards under the Equity Incentive Plan, of which a total of
23,355,929 shares of the Company’s common stock remain available for grant as of December 31, 2025.
The Company recorded equity-based compensation expense, net of forfeitures of $374.7 million, $467.9 million and
$249.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Equity-based compensation expense generates deferred tax assets, which are realized when the awards vest. The Company recorded corresponding deferred tax benefits the years ended December 31, 2025, 2024 and 2023 of $65.2 million, $88.1 million and $41.1 million, respectively. A portion of the accumulated deferred tax asset associated with equity-based compensation expense was reclassified as a current tax benefit due to awards vesting during the years ended December 31, 2025, 2024 and 2023. The net impact of the addition/
(reduction) in deferred tax assets due to the equity-based compensation expense recorded during the period less the tax deduction for awards that vested was $(17.0) million, $39.7 million and $12.7 million for the years ended December 31, 2025,
2024 and 2023, respectively. As of December 31, 2025, the total unrecognized equity-based compensation expense related to

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
unvested deferred restricted stock units was $514.5 million, which is expected to be recognized over a weighted-average term of 2.1 years.
Equity-based awards issued to non-employees, including non-employee directors and consultants, are recognized as general, administrative and other expenses. The grant-date fair value of deferred restricted stock units granted to non-employees is charged to expense on a straight-line basis over the vesting period. Equity-based awards that require the satisfaction of future service criteria are recognized over the relevant service period. The expense for equity-based awards issued to non-employees was $10.7 million, $11.6 million and $6.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
During 2023, the Company granted 6.8 million shares related to equity inducement awards granted in connection with the appointment of the Company’s Chief Executive Officer, which included 2.1 million time-based restricted stock units which are eligible to vest ratably in four equal annual installments, beginning in December 2023. The final installment of this award is eligible to vest in December 2026.
Performance-Vesting Restricted Stock Units
The Company has also granted awards for which the vesting is subject to both a service condition and a market condition. Compensation cost for the awards containing market conditions, including stock price performance conditions, is based on a grant-date fair value that factors in the probability that the market conditions will be achieved and is recognized over the requisite service period on a straight-line basis.
The equity inducement awards granted in connection with the appointment of the Company’s Chief Executive Officer in 2023 included 4.7 million performance-based restricted stock units which contain stock price performance conditions.
During the years ended December 31, 2025, 2024 and 2023, the Company recognized $16.1 million, $30.0 million, and
$49.5 million, respectively, in equity-based compensation expense related to these awards.
During 2024, the Company granted 13.2 million restricted stock units to certain senior Carlyle professionals that are eligible to vest in three tranches based on the achievement of stock price performance over service periods of one, two, and three years. These awards had a grant-date fair value of approximately $347 million, which was derived using the Monte Carlo
Simulation model. The significant assumptions used to estimate the grant-date fair value of these awards included a risk-free rate of 4.15% and a concluded equity volatility of 40%. During 2025, the Company granted 3.0 million restricted stock units with stock price performance conditions to certain senior Carlyle professionals that are eligible to vest in three tranches based on the achievement of stock price performance over service periods of generally two, three, and four years. These awards had a grant-date fair value of $148.8 million, which reflected risk-free rates ranging from 3.62% to 4.23% and a concluded equity volatility of 40%. The Company recognized $99.6 million and $201.6 million in equity-based compensation expense related to awards with stock price performance conditions, excluding the equity inducement awards described above, during the years ended December 31, 2025 and 2024, respectively.
Common Shares
In connection with its strategic investment in NGP, the Company agreed to grant common shares on an annual basis with a value not to exceed $10.0 million based on a prescribed formula, which will vest over a 42-month period. Because the
Company accounts for its investment in NGP under the equity method of accounting, the fair value of the shares is recognized as a reduction to principal investment income. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $7.3 million, $8.9 million and $8.8 million, respectively, as a reduction to principal investment income related to

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
these shares. In connection with the Restructuring of the Company’s strategic investment in NGP as described in Note 4,
Investments, this obligation to grant its common shares to NGP annually was terminated, following a final grant made with respect to 2030.
A summary of the status of the Company’s non-vested equity-based awards as of December 31, 2025 and a summary of changes from December 31, 2022 through December 31, 2025, are presented below:

Unvested Shares	Performance- Vesting Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2022	—	$—	10,865,248	$35.78	452,880	$39.73
Granted(1)	4,941,317	$23.19	13,332,230	$32.36	258,579	$39.73
Vested	—	$—	5,280,029	$31.86	252,530	$34.85
Forfeited	—	$—	1,685,119	$32.24	—	$37.91
Balance, December 31, 2023	4,941,317	$23.19	17,232,330	$34.68	458,929	$37.87
Granted(1)	13,286,934	$26.55	5,659,849	$40.92	247,293	$40.08
Vested(2)	995,848	$29.86	6,932,134	$33.39	247,316	$34.52
Forfeited	292,253	$24.55	1,993,557	$33.86	—	$—
Balance, December 31, 2024	16,940,150	$25.41	13,966,488	$37.97	458,906	$39.35
Granted(1)	3,121,401	$49.04	4,997,491	$55.65	171,891	$56.33
Vested(3)	5,362,679	$30.83	7,247,447	$35.19	232,959	$36.87
Forfeited	484,304	$23.37	377,498	$43.36	—	$—
Balance, December 31, 2025	14,214,568	$28.63	11,339,034	$47.36	397,838	$46.04
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
(3)Includes 5,128,944 shares that were retired in connection with the net share settlement of equity-based awards. The Company paid $286.5 million of taxes related to the net share settlement of equity-based awards during the year ended December 31, 2025, which is included within financing activities in the consolidated statements of cash flows.
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
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

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
The following tables present the financial data for the Company’s three reportable segments for the year ended
December 31, 2025:

	Year Ended December 31, 2025
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$1,176.3	$609.1	$457.7	$2,243.1
Portfolio advisory and transaction fees, net and other	39.0	185.8	0.3	225.1
Fee related performance revenues	0.3	115.2	59.0	174.5
Total fund level fee revenues	1,215.6	910.1	517.0	2,642.7
Realized performance revenues	845.6	98.0	93.8	1,037.4
Realized principal investment income	56.3	59.4	36.1	151.8
Interest income	28.7	31.6	9.3	69.6
Total revenues	2,146.2	1,099.1	656.2	3,901.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	397.2	351.9	153.0	902.1
Realized performance revenues related compensation	540.4	59.9	79.8	680.1
Total compensation and benefits	937.6	411.8	232.8	1,582.2
General, administrative, and other indirect expenses(1)	228.1	140.3	82.0	450.4
Depreciation and amortization expense	29.4	16.4	8.2	54.0
Interest expense	60.3	49.6	13.8	123.7
Total expenses	1,255.4	618.1	336.8	2,210.3
(=) Distributable Earnings	$890.8	$481.0	$319.4	$1,691.2
(-) Realized Net Performance Revenues	305.2	38.1	14.0	357.3
(-) Realized Principal Investment Income	56.3	59.4	36.1	151.8
(+) Net Interest	31.6	18.0	4.5	54.1
(=) Fee Related Earnings	$560.9	$401.5	$273.8	$1,236.2
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
The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the
years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$3,901.5	$635.3	$243.0	(a)	$4,779.8
Expenses	$2,210.3	$678.4	$849.8	(b)	$3,738.5
Other income (loss)	$—	$117.9	$—	(c)	$117.9
Distributable earnings	$1,691.2	$74.8	$(606.8)	(d)	$1,159.2

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2024
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$3,655.4	$631.6	$1,138.8	(a)	$5,425.8
Expenses	$2,129.9	$610.3	$1,315.9	(b)	$4,056.1
Other income (loss)	$—	$24.0	$—	(c)	$24.0
Distributable earnings	$1,525.5	$45.3	$(177.1)	(d)	$1,393.7

	Year Ended December 31, 2023
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated
	(Dollars in millions)
Revenues	$3,405.1	$570.1	$(1,011.3)	(a)	$2,963.9
Expenses	$1,974.6	$460.3	$1,136.8	(b)	$3,571.7
Other income (loss)	$—	$6.9	$—	(c)	$6.9
Distributable earnings	$1,430.5	$116.7	$(2,148.1)	(d)	$(600.9)
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
and its affiliates that are included in operating captions or are excluded from the segment results, and adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, as detailed below:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Unrealized performance and fee related performance revenues	$121.5	$1,031.9	$(1,046.6)
Unrealized principal investment income (loss)	(19.4)	34.1	36.1
Principal investment loss from dilution of indirect investment in Fortitude	—	—	(104.0)
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(130.3)	(13.1)	(13.8)
Non-controlling interests and other adjustments to present certain costs on a net basis	290.4	167.9	191.6
Elimination of revenues of Consolidated Funds	(19.2)	(82.0)	(74.6)
	$243.0	$1,138.8	$(1,011.3)
The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$2,642.7	$2,403.8	$2,305.8
Adjustments(1)	(246.1)	(215.7)	(262.6)
Carlyle Consolidated - Fund management fees	$2,396.6	$2,188.1	$2,043.2
(1)Adjustments represent the reclassification of NGP management fees from principal investment income, the reclassification of fee related performance revenues from certain products, management fees earned from Consolidated Funds which were eliminated in consolidation to arrive at the Company’s fund management fees, and the reclassification of certain amounts included in portfolio advisory fees, net and other in the segment results that are included in interest and other income in the U.S. GAAP results.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
(b)The Expenses adjustment represents the elimination of intercompany expenses of the Consolidated Funds payable to the
Company, the inclusion of equity-based compensation, certain tax expenses associated with realized performance revenues related compensation, unrealized performance revenues related compensation, adjustments related to expenses associated with the investment in NGP Management that are included in operating captions, adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, changes in the tax receivable agreement liability, and charges and credits associated with Carlyle corporate actions and non-recurring items, as detailed below:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$99.0	$635.2	$612.6
Equity-based compensation	376.6	476.5	260.1
Acquisition or disposition-related charges and amortization of intangibles and impairment	262.4	136.6	145.3
Tax (expense) benefit associated with certain foreign performance revenues related compensation	(0.5)	(1.0)	(1.0)
Non-controlling interests and other adjustments to present certain costs on a net basis	133.9	92.8	148.7
Other adjustments	32.6	21.2	11.6
Elimination of expenses of Consolidated Funds	(54.2)	(45.4)	(40.5)
	$849.8	$1,315.9	$1,136.8

(c)The Other Income (Loss) adjustment results from the Consolidated Funds that were eliminated in consolidation to arrive at the Company’s total Other Income (Loss).
(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable Earnings
and to Fee Related Earnings:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Income (loss) before provision for income taxes	$1,159.2	$1,393.7	$(600.9)
Adjustments:
Net unrealized performance and fee related performance revenues	(22.5)	(396.7)	1,659.2
Unrealized principal investment (income) loss	19.4	(34.1)	(36.1)
Principal investment loss from dilution of indirect investment in Fortitude	—	—	104.0
Equity-based compensation(1)	376.6	476.5	260.1
Acquisition or disposition-related charges, including amortization of intangibles and impairment	262.4	136.6	145.3
Net income attributable to non-controlling interests in consolidated entities	(136.0)	(70.7)	(111.7)
Tax (expense) benefit associated with certain foreign performance revenues	(0.5)	(1.0)	(1.0)
Other adjustments(2)	32.6	21.2	11.6
Distributable Earnings	$1,691.2	$1,525.5	$1,430.5
Realized performance revenues, net of related compensation(3)	357.3	366.1	531.0
Realized principal investment income(3)	151.8	101.0	88.8
Net interest	54.1	46.2	48.7
Fee Related Earnings	$1,236.2	$1,104.6	$859.4
(1)Equity-based compensation for the years ended December 31, 2025, 2024 and 2023 included amounts that are presented in principal investment income and general, administrative and other expenses in the Company’s consolidated statements of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
(3)See reconciliation to most directly comparable U.S. GAAP measure below:

	Year Ended December 31, 2025
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$1,222.5	$(185.1)	$1,037.4
Performance revenues related compensation expense	936.3	(256.2)	680.1
Net performance revenues	$286.2	$71.1	$357.3
Principal investment income (loss)	$119.2	$32.6	$151.8

	Year Ended December 31, 2024
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$2,015.7	$(939.8)	$1,075.9
Performance revenues related compensation expense	1,361.5	(651.7)	709.8
Net performance revenues	$654.2	$(288.1)	$366.1
Principal investment income (loss)	$238.7	$(137.7)	$101.0

	Year Ended December 31, 2023
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(88.6)	$1,026.9	$938.3
Performance revenues related compensation expense	1,103.7	(696.4)	407.3
Net performance revenues	$(1,192.3)	$1,723.3	$531.0
Principal investment income (loss)	$133.4	$(44.6)	$88.8

(4)Adjustments to performance revenues and principal investment income (loss) relate to (i) unrealized performance allocations net of related compensation expense and unrealized principal investment income, which are excluded from the segment results,
(ii) amounts earned from the Consolidated Funds, which are eliminated in the U.S. GAAP consolidation but are included in the segment results, (iii) amounts attributable to non-controlling interests in consolidated entities, which are excluded from the segment results, (iv) the reclassification of NGP performance revenues, which are included in principal investment income in the U.S. GAAP financial statements, (v) the reclassification of fee related performance revenues, which are included in fund level fee revenues in the segment results, and (vi) the reclassification of tax expenses associated with certain foreign performance revenues. Adjustments to principal investment income (loss) also include the reclassification of earnings for the investments in NGP Management and its affiliates to the appropriate operating captions for the segment results, the exclusion of charges associated with the investment in NGP Management and its affiliates from the segment results and the exclusion of the principal investment loss from dilution of the indirect investment in Fortitude.
Information by Geographic Location
Carlyle primarily transacts business in the United States and a significant amount of its revenues are generated domestically. The Company has established investment vehicles whose primary focus is making investments in specified geographical locations. The tables below present consolidated revenues based on the geographical focus of the associated investment vehicle.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Total Revenues
	Share	%
	(Dollars in millions)
Year Ended December 31, 2025
Americas(1)	$3,281.9	69%
EMEA(2)	1,451.3	30%
Asia-Pacific(3)	46.6	1%
Total	$4,779.8	100%

	Total Revenues
	Share	%
	(Dollars in millions)
Year Ended December 31, 2024
Americas(1)	$4,096.4	76%
EMEA(2)	1,047.6	19%
Asia-Pacific(3)	281.8	5%
Total	$5,425.8	100%

	Total Revenues
	Share	%
	(Dollars in millions)
Year Ended December 31, 2023
Americas(1)	$1,289.0	44%
EMEA(2)	1,318.9	44%
Asia-Pacific(3)	356.0	12%
Total	$2,963.9	100%
(1)Relates to investment vehicles whose primary focus is the United States or South America.
(2)Relates to investment vehicles whose primary focus is Europe, the Middle East, and Africa.
(3)Relates to investment vehicles whose primary focus is Asia, including China, Japan, India, South Korea, and Australia.
The Company’s long-lived assets consist of Lease right-of-use assets, net, Fixed assets, net, and Intangible assets, net excluding goodwill. As of December 31, 2025, the Company held long-lived assets in the Americas and EMEA of
$650.5 million and $214.3 million, respectively. As of December 31, 2024, the Company held long-lived assets in the Americas and EMEA of $781.0 million and $207.2 million, respectively.
16. Subsequent Events
In February 2026, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share of common stock to common stockholders of record at the close of business on February 16, 2026, payable on February 20, 2026.

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements
17. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the
Company’s financial position as of December 31, 2025 and 2024 and results of operations for the years ended December 31,
2025, 2024 and 2023. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of December 31, 2025
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,970.2	$—	$—	$1,970.2
Cash and cash equivalents held at Consolidated Funds	—	1,235.1	—	1,235.1
Investments, including accrued performance allocations of $7,620.3	12,219.6	—	(1,066.9)	11,152.7
Investments of Consolidated Funds	—	12,519.8	—	12,519.8
Due from affiliates and other receivables, net	1,135.0	—	(300.2)	834.8
Due from affiliates and other receivables of Consolidated Funds, net	—	206.4	—	206.4
Fixed assets, net	224.9	—	—	224.9
Lease right-of-use assets, net	331.9	—	—	331.9
Deposits and other	98.2	2.7	—	100.9
Intangible assets, net	507.1	—	—	507.1
Deferred tax assets	32.2	—	—	32.2
Total assets	$16,519.1	$13,964.0	$(1,367.1)	$29,116.0
Liabilities and equity
Debt obligations	$2,997.0	$—	$—	$2,997.0
Loans payable of Consolidated Funds	—	10,712.4	(286.4)	10,426.0
Accounts payable, accrued expenses and other liabilities	543.7	—	—	543.7
Accrued compensation and benefits	5,849.4	—	—	5,849.4
Due to affiliates	197.8	6.1	—	203.9
Deferred revenue	129.2	—	—	129.2
Deferred tax liabilities	106.3	—	—	106.3
Other liabilities of Consolidated Funds	—	1,260.7	(0.3)	1,260.4
Lease liabilities	470.2	—	—	470.2
Accrued giveback obligations	72.8	—	—	72.8
Total liabilities	10,366.4	11,979.2	(286.7)	22,058.9
Common stock	3.6	—	—	3.6
Additional paid-in capital	4,285.8	1,099.2	(1,099.2)	4,285.8
Retained earnings	1,642.3	—	—	1,642.3
Accumulated other comprehensive loss	(213.1)	24.1	18.8	(170.2)
Non-controlling interests in consolidated entities	434.1	861.5	—	1,295.6
Total equity	6,152.7	1,984.8	(1,080.4)	7,057.1
Total liabilities and equity	$16,519.1	$13,964.0	$(1,367.1)	$29,116.0

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	As of December 31, 2024
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,266.0	$—	$—	$1,266.0
Cash and cash equivalents held at Consolidated Funds	—	830.4	—	830.4
Investments, including accrued performance allocations of $7,053.5	11,324.1	—	(387.4)	10,936.7
Investments of Consolidated Funds	—	7,782.4	—	7,782.4
Due from affiliates and other receivables, net	1,111.0	—	(305.4)	805.6
Due from affiliates and other receivables of Consolidated Funds, net	—	237.1	—	237.1
Fixed assets, net	185.3	—	—	185.3
Lease right-of-use assets, net	341.4	—	—	341.4
Deposits and other	55.1	1.8	—	56.9
Intangible assets, net	634.1	—	—	634.1
Deferred tax assets	27.6	—	—	27.6
Total assets	$14,944.6	$8,851.7	$(692.8)	$23,103.5
Liabilities and equity
Debt obligations	$2,143.5	$—	$—	$2,143.5
Loans payable of Consolidated Funds	—	7,161.6	(297.4)	6,864.2
Accounts payable, accrued expenses and other liabilities	389.8	—	—	389.8
Accrued compensation and benefits	5,446.6	—	—	5,446.6
Due to affiliates	236.6	5.3	—	241.9
Deferred revenue	138.7	—	—	138.7
Deferred tax liabilities	137.0	—	—	137.0
Other liabilities of Consolidated Funds	—	861.7	(0.1)	861.6
Lease liabilities	488.6	—	—	488.6
Accrued giveback obligations	44.0	—	—	44.0
Total liabilities	9,024.8	8,028.6	(297.5)	16,755.9
Common stock	3.6	—	—	3.6
Additional paid-in capital	3,892.3	423.5	(423.5)	3,892.3
Retained earnings	2,040.8	—	—	2,040.8
Accumulated other comprehensive loss	(350.5)	(7.5)	28.2	(329.8)
Non-controlling interests in consolidated entities	333.6	407.1	—	740.7
Total equity	5,919.8	823.1	(395.3)	6,347.6
Total liabilities and equity	$14,944.6	$8,851.7	$(692.8)	$23,103.5

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2025
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$2,439.1	$—	$(42.5)	$2,396.6
Incentive fees	197.1	—	(6.6)	190.5
Investment income
Performance allocations	1,232.0	—	(9.5)	1,222.5
Principal investment income	58.6	—	60.6	119.2
Total investment income	1,290.6	—	51.1	1,341.7
Interest and other income	236.9	—	(21.2)	215.7
Interest and other income of Consolidated Funds	—	635.3	—	635.3
Total revenues	4,163.7	635.3	(19.2)	4,779.8
Expenses
Compensation and benefits
Cash-based compensation and benefits	895.2	—	—	895.2
Equity-based compensation	374.7	—	—	374.7
Performance allocations and incentive fee related compensation	936.3	—	—	936.3
Total compensation and benefits	2,206.2	—	—	2,206.2
General, administrative and other expenses	784.4	—	(0.1)	784.3
Interest	123.9	—	—	123.9
Interest and other expenses of Consolidated Funds	—	678.4	(54.1)	624.3
Other non-operating income	(0.2)	—	—	(0.2)
Total expenses	3,114.3	678.4	(54.2)	3,738.5
Other income
Net investment income of Consolidated Funds	—	117.9	—	117.9
Income before provision for income taxes	1,049.4	74.8	35.0	1,159.2
Provision for income taxes	214.5	—	—	214.5
Net income	834.9	74.8	35.0	944.7
Net income attributable to non-controlling interests in consolidated entities	26.2	—	109.8	136.0
Net income attributable to The Carlyle Group Inc.	$808.7	$74.8	$(74.8)	$808.7

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2024
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$2,218.3	$—	$(30.2)	$2,188.1
Incentive fees	134.2	—	(0.7)	133.5
Investment income
Performance allocations	2,016.8	—	(1.1)	2,015.7
Principal investment income	267.7	—	(29.0)	238.7
Total investment income	2,284.5	—	(30.1)	2,254.4
Interest and other income	239.2	—	(21.0)	218.2
Interest and other income of Consolidated Funds	—	631.6	—	631.6
Total revenues	4,876.2	631.6	(82.0)	5,425.8
Expenses
Compensation and benefits
Cash-based compensation and benefits	875.5	—	—	875.5
Equity-based compensation	467.9	—	—	467.9
Performance allocations and incentive fee related compensation	1,361.5	—	—	1,361.5
Total compensation and benefits	2,704.9	—	—	2,704.9
General, administrative and other expenses	665.6	—	—	665.6
Interest	121.0	—	—	121.0
Interest and other expenses of Consolidated Funds	—	610.3	(45.4)	564.9
Other non-operating income	(0.3)	—	—	(0.3)
Total expenses	3,491.2	610.3	(45.4)	4,056.1
Other income
Net investment income of Consolidated Funds	—	24.0	—	24.0
Income before provision for income taxes	1,385.0	45.3	(36.6)	1,393.7
Provision for income taxes	302.6	—	—	302.6
Net income	1,082.4	45.3	(36.6)	1,091.1
Net income attributable to non-controlling interests in consolidated entities	62.0	—	8.7	70.7
Net income attributable to The Carlyle Group Inc.	$1,020.4	$45.3	$(45.3)	$1,020.4

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2023
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$2,074.3	$—	$(31.1)	$2,043.2
Incentive fees	96.2	—	(2.5)	93.7
Investment income
Performance allocations	(85.0)	—	(3.6)	(88.6)
Principal investment income	160.2	—	(26.8)	133.4
Total investment income	75.2	—	(30.4)	44.8
Interest and other income	222.7	—	(10.6)	212.1
Interest and other income of Consolidated Funds	—	570.1	—	570.1
Total revenues	2,468.4	570.1	(74.6)	2,963.9
Expenses
Compensation and benefits
Cash-based compensation and benefits	1,023.7	—	—	1,023.7
Equity-based compensation	249.1	—	—	249.1
Performance allocations and incentive fee related compensation	1,103.7	—	—	1,103.7
Total compensation and benefits	2,376.5	—	—	2,376.5
General, administrative and other expenses	651.4	—	0.7	652.1
Interest	123.8	—	—	123.8
Interest and other expenses of Consolidated Funds	—	460.3	(41.2)	419.1
Other non-operating expenses	0.2	—	—	0.2
Total expenses	3,151.9	460.3	(40.5)	3,571.7
Other income
Net investment income of Consolidated Funds	—	6.9	—	6.9
Income (loss) before provision for income taxes	(683.5)	116.7	(34.1)	(600.9)
Benefit for income taxes	(104.2)	—	—	(104.2)
Net income (loss)	(579.3)	116.7	(34.1)	(496.7)
Net income attributable to non-controlling interests in consolidated entities	29.1	—	82.6	111.7
Net income (loss) attributable to The Carlyle Group Inc.	$(608.4)	$116.7	$(116.7)	$(608.4)

The Carlyle Group Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$834.9	$1,082.4	$(579.3)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	192.1	184.1	180.6
Equity-based compensation	374.7	467.9	249.1
Non-cash performance allocations and incentive fees	(288.4)	(360.6)	1,569.2
Non-cash principal investment income	(11.7)	(207.0)	(130.7)
Other non-cash amounts	33.9	1.8	23.8
Purchases of investments	(1,292.7)	(886.7)	(345.8)
Proceeds from the sale of investments	1,029.4	737.5	485.9
Payments of contingent consideration	(2.7)	(4.1)	(68.6)
Change in deferred taxes, net	(29.8)	91.2	(368.7)
Change in due from affiliates and other receivables	45.0	(27.8)	(33.5)
Change in deposits and other	(41.0)	8.5	6.3
Change in accounts payable, accrued expenses and other liabilities	149.7	58.8	(33.2)
Change in accrued compensation and benefits	95.1	(37.1)	10.6
Change in due to affiliates	27.0	(11.7)	(14.5)
Change in lease right-of-use assets and lease liabilities	(10.4)	(8.1)	(10.8)
Change in deferred revenue	(16.5)	(0.2)	15.3
Net cash provided by operating activities	1,088.6	1,088.9	955.7
Cash flows from investing activities
Purchases of corporate treasury investments	—	(5.0)	(187.3)
Proceeds from corporate treasury investments	—	5.1	210.3
Purchases of fixed assets, net	(99.4)	(77.7)	(66.6)
Net cash used in investing activities	(99.4)	(77.6)	(43.6)
Cash flows from financing activities
Borrowings under credit facilities	—	10.4	—
Repayments under credit facilities	—	(10.4)	—
Issuance of 5.050% senior notes due 2035, net of financing costs	794.9	—	—
Payments on CLO borrowings	(56.5)	(120.5)	(17.2)
Proceeds from CLO borrowings, net of financing costs	90.0	0.7	12.0
Dividends to common stockholders	(505.1)	(503.0)	(497.7)
Payment of deferred consideration for Carlyle Holdings units	—	(68.8)	(68.8)
Contributions from non-controlling interest holders	191.2	229.5	11.8
Distributions to non-controlling interest holders	(130.5)	(131.0)	(64.0)
Common shares repurchased and net share settlement of equity-based awards	(686.5)	(554.6)	(203.5)
Change in due to/from affiliates financing activities	(24.7)	(24.4)	(16.2)
Net cash used in financing activities	(327.2)	(1,172.1)	(843.6)
Effect of foreign exchange rate changes	45.1	(14.8)	12.1
Increase (decrease) in cash, cash equivalents and restricted cash	707.1	(175.6)	80.6
Cash, cash equivalents and restricted cash, beginning of period	1,266.5	1,442.1	1,361.5
Cash, cash equivalents and restricted cash, end of period	$1,973.6	$1,266.5	$1,442.1

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,970.2	$1,266.0	$1,440.3
Restricted cash	3.4	0.5	1.8
Total cash, cash equivalents and restricted cash, end of period	$1,973.6	$1,266.5	$1,442.1
Cash and cash equivalents held at Consolidated Funds	$1,235.1	$830.4	$346.0

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the
Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025 was effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which is included herein.
ITEM 9B.OTHER INFORMATION
On February 24, 2026, David M. Rubenstein, Co-Founder and Co-Chairman of our Board of Directors, delivered notice to the Company terminating the Stockholder Agreement between the Company and Mr. Rubenstein, under which certain rights would have expired by their terms effective January 1, 2027. A description of the terms of the Stockholder Agreement can be found in the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders filed with the SEC on
April 17, 2025, under “Certain Relationships and Related Transactions—Stockholder Agreements,” which description is hereby incorporated by reference.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors, including our Audit Committee, executive officers, and corporate governance will be in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2025 (the “2026 Proxy Statement”) under the captions “Corporate
Governance,” “Item 1. Election of Directors,” “Executive Officers,” and “Insider Trading Policies and Procedures” and is
incorporated in this Annual Report on Form 10-K by reference.
Information relating to our compliance with Section 16(a) of the Exchange Act, if any, will be in the 2026 Proxy
Statement under the caption “Delinquent Section 16(a) Reports” and is incorporated in this Annual Report on Form 10-K by reference.
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
ITEM 11.EXECUTIVE COMPENSATION
Information relating to our executive officer and director compensation and the Compensation Committee will be in the 2026 Proxy Statement under the captions “Compensation Matters” and “Compensation Committee Interlocks and Insider
Participation” and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Information relating to securities authorized for issuance under equity compensation plans, security ownership of certain beneficial owners of our common stock, and information relating to the security ownership of our management will be in the 2026 Proxy Statement under the captions “Beneficial Ownership” and “Securities Authorized for Issuance under Equity
Compensation Plans” and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
Information regarding certain relationships and related transactions and director independence will be in the 2026
Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence” and is
incorporated in this Annual Report on Form 10-K by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services will be in the 2026 Proxy Statement under the caption
“Item 2. Ratification of Ernst & Young LLP as our Independent Registered Public Accounting Firm for 2026” and is
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

4.15
First Supplemental Indenture dated as of May 11, 2021 among Carlyle Finance L.L.C., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to
Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2021).

4.16	Form of 4.625% Subordinated Note due 2061 (included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2021).

4.17
Second Supplemental Indenture dated as of June 8, 2021 among Carlyle Finance L.L.C., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to
Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2021).

4.18
Base Indenture dated as of September 19, 2025 among The Carlyle Group Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2025).

4.19
First Supplemental Indenture dated as of September 19, 2025 among The Carlyle Group Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to
Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2025).

4.20	Form of 5.050% Senior Note due 2035 (included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2025).

4.21*	Description of Securities.

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

10.7+
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

10.9
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

10.10
Amended and Restated Office Lease by and between Teachers Insurance and Annuity Association of America
and Carlyle Investment Management L.L.C., dated as of June 14, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2018).

10.11
Form of Amended and Restated Limited Partnership Agreement of Fund General Partner (Delaware)
(incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2012).

10.12
Form of Amended and Restated Limited Partnership Agreement of Fund General Partner (Cayman Islands)
(incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on February 14, 2012).

10.13†
Third Amended and Restated Credit Agreement, dated as of May 29, 2025, among TC Group Cayman, L.P.,
Carlyle Investment Management L.L.C., and CG Subsidiary Holdings L.L.C., as Borrowers, TC Group, L.L.C.,
Carlyle Holdings I L.P., Carlyle Holdings II L.L.C., Carlyle Holdings III L.P. and Carlyle Finance Subsidiary
L.L.C. as Parent Guarantors, the Lenders Party Hereto, and Citibank, N.A. as Administrative Agent, and
Citibank, N.A., JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Wells Fargo Securities, LLC as Joint
Lead Arrangers and Bookrunners, and JPMorgan Chase Bank, N.A., Bank of America, N.A. and Wells Fargo
Bank, National Association, as Syndication Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s
Quarterly Report on Form 10-Q filed with the SEC on August 8, 2025).

10.14
Revolving Credit Agreement, dated as of December 17, 2018, as amended by Amendment No. 1 on December
16, 2019, Amendment No. 2 on December 15, 2020, Amendment No. 3 on September 1, 2021, Amendment No.
4 on January 25, 2022, Amendment No. 5 on August 23, 2023, Amendment No. 6 on August 21, 2024, and
Amendment No. 7 on August 20, 2025, among TCG Capital Markets L.L.C. and TCG Senior Funding L.L.C., as
Borrowers, the Lenders party hereto, and Mizuho Bank, Ltd., as Administrative Agent, and Mizuho Bank, Ltd.,
as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Registrant’s
Quarterly Report on Form 10-Q filed with the SEC on November 7, 2025).

10.15+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 12, 2020).

10.16+
Employment Agreement of Harvey M. Schwartz, dated as of February 5, 2023 (incorporated by reference to
Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.17+
Employment Agreement of Lindsay LoBue, dated as of September 28, 2023 (incorporated by reference to
Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.18+
Operating Executive Consulting Agreement by and between Carlyle Investment Management L.L.C. and James
H. Hance, dated as of November 1, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly
Report on Form 10-Q filed with the SEC on November 13, 2012).

10.19+
The Carlyle Group Inc. Inducement Award – Form of Global Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on February
13, 2023).

10.20+
The Carlyle Group Inc. Inducement Award – Form of Performance-Based Restricted Stock Unit Agreement
(incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the
SEC on February 13, 2023).

10.21+	Form of Global Restricted Stock Unit Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.22+
Form of Global Restricted Stock Unit Agreement for 2023 One-Time Time-Based Awards (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.23+	Form of Global Restricted Stock Unit Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2025).

10.24+
Form of Global Restricted Stock Unit Agreement for Bonus Deferral Awards (incorporated by reference to
Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2025).

10.25+
Form of Global Performance-Based Restricted Stock Unit Agreement for Stock Price Appreciation PSU Award
Program Awards (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q
filed with the SEC on May 9, 2025).

10.26*+	Form of Global Performance-Based Restricted Stock Unit Agreement for Stock Price Appreciation PSU Award Program Awards (December 2025).

10.27+	Form of Outside Director Deferral and Stock Election Form (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.28+
Form of Global Restricted Stock Unit Agreement for Time-Based Awards to Non-Employee Directors
(incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2025).

10.29+
Form of Global Restricted Stock Unit Agreement for Vested Awards to Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8,
2025).

10.30+	Form of Restrictive Covenant Letter for Certain Executive Officers (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 22, 2024).

10.31
Aircraft Lease Agreement, dated as of April 21, 2025, by and between Falstaff Partners LLC and Carlyle
Investment Management L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report
on Form 10-Q filed with the SEC on August 8, 2025).

10.32
Flight Support Services Agreement, dated as of April 18, 2025, by and between Jet Aviation Flights Services,
Inc. and Carlyle Investment Management L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s
Quarterly Report on Form 10-Q filed with the SEC on August 8, 2025).

19.1*	The Carlyle Group Inc. Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

22*	Senior and Subordinated Notes, Issuers, and Guarantors.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a).

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
The Carlyle Group Inc. Dodd-Frank Incentive Compensation Clawback Policy (incorporated by reference to
Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 22, 2024).

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from The Carlyle Group Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).
*Filed herewith.
**Furnished herewith.
†Certain information contained in this agreement has been omitted because it is not material and is the type that the
Registrant treats as private or confidential.
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
Date: February 27, 2026

The Carlyle Group Inc.

By:	/s/ Justin V. Plouffe
Name: Justin V. Plouffe
Title: Chief Financial Officer

Signature	Title
/s/ Harvey M. Schwartz Harvey M. Schwartz	Chief Executive Officer and Director (principal executive officer)

/s/ Justin V. Plouffe Justin V. Plouffe	Chief Financial Officer (principal financial officer)

/s/ William E. Conway, Jr William E. Conway, Jr.	Co-Founder, Co-Chairman, and Director

/s/ David M. Rubenstein David M. Rubenstein	Co-Founder, Co-Chairman, and Director

/s/ Daniel A. D’Aniello Daniel A. D’Aniello	Co-Founder, Chairman Emeritus, and Director

/s/ Afsaneh M. Beschloss Afsaneh M. Beschloss	Director

/s/ Sharda Cherwoo Sharda Cherwoo	Director

/s/ Linda H. Filler Linda H. Filler	Director

/s/ Lawton W. Fitt Lawton W. Fitt	Director

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director

/s/ Mark S. Ordan Mark S. Ordan	Director

/s/ Derica W. Rice Derica W. Rice	Director

/s/ William J. Shaw William J. Shaw	Director

/s/ Anthony Welters Anthony Welters	Director

/s/ Charles E. Andrews, Jr. Charles E. Andrews, Jr.	Chief Accounting Officer (principal accounting officer)