Form 10-Q
period 2026-03-31
Carlyle Group Inc.
filed 2026-05-08
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2026
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
As of May 5, 2026, there were 359,974,427 shares of common stock of the registrant outstanding.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the
Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements related to our expectations, estimates, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions and statements that are not historical facts, including our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, and our dividend policy. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,”
“expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,”
“estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties, and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described in this Quarterly Report on Form 10-Q and under the section entitled “Risk Factors” in our Annual Report on Form
10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27,
2026, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other periodic filings with the SEC.
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
•Global Credit: Opportunistic credit, aviation finance, infrastructure credit, and other closed-end credit funds advised by
Carlyle; and
•Carlyle AlpInvest: Funds and vehicles advised by AlpInvest Partners B.V. and its affiliates (“AlpInvest”), which include global private equity programs that pursue secondary purchases and financing of existing portfolios, managed co-investment programs, and primary fund investments.
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
“Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) Carlyle Tactical Private Credit Fund (“CTAC”), (e) our closed-end tender offer Carlyle AlpInvest Private Markets
(“CAPM”) funds and Carlyle AlpInvest Private Markets Secondaries (“CAPS”) funds, and (f) certain other structured credit and asset-backed finance products.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$1,673.2	$1,970.2
Cash and cash equivalents held at Consolidated Funds	1,081.0	1,235.1
Investments, including accrued performance allocations of $6,865.4 and $7,620.3 as of March 31, 2026 and December 31, 2025, respectively	10,465.3	11,152.7
Investments of Consolidated Funds	14,326.8	12,519.8
Due from affiliates and other receivables, net	769.1	834.8
Due from affiliates and other receivables of Consolidated Funds, net	356.7	206.4
Fixed assets, net	234.9	224.9
Lease right-of-use assets, net	332.9	331.9
Deposits and other	98.4	100.9
Intangible assets, net	473.6	507.1
Deferred tax assets	30.1	32.2
Total assets	$29,842.0	$29,116.0
Liabilities and equity
Debt obligations	$3,001.6	$2,997.0
Loans payable of Consolidated Funds	11,148.7	10,426.0
Accounts payable, accrued expenses and other liabilities	478.3	543.7
Accrued compensation and benefits	4,911.8	5,849.4
Due to affiliates	226.4	203.9
Deferred revenue	358.2	129.2
Deferred tax liabilities	55.2	106.3
Other liabilities of Consolidated Funds	1,718.4	1,260.4
Lease liabilities	466.8	470.2
Accrued giveback obligations	102.0	72.8
Total liabilities	22,467.4	22,058.9
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (359,839,214 and 357,374,023 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	3.6	3.6
Additional paid-in-capital	4,408.4	4,285.8
Retained earnings	1,172.7	1,642.3
Accumulated other comprehensive loss	(181.2)	(170.2)
Non-controlling interests in consolidated entities	1,971.1	1,295.6
Total equity	7,374.6	7,057.1
Total liabilities and equity	$29,842.0	$29,116.0
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Fund management fees	$584.0	$586.1
Incentive fees	51.7	43.2
Investment income (loss)
Performance allocations	(681.1)	222.9
Principal investment income (loss)	64.4	(63.1)
Total investment income (loss)	(616.7)	159.8
Interest and other income	55.3	50.6
Interest and other income of Consolidated Funds	179.7	133.4
Total revenues	254.0	973.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	227.1	218.4
Equity-based compensation	119.8	103.5
Performance allocations and incentive fee related compensation	(367.9)	171.4
Total compensation and benefits	(21.0)	493.3
General, administrative and other expenses	184.6	173.6
Interest	38.6	27.8
Interest and other expenses of Consolidated Funds	166.4	113.5
Total expenses	368.6	808.2
Other income (loss)
Net investment income (loss) of Consolidated Funds	(64.4)	6.1
Income (loss) before provision for income taxes	(179.0)	171.0
Provision (benefit) for income taxes	(37.1)	12.4
Net income (loss)	(141.9)	158.6
Net income (loss) attributable to non-controlling interests in consolidated entities	(9.7)	28.6
Net income (loss) attributable to The Carlyle Group Inc.	$(132.2)	$130.0
Net income (loss) attributable to The Carlyle Group Inc. per common share (see Note 11)
Basic	$(0.37)	$0.36
Diluted	$(0.37)	$0.35
Weighted-average common shares
Basic	359,192,724	359,464,272
Diluted	359,192,724	366,336,892
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(141.9)	$158.6
Other comprehensive income (loss)
Foreign currency translation adjustments	(19.0)	47.0
Defined benefit plans
Unrealized loss for the period	(0.8)	(1.1)
Reclassification adjustment for loss during the period, included in cash-based compensation and benefits expense	(0.1)	(0.1)
Other comprehensive income (loss)	(19.9)	45.8
Comprehensive income (loss)	(161.8)	204.4
Comprehensive income (loss) attributable to non-controlling interests in consolidated entities	(18.6)	33.3
Comprehensive income (loss) attributable to The Carlyle Group Inc.	$(143.2)	$171.1
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2025	357.4	$3.6	$4,285.8	$1,642.3	$(170.2)	$1,295.6	$7,057.1
Shares repurchased	(1.3)	—	—	(65.0)	—	—	(65.0)
Net shares issued for equity-based awards	3.7	—	—	(139.8)	—	—	(139.8)
Equity-based compensation	—	—	116.4	—	—	—	116.4
Dividend-equivalent rights on certain equity- based awards	—	—	6.2	(6.2)	—	—	—
Contributions	—	—	—	—	—	783.9	783.9
Dividends and distributions	—	—	—	(126.4)	—	(89.8)	(216.2)
Net loss	—	—	—	(132.2)	—	(9.7)	(141.9)
Currency translation adjustments	—	—	—	—	(10.1)	(8.9)	(19.0)
Defined benefit plans, net	—	—	—	—	(0.9)	—	(0.9)
Balance at March 31, 2026	359.8	$3.6	$4,408.4	$1,172.7	$(181.2)	$1,971.1	$7,374.6

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2024	357.2	$3.6	$3,892.3	$2,040.8	$(329.8)	$740.7	$6,347.6
Shares repurchased	(0.5)	—	—	(25.0)	—	—	(25.0)
Net shares issued for equity-based awards	4.2	—	—	(151.5)	—	—	(151.5)
Equity-based compensation	—	—	102.3	—	—	—	102.3
Dividend-equivalent rights on certain equity- based awards	—	—	3.1	(3.1)	—	—	—
Initial consolidation of a Consolidated Entity	—	—	—	—	—	35.0	35.0
Contributions	—	—	—	—	—	163.0	163.0
Dividends and distributions	—	—	—	(126.4)	—	(164.2)	(290.6)
Net income	—	—	—	130.0	—	28.6	158.6
Currency translation adjustments	—	—	—	—	42.3	4.7	47.0
Defined benefit plans, net	—	—	—	—	(1.2)	—	(1.2)
Balance at March 31, 2025	360.9	$3.6	$3,997.7	$1,864.8	$(288.7)	$807.8	$6,385.2
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(141.9)	$158.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	50.5	46.9
Equity-based compensation	119.8	103.5
Non-cash performance allocations and incentive fees, net	283.1	15.0
Non-cash principal investment (income) loss	(39.6)	72.7
Other non-cash amounts	(2.1)	12.6
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	248.6	(7.0)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(184.2)	0.9
Purchases of investments by Consolidated Funds	(4,092.8)	(2,425.5)
Proceeds from sales and settlements of investments by Consolidated Funds	2,199.8	1,430.8
Non-cash interest income, net	(4.2)	(4.1)
Change in cash and cash equivalents held at Consolidated Funds	169.0	270.9
Change in other receivables held at Consolidated Funds	(143.6)	8.3
Change in other liabilities held at Consolidated Funds	606.6	(2.5)
Purchases of investments	(148.2)	(78.3)
Proceeds from the sale of investments	160.8	144.8
Payments of contingent consideration	—	(1.0)
Changes in deferred taxes, net	(45.4)	(29.4)
Change in due from affiliates and other receivables	(1.7)	10.7
Change in deposits and other	7.1	(10.8)
Change in accounts payable, accrued expenses and other liabilities	(66.1)	(25.4)
Change in accrued compensation and benefits	(461.2)	(327.7)
Change in due to affiliates	18.0	6.5
Change in lease right-of-use assets and lease liabilities	(4.5)	(2.8)
Change in deferred revenue	229.8	280.2
Net cash used in operating activities	(1,242.4)	(352.1)
Cash flows from investing activities
Purchases of fixed assets, net	(28.1)	(16.7)
Net cash used in investing activities	(28.1)	(16.7)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities
Payments on CLO borrowings	(22.5)	(14.6)
Proceeds from CLO borrowings, net of financing costs	32.4	15.1
Net borrowings on loans payable of Consolidated Funds	579.8	559.4
Dividends to common stockholders	(126.4)	(126.4)
Contributions from non-controlling interest holders	783.9	163.0
Distributions to non-controlling interest holders	(89.8)	(164.2)
Common shares repurchased and net share settlement of equity-based awards	(204.8)	(176.5)
Change in due to/from affiliates financing activities	35.7	40.8
Net cash provided by financing activities	988.3	296.6
Effect of foreign exchange rate changes	(8.7)	5.0
Decrease in cash, cash equivalents and restricted cash	(290.9)	(67.2)
Cash, cash equivalents and restricted cash, beginning of period	1,973.6	1,266.5
Cash, cash equivalents and restricted cash, end of period	$1,682.7	$1,199.3
Supplemental non-cash disclosures
Initial consolidation of Consolidated Funds	$(8.9)	$57.0

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,673.2	$1,190.3
Restricted cash	9.5	9.0
Total cash, cash equivalents and restricted cash, end of period	$1,682.7	$1,199.3
Cash and cash equivalents held at Consolidated Funds	$1,081.0	$570.9
See accompanying notes.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Carlyle is one of the world’s largest global investment firms that deploys private capital across its business and conducts its operations through three reportable segments: Global Private Equity, Global Credit, and Carlyle AlpInvest (see Note 14,
Segment Reporting). The Global Private Equity segment advises buyout, growth, real estate, and infrastructure & natural resources funds. The Global Private Equity segment also includes the NGP Carry Funds advised by NGP. The Global Credit segment advises funds and vehicles that pursue investment strategies including insurance solutions, liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, cross-platform credit products, and global capital markets. The Carlyle AlpInvest segment advises global private equity programs that pursue secondary purchases and financing of existing portfolios, managed co-investment programs, and primary fund investments. Carlyle typically serves as the general partner, investment manager, or collateral manager, making day-to-day investment decisions concerning the assets of these products.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. These statements, including notes, have not been audited, exclude some of the disclosures required for annual financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2026. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.
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
As of March 31, 2026, assets and liabilities of the consolidated VIEs reflected in the condensed consolidated balance sheets were $15.8 billion and $12.9 billion, respectively. As of December 31, 2025, assets and liabilities of the consolidated
VIEs reflected in the consolidated balance sheets were $14.0 billion and $11.7 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees and contingent incentive fees have been eliminated as intercompany transactions. As of March 31, 2026, the Company held $484.3 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include certain investment funds in the Global Private Equity segment that are accounted for as consolidated VIEs due to the
Company providing financing to bridge investment purchases. As of March 31, 2026, the Company held $900.5 million of notes receivable and investments related to these investment funds which represents its maximum risk of loss. The Company’s
Consolidated Funds also include certain funds in the Global Credit and Carlyle AlpInvest segments that are accounted for as consolidated VIEs due to the Company having either a significant direct interest in these funds or significant indirect interest via the Company’s investment in Fortitude (see Note 4, Investments).
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

	As of
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Investments	$733.8	$776.5
Accrued performance allocations	737.7	756.0
Management fee receivables	53.5	57.2
Total	$1,525.0	$1,589.7
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of March 31,
2026 and December 31, 2025.
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
Management fees may be charged in advance or arrears, and at a monthly, quarterly, or semi-annual cadence pursuant to the terms of the investment management agreement. The range of management fee rates and the base on which they are earned vary based on the product’s strategy, expected term, and other factors, but generally encompass the following:
•For closed-end carry funds in the Global Private Equity and Global Credit segments:
◦During the fund’s commitment period, generally 1.0% to 2.0% of limited partners’ capital commitments in the case of Global Private Equity and invested capital in the case of Global Credit, and
◦Following the expiration or termination of the investment period, generally 0.5% to 2.0% of the lower of cost or fair value of invested capital.
•For carry funds and other fund vehicles in the Carlyle AlpInvest segment:
◦During the fund’s commitment period, generally 0.25% to 1.5% of the vehicle’s capital commitments, and
◦Following the expiration of the commitment fee period, generally 0.25% to 1.5% on (i) the net invested capital, (ii) the lower of cost or net asset value of the capital invested, or (iii) the net asset value for unrealized investments.
•For CLOs and other structured products in the Global Credit segment, 0.4% to 0.5% based on the total par amount of assets or the aggregate principal amount of the notes in the CLO.
•For certain of the Company’s perpetual capital strategies and separately managed accounts in the Global Credit segment, 0.10% to 0.75% based on invested capital or the fair value of the underlying assets.
•For certain cross platform products as well as the company’s business development companies in the Global Credit segment, 1.0% to 1.5% of gross assets, excluding cash and cash equivalents, or net asset value.
•For the Company’s retail-oriented perpetual capital products, including CTAC, CAPM, and CAPS funds, generally
1.0% to 1.25% of net asset value.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Transaction and advisory fees allocable to funds that do not pay fund management fees do not have a rebate offset. The
Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global
Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of
$49.3 million and $76.7 million for the three months ended March 31, 2026 and 2025, respectively, net of rebate offsets as defined in the respective fund limited partnership agreements.
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
Incentive Fees
The Company is also entitled to receive performance-based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, the Company is entitled to an incentive fee generally between 10.0% and 17.5% of either pre-incentive investment income or net profits, in most instances subject to a quarterly hurdle rate and catch-up, payable quarterly. Incentive fees are recognized when the performance benchmark has been achieved. Incentive fees are variable consideration because they are contingent upon the investment vehicle achieving stipulated investment return hurdles. Investment returns are highly susceptible to market factors outside of the Company’s influence.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
values as of the end of the prior period. Because of the inherent uncertainty, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return, and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of March 31, 2026 and December 31, 2025, the
Company accrued $102.0 million and $72.8 million, respectively, for giveback obligations.
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $161.8 million and $123.0 million for the three months ended March 31, 2026 and 2025, respectively, and is included in interest and other income of
Consolidated Funds in the accompanying condensed consolidated statements of operations.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees and certain other interests earned is due to employees and advisors of the Company. These amounts are accounted for as profit sharing interests in compensation expense in a systematic and rational manner in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. The liability is measured assuming the hypothetical liquidation of the associated funds’ underlying investments as of the measurement date. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As any vesting requirement is accelerated upon realization, the service period is not considered substantive when recording the liability based on the hypothetical liquidation value. As of March 31, 2026 and December 31, 2025, the Company recorded a liability of $4.6 billion and
$5.1 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.
Income Taxes
The Company is a corporation for U.S. federal income tax purposes and is subject to U.S. federal, state, and local corporate income taxes. The Company is subject to periodic audit by U.S. federal, state, local, and foreign taxing authorities.
The interim provision for income taxes is generally calculated using an estimated annual effective tax rate applied to year-to-
date ordinary income in accordance with ASC 740, Income Taxes.
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
In the absence of observable market prices, the Company values its investments and its funds’ investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity and debt of operating companies and real assets, CLO investments and CLO loans payable, and fund investments. The valuation technique for each of these investments is described below:
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
Investment professionals with responsibility for the underlying investments are responsible for preparing the investment valuations pursuant to the policies, methodologies, and templates prepared by the Company’s valuation group, which is a team made up of dedicated valuation professionals reporting to the Company’s Chief Accounting Officer. The valuation group is responsible for maintaining the Company’s valuation policy and related guidance, templates, and systems that are designed to be consistent with the guidance found in ASC 820. These valuations, inputs, and preliminary conclusions are reviewed by the fund management teams. The valuations are then reviewed and approved by the respective fund valuation subcommittees, which include the respective fund head(s), segment head, Chief Financial Officer, and Chief Accounting Officer, as well as members of the valuation group. The valuation group compiles the aggregate results and significant matters and presents them for review and approval by the global valuation committee, which includes, among others, the Company’s Chief Financial
Officer, Chief Accounting Officer, and the business segment heads, and is observed by the Chief Compliance Officer, the Chief
Audit Executive, the Chief Risk Officer, the Company’s Audit Committee, and others. Additionally, each quarter a sample of valuations are reviewed by external valuation firms. Valuations of the funds’ investments are used in the calculation of accrued performance allocations.
Investments, at Fair Value
Investments include (i) the Company’s ownership interests (typically general partner interests) in the Funds, including the
Company’s investment in Fortitude held through Carlyle FRL (which are accounted for as equity method investments), (ii) the
Company’s investment in NGP (which is accounted for as an equity method investment), (iii) the investments held by the
Consolidated Funds (which are presented at fair value in the Company’s condensed consolidated financial statements), and (iv)
certain credit-oriented investments, including investments in the CLOs and the common shares of Carlyle Secured Lending,
Inc. (“CGBD,” see Note 4, Investments, to this Quarterly Report on Form 10-Q and Note 9, Related Party Transactions, to our
Annual Report on Form 10-K for the year ended December 31, 2025 for more information), which are accounted for as trading securities.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Cash and Cash Equivalents Held at Consolidated Funds
Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the Consolidated
Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Company.
Restricted Cash
Restricted cash primarily represents cash held by the Company’s foreign subsidiaries due to certain government regulatory capital requirements as well as certain amounts held on behalf of Carlyle funds. As of March 31, 2026 and
December 31, 2025, the Company held restricted cash of $9.5 million and $3.4 million, respectively, which are included in
Deposits and other in the condensed consolidated balance sheets.
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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase
(“Repurchase Agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under Repurchase Agreements on terms that permit the counterparties to repledge or resell the securities to others. As of March 31, 2026, $337.2 million of securities were transferred to counterparties under Repurchase Agreements and are included within investments in the condensed consolidated balance sheets. Cash received under Repurchase Agreements is recognized as a liability within debt obligations in the condensed consolidated balance sheets. See Note 5, Borrowings, for additional information.
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
In 2026, the Company entered into an operating lease agreement for office space in New York City, which has a term of
10 years and is expected to commence during 2028. The total contractual minimum lease payments over the term of the lease is approximately $255 million. The related ROU asset and operating lease liability will be recorded on the lease commencement date and are not reflected on the Company’s condensed consolidated balance sheets as of March 31, 2026.
Intangible Assets and Goodwill
The Company’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to eight years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was
$32.8 million and $32.6 million for the three months ended March 31, 2026 and 2025, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the U.S. dollar. Any corresponding currency translation is recorded in accumulated other comprehensive income (loss).
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of
October 1 and between annual tests when events and circumstances indicate that impairment may have occurred.
The Company recorded no impairment losses of intangible assets or goodwill during the three months ended March 31,
2026 and 2025.
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. Deferred revenue also includes transaction and portfolio advisory fees received by the Company that are required to offset fund management fees pursuant to the related fund agreements.
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) comprise foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of March 31, 2026 and December 31, 2025 were as follows:

	As of
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Currency translation adjustments	$(182.8)	$(172.7)
Unrealized losses on defined benefit plans	1.6	2.5
Total	$(181.2)	$(170.2)

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are remeasured at period-end rates of exchange, and the condensed consolidated statements of operations are remeasured at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $4.0 million and $(4.3) million for the three months ended March 31, 2026 and 2025, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.
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
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software,
which clarifies the threshold for capitalizing internal-use software costs to be based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted, and the amendments in this update may be applied on a prospective, retrospective or modified basis. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
3. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy levels as disclosed in Note 2, Summary of Significant Accounting Policies, as of March 31, 2026:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds(1):
Equity securities(2)	$73.7	$16.4	$875.5	$965.6
Bonds	—	—	756.2	756.2
Loans	—	—	10,214.7	10,214.7
	73.7	16.4	11,846.4	11,936.5
Investments in CLOs and other:
Investments in CLOs	—	—	309.9	309.9
Other investments(3)	89.7	20.3	91.0	201.0
	89.7	20.3	400.9	510.9
Foreign currency forward contracts	—	0.4	—	0.4
Subtotal	$163.4	$37.1	$12,247.3	$12,447.8
Investments measured at net asset value				2,396.6
Total				$14,844.4
Liabilities
Loans payable of Consolidated Funds(4)(5)	$—	$—	$10,156.7	$10,156.7
Foreign currency forward contracts	—	3.7	—	3.7
Total	$—	$3.7	$10,156.7	$10,160.4

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(1)This balance excludes $2.4 billion of Investments of Consolidated Funds that are included in Investments measured at net asset value, which relate to certain consolidated investment fund of funds in the Company’s Carlyle AlpInvest segment.
(2)This balance includes $726.4 million related to investments that have been bridged by a subsidiary of the Company to investment funds and are accounted for as consolidated VIEs as of March 31, 2026. The Company’s subsidiary, which is accounted for as a consolidated VIE, has entered into warehouse agreements with certain funds to transfer certain of these investments at a price agreed upon by the parties, which may differ from fair value.
(3)The Level III balance excludes $98.3 million related to four corporate investments in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to
ASC 321, Investments–Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(4)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interest held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(5)Loans payable of Consolidated Funds balance excludes $940.9 million of senior notes measured at amortized cost and a
$51.0 million revolving credit balance, which relate to certain consolidated investment fund of funds in the Company’s Carlyle
AlpInvest segment.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2025:

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
(2)This balance includes $989.4 million related to investments that have been bridged by a subsidiary of the Company to investment funds and are accounted for as consolidated VIEs as of December 31, 2025. The Company’s subsidiary, which is accounted for as a consolidated VIE, has entered into warehouse agreements with certain funds to transfer certain of these investments at a price agreed upon by the parties, which may differ from fair value.
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
(5)Loans payable of Consolidated Funds balance excludes a $939.4 million of senior notes measured at amortized cost and a
$63.0 million revolving credit balance, which relate to certain consolidated investment fund of funds in the Company’s Carlyle
AlpInvest segment.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The changes in financial instruments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows (Dollars in millions):

	Financial Assets
	Three Months Ended March 31, 2026
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$1,094.8	$691.2	$9,249.8	$349.0	$94.6	$11,479.4
Initial consolidation of funds(1)	0.1	17.5	361.7	—	—	379.3
Purchases	45.5	161.3	2,642.9	1.0	—	2,850.7
Sales and distributions	(261.1)	(94.4)	(1,339.7)	(34.2)	(2.8)	(1,732.2)
Settlements	—	—	(439.2)	—	—	(439.2)
Realized and unrealized gains (losses), net
Included in earnings	(3.8)	(9.8)	(205.5)	(0.8)	(0.8)	(220.7)
Included in other comprehensive income	—	(9.6)	(55.3)	(5.1)	—	(70.0)
Balance, end of period	$875.5	$756.2	$10,214.7	$309.9	$91.0	$12,247.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(9.2)	$(7.5)	$(200.1)	$(3.9)	$(0.7)	$(221.4)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(8.2)	$(50.5)	$(5.3)	$—	$(64.0)
(1)As a result of the initial consolidation of two funds during the three months ended March 31, 2026.

	Financial Assets
	Three Months Ended March 31, 2025
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$572.0	$465.1	$6,431.4	$378.9	$85.1	$7,932.5
Initial consolidation of funds(1)	—	24.0	167.9	1.0	—	192.9
Transfers out(2)	—	—	—	—	(50.4)	(50.4)
Purchases	253.2	56.4	2,225.3	1.1	37.8	2,573.8
Sales and distributions	(9.0)	(72.6)	(943.9)	(36.2)	(11.2)	(1,072.9)
Settlements	—	—	(358.9)	—	—	(358.9)
Realized and unrealized gains (losses), net
Included in earnings	5.5	4.5	(10.9)	12.0	2.4	13.5
Included in other comprehensive income	—	18.4	121.7	8.7	—	148.8
Balance, end of period	$821.7	$495.8	$7,632.6	$365.5	$63.7	$9,379.3
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$4.8	$4.2	$0.6	$10.2	$5.1	$24.9
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$15.5	$109.4	$9.7	$—	$134.6
(1)As a result of the initial consolidation of one fund during the three months ended March 31, 2025.
(2)Represents the exchange of the BDC Preferred Shares, which were valued using Level III inputs, for common shares of CGBD, which were valued using Level I inputs. See Note 9, Related Party Transactions, to our Annual Report on Form 10-K for the year ended
December 31, 2025 for more information.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$9,423.1	$6,809.1
Initial consolidation of funds(1)	388.4	193.8
Borrowings	1,647.1	782.1
Paydowns	(486.9)	(242.1)
Sales	(569.4)	(6.5)
Realized and unrealized (gains) losses, net
Included in earnings	(184.2)	1.2
Included in other comprehensive income	(61.4)	142.7
Balance, end of period	$10,156.7	$7,680.3
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(166.4)	$10.0
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(68.5)	$133.5
(1)As a result of the initial consolidation of two funds during the three months ended March 31, 2026, and the initial consolidation of one fund during the three months ended March 31, 2025.
Realized and unrealized gains and losses included in earnings for Level III investments for investments in CLOs and other investments are included in investment income (loss), and such gains and losses for investments of Consolidated Funds and loans payable of the Consolidated Funds are included in Net investment income of Consolidated Funds in the condensed consolidated statements of operations.
Gains and losses included in other comprehensive income for all Level III financial asset and liabilities are included in accumulated other comprehensive loss and non-controlling interests in consolidated entities.
The following table summarizes quantitative information about the Company’s Level III inputs as of March 31, 2026:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from Increase in Input
(Dollars in millions)	March 31, 2026
Assets
Investments of Consolidated Funds:
Equity securities	$2.9	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 547.56 (0.40)	Higher
	499.9	Discounted Cash Flow	Discount Rates	6% - 18% (11%)	Lower
			Terminal Growth Rate	2% - 11% (3%)	Higher
		Comparable Multiple	EBITDA Multiple	1.5x - 22.0x (11.4x)	Higher
			Revenue Multiple	2.7x - 9.0x (6.4x)	Higher
	231.0	Discounted Cash Flow	Discount Rates	7% - 27% (14%)	Lower
			Constant Prepayment Rate	6% - 16% (8%)	Lower
			Constant Default Rate	0% - 6% (1%)	Lower
			Recovery Rate	20% - 40% (31%)	Higher
	141.7	Other(1)	N/A	N/A	N/A

Bonds	756.2	Consensus Pricing	Indicative Quotes (% of Par)	70 - 102 (96)	Higher
Loans	9,945.4	Consensus Pricing	Indicative Quotes (% of Par)	0 - 101 (96)	Higher
	267.6	Discounted Cash Flow	Discount Rates	0% - 18% (10%)	Lower
			Constant Prepayment Rate	11% - 11% (11%)	Lower
			Constant Default Rate	2% - 4% (2%)	Lower
			Severity	75% - 75% (75%)	Higher
	1.7	Other(1)	N/A	N/A	N/A
11,846.4
Investments in CLOs:
Senior secured notes	275.4	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	83 - 101 (100)	Higher
			Discount Margins (Basis Points)	90 - 1,300 (209)	Lower
			Default Rates	2% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Subordinated notes and preferred shares	34.5	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	1 - 82 (30)	Higher
			Discount Rates	8% - 22% (13%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Other investments:
Aviation subordinated notes	6.9	Discounted Cash Flow	Discount Rates	21% - 21% (21%)	Lower
Loans	83.7	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	100 - 100 (100)	Higher
			Discount Rates	1% - 21% (9%)	Lower
	0.4	Other(1)	N/A	N/A	N/A
Total	$12,247.3
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$9,820.3	Other(2)	N/A	N/A	N/A
Subordinated notes and preferred shares	336.4	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	3 - 84 (61)	Higher
			Discount Rates	9% - 16% (12%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Total	$10,156.7

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes quantitative information about the Company’s Level III inputs as of December 31, 2025:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from Increase in Input
(Dollars in millions)	December 31, 2025
Assets
Investments of Consolidated Funds:
Equity securities	$1.4	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 20.38 (0.19)	Higher
	789.2	Discounted Cash Flow	Discount Rates	7% - 19% (11%)	Lower
			Terminal Growth Rate	1% - 11% (4%)	Higher
		Comparable Multiple	EBITDA Multiple	1.5x - 23.8x (12.0x)	Higher
			Revenue Multiple	2.8x - 2.8x (2.8x)	Higher
			TCF Multiple	22.3x - 22.3x (22.3x)	Higher
	112.3	Discounted Cash Flow	Discount Rates	7% - 20% (12%)	Lower
			Constant Prepayment Rate	6% - 16% (9%)	Lower
			Constant Default Rate	0% - 6% (1%)	Lower
			Recovery Rate	0% - 40% (21%)	Higher
	191.9	Other(1)	N/A	N/A	N/A

Bonds	691.2	Consensus Pricing	Indicative Quotes (% of Par)	12 - 106 (96)	Higher
Loans	9,028.5	Consensus Pricing	Indicative Quotes (% of Par)	0 - 101 (98)	Higher
	216.0	Discounted Cash Flow	Discount Rates	6% - 16% (9%)	Lower
	3.5	Discounted Cash Flow	Discount Rates	14% - 14% (14%)	Lower
			Constant Prepayment Rate	8% - 14% (11%)	Lower
			Constant Default Rate	2% - 2% (2%)	Lower
Other	1.8	Other(1)	N/A	N/A	N/A
11,035.8
Investments in CLOs
Senior secured notes	303.3	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	92 - 101 (100)	Higher
			Discount Margins (Basis Points)	80 - 1,060 (204)	Lower
			Default Rates	2% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Subordinated notes and preferred shares	45.7	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	0 - 87 (38)	Higher
			Discount Rate	0% - 31% (10%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Other investments:
Aviation subordinated notes	7.5	Discounted Cash Flow	Discount Rates	21% - 21% (21%)	Lower
Loans	37.6	Discounted Cash Flow	Discount Rates	6% - 10% (9%)	Lower
		Consensus Pricing	Indicative Quotes (% of Par)	100 - 100 (100)	Higher
	49.5	Other(1)	N/A	N/A	N/A
Total	$11,479.4
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$9,032.2	Other(2)	N/A	N/A	N/A
Subordinated notes and preferred shares	390.9	Discounted Cash Flow with Consensus Pricing	Indicative Quotes (% of Par)	10 - 84 (51)	Higher
			Discount Rates	5% - 24% (9%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Total	$9,423.1

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
4. Investments
Investments consist of the following:

	As of
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Accrued performance allocations	$6,865.4	$7,620.3
Principal equity method investments, excluding performance allocations	2,982.3	2,879.5
Principal investments in CLOs	309.9	349.0
Other investments	307.7	303.9
Total	$10,465.3	$11,152.7
Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Global Private Equity	$4,324.3	$5,021.1
Global Credit	740.2	724.6
Carlyle AlpInvest	1,800.9	1,874.6
Total	$6,865.4	$7,620.3
Approximately 16% and 24% of accrued performance allocations at March 31, 2026 and December 31, 2025, respectively, were related to Carlyle Partners VII, L.P., one of the Company’s Global Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee related compensation (see Note 6, Accrued Compensation and Benefits), and accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets. The components of the accrued giveback obligations are as follows:

	As of
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Global Private Equity	$(76.5)	$(47.3)
Global Credit	(25.5)	(25.5)
Total	$(102.0)	$(72.8)
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Global Private Equity(1)	$1,434.7	$1,384.4
Global Credit(2)	1,120.3	1,151.9
Carlyle AlpInvest	427.3	343.2
Total	$2,982.3	$2,879.5
(1)The balance includes $652.4 million and $616.0 million as of March 31, 2026 and December 31, 2025, respectively, related to the
Company’s equity method investments in NGP.
(2)The balance includes $729.2 million and $722.4 million as of March 31, 2026 and December 31, 2025, respectively, related to the
Company’s investment in Fortitude.
Investment in Fortitude
Carlyle FRL, L.P. (“Carlyle FRL”), a Carlyle-affiliated investment fund, holds a 38.5% interest in Fortitude Holdings to
FGH Parent, L.P. (“FGH Parent” or “Fortitude”), an insurance and reinsurance company. The Company indirectly owns 10.5%
of Fortitude, and Carlyle FRL and other strategic third-party investors collectively hold a 97.5% interest in Fortitude. As of
March 31, 2026, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude at fair value, was $729.2 million, relative to equity invested of $666.8 million.
The Company has an asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of March 31, 2026, Fortitude, its affiliates and certain Fortitude reinsurance counterparties have committed approximately $25.2 billion of capital to-date to various Carlyle strategies. The Company has a strategic advisory services agreement in place with certain subsidiaries of
Fortitude through Carlyle Insurance Solutions Management L.L.C. (“CISM”), an investment adviser. Under the agreement,
CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability.
Investment in NGP
The Company has equity interests in NGP Management Company, L.L.C. (“NGP Management”), the general partners of certain carry funds advised by NGP, and principal investments in certain NGP funds as described below. These investments are included in the Global Private Equity segment. NGP Management serves as the investment advisor to the NGP Energy Funds.
The Company does not control NGP and accounts for its investments in NGP under the equity method of accounting.
The Company’s investments in NGP as of March 31, 2026 and December 31, 2025 are as follows:

	As of
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Investment in NGP Management	$238.7	$247.4
Investments in NGP general partners - accrued performance allocations	368.0	326.2
Principal investments in NGP funds	45.7	42.4
Total investments in NGP	$652.4	$616.0
See Note 4, Investments, to our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the restructuring of the terms of the Company’s strategic investment in NGP (the “Restructuring”). As a result of the Restructuring, the three months ended March 31, 2025 included a $92.5 million impairment of the Company’s investment in NGP Management and a $38 million reduction in accrued performance allocations, which were recorded in
Principal investment income (loss) in the condensed consolidated statements of operations and excluded from Distributable

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Earnings, as defined in Note 14, Segment Reporting. The Company amortizes basis differences established in connection with the Restructuring as a reduction to Principal investment income over their estimated useful lives.
Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee related revenues earned by existing funds prior to the Restructuring that held an initial closing after December 31, 2024, and up to 55.0% of management fee related revenues on future NGP funds subsequent to the Restructuring in the aggregate, which are based on a sliding scale, including all management fees being retained by NGP for the years 2025 through 2028 on such future NGP funds. The Company records investment income (loss)
for its equity income allocation from NGP management fee related revenues and also records its share of any allocated expenses from NGP Management, as well as expenses associated with the compensatory elements of the investment, and any impairment charges. The net investment income (loss) recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Management fee related revenues from NGP Management	$14.1	$16.1
Expenses related to the investment in NGP Management	(2.9)	(3.6)
Amortization of basis differences and impairment of investment in NGP Management	(8.8)	(92.5)
Net investment income (loss) from NGP Management	$2.4	$(80.0)
Management fee related revenues from NGP Management were primarily driven by NGP XII, NGP XIII, and NGP XI during the three months ended March 31, 2026 and 2025. These funds calculate management fees as 1.5% of the limited partners’ commitments less any return of capital or write-offs during the investment period. Following the investment period, the basis on which fund management fees are generally calculated is further reduced by a reserve for future management fees and operating costs.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP
Carry Funds entitle it to up to 47.5% of performance allocations received by NGP Fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its condensed consolidated statements of operations. The Company recognized net investment earnings (losses) related to these performance allocations of $46.5 million and $(28.5) million for the three months ended March 31, 2026 and 2025, respectively, in its condensed consolidated statements of operations.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The
Company recognized net investment earnings (losses) related to principal investment income (loss) in its condensed consolidated statements of operations of $6.4 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively.
Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of March 31, 2026 and December 31, 2025 were $309.9 million and $349.0 million, respectively, and consisted of investments in CLO senior and subordinated notes. A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 5, Borrowings). As of March 31, 2026 and December 31, 2025,
other investments included the Company’s investment in common shares of CGBD at fair value of $34.1 million and
$37.5 million, respectively.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Performance allocations
Realized	$50.4	$332.9
Unrealized	(731.5)	(110.0)
	(681.1)	222.9
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	22.7	(29.4)
Unrealized	53.6	(33.3)
	76.3	(62.7)
Principal investment income (loss) from investments in CLOs and other investments
Realized	3.6	(2.0)
Unrealized	(15.5)	1.6
	(11.9)	(0.4)
Total	$(616.7)	$159.8
The performance allocations included in revenues are derived from the following segments:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Global Private Equity	$(698.1)	$85.0
Global Credit	36.7	79.0
Carlyle AlpInvest	(19.7)	58.9
Total	$(681.1)	$222.9
The following tables summarize the funds that are the primary drivers of performance allocations for the three months ended March 31, 2026 and 2025, as well as the total revenue recognized, including performance allocations as well as fund management fees and principal investment income:

Three Months Ended March 31, 2026
(Dollars in millions)
Global Private Equity	Carlyle Partners VII, L.P.	$(723.1)

Three Months Ended March 31, 2025
(Dollars in millions)
Global Private Equity	Carlyle Partners VII, L.P.	$234.1
Global Private Equity	Carlyle Asia Partners V, L.P.	(227.8)

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Global Private Equity	$54.1	$(95.6)
Global Credit	11.9	19.2
Carlyle AlpInvest	10.3	13.7
Total	$76.3	$(62.7)
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the three months ended March 31, 2026, the Company became the primary beneficiary of two additional
CLOs. Investments in Consolidated Funds as of March 31, 2026 and December 31, 2025 also included $726.4 million and
$989.4 million, respectively, related to investments that have been bridged by the Company to investment funds in the Global
Private Equity and Carlyle AlpInvest segments that are accounted for as consolidated VIEs.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Interest income from investments	$161.8	$123.0
Other income	17.9	10.4
Total	$179.7	$133.4
Net Investment Income (Loss) of Consolidated Funds
Net investment income (loss) of Consolidated Funds includes net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of Net investment income (loss) of Consolidated Funds are as follows:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(248.6)	$7.0
Gains (losses) from liabilities of consolidated CLOs	184.2	(0.9)
Total	$(64.4)	$6.1

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Net realized gains (losses)	$0.4	$(0.4)
Net change in unrealized gains (losses)	(249.0)	7.4
Total	$(248.6)	$7.0
5. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The
Company’s debt obligations consist of the following:

	March 31, 2026		December 31, 2025
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings (See below)	$358.7	$353.5	$350.1	$349.4
3.500% Senior Notes Due 9/19/2029	425.0	423.5	425.0	423.4
5.050% Senior Notes Due 9/19/2035	800.0	791.3	800.0	791.1
5.625% Senior Notes Due 3/30/2043	600.0	600.5	600.0	600.5
5.650% Senior Notes Due 9/15/2048	350.0	346.8	350.0	346.7
4.625% Subordinated Notes Due 5/15/2061	500.0	486.0	500.0	485.9
Total debt obligations	$3,033.7	$3,001.6	$3,025.1	$2,997.0
Senior Credit Facility
As of March 31, 2026, the senior credit facility included $1.0 billion in a revolving credit facility, which was amended in
May 2025 to extend the maturity date from April 29, 2027 to May 29, 2030. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either
(a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (at
March 31, 2026, the interest rate was 4.76%). The Company made no borrowings under the revolving credit facility during the three months ended March 31, 2026 and 2025, and there was no amount outstanding as of March 31, 2026.
Global Credit Revolving Credit Facility
Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. As currently amended, the Global Credit Revolving Credit Facility provides for a revolving line of credit with a capacity of $300 million, which matures in September 2027, and a second revolving line of credit with a capacity of $200 million, which was amended in August 2025 to extend the maturity date to August 19, 2026. The
Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. During the three months ended March 31, 2026 and 2025, the Company made no borrowings under the Global Credit
Revolving Credit Facility. As of March 31, 2026, there was no borrowing outstanding under the Global Credit Revolving Credit
Facility.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The following table provides information regarding outstanding CLO borrowings as of March 31, 2026 and December 31, 2025 (Dollars in millions):

	As of March 31, 2026			As of December 31, 2025
	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Total CLO borrowings	$358.7	4.57%	10.02	$350.1	4.50%	9.86
The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended March 31, 2026 and 2025 was $4.2 million and $3.8 million, respectively. The fair value of the outstanding balance of the CLO term loans at March 31, 2026 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.
CLO Repurchase Agreements
The Company is party to two master credit facility agreements (the “CLO Financing Facilities”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Each transaction entered into under the
CLO Financing Facilities will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2026, €292.2 million
($337.2 million) was outstanding under the CLO Financing Facilities. Additional borrowings may be made on terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CLO Financing Facilities.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

				Interest Expense
		Fair Value (1) As of			Three Months Ended March 31,
	Aggregate Principal Amount	March 31, 2026	December 31, 2025		2026	2025
3.500% Senior Notes Due 9/19/2029 (2)	$425.0	$410.3	$417.8		$3.8	$3.8
5.050% Senior Notes Due 9/19/2035 (3)	800.0	774.2	800.9		10.3	—
5.625% Senior Notes Due 3/30/2043 (4)	600.0	574.1	600.7		8.4	8.4
5.650% Senior Notes Due 9/15/2048 (5)	350.0	330.4	347.5		5.0	5.0
					$27.5	$17.2
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
As of March 31, 2026 and December 31, 2025, the fair value of the Subordinated Notes was $350.0 million and
$342.0 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For both the three months ended March 31, 2026 and 2025, the Company incurred $5.9 million of interest expense on the Subordinated Notes.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Debt Covenants
The Company is subject to various financial covenants under its loan agreements including, among other items, maintenance of a minimum amount of management fee-earning assets. The Company is also subject to various non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of March 31, 2026.
Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the CLOs.
As of March 31, 2026 and December 31, 2025, the following borrowings were outstanding (Dollars in millions):

	As of March 31, 2026
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(1)	$10,875.4	$10,761.3	5.01%		11.21
Subordinated notes	381.8	336.4	N/A	(3)	10.08
Revolving credit facilities(2)	51.0	51.0	6.77%		3.28
Total	$11,308.2	$11,148.7

	As of December 31, 2025
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(1)	$9,994.8	$9,972.1	5.09%		11.18
Subordinated notes	509.6	390.9	N/A	(3)	9.65
Revolving credit facilities(2)	63.0	63.0	6.68%		3.45
Total	$10,567.4	$10,426.0
(1)Borrowing Outstanding as of March 31, 2026 and December 31, 2025 included $940.9 million and $939.9 million, respectively, of senior secured notes that are measured at amortized cost, which approximate fair value. These senior secured notes were classified as
Level III within the fair value hierarchy.
(2)Fair Value as of March 31, 2026 and December 31, 2025 reflects the amortized cost of outstanding revolving credit balances which approximates fair value.
(3)The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the
CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. As of March 31, 2026 and December 31, 2025, the fair value of the CLO assets was $12.0 billion and $11.0 billion, respectively.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
6. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$4,646.0	$5,111.8
Accrued bonuses	65.7	294.5
Realized performance allocations and incentive fee related compensation not yet paid	73.2	315.1
Other	126.9	128.0
Total	$4,911.8	$5,849.4
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Realized	$58.2	$252.9
Unrealized	(426.1)	(81.5)
Total	$(367.9)	$171.4
7. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments totaling $3.9 billion as of March 31, 2026, of which approximately $3.1 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of
March 31, 2026, the Company had no material commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the
Company are the guarantors of revolving credit facilities for certain funds in the Carlyle AlpInvest segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the total of net asset value of the guarantor subsidiaries plus any uncalled capital of the applicable general partner. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote. As of March 31, 2026, the Company had no material outstanding guarantees under the credit facilities.
On February 25, 2026, the Company entered into an agreement pursuant to which it provided support for a credit facility of a certain fund in the Global Credit segment. The maximum aggregate amount that could be funded under this agreement was approximately $120.0 million as of March 31, 2026. The Company has not funded any amounts under this agreement to date and believes the likelihood of any material funding to be remote.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Contingent Obligations
Giveback
A liability for potential repayment of previously received performance allocations of $102.0 million at March 31, 2026 was shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at March 31, 2026. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2, Summary of Significant Accounting Policies). The Company had
$34.6 million and $24.2 million of unbilled receivables from former and current employees and senior Carlyle professionals as of March 31, 2026 and December 31, 2025, respectively, related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $153.8 million and $151.5 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of March 31, 2026 and December 31, 2025, respectively.
Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior
Carlyle professionals and employees are personally responsible for their giveback obligations. As of March 31, 2026, approximately $40.8 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $61.2 million.
If, at March 31, 2026, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be
$1.5 billion, on an after-tax basis where applicable, of which approximately $0.5 billion would be the responsibility of current and former senior Carlyle professionals.
Other
In April 2026, in connection with an investment fund that is actively fundraising in the Global Private Equity segment, the Company entered into an arrangement with a third-party pursuant to which the third-party has agreed to subscribe for a
$500.0 million commitment in the investment fund (the “Warehoused Interests”) through December 31, 2026. During that period, the Warehoused Interests are expected to be sold to other investors. Under the terms of this arrangement, the Company will be required to acquire any unsold Warehoused Interests as of December 31, 2026.
In connection with a consolidated investment fund in the Carlyle AlpInvest segment, the Company entered into an arrangement with a third-party pursuant to which the Company may be required to make payments up to $50.0 million in the aggregate in the event the fund does not achieve a specified return. As of March 31, 2026, the Company has concluded that the likelihood of payment under this arrangement is not probable; therefore, no liability has been recorded.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the
Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($19.2 million as of March 31, 2026) for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
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
The Company considers cash, cash equivalents, securities, receivables, principal equity method investments, accounts payable, accrued expenses, other liabilities, loans, senior notes, assets, and liabilities of Consolidated Funds and contingent and other consideration for acquisitions to be its financial instruments. Except for the senior notes, subordinated notes, and compensatory contingent and other consideration for acquisitions, the carrying amounts reported in the condensed consolidated balance sheets for these financial instruments equal or closely approximate their fair values. The fair value of the senior and subordinated notes is disclosed in Note 5, Borrowings.
8. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Accrued incentive fees	$58.9	$53.6
Unbilled receivable for giveback obligations from current and former employees	34.6	24.2
Notes receivable and accrued interest from affiliates	49.5	34.0
Management fee receivable, net	215.2	246.0
Reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	410.9	477.0
Total	$769.1	$834.8

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to advisory fees receivable and expenses paid on behalf of these entities. These costs generally represent costs related to the pursuit of actual or proposed investments, professional fees, and expenses associated with the acquisition, holding, and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company may accrue and charge interest on amounts due from affiliate accounts at interest rates ranging up to 7.05% as of March 31, 2026. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable includes loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of March 31, 2026 and December 31, 2025 also include interest-
bearing loans of $39.0 million and $19.5 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at rates which range between 5.05% and 5.75% as of March 31, 2026.
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
Due to Affiliates
The Company has recorded obligations for amounts due to certain of its affiliates. The Company periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The Company had the following due to affiliates balances at March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$7.6	$6.1
Due to non-consolidated affiliates	129.1	102.0
Amounts owed under the tax receivable agreement	64.1	71.8
Other	25.6	24.0
Total	$226.4	$203.9
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
Other Related Party Transactions
Aircraft Transactions
Entities controlled by our co-founders own aircraft that may be used for the Company’s business in the ordinary course of its operations. The hourly rates that the Company pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. For the three months ended March 31, 2026 and 2025, the Company incurred fees for the use of these aircraft of $0.3 million and $0.4 million, respectively. All payments were paid directly to the manager of the aircraft, and a significant portion of the payments were ultimately paid to or were for the benefit of certain co-founders.

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
Substantially all revenue is earned from affiliates of Carlyle.
9. Income Taxes

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Provision (benefit) for income taxes	$(37.1)	$12.4

Effective tax rate	21%	7%
The effective tax rate for the three months ended March 31, 2026 and 2025 primarily comprised the 21% U.S. federal corporate income tax rate and the tax effects of equity-based compensation deductions, disallowed executive compensation, and non-controlling interest. For the three months ended March 31, 2026, the effective tax rate included the impact of a one-time tax expense related to a change in the tax classification of a consolidated subsidiary.
As of March 31, 2026 and December 31, 2025, the Company had federal, state, local and foreign taxes payable of
$134.9 million and $141.4 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2026, the Company’s U.S. federal income tax returns for the years 2022 through 2024 are generally open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2020 to 2024. Foreign tax returns are generally subject to audit from 2011 to 2024. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities. The Company does not believe that the outcome of the audits will require it to record material reserves for uncertain tax positions or that the outcome will have a material impact on the condensed consolidated financial statements.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
10. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$1,556.7	$861.5
Non-Carlyle interests in majority-owned subsidiaries	420.7	433.9
Non-controlling interests in carried interest and giveback obligations	(6.3)	0.2
Non-controlling interests in consolidated entities	$1,971.1	$1,295.6
The components of the Company’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$(2.5)	$8.0
Non-Carlyle interests in majority-owned subsidiaries	(0.8)	20.6
Non-controlling interests in carried interest and giveback obligations	(6.4)	—
Non-controlling interests in income (loss) of consolidated entities	$(9.7)	$28.6

11. Earnings Per Common Share
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended March 31, 2026
	Basic	Diluted
Net loss attributable to common shares	$(132,200,000)	$(132,200,000)
Weighted-average common shares outstanding	359,192,724	359,192,724
Net loss per common share	$(0.37)	$(0.37)

	Three Months Ended March 31, 2025
	Basic	Diluted
Net income attributable to common shares	$130,000,000	$130,000,000
Weighted-average common shares outstanding	359,464,272	366,336,892
Net income per common share	$0.36	$0.35

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2026
	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	359,192,724	359,192,724
Unvested restricted stock units	—	—
Issuable common shares and performance-vesting restricted stock units	—	—
Weighted-average common shares outstanding	359,192,724	359,192,724

	Three Months Ended March 31, 2025
	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	359,464,272	359,464,272
Unvested restricted stock units	—	6,182,260
Issuable common shares and performance-vesting restricted stock units	—	690,360
Weighted-average common shares outstanding	359,464,272	366,336,892
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. Also included in the determination of dilutive weighted-average common shares are issuable common shares associated with the Company’s investment in NGP and performance-vesting restricted stock units. As of March 31, 2026, all such awards are antidilutive and excluded from the computation of diluted earnings per share given the net loss attributable to common stockholders.
12. Equity
Share Repurchase Program
The Board of Directors reset the total repurchase authorization of the Company’s previously approved share repurchase program to $2.0 billion in shares of the Company’s common stock, effective as of February 26, 2026. Under the share repurchase program, shares of the Company’s common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to repurchases of common stock, the share repurchase program is used for the payment of tax withholding amounts upon net share settlement of equity-based awards granted pursuant to our Equity Incentive
Plan or otherwise based on the value of shares withheld that would have otherwise been issued to the award holder. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. As of
March 31, 2026, the Company had repurchased approximately $0.1 billion of common shares under the reset program, and $1.9 billion of repurchase capacity remained available. The following table presents the Company’s shares that have been repurchased or retired as a result of net share settlement of equity-based awards during the three months ended March 31, 2026 and 2025. Dollar amounts exclude the impact of excise taxes.

	Three Months Ended March 31,
	2026		2025
	Shares	$	Shares	$
(Dollars in millions, except share data)
Shares repurchased	1,331,853	$65.0	493,781	$25.0
Shares retired in connection with the net share settlement of equity-based awards	2,469,837	139.8	2,835,354	151.5
Total	3,801,690	$204.8	3,329,135	$176.5

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 19, 2025	May 27, 2025	$0.35	$126.3
August 18, 2025	August 28, 2025	0.35	126.5
November 10, 2025	November 19, 2025	0.35	125.9
February 16, 2026	February 20, 2026	0.35	126.4
Total 2025 Dividend Year		$1.40	$505.1

May 18, 2026	May 28, 2026	$0.35	$126.0
Total 2026 Dividend Year (through Q1 2026)		$0.35	$126.0
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
13. Equity-Based Compensation
The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (the “Equity Incentive Plan,” initially adopted in May 2012 and as most recently amended and restated on May 29, 2024) is a source of equity-based awards permitting the
Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s shares of common stock. A total of 58,800,000 shares of common stock are authorized for the grant of awards under the Equity Incentive Plan, of which a total of 17,523,365 shares of the Company’s common stock remain available for grant as of March 31, 2026.
A summary of the status of the Company’s non-vested equity-based awards as of March 31, 2026 and a summary of changes for the three months ended March 31, 2026, are presented below:

Unvested Shares	Performance- Vesting Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2025	14,214,568	$28.63	11,339,034	$47.36	397,838	$46.04
Granted (1)	31,268	$53.23	5,858,058	$58.70	126,507	$61.32
Vested (2)	5,189,824	$26.17	1,077,057	$50.37	—	$—
Forfeited	—	$—	39,305	$43.86	—	$—
Balance, March 31, 2026	9,056,012	$30.12	16,080,730	$51.30	524,345	$49.73
(1)Includes shares reserved for issuance upon settlement of dividend-equivalent rights carried by certain restricted stock units concurrently with the settlement of the restricted stock units for shares.
(2)Includes 2,469,837 shares that were retired in connection with the net share settlement of equity-based awards. The Company paid
$139.8 million of taxes related to the net share settlement of equity-based awards during the three months ended March 31, 2026, which is included within financing activities in the condensed consolidated statements of cash flows.
The Company recorded equity-based compensation expense, net of forfeitures, for restricted stock units of $119.8 million and $103.5 million for the three months ended March 31, 2026 and 2025, respectively, with $17.5 million and $18.6 million of corresponding deferred tax benefits, respectively. As of March 31, 2026, the total unrecognized equity-based compensation

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
expense related to unvested restricted stock units was $736.0 million, which is expected to be recognized over a weighted-
average term of 2.4 years.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the financial data for the Company’s three reportable segments for the three months ended
March 31, 2026:

	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$284.3	$147.3	$112.9	$544.5
Portfolio advisory and transaction fees, net and other	6.8	47.2	0.1	54.1
Fee related performance revenues	2.1	32.1	11.2	45.4
Total fund level fee revenues	293.2	226.6	124.2	644.0
Realized performance revenues	29.7	10.7	21.4	61.8
Realized principal investment income	11.8	9.3	7.1	28.2
Interest income	7.0	7.2	2.7	16.9
Total revenues	341.7	253.8	155.4	750.9
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	91.3	93.3	33.9	218.5
Realized performance revenues related compensation	19.8	6.7	14.8	41.3
Total compensation and benefits	111.1	100.0	48.7	259.8
General, administrative, and other indirect expenses(1)	53.9	35.5	20.2	109.6
Depreciation and amortization expense	8.4	4.9	2.6	15.9
Interest expense	18.4	15.2	5.0	38.6
Total expenses	191.8	155.6	76.5	423.9
(=) Distributable Earnings	$149.9	$98.2	$78.9	$327.0
(-) Realized net performance revenues	9.9	4.0	6.6	20.5
(-) Realized principal investment income	11.8	9.3	7.1	28.2
(+) Net interest	11.4	8.0	2.3	21.7
(=) Fee Related Earnings	$139.6	$92.9	$67.5	$300.0
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the
three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$750.9	$179.7	$(676.6)	(a)	$254.0
Expenses	$423.9	$178.3	$(233.6)	(b)	$368.6
Other income (loss)	$—	$(64.4)	$—	(c)	$(64.4)
Distributable Earnings	$327.0	$(63.0)	$(443.0)	(d)	$(179.0)

	Three Months Ended March 31, 2025
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,043.2	$133.4	$(203.5)	(a)	$973.1
Expenses	$587.8	$130.8	$89.6	(b)	$808.2
Other income (loss)	$—	$6.1	$—	(c)	$6.1
Distributable Earnings	$455.4	$8.7	$(293.1)	(d)	$171.0
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
and its affiliates that are included in operating captions or are excluded from the segment results, and adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, as detailed below:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Unrealized performance and fee related performance revenues	$(669.4)	$(197.3)
Unrealized principal investment income (loss)	(68.3)	17.0
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(11.6)	(96.1)
Non-controlling interests and other adjustments to present certain costs on a net basis	24.0	91.0
Elimination of revenues of Consolidated Funds	48.7	(18.1)
	$(676.6)	$(203.5)
The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$644.0	$642.9
Adjustments(1)	(60.0)	(56.8)
Carlyle Consolidated - Fund management fees	$584.0	$586.1

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The following table reconciles the total segments transaction and portfolio advisory fees, net and other to the most directly comparable US. GAAP measure, the Company’s consolidated transaction and portfolio advisory fees, net for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Total Reportable Segments - Portfolio advisory and transaction fees, net and other	$54.1	$77.9
Adjustments(1)	(4.8)	(1.2)
Carlyle Consolidated - Portfolio advisory and transaction fees, net	$49.3	$76.7
(1)Adjustments represent the reclassification of other income from Interest and other income in the U.S. GAAP results and certain underwriting fees from Principal investment income.
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
agreement liability, and charges and credits associated with Carlyle corporate actions and non-recurring items, as detailed below:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$(414.9)	$(107.3)
Equity-based compensation	121.8	104.7
Acquisition or disposition-related charges and amortization of intangibles and impairment	46.4	122.2
Tax (expense) benefit associated with certain foreign performance revenues related compensation	0.7	—
Non-controlling interests and other adjustments to present certain costs on a net basis	19.6	(25.7)
Other adjustments	4.6	13.1
Elimination of expenses of Consolidated Funds	(11.8)	(17.4)
	$(233.6)	$89.6
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

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Income (loss) before provision for income taxes	$(179.0)	$171.0
Adjustments:
Net unrealized performance and fee related performance revenues	254.5	90.0
Unrealized principal investment (income) loss	68.3	(17.0)
Equity-based compensation(1)	121.8	104.7
Acquisition or disposition-related charges, including amortization of intangibles and impairment	46.4	122.2
Tax (expense) benefit associated with certain foreign performance revenues	0.7	—
Net (income) loss attributable to non-controlling interests in consolidated entities	9.7	(28.6)
Other adjustments(2)	4.6	13.1
Distributable Earnings	$327.0	$455.4
(-) Realized performance revenues, net of related compensation(3)	20.5	127.4
(-) Realized principal investment income(3)	28.2	30.0
(+) Net interest	21.7	12.6
Fee Related Earnings	$300.0	$310.6
(1)Equity-based compensation for the three months ended March 31, 2026 and 2025 included amounts that are presented in principal investment income (loss) and general, administrative and other expenses in the Company’s condensed consolidated statements of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.
(3)See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2026
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(681.1)	$742.9	$61.8
Performance revenues related compensation expense	(367.9)	409.2	41.3
Net performance revenues	$(313.2)	$333.7	$20.5

Principal investment income (loss)	$64.4	$(36.2)	$28.2

	Three Months Ended March 31, 2025
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$222.9	$132.2	$355.1
Performance revenues related compensation expense	171.4	56.3	227.7
Net performance revenues	$51.5	$75.9	$127.4

Principal investment income (loss)	$(63.1)	$93.1	$30.0
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
15. Subsequent Events
Subsequent events have been evaluated through the date the condensed consolidated financial statements were issued.
There have been no subsequent events that require recognition or disclosure through the date the condensed consolidated financial statements were issued, except as disclosed below and elsewhere in these condensed consolidated financial statements.
In April 2026, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share of common stock to common stockholders of record at the close of business on May 18, 2026, payable on May 28, 2026.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
16. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the
Company’s financial position as of March 31, 2026 and December 31, 2025 and results of operations for the three months ended March 31, 2026 and 2025. The supplemental statement of cash flows is presented without effects of the Consolidated
Funds.

	As of March 31, 2026
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,673.2	$—	$—	$1,673.2
Cash and cash equivalents held at Consolidated Funds	—	1,081.0	—	1,081.0
Investments, including accrued performance allocations of $6,865.4	11,449.9	—	(984.6)	10,465.3
Investments of Consolidated Funds	—	14,326.8	—	14,326.8
Due from affiliates and other receivables, net	1,070.1	—	(301.0)	769.1
Due from affiliates and other receivables of Consolidated Funds, net	—	356.7	—	356.7
Fixed assets, net	234.9	—	—	234.9
Lease right-of-use assets, net	332.9	—	—	332.9
Deposits and other	96.2	2.2	—	98.4
Intangible assets, net	473.6	—	—	473.6
Deferred tax assets	30.1	—	—	30.1
Total assets	$15,360.9	$15,766.7	$(1,285.6)	$29,842.0
Liabilities and equity
Debt obligations	$3,001.6	$—	$—	$3,001.6
Loans payable of Consolidated Funds	—	11,434.1	(285.4)	11,148.7
Accounts payable, accrued expenses and other liabilities	478.3	—	—	478.3
Accrued compensation and benefits	4,911.8	—	—	4,911.8
Due to affiliates	218.8	7.6	—	226.4
Deferred revenue	358.2	—	—	358.2
Deferred tax liabilities	55.2	—	—	55.2
Other liabilities of Consolidated Funds	—	1,719.0	(0.6)	1,718.4
Lease liabilities	466.8	—	—	466.8
Accrued giveback obligations	102.0	—	—	102.0
Total liabilities	9,592.7	13,160.7	(286.0)	22,467.4
Common stock	3.6	—	—	3.6
Additional paid-in capital	4,408.4	1,025.5	(1,025.5)	4,408.4
Retained earnings	1,172.7	—	—	1,172.7
Accumulated other comprehensive loss	(230.9)	23.8	25.9	(181.2)
Non-controlling interests in consolidated entities	414.4	1,556.7	—	1,971.1
Total equity	5,768.2	2,606.0	(999.6)	7,374.6
Total liabilities and equity	$15,360.9	$15,766.7	$(1,285.6)	$29,842.0

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2026
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$596.0	$—	$(12.0)	$584.0
Incentive fees	51.7	—	—	51.7
Investment income (loss)
Performance allocations	(680.0)	—	(1.1)	(681.1)
Principal investment income (loss)	(5.2)	—	69.6	64.4
Total investment loss	(685.2)	—	68.5	(616.7)
Interest and other income	63.1	—	(7.8)	55.3
Interest and other income of Consolidated Funds	—	179.7	—	179.7
Total revenues	25.6	179.7	48.7	254.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	227.1	—	—	227.1
Equity-based compensation	119.8	—	—	119.8
Performance allocations and incentive fee related compensation	(367.9)	—	—	(367.9)
Total compensation and benefits	(21.0)	—	—	(21.0)
General, administrative and other expenses	184.5	—	0.1	184.6
Interest	38.6	—	—	38.6
Interest and other expenses of Consolidated Funds	—	178.3	(11.9)	166.4
Total expenses	202.1	178.3	(11.8)	368.6
Other loss
Net investment loss of Consolidated Funds	—	(64.4)	—	(64.4)
Loss before benefit for income taxes	(176.5)	(63.0)	60.5	(179.0)
Benefit for income taxes	(37.1)	—	—	(37.1)
Net loss	(139.4)	(63.0)	60.5	(141.9)
Net loss attributable to non-controlling interests in consolidated entities	(7.2)	—	(2.5)	(9.7)
Net loss attributable to The Carlyle Group Inc.	$(132.2)	$(63.0)	$63.0	$(132.2)

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2025
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$594.4	$—	$(8.3)	$586.1
Incentive fees	43.3	—	(0.1)	43.2
Investment income
Performance allocations	223.4	—	(0.5)	222.9
Principal investment loss	(60.5)	—	(2.6)	(63.1)
Total investment income	162.9	—	(3.1)	159.8
Interest and other income	57.2	—	(6.6)	50.6
Interest and other income of Consolidated Funds	—	133.4	—	133.4
Total revenues	857.8	133.4	(18.1)	973.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	218.4	—	—	218.4
Equity-based compensation	103.5	—	—	103.5
Performance allocations and incentive fee related compensation	171.4	—	—	171.4
Total compensation and benefits	493.3	—	—	493.3
General, administrative and other expenses	173.7	—	(0.1)	173.6
Interest	27.8	—	—	27.8
Interest and other expenses of Consolidated Funds	—	130.8	(17.3)	113.5
Total expenses	694.8	130.8	(17.4)	808.2
Other income
Net investment income of Consolidated Funds	—	6.1	—	6.1
Income before provision for income taxes	163.0	8.7	(0.7)	171.0
Provision for income taxes	12.4	—	—	12.4
Net income	150.6	8.7	(0.7)	158.6
Net income attributable to non-controlling interests in consolidated entities	20.6	—	8.0	28.6
Net income attributable to The Carlyle Group Inc.	$130.0	$8.7	$(8.7)	$130.0

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(139.4)	$150.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	50.5	46.9
Equity-based compensation	119.8	103.5
Non-cash performance allocations and incentive fees	282.0	14.5
Non-cash principal investment (income) loss	17.4	69.6
Other non-cash amounts	(2.1)	12.6
Purchases of investments	(328.7)	(290.9)
Proceeds from the sale of investments	358.8	155.1
Payments of contingent consideration	—	(1.0)
Change in deferred taxes, net	(45.4)	(29.4)
Change in due from affiliates and other receivables	(1.1)	12.7
Change in deposits and other	7.1	(10.8)
Change in accounts payable, accrued expenses and other liabilities	(66.1)	(25.4)
Change in accrued compensation and benefits	(461.2)	(327.7)
Change in due to affiliates	18.0	6.5
Change in lease right-of-use assets and lease liabilities	(4.5)	(2.8)
Change in deferred revenue	229.8	280.2
Net cash provided by operating activities	34.9	164.2
Cash flows from investing activities
Purchases of fixed assets, net	(28.1)	(16.7)
Net cash used in investing activities	(28.1)	(16.7)
Cash flows from financing activities
Payments on CLO borrowings	(22.5)	(14.6)
Proceeds from CLO borrowings, net of financing costs	32.4	15.1
Dividends to common stockholders	(126.4)	(126.4)
Contributions from non-controlling interest holders	51.7	57.7
Distributions to non-controlling interest holders	(59.6)	(16.9)
Common shares repurchased and net share settlement of equity-based awards	(204.8)	(176.5)
Change in due to/from affiliates financing activities	36.9	42.3
Net cash used in financing activities	(292.3)	(219.3)
Effect of foreign exchange rate changes	(5.4)	4.6
Decrease in cash, cash equivalents and restricted cash	(290.9)	(67.2)
Cash, cash equivalents and restricted cash, beginning of period	1,973.6	1,266.5
Cash, cash equivalents and restricted cash, end of period	$1,682.7	$1,199.3

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,673.2	$1,190.3
Restricted cash	9.5	9.0
Total cash, cash equivalents and restricted cash, end of period	$1,682.7	$1,199.3

Cash and cash equivalents held at Consolidated Funds	$1,081.0	$570.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless context suggests otherwise, references in this Quarterly Report on Form 10-Q to “Carlyle,” the “Company,”
“we,” “us,” and “our” refer to The Carlyle Group Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in this
Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2025.
Overview
We are one of the world’s largest global investment firms and deploy private capital across our business. We conduct our operations through three reportable segments: Global Private Equity, Global Credit, and Carlyle AlpInvest.
•Global Private Equity — Our Global Private Equity segment advises our buyout, growth, real estate, and infrastructure &
natural resources funds. The segment also includes the NGP Carry Funds advised by NGP. As of March 31, 2026, our
Global Private Equity segment had $159.0 billion in AUM and $99.1 billion in Fee-earning AUM.
•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including insurance solutions, liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, cross-platform credit products, and global capital markets. As of March 31, 2026, our Global Credit segment had
$209.5 billion in AUM and $166.4 billion in Fee-earning AUM.
•Carlyle AlpInvest — Our Carlyle AlpInvest segment advises global private equity programs that pursue secondary purchases and financing of existing portfolios, managed co-investment programs, and primary fund investments. As of
March 31, 2026, our Carlyle AlpInvest segment had $106.9 billion in AUM and $67.9 billion in Fee-earning AUM.
We earn management fees pursuant to contractual arrangements with the investment funds that we manage and fees for transaction advisory and oversight services provided to portfolio companies of these funds. We also typically receive a performance fee from an investment fund, which may be either an incentive fee or a special residual allocation of income, which we refer to as a performance allocation, or carried interest, in the event that specified investment returns are achieved by the fund. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to consolidate some of the investment funds that we advise. However, for segment reporting purposes, we present revenues and expenses on a basis that deconsolidates these investment funds. Refer to Note 14, Segment Reporting, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the differences between our financial results reported pursuant to U.S. GAAP and our financial results for segment reporting purposes.

Our Global Investment Offerings
The following table provides a breakout of the product offerings and related acronyms included in our total assets under management of $475 billion as of March 31, 2026 for each of our three global business segments (in billions):

Global Private Equity	$159.0	Global Credit	$209.5
Corporate Private Equity	$97.8	Insurance Solutions [4]	$85.7
U.S. Buyout (CP)	47.7	Liquid Credit	$47.7
Asia Buyout (CAP)	10.7	U.S. CLOs	33.5
Europe Buyout (CEP)	9.2	Europe CLOs	9.8
Japan Buyout (CJP)	6.5	CLO Investment Products	2.4
Carlyle Global Partners (CGP)	6.4	Revolving Credit	2.0
Europe Technology (CETP)	5.3	Private Credit	$76.1
U.S. Growth (CP Growth / CEOF)	3.2	Opportunistic Credit (CCOF / CSP)	20.3
Life Sciences (ABV / ACCD)	2.3	Direct Lending [5]	14.0
Asia Growth (CAP Growth / CAGP)	1.1	Aviation Finance (SASOF / CALF)	12.5
Other [1]	5.5	Asset-Backed Finance	11.8
Real Estate	$36.3	Cross-Platform Credit (incl. CTAC)	10.1
U.S. Real Estate (CRP)	25.3	Infrastructure Credit (CICF)	7.0
Core Plus Real Estate (CPI)	8.4	Other [6]	0.5
International Real Estate (CER)	2.6
Infrastructure & Natural Resources	$24.9	Carlyle AlpInvest	$106.9
NGP Energy [2]	11.5	Secondaries & Portfolio Finance (ASF / ASPF)	$47.6
Infrastructure and Renewable Energy [3]	7.1	Co-Investments (ACF)	$23.9
International Energy (CIEP)	6.3	Primary Investments & Other [7]	$35.4

Note: All amounts shown represent total assets under management as of March 31, 2026, and totals may not sum due to rounding. In addition, certain carry funds included herein may not be included in fund performance if they have not made an initial capital call or commenced investment activity.
(1)Includes our Financial Services (CGFSP), Sub-Saharan Africa Buyout (CSSAF), Peru Buyout (CPF), and MENA Buyout funds, as well as platform accounts which invest across Corporate Private Equity strategies.
(2)NGP Energy funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser. We do not serve as an investment adviser to those funds.
(3)Includes our Infrastructure (CGIOF) and Renewable Energy (CRSEF) funds.
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
(6)Includes our Energy Credit (CEMOF) and Real Estate Credit (CNLI) funds.
(7)Includes Carlyle AlpInvest Private Markets (CAPM) and Carlyle AlpInvest Private Markets Secondaries (CAPS) funds.
Trends Affecting Our Business
The commencement of hostilities in the Middle East and the closure of the Strait of Hormuz have not yet manifested as visible economic damage. However, risks to the global economy remain elevated as the conflict in the Middle East persists, and those risks will continue to rise for as long as the Strait remains effectively shut. Approximately 20% of global crude oil, 20%
of global liquid natural gas (“LNG”), 30% of global helium supplies, and 50% of global stocks of urea, the most widely used nitrogenous fertilizer, transit the Strait. For the industrial sector, energy looms large, but for many businesses beyond this sector, disruptions to supplies of petrochemicals, metals, helium, and other byproducts of LNG processing are just as significant. In the U.S., which is less reliant on imports that traverse the Strait, impacts seem most likely to manifest in higher prices, which could put downward pressure on consumption demand and slow overall growth. For much of the rest of the world, impacts could be more substantial, with physical shortages of energy and supplies resulting in outright demand destruction. Global supply shortages also have significant implications for the AI buildout, and AI-related capex growth intentions could be pared back materially should the conflict become prolonged.
In equity markets, investors have grown skeptical about returns to AI capex: the Magnificent 7 stocks declined 12%
during the quarter, though recent layoff announcements (presumably in an effort to offset these AI-related capex costs) and soaring cloud revenues have driven a recovery rally that has more than erased the drawdown, lifting the group above its
October 2025 market peak to new all-time highs (as of May 8, 2026). The quarter was also marked by distinct pre- and post-

conflict market dynamics. In the U.S., prior to February 27, 2026, investors rotated away from mega-cap technology and software toward “real economy” sectors: industrials were up 14%, while SaaS stocks were down 30% from the start of the year through that date, as new AI capabilities raised concerns about incumbent business models. After February 27, 2026, however, that rotation partially reversed in response to the energy shock, and industrials underperformed through quarter-end. Since the end of the first quarter of 2026, both “real economy” sectors and enterprise software (which is seen as less vulnerable to AI disruption) have performed well, while SaaS and cloud services providers continue to lag. Overall, the S&P 500 ended the quarter down 4.6%, though significant upgrades to “consensus” earnings estimates coupled with market optimism for an end to the Middle East conflict have driven the index to record highs in May. This recent rally is a symptom of the difficulty investors face in hedging and quantifying geopolitical risk. In contrast to other discrete shocks, such as the failure of SVB in 2023, markets face less clarity in mapping out the trajectory of evolving geopolitical developments and so tend to “look through”
them. Globally, Japan’s Nikkei and Europe’s Euro Stoxx 50 started the quarter up 16.9% and 6%, respectively, prior to the outbreak of hostilities, but ultimately finished the quarter up just 1.4% and down 3.8%, respectively. The shock also reaffirmed the notion that bonds no longer hedge equity market risk. Bonds have now sold off with stocks during each major shock of the last 12 months, and the correlation between the monthly returns of stocks and bonds has moved from -25% to +50% since 2022.
As the “natural” hedge of the traditional 60/40 portfolio continues to dissolve, investors may choose to rotate towards private markets to achieve greater diversification.
The U.S. economy retained underlying momentum during the quarter. The labor market did not show obvious signs of deterioration, and our measure of real final demand—a proxy for real GDP net of foreign trade and inventories—grew at a 2.7%
annualized rate, a result consistent with 5.7% annual growth in S&P 1500 revenue. Business spending continued to advance at an 11.1% annualized rate, led by AI-related investment. That strength is not limited to capex associated with data centers, which continues to grow at prodigious rates, but also reflects enterprise IT budgets, as the need to devise and implement AI strategies has moved technology spending from “nice to have” to a top corporate priority. Much of the spending thus far has been concentrated in data capture, storage, and analytics, with companies also reporting significant value from dynamic pricing algorithms that have allowed them to optimize prices across customers and products. At the same time, portfolio-wide energy prices increased, while stronger transportation and logistics volumes suggested that some activity may have been pulled forward in anticipation of higher prices and/or outright shortages. For many businesses, the challenge extends beyond energy to supplies of petrochemicals, metals, helium, and other byproducts of LNG processing, with many focused on “taking price” to defend margins in the face of escalating input costs. To date, our data are consistent with a short-term price shock and distortion in volumes and shipments rather than sustained inflation. However, it is important to appreciate that energy and durable consumer goods have been the expenditure categories doing the most to keep a lid on overall inflation. A reversal here seems likely to intensify households’ affordability concerns as the supply impulse transitions from disinflationary to inflationary.
Although these pressures have not yet resulted in visible economic damage, there were signs of growing divergence in consumer activity towards the end of Q1 2026, including a sharp deceleration in experiences spending and softer demand among lower-income households, which could become more pronounced if current supply disruptions persist.
For much of the rest of the world, the question is not simply pricing output appropriately, but curtailing production schedules in advance of looming shortages. In Europe, our proprietary portfolio data suggest domestic demand remained positive through the first quarter of the year. However, the risks associated with the conflict appear more acute outside the
United States, as the region is more exposed to imported energy and other industrial inputs that could become subject to physical shortages if disruption persists. Our data indicated that the signs of recovery in Europe’s industrial sector, which were apparent earlier in the quarter, receded in March, with a sharp deceleration in German factory orders and weakness in manufacturing despite massive public investment outlays. By contrast, China experienced firm retail sales and sustained momentum in industrial output despite ongoing weakness in its property sector. China imported more than 1.7 million barrels per day of oil from Iran in March, defying expectations that it would be among the economies hardest hit by the conflict.
Energy availability appears to have been an important differentiator in supporting continued manufacturing activity. Elsewhere in Asia, Taiwan and South Korea continued to benefit from the AI buildout and strong demand for electronic components, but those tailwinds do not insulate them from shortages of helium, LNG, and other inputs critical to semiconductor production. If the Strait remains blocked, initial cutbacks are likely to focus on lower-value-added chips, but a prolonged disruption could begin to weigh more materially on broader AI-related capex and industrial output. In India, growth similarly appears resilient to date, but risks to the outlook are significant. India is one of the economies in the region most reliant on oil and gas imports, and continued disruption to supply could not only harm domestic consumption but could also result in production shutdowns across its industrial sector.
Global M&A activity was strong during the quarter. Transactions totaled $1.4 trillion, a 25% increase over Q1 2025.
Leveraged buyout (“LBO”) activity, however, was not as robust. GPs announced LBOs totaling $126 billion in the first quarter of 2026, a deceleration both quarter-over-quarter (-21%) and year-over-year (-3.5%). Underlying transaction counts remained relatively subdued at 434 deals, a 9% decrease from the same quarter a year ago, with the top 10 transactions accounting for nearly 70% of total deal volume. Broader market volatility also impacted buyout exits in the quarter. Aggregate exit volumes of

$94 billion were down -15% quarter-over-quarter and were 17% lower than in the first quarter of 2025. There were 21 operating company IPOs on U.S. exchanges in the first quarter, consistent with Q4 2025 in terms of transaction count, but substantially lower (-37%) in terms of proceeds. Offerings skewed noticeably smaller, with only one transaction generating proceeds over $1 billion. Broader market volatility related to the Middle East conflict appears to have curtailed appetite for public offerings, with only three operating company IPOs on U.S. exchanges in March. Continued equity market volatility tied to ongoing geopolitical risks may push out exit timing across the private equity industry this year. Lower liquidity and delayed distributions, however, could produce attractive opportunities for our secondaries and portfolio finance platforms.
Fears related to software exposure and AI-disintermediation risk drove credit spreads wider in the quarter across both broadly syndicated (“BSL”) and direct lending markets, particularly for lower-rated borrowers: in BSL markets, B-flat spreads widened 100 basis points in February and March relative to January. However, broader credit risks still appear contained, as defaults plus distressed exchanges in the leveraged loan market finished the quarter at a 3.48% rate, well below their 2024-2025 average of 4.27%, while private credit defaults stood at 2.73%, modestly above their 2024-2025 average of 2.21%. Recent credit events appear idiosyncratic rather than systemic, while concerns regarding software exposure do not fully reflect the significant dispersion across portfolios, vintages, and software subsectors, some of which appear materially less vulnerable to
AI-related disruption than broader market sentiment suggests. Within the CLO market, widened liability spreads have put pressure on new CLO creation and reset activity as compared to recent years, while underlying loan prices have remained relatively resilient. The pullback in demand flows and normalization of spreads from 2025’s post-GFC lows could create opportunities for private credit businesses to deploy capital on more favorable terms.
In the first quarter of 2026, we deployed $10.0 billion across our platform and in contrast to the deceleration in LBO activity in the broader market, we realized proceeds of $12.2 billion in our traditional carry funds, including $6.9 billion in realized proceeds in our U.S. buyout funds. We had $13.0 billion in inflows in the first quarter of 2026 and $52.5 billion in inflows over the last twelve months as of March 31, 2026. Inflows over the last twelve months include $7.7 billion in our evergreen wealth products, which had $19.0 billion in assets under management as of March 31, 2026, a nearly 80% increase from one year ago.
Our carry fund portfolio appreciated 1% in the first quarter. Within our Global Private Equity segment in the first quarter, our corporate private equity funds depreciated (2)% as market price decreases in certain publicly traded positions offset appreciation elsewhere, our infrastructure & natural resources funds appreciated 9% driven by our international energy funds and appreciation in the NGP Carry funds, and our real estate funds appreciated 1%. Our Global Credit carry funds, which represent approximately 11% of the total Global Credit remaining fair value as of March 31, 2026, appreciated 4% in the first quarter. Carry funds in our Carlyle AlpInvest segment were flat in the first quarter.
Notable Developments
Dividends
In April 2026, our Board of Directors declared a quarterly dividend of $0.35 per share to common stockholders of record at the close of business on May 18, 2026, payable on May 28, 2026.

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
Transaction and portfolio advisory fees generally include capital markets fees generated by Carlyle Global Capital
Markets in connection with activities related to the underwriting, issuance and placement of debt and equity securities, and loan syndication for our portfolio companies and third-party clients, which are generally not subject to rebate offsets as described below. Underwriting fees include gains, losses, and fees arising from securities offerings in which we participate in the underwriter syndicate.
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
funds.
Realized carried interest may be clawed back or given back to the fund if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. This amount is known as the “giveback obligation.” In all cases, each investment fund is considered separately in evaluating carried interest and potential giveback obligations. See Note 7,
Commitments and Contingencies, for more information.
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
In addition, realized performance allocations may be reversed in future periods to the extent that such amounts become subject to a giveback obligation. The aggregate amount of giveback obligations realized since Carlyle’s inception totaled
$264.6 million, $181.8 million of which was related to various Legacy Energy Funds. Given that current and former senior
Carlyle professionals and other limited partners of the Carlyle Holdings partnerships are responsible for paying the majority of the realized giveback obligation, only $88.5 million of the $264.6 million aggregate giveback obligation realized since inception was attributable to Carlyle. The realization of giveback obligations for the Company’s portion of such obligations reduces Distributable Earnings in the period realized. Further, each individual who holds equity interests in carried interest generated by our funds and is a recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance allocation compensation is subject to return to the Company in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.
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
GAAP, ultimately we do not have recourse to such assets and such liabilities are generally non-recourse to us. Therefore, income or loss from the Consolidated Funds does not generally have a material impact on the assets available to our common stockholders.
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
In certain of our equity-based compensation arrangements, vesting is based on the achievement of certain performance targets or market conditions (see Note 13, Equity-Based Compensation, for additional information). Compensation charges associated with all equity-based compensation grants are excluded from Fee Related Earnings and Distributable Earnings.
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
Interest and other expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds consist primarily of interest expense related primarily to loans of consolidated CLOs and other consolidated funds, professional fees and other third-party expenses.
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
Earnings Per Common Share. We compute earnings per common share in accordance with ASC 260, Earnings Per
Share. Basic earnings per common share is calculated by dividing net income (loss) attributable to the common shares of the
Company by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities. See Note 11, Earnings Per Common Share, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information.
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

The chart below presents Fee-earning AUM by segment at each period, in billions.
The table below details Fee-earning AUM by its respective components at each period.

	As of March 31,
	2026	2025
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments	$71,716	$60,730
Fee-earning AUM based on invested capital	78,378	82,747
Fee-earning AUM based on collateral balances, at par	42,344	44,359
Fee-earning AUM based on net asset value	32,079	24,411
Fee-earning AUM based on fair value and other	108,840	101,596
Balance, End of Period(1)	$333,357	$313,843
(1)Ending balances as of March 31, 2026 and 2025 exclude $21.2 billion and $25.6 billion, respectively, of Pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended March 31,
	2026	2025
Consolidated Results (Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$336,778	$304,358
Inflows(1)	7,637	11,866
Outflows (including realizations)(2)	(8,814)	(5,606)
Market Activity & Other(3)	(1,541)	1,430
Foreign Exchange(4)	(703)	1,795
Balance, End of Period	$333,357	$313,843

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
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our evergreen funds, and outflows from our liquid credit products. Distributions for funds earning management fees based on commitments during the period do not affect
Fee-earning AUM.
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

Three Months Ended March 31, 2026
Consolidated Results (Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$476,867
Inflows(1)	12,978
Outflows (including realizations)(2)	(13,526)
Market Activity & Other(3)	96
Foreign Exchange(4)	(997)
Balance, End of Period	$475,418
(1)Inflows generally reflects the impact of gross fundraising, reinsurance and other transactions at Fortitude, and corporate acquisitions during the period, if any. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate.
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, and separately managed accounts, gross redemptions in our evergreen products, outflows from our liquid credit products, and the expiration of available capital.
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
Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) Carlyle Tactical Private Credit Fund (“CTAC”), (e) our closed-end tender offer Carlyle AlpInvest
Private Markets (“CAPM”) funds and Carlyle AlpInvest Private Markets Secondaries (“CAPS”) funds, and (f) certain other structured credit and asset-backed finance products. As of March 31, 2026, our total AUM and Fee-earning AUM included
$115.8 billion and $111.5 billion, respectively, of Perpetual Capital. Our Perpetual Capital total AUM and Fee-earning AUM, exclusive of assets managed under the strategic advisory services agreement with Fortitude, was $36.7 billion and $32.3 billion, respectively, as of March 31, 2026.
Performance Fee Eligible AUM. “Performance Fee Eligible AUM” represents the AUM of funds for which we are entitled to receive performance allocations, inclusive of the fair value of investments in those funds (which we refer to as
“Performance Fee Eligible Fair Value”) and their Available Capital. Performance Fee Eligible Fair Value is “Performance Fee-
Generating” when the associated fund has achieved the specified investment returns required under the terms of the fund’s agreement and is accruing performance revenue as of the quarter-end reporting date. Funds whose performance allocations are treated as fee related performance revenues are excluded from these metrics. As of March 31, 2026, our total AUM included
$230.7 billion of Performance Fee Eligible AUM.

Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The entities we consolidate are referred to collectively as the Consolidated Funds in our condensed consolidated financial statements. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to support our operating activities and similarly the liabilities of the Consolidated Funds are non-recourse to us. As of March 31, 2026, our Consolidated Funds represent approximately 4% of our AUM; 2% of our management fees for the three months ended March 31, 2026; and 11% of our total investment income or loss on an unconsolidated basis for the three months ended March 31, 2026.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise, and the number of funds we are required to consolidate has been increasing as a result of the impacts of capital from our balance sheet invested in new products and our indirect interest in funds through our investment in Fortitude (see Note 4, Investments). As of March 31, 2026, the
assets and liabilities of the Consolidated Funds were primarily related to our consolidated CLOs, which held approximately
$12.0 billion of total assets. Additionally, the Investments of Consolidated Funds included approximately $0.9 billion related to investments that have been bridged to investment funds in our Global Private Equity segment.
Generally, the consolidation of the Consolidated Funds has a gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to the Company. The majority of the net economic ownership interests of the
Consolidated Funds are reflected as non-controlling interests in consolidated entities in the condensed consolidated financial statements. However, in certain Consolidated Funds, particularly those where we have elected to invest additional amounts or bridge investments in new investment areas, the non-controlling interests are less significant and may impact net income attributable to the common stockholders.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three months ended March 31, 2026 and 2025. Our condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the Consolidated Funds are not the same entities in all periods shown due to changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment income (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended March 31,		Change
	2026	2025	$	%
(Dollars in millions)
Revenues
Fund management fees	$584.0	$586.1	$(2.1)	0%
Incentive fees	51.7	43.2	8.5	20%
Investment income (loss)
Performance allocations	(681.1)	222.9	(904.0)	NM
Principal investment income (loss)	64.4	(63.1)	127.5	NM
Total investment income (loss)	(616.7)	159.8	(776.5)	NM
Interest and other income	55.3	50.6	4.7	9%
Interest and other income of Consolidated Funds	179.7	133.4	46.3	35%
Total revenues	254.0	973.1	(719.1)	(74)%
Expenses
Compensation and benefits
Cash-based compensation and benefits	227.1	218.4	8.7	4%
Equity-based compensation	119.8	103.5	16.3	16%
Performance allocations and incentive fee related compensation	(367.9)	171.4	(539.3)	NM
Total compensation and benefits	(21.0)	493.3	(514.3)	NM
General, administrative and other expenses	184.6	173.6	11.0	6%
Interest	38.6	27.8	10.8	39%
Interest and other expenses of Consolidated Funds	166.4	113.5	52.9	47%
Total expenses	368.6	808.2	(439.6)	(54)%
Other income (loss)
Net investment income (loss) of Consolidated Funds	(64.4)	6.1	(70.5)	NM
Income (loss) before provision for income taxes	(179.0)	171.0	(350.0)	NM
Provision (benefit) for income taxes	(37.1)	12.4	(49.5)	NM
Net income (loss)	(141.9)	158.6	(300.5)	NM
Net income (loss) attributable to non-controlling interests in consolidated entities	(9.7)	28.6	(38.3)	NM
Net income (loss) attributable to The Carlyle Group Inc. Common Stockholders	$(132.2)	$130.0	$(262.2)	NM
NM - Not meaningful

Revenues
Fund management fees. Fund management fees decreased $2.1 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to the following:

Three Months Ended March 31,
2026 v. 2025
(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds which charge fees based on commitments and the impact of incremental fundraising in funds which activated fees in a prior period	$58.7
Net lower management fees resulting from the change in basis from commitments to invested capital and step-downs in rate for certain funds, and the impact of net investment activity in funds whose management fees are based on invested capital	(17.0)
Decrease in catch-up management fees from subsequent closes of funds that are in the fundraising period	(15.9)
Lower transaction and portfolio advisory fees	(27.4)
All other changes	(0.5)
Total decrease in Fund management fees(1)	$(2.1)
(1)Total decrease in Fund management fees does not include our equity income allocation from NGP management fee related revenues. We do not control
NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP. Therefore, Fund management fees associated with NGP are included in Principal investment income (loss) in our U.S. GAAP results.
No fund generated over 10% of total fund management fees in any of the periods presented. Fee-earning AUM as of
March 31, 2026 increased in Carlyle AlpInvest and Global Credit, and remained flat in Global Private Equity as compared to
March 31, 2025, resulting in greater diversification in our fund management fee base across our three business segments.
Fund management fees included transaction and portfolio advisory fees, net of rebate offsets, of $49.3 million and
$76.7 million for the three months ended March 31, 2026 and 2025, respectively. These fees primarily comprise capital markets fees generated by Carlyle Global Capital Markets. The recognition of portfolio advisory fees, transactions fees, and capital markets fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. See “—Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.

Investment income (loss). Investment income (loss) was $(616.7) million and $159.8 million for the three months ended
March 31, 2026 and 2025, respectively. The components of Investment income (loss) are included in the following table:

	Three Months Ended March 31,		Change
	2026	2025	$	%
(Dollars in millions)
Performance allocations	$(681.1)	$222.9	$(904.0)	NM
Principal investment income (loss):
Investment income (loss) from NGP, which includes performance allocations	55.3	(107.2)	162.5	NM
Investment income (loss) from our carry funds:
Global Private Equity	(1.7)	11.5	(13.2)	NM
Global Credit	3.1	0.8	2.3	288%
Carlyle AlpInvest	(3.0)	2.2	(5.2)	NM
Investment loss from our CLOs	(9.7)	(0.8)	(8.9)	NM
Investment income from Carlyle FRL	6.8	13.9	(7.1)	(51)%
Investment income from our other Global Credit products	1.0	6.4	(5.4)	(84)%
Investment income from our other Carlyle AlpInvest products	13.4	11.6	1.8	16%
Investment loss on foreign currency hedges	(1.0)	(0.8)	(0.2)	25%
All other investment loss	0.2	(0.7)	0.9	(129)%
Total Principal investment income (loss)	64.4	(63.1)	127.5	NM
Total Investment income (loss)	$(616.7)	$159.8	$(776.5)	NM
Performance allocations. Performance allocations by segment for the three months ended March 31, 2026 and 2025 comprised the following:

	Three Months Ended March 31,		Change
	2026	2025	$	%
(Dollars in millions)
Global Private Equity	$(698.1)	$85.0	$(783.1)	NM
Global Credit	36.7	79.0	(42.3)	(54)%
Carlyle AlpInvest	(19.7)	58.9	(78.6)	NM
Total performance allocations	$(681.1)	$222.9	$(904.0)	NM
Performance allocations for the three months ended March 31, 2026 included the following:
•In the Global Private Equity segment, for the three months ended March 31, 2026, reversals of Performance allocations were primarily attributable to depreciation in CP VII, driven primarily by a decrease in the market prices of certain public investments and the impact of preferred return, partially offset by accruals of Performance allocations resulting from appreciation in our international energy funds and CJP IV.
•In the Global Credit segment, for the three months ended March 31, 2026, Performance allocation accruals were primarily driven by appreciation in CCOF III and SASOF V.
•In the Carlyle AlpInvest segment, for the three months ended March 31, 2026, Performance allocation reversals were primarily driven by depreciation in our co-investment funds, partially offset by appreciation in our secondaries
& portfolio finance funds.
Performance allocations for the three months ended March 31, 2025 included the following:
•In the Global Private Equity segment, for the three months ended March 31, 2025, performance allocation accruals were primarily driven by appreciation in CP VII, CP VI, and our infrastructure & natural resources strategy, partially offset by the reversal of Performance allocations in CAP V reflecting portfolio depreciation largely driven by publicly traded portfolio companies and the impact of preferred returns.
•In the Global Credit segment, for the three months ended March 31, 2025, Performance allocation accruals were primarily driven by appreciation in SASOF V and CCOF II.

•In the Carlyle AlpInvest segment, for the three months ended March 31, 2025, performance allocation accruals were primarily driven by appreciation in our co-investment funds.
See “—Trends Affecting Our Business” for further discussion on the macroeconomic, geopolitical and industry landscape, and our investment activity.
Principal investment income (loss). Principal investment income for the three months ended March 31, 2026 was primarily attributable to performance allocations on funds managed by NGP. Principal investment loss for the three months ended March 31, 2025 was primarily attributable to an impairment charge of $92.5 million and a $38.0 million reduction in
NGP accrued carry, both of which negatively impacted the three months ended March 31, 2025 as a result of the restructuring of the terms of our strategic investment in NGP (see Note 4, Investments, for more information).
Interest and other income of Consolidated Funds. Interest and other income of Consolidated Funds increased $46.3 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily driven by an increase in interest income from our consolidated CLOs.
Expenses
Compensation and benefits. Total compensation and benefits decreased $514.3 million for the three months ended March
31, 2026, as compared to the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026 relative to the comparable prior year period is primarily attributable to a decrease in Performance allocations and incentive fee related compensation of $539.3 million, which was primarily driven by a decrease in Performance allocations, on which
Performance allocations and incentive fee related compensation is based. This was partially offset by an increase in Equity-
based compensation of $16.3 million, primarily driven by stock awards granted in December 2025 and February 2026 to further align leadership with company performance.
Interest and other expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $52.9 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily attributable to higher interest expense related to the consolidated CLOs and higher interest expense related to a collateralized fund obligation in the Carlyle AlpInvest segment that was consolidated in the third quarter of 2025.
Net investment income (loss) of Consolidated Funds. The table below summarizes the components of Net investment income (loss) of Consolidated Funds, including our consolidated CLOs and certain other funds:

	Three Months Ended March 31,		Change
	2026	2025	$	%
(Dollars in millions)
Net realized gains (losses) on investments of Consolidated Funds (excluding CLOs)	$20.3	$13.9	$6.4	NM
Net change in unrealized gains (losses) on investments of Consolidated Funds (excluding CLOs)	(49.8)	2.3	(52.1)	NM
Net realized and unrealized gains (losses) on investments of Consolidated Funds (excluding CLOs)	(29.5)	16.2	(45.7)	NM
Gains (losses) on investments of consolidated CLOs	(219.1)	(9.2)	(209.9)	NM
Gains (losses) from liabilities of consolidated CLOs	184.2	(0.9)	185.1	NM
Net gains (losses) from consolidated CLOs	(34.9)	(10.1)	(24.8)	NM
Total net investment income (loss) of Consolidated Funds	$(64.4)	$6.1	$(70.5)	NM
Net investment income (loss) of Consolidated Funds for the three months ended March 31, 2026 included losses of
$34.9 million from our consolidated CLOs, with the remaining activity primarily attributable to unrealized losses on an investment in a consolidated infrastructure fund in Global Private Equity. Through March 31, 2026, the cumulative unrealized investment loss recognized with respect to this investment attributable to the Company was approximately $175 million, which will be realized upon the disposition of the fund’s investment, which we currently expect will occur in 2026.
Substantially all net investment income (loss) of Consolidated Funds, together with interest and other income of
Consolidated Funds and interest and other expenses of Consolidated Funds, is attributable to the related funds’ limited partners or CLO investors. Accordingly, such amounts have no material impact on net income attributable to the Company beyond the
Company’s capital invested in the Consolidated Funds.

Provision (benefit) for income taxes. Our provision (benefit) for income taxes was $(37.1) million and $12.4 million for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate was approximately 21% and 7% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 primarily comprised the 21% U.S. federal corporate income tax rate and the tax effects of equity-based compensation deductions, disallowed executive compensation, and non-controlling interest. For the three months ended March 31, 2026, the effective tax rate included the impact of a one-time tax expense related to a change in the tax classification of a consolidated subsidiary.
As of March 31, 2026 and December 31, 2025, the Company had federal, state, local, and foreign taxes payable of
$134.9 million and $141.4 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
Net income (loss) attributable to non-controlling interests in consolidated entities. Net income (loss) attributable to non-
controlling interests in consolidated entities was $(9.7) million for the three months ended March 31, 2026, as compared to
$28.6 million for the three months ended March 31, 2025. These amounts are primarily related to the net earnings of the
Consolidated Funds attributable to the related fund’s limited partners or CLO investors for each period, as well as net earnings from our insurance solutions business and certain other products that are allocated to certain third-party investors. These amounts also reflect the net income attributable to non-controlling interests in carried interest and giveback obligations. The net income (loss) of our Consolidated Funds, after eliminations, attributable to non-controlling interests was $(2.5) million and $8.0 million for the three months ended March 31, 2026 and 2025, respectively.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These Non-GAAP financial measures are presented for the three months ended March 31, 2026 and 2025. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with the Conversion, impairment charges associated with lease right-of-use assets, gains or losses from retirement of debt, charges associated with contract terminations and employee severance, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions, infrequently occurring or unusual events, and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.
The following table shows our total segment DE and FRE for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Total segment revenues	$750.9	$1,043.2
Total segment expenses	423.9	587.8
(=) Distributable Earnings	$327.0	$455.4
(-) Realized net performance revenues	20.5	127.4
(-) Realized principal investment income	28.2	30.0
(+) Net interest	21.7	12.6
(=) Fee Related Earnings	$300.0	$310.6

The following table sets forth our total segment revenues for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Segment revenues
Fund level fee revenues
Fund management fees	$544.5	$525.5
Portfolio advisory and transaction fees, net and other	54.1	77.9
Fee related performance revenues	45.4	39.5
Total fund level fee revenues	644.0	642.9
Realized performance revenues	61.8	355.1
Realized principal investment income	28.2	30.0
Interest income	16.9	15.2
Total Segment Revenues	$750.9	$1,043.2
The following table sets forth our total segment expenses for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Segment expenses
Compensation and benefits
Cash-based compensation and benefits	$218.5	$224.0
Realized performance revenue related compensation	41.3	227.7
Total compensation and benefits	259.8	451.7
General, administrative, and other indirect expenses	109.6	95.6
Depreciation and amortization expense	15.9	12.7
Interest expense	38.6	27.8
Total Segment Expenses	$423.9	$587.8

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable
Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to
Distributable Earnings and to Fee Related Earnings.

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Income (loss) before provision for income taxes	$(179.0)	$171.0
Adjustments:
Net unrealized performance and fee related performance revenues	254.5	90.0
Unrealized principal investment (income) loss	68.3	(17.0)
Equity-based compensation(1)	121.8	104.7
Acquisition or disposition-related charges, including amortization of intangibles and impairment	46.4	122.2
Tax (expense) benefit associated with certain foreign performance revenues	0.7	—
Net (income) loss attributable to non-controlling interests in consolidated entities	9.7	(28.6)
Other adjustments(2)	4.6	13.1
(=) Distributable Earnings	$327.0	$455.4
(-) Realized net performance revenues, net of related compensation(3)	20.5	127.4
(-) Realized principal investment income(3)	28.2	30.0
(+) Net interest	21.7	12.6
(=) Fee Related Earnings	$300.0	$310.6
(1)Equity-based compensation for the three months ended March 31, 2026 and 2025 includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.
(3)  See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended March 31, 2026
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(681.1)	$742.9	$61.8
Performance revenues related compensation expense	(367.9)	409.2	41.3
Net performance revenues	$(313.2)	$333.7	$20.5

Principal investment income (loss)	$64.4	$(36.2)	$28.2

	Three Months Ended March 31, 2025
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$222.9	$132.2	$355.1
Performance revenues related compensation expense	171.4	56.3	227.7
Net performance revenues	$51.5	$75.9	$127.4

Principal investment income (loss)	$(63.1)	$93.1	$30.0
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
Management and its affiliates that are excluded from the Non-GAAP results.
Distributable Earnings for our reportable segments are as follows:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Global Private Equity	$149.9	$265.6
Global Credit	98.2	110.5
Carlyle AlpInvest	78.9	79.3
Distributable Earnings	$327.0	$455.4
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
basis due to the exclusion of fund expenses that are paid by the Consolidated Funds.

Global Private Equity
The following table presents our results of operations for our Global Private Equity(1) segment:

	Three Months Ended March 31,		Change
	2026	2025	$	%
(Dollars in millions)
Segment revenues
Fund level fee revenues
Fund management fees	$284.3	$283.0	$1.3	0%
Portfolio advisory and transaction fees, net and other	6.8	14.5	(7.7)	(53)%
Fee related performance revenues	2.1	—	2.1	NM
Total fund level fee revenues	293.2	297.5	(4.3)	(1)%
Realized performance revenues	29.7	317.1	(287.4)	(91)%
Realized principal investment income (loss)	11.8	15.1	(3.3)	(22)%
Interest income	7.0	6.0	1.0	17%
Total revenues	341.7	635.7	(294.0)	(46)%
Segment expenses
Compensation and benefits
Cash-based compensation and benefits	91.3	100.7	(9.4)	(9)%
Realized performance revenues related compensation	19.8	200.4	(180.6)	(90)%
Total compensation and benefits	111.1	301.1	(190.0)	(63)%
General, administrative, and other indirect expenses	53.9	48.7	5.2	11%
Depreciation and amortization expense	8.4	6.9	1.5	22%
Interest expense	18.4	13.4	5.0	37%
Total expenses	191.8	370.1	(178.3)	(48)%
(=) Distributable Earnings	$149.9	$265.6	$(115.7)	(44)%
(-) Realized net performance revenues	9.9	116.7	(106.8)	(92)%
(-) Realized principal investment income (loss)	11.8	15.1	(3.3)	(22)%
(+) Net interest	11.4	7.4	4.0	54%
(=) Fee Related Earnings	$139.6	$141.2	$(1.6)	(1)%
(1)For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions.

Distributable Earnings
Distributable Earnings decreased $115.7 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2026:

Three Months Ended March 31,
2026 v. 2025
(Dollars in millions)
Distributable Earnings, March 31, 2025	$265.6
Increases (decreases):
Decrease in Fee related earnings	(1.6)
Decrease in Realized net performance revenues	(106.8)
Decrease in Realized principal investment income	(3.3)
Increase in Net interest	(4.0)
Total decrease	(115.7)
Distributable Earnings, March 31, 2026	$149.9
Realized net performance revenues. Realized net performance revenues decreased $106.8 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Realized net performance revenues for the three months ended March 31, 2026 were primarily attributable to realizations in CRP VIII and CIEP I. Realized net performance revenues for the three months ended March 31, 2025 were primarily attributable to realizations in CPP II, CIEP I, and CETP IV. While overall exit activity increased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, the mix of exits was more concentrated in funds not yet realizing performance revenues.
Fee Related Earnings
Fee Related Earnings decreased $1.6 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2026:

Three Months Ended March 31,
2026 v. 2025
(Dollars in millions)
Fee Related Earnings, March 31, 2025	$141.2
Increases (decreases):
Decrease in Fee revenues	(4.3)
Decrease in Cash-based compensation and benefits	9.4
Increase in General, administrative and other indirect expenses	(5.2)
All other changes	(1.5)
Total decrease	(1.6)
Fee Related Earnings, March 31, 2026	$139.6

Fee Revenues. Total fee revenues decreased $4.3 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, due to the following:

Three Months Ended March 31,
2026 v. 2025
(Dollars in millions)
Higher Fund management fees	$1.3
Lower Portfolio advisory and transaction fees, net and other	(7.7)
Higher Fee related performance revenues	2.1
Total decrease in fee revenues	$(4.3)
Fund management fees increased slightly for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, as the activation of fees in CRP X in the second quarter of 2025 was offset by exit activity in funds on which management fees are based on invested capital and step-downs in CIEP II and CP VII.
The decrease in Portfolio advisory and transaction fees, net and other for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to a decrease in transaction fees. For the three months ended March 31, 2025, transaction fees were positively impacted by the acquisition of a healthcare investment across our U.S.,
Europe, and Asia buyout funds. Transaction fees are primarily generated by investment activity within our funds, and are therefore impacted by our investment pace. See “—Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $9.4 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a decrease in cash bonus accruals, partially offset by the impact of increased headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $5.2 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to unfavorable foreign currency remeasurement of $3.1 million due to the U.S. dollar strengthening in the quarter.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2026	2025
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$41,123	$35,147
Fee-earning AUM based on invested capital	47,334	52,949
Fee-earning AUM based on net asset value	8,271	7,311
Fee-earning AUM based on lower of cost or fair value	2,331	3,304
Total Fee-earning AUM	$99,059	$98,711
Annualized Management Fee Rate(2)	1.13%	1.13%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.

The table below provides the period to period rollforward of Fee-earning AUM in our Global Private Equity segment.

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Balance, Beginning of Period	$101,366	$98,033
Inflows(1)	1,107	1,497
Outflows (including realizations)(2)	(3,274)	(1,477)
Market Activity & Other(3)	111	(50)
Foreign Exchange(4)	(251)	708
Balance, End of Period	$99,059	$98,711
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
period end.
Fee-earning AUM was $99.1 billion at March 31, 2026, a decrease of 2% from $101.4 billion at December 31, 2025. The net decrease was due to:
•Outflows of $3.3 billion, which were driven by realizations in funds that charge fees on invested capital, notably in
CP VII and CRP IX.
Offsetting this decrease were:
•Inflows of $1.1 billion, primarily driven by investments in our evergreen funds which charge fees on net asset value, as well as investment activity in our U.S. real estate funds which charge fees on invested capital.
Fee-earning AUM was $99.1 billion at March 31, 2026, a slight increase from $98.7 billion at March 31, 2025. The net increase was due to:
•Inflows of $12.3 billion, primarily driven by our U.S. real estate funds, including the activation of management fees in CRP X, as well as investments in CPI, which charges fees on net asset value; and
•Positive foreign exchange activity of $0.6 billion, primarily from the translation of our EUR-denominated funds to
USD.
Offsetting these increases were:
•Outflows of $12.5 billion driven by realizations in funds that charge fees on invested capital, notably in CP VII, CEP
V, CRP IX, and the NGP energy funds, the expiration of fees in CP VI during the period, and a fee basis step-down in CIEP II.

Total AUM
The table below provides the period to period rollforward of Total AUM in our Global Private Equity segment.

Three Months Ended March 31, 2026
(Dollars in millions)
Balance, Beginning of Period	$163,543
Inflows(1)	2,243
Outflows (including realizations)(2)	(6,615)
Market Activity & Other(3)	218
Foreign Exchange(4)	(362)
Balance, End of Period	$159,027
(1)Inflows reflects the impact of gross fundraising during the period. For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate.
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, and separately managed accounts, gross redemptions in our evergreen products, and the expiration of available capital.
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
period end.
Total AUM was $159.0 billion at March 31, 2026, which comprised $119.1 billion of investments at fair value and $40.0 billion of available capital. Approximately 11% of the fair value as of March 31, 2026 was publicly traded, and approximately
68% was aged four or more years. Total AUM decreased 3% from $163.5 billion at December 31, 2025. The net decrease was due to:
•Outflows of $6.6 billion, primarily driven by realizations in our U.S. buyout funds.
Offsetting this decrease were:
•Inflows of $2.2 billion, driven by new capital raised in U.S. buyout coinvestments and U.S. real estate products; and
•Market activity of $0.2 billion, driven by appreciation of $0.9 billion from our international energy funds, $0.7 billion from the NGP energy funds, and $0.5 billion from our Japan buyout funds, offset by depreciation of $0.8 billion from our Asia buyout funds, $0.6 billion from our Europe buyout funds, and $0.5 billion from our U.S.
buyout funds.
Fund Performance Metrics
Fund performance information for our significant investment funds, which we generally define as those with at least $1.0 billion in capital commitments, is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund return information reflected in this discussion and analysis is not indicative of the performance of The Carlyle Group Inc. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Carlyle Group Inc. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following table reflects the performance of our significant funds in our Global Private Equity business. Please see
“—Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(12)
				As of March 31, 2026						As of March 31, 2026
Fund (Fee Initiation Date/Step-down Date)(1)	Committed Capital(2)	Cumulative Invested Capital(3)	Percent Invested	Realized Value(4)	Remaining Fair Value(5)	MOIC (6)	Gross IRR (7)(8)	Net IRR (8)(9)	Net Accrued Carry/ (Giveback) (10)	Total Fair Value(11)	MOIC (6)	Gross IRR (7)(8)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,797	$10,950	74%	$3,179	$13,179	1.5x	20%	11%	$227	$4,825	2.3x	56%
CP VII (May 2018 / Oct 2021)	$18,510	$17,787	96%	$12,895	$16,911	1.7x	11%	8%	$409	$18,558	2.1x	17%
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$26,770	$1,622	2.2x	17%	13%	$74	$27,570	2.5x	22%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$28,123	$227	2.1x	18%	14%	$16	$28,134	2.3x	20%
CEP V (Oct 2018 / Oct 2024)	€6,416	€6,075	95%	€1,794	€4,211	1.0x	Neg	Neg	$—	€878	0.8x	Neg
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,964	108%	€6,215	€1,238	1.9x	16%	11%	$48	€6,258	2.1x	20%
CEP III (Jul 2007 / Dec 2013)	€5,295	€5,177	98%	€11,731	€18	2.3x	19%	14%	$—	€11,749	2.3x	19%
CAP VI (Jun 2024 / Jun 2030)	$2,886	$213	7%	$—	$213	1.0x	NM	NM	$—	n/a	n/a	n/a
CAP V (Jun 2018 / Jun 2024)	$6,554	$7,020	107%	$3,063	$5,975	1.3x	9%	4%	$—	$2,142	1.3x	23%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,146	107%	$8,713	$266	2.2x	18%	13%	$19	$8,707	2.4x	21%
CJP V (Nov 2024 / Nov 2030)	¥434,325	¥92,965	21%	¥—	¥92,677	1.0x	NM	NM	$—	n/a	n/a	n/a
CJP IV (Oct 2020 / Nov 2024)	¥258,000	¥236,110	92%	¥149,060	¥392,466	2.3x	40%	28%	$121	¥239,837	3.8x	62%
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥275,264	¥8,832	3.1x	25%	18%	$4	¥274,341	3.3x	26%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$982	98%	$698	$1,561	2.3x	20%	15%	$72	$1,214	3.8x	31%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$1,961	$669	2.8x	26%	19%	$39	$1,956	2.4x	28%
CP Growth (Oct 2021 / Oct 2027)	$1,283	$657	51%	$—	$961	1.5x	19%	8%	$6	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,370	99%	$4,109	$1,406	2.3x	20%	15%	$70	$4,651	2.5x	22%
CETP V (Mar 2022 / Jun 2028)	€3,180	€1,893	60%	€—	€2,285	1.2x	NM	NM	$—	€—	0.0x	NM
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,204	89%	€1,726	€958	2.2x	27%	19%	$38	€1,837	3.7x	56%
CETP III (Jul 2014 / Jul 2019)	€657	€614	94%	€2,033	€109	3.5x	40%	28%	$7	€2,040	4.0x	44%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$219	$2,060	2.3x	24%	19%	$52	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,267	91%	$1,956	$2,359	1.3x	4%	3%	$4	$2,263	1.5x	7%
All Other Active Funds & Vehicles(13)		$20,956	n/a	$17,141	$16,425	1.6x	12%	10%	$29	$21,016	2.2x	19%
Fully Realized Funds & Vehicles(14)(15)		$35,376	n/a	$81,333	$2	2.3x	28%	20%	$—	$81,335	2.3x	28%
TOTAL CORPORATE PRIVATE EQUITY(16)		$156,515	n/a	$219,948	$77,121	1.9x	25%	17%	$1,232	$231,873	2.3x	26%

Real Estate
CRP X (Apr 2025 / Jul 2030)	$9,000	$813	9%	$18	$828	1.0x	NM	NM	$—	n/a	n/a	n/a
CRP IX (Oct 2021 / Dec 2024)	$7,987	$6,367	80%	$855	$6,837	1.2x	11%	3%	$—	$772	1.5x	26%
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$4,987	91%	$6,042	$2,674	1.7x	31%	17%	$69	$6,076	2.1x	46%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,746	90%	$5,186	$967	1.6x	16%	10%	$(28)	$5,142	1.7x	20%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,145	92%	$3,827	$91	1.8x	27%	17%	$4	$3,780	1.9x	28%
CPI (May 2016 / n/a)	$8,444	$9,023	n/a	$3,731	$8,178	1.3x	10%	8%	n/a*	$2,253	1.7x	12%
All Other Active Funds & Vehicles(17)		$3,018	n/a	$581	$2,859	1.1x	8%	5%	$5	$452	1.2x	19%
Fully Realized Funds & Vehicles(15)(18)		$14,226	n/a	$21,598	$13	1.5x	9%	5%	$—	$21,611	1.5x	10%
TOTAL REAL ESTATE(16)		$44,324	n/a	$41,838	$22,446	1.5x	11%	7%	$50	$40,104	1.6x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,301	57%	$1,017	$1,569	2.0x	30%	16%	$59	$907	3.8x	NM**
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,470	99%	$3,622	$1,559	2.1x	16%	10%	$73	$4,346	2.2x	17%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$2,116	96%	$658	$3,054	1.8x	17%	11%	$88	$829	1.9x	16%
CRSEF II (Nov 2022 / Aug 2027)	$1,187	$469	40%	$—	$946	2.0x	44%	29%	$25	n/a	n/a	n/a
NGP XIII (Feb 2023 / Feb 2028)	$2,300	$1,025	45%	$134	$1,485	1.6x	49%	32%	$9	$158	4.8x	NM
NGP XII (Jul 2017 / Jul 2022)	$4,304	$3,680	85%	$4,882	$2,826	2.1x	21%	15%	$36	$4,535	2.8x	33%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$5,034	95%	$8,308	$1,597	2.0x	13%	10%	$57	$7,458	2.1x	17%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,563	$249	1.1x	3%	—%	$—	$3,358	1.2x	5%
All Other Active Funds & Vehicles(19)		$5,242	n/a	$3,557	$5,507	1.7x	17%	13%	$45	$3,654	2.4x	21%
Fully Realized Funds & Vehicles(15)(20)		$3,534	n/a	$5,581	$—	1.6x	8%	5%	$—	$5,581	1.6x	8%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES(16)		$28,221	n/a	$31,322	$18,792	1.8x	13%	9%	$391	$30,825	2.0x	14%

*Net accrued fee related performance revenues for CPI are excluded from Net Accrued Performance Revenues. These amounts will be reflected as fee related performance revenues when realized, and included in Fund level fee revenues in our segment results. There were no accrued fee related performance revenues for CPI as of March 31, 2026.
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
(2)All amounts shown represent total capital commitments as of March 31, 2026. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.
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
(19)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: NGP GAP, NGP RP I, NGP RP II, NGP RP III, NGP ETP IV, NGP SRA II, and
CRSEF.
(20)Aggregate includes the following funds, as well as related co-investments, separately managed accounts (SMAs), and certain other stand-alone investments arranged by us: CIP, CPP II, and CPOCP.
Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended March 31,		Change
	2026	2025	$	%
(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$147.3	$139.6	$7.7	6%
Portfolio advisory and transaction fees, net and other	47.2	63.4	(16.2)	(26)%
Fee related performance revenues	32.1	28.8	3.3	11%
Total fund level fee revenues	226.6	231.8	(5.2)	(2)%
Realized performance revenues	10.7	13.3	(2.6)	(20)%
Realized principal investment income (loss)	9.3	5.5	3.8	69%
Interest income	7.2	7.0	0.2	3%
Total revenues	253.8	257.6	(3.8)	(1)%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	93.3	89.0	4.3	5%
Realized performance revenues related compensation	6.7	7.9	(1.2)	(15)%
Total compensation and benefits	100.0	96.9	3.1	3%
General, administrative, and other indirect expenses	35.5	35.0	0.5	1%
Depreciation and amortization expense	4.9	3.9	1.0	26%
Interest expense	15.2	11.3	3.9	35%
Total expenses	155.6	147.1	8.5	6%
(=) Distributable Earnings	$98.2	$110.5	$(12.3)	(11)%
(-) Realized net performance revenues	4.0	5.4	(1.4)	(26)%
(-) Realized principal investment income (loss)	9.3	5.5	3.8	69%
(+) Net interest	8.0	4.3	3.7	86%
(=) Fee Related Earnings	$92.9	$103.9	$(11.0)	(11)%

Distributable Earnings
Distributable Earnings decreased $12.3 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2026:

Three Months Ended March 31,
2026 v. 2025
(Dollars in millions)
Distributable Earnings, March 31, 2025	$110.5
Increases (decreases):
Decrease in Fee related earnings	(11.0)
Decrease in Realized net performance revenues	(1.4)
Increase in Realized principal investment income	3.8
Increase in Net interest	(3.7)
Total decrease	(12.3)
Distributable Earnings, March 31, 2026	$98.2
Fee Related Earnings
Fee Related Earnings decreased $11.0 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2026:

Three Months Ended March 31,
2026 v. 2025
(Dollars in millions)
Fee Related Earnings, March 31, 2025	$103.9
Increases (decreases):
Decrease in Fee revenues	(5.2)
Increase in Cash-based compensation and benefits	(4.3)
Increase in General, administrative and other indirect expenses	(0.5)
All other changes	(1.0)
Total decrease	(11.0)
Fee Related Earnings, March 31, 2026	$92.9
Fee Revenues. Fee revenues decreased $5.2 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, due to the following:

Three Months Ended March 31,
2026 v. 2025
(Dollars in millions)
Higher Fund management fees	$7.7
Lower Portfolio advisory and transaction fees, net and other	(16.2)
Higher Fee related performance revenues	3.3
Total decrease in Fee revenues	$(5.2)
The increase in Fund management fees for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily attributable to an increase in management fee base in our direct lending business and
CTAC.

The decrease in Portfolio advisory and transaction fees, net and other fees for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by a decrease in capital markets fees. The recognition of capital markets fees can be volatile as they are primarily generated by investment activity. See “—Trends
Affecting Our Business” for further discussion on our investment activity and broader market trends.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $4.3 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily attributable to an increase in headcount in support of the growth of the business, partially offset by a decrease in cash bonus accruals.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2026	2025
Global Credit	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$2,549	$2,467
Fee-earning AUM based on invested capital	21,787	20,624
Fee-earning AUM based on collateral balances, at par	42,344	44,359
Fee-earning AUM based on net asset value	4,225	3,278
Fee-earning AUM based on fair value and other(2)	95,533	90,003
Total Fee-earning AUM	$166,438	$160,731
Annualized Management Fee Rate(3)	0.35%	0.35%
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
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Global Credit Fee-earning AUM.

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Balance, Beginning of Period	$169,460	$154,186
Inflows(1)	3,284	7,811
Outflows (including realizations)(2)	(4,520)	(3,113)
Market Activity & Other(3)	(1,619)	1,465
Foreign Exchange(4)	(167)	382
Balance, End of Period	$166,438	$160,731
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
(2)Outflows represents the impact of realizations from vehicles with management fees based on remaining invested capital at cost or fair value, changes in basis for funds where the investment period, weighted-average investment period or commitment fee period has expired during the period, reductions for funds that are no longer calling for fees, gross redemptions in our evergreen products, and outflows from our liquid credit products. Realizations for funds earning management fees based on commitments during the period do not affect Fee-earning AUM.
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
period end.
Fee-earning AUM was $166.4 billion at March 31, 2026, a decrease of 2% from $169.5 billion at December 31, 2025.
The net decrease was due to:
•Outflows of $4.5 billion, which were driven by outflows from our liquid credit products and realizations in our opportunistic credit funds; and
•Negative market activity of $1.6 billion, which primarily reflected a decrease in the fair value of assets covered by the Fortitude strategic advisory services agreement.
Offsetting these decreases were:
•Inflows of $3.3 billion, which were driven by deployment across the platform, flow reinsurance from our insurance strategy, and the closing of our latest European CLO.
Fee-earning AUM was $166.4 billion at March 31, 2026, an increase of 4% from $160.7 billion at March 31, 2025. The net increase was due to:
•Inflows of $22.3 billion, which reflected capital deployment across the platform, notably in our liquid credit products, including the closing of seven U.S. CLOs and three European CLOs, and asset-backed finance, direct lending, and opportunistic credit funds, as well as more than $5 billion of closed block reinsurance transactions and flow reinsurance from our insurance strategy.
Offsetting this increase were:
•Outflows of $15.3 billion, which included outflows from our liquid credit products and realizations across the platform; and
•Negative market activity of $1.9 billion, which was primarily driven by the impact of rising interest rates on the fair value of assets covered by the Fortitude strategic advisory services agreement, partially offset by increases in our cross-platform credit products.
Total AUM
The table below provides the period to period rollforward of Total AUM in our Global Credit segment.

Three Months Ended March 31, 2026
(Dollars in millions)
Balance, Beginning of Period	$211,328
Inflows(1)	3,906
Outflows (including realizations)(2)	(4,715)
Market Activity & Other(3)	(839)
Foreign Exchange(4)	(185)
Balance, End of Period	$209,495
(1)Inflows generally reflects the impact of gross fundraising, as well as reinsurance and other transactions at Fortitude during the period.
For funds or vehicles denominated in foreign currencies, this reflects translation at the average quarterly rate.
(2)Outflows includes distributions net of recallable or recyclable amounts in our carry funds, related co-investment vehicles, and separately managed accounts, gross redemptions in our evergreen products, outflows from our liquid credit products, and the expiration of available capital.
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
period end.
Total AUM was $209.5 billion at March 31, 2026, a decrease of 1% compared to $211.3 billion at December 31, 2025.
The net decrease was due to:
•Outflows of $4.7 billion, which were primarily in our liquid credit products, with additional activity reflecting realizations across the platform, notably in our aviation and asset-backed finance products; and
•Negative market activity of $0.8 billion, which was primarily driven by the impact of rising interest rates on the fair value of assets covered by the Fortitude strategic advisory services agreement, partially offset by increases in the fair value of our aviation and opportunistic credit products.
Offsetting these decreases were:
•Inflows of $3.9 billion, which were driven by the first closing in our asset-backed income fund (“CABI”), flow reinsurance from our insurance strategy, and the closing of our latest European CLO.
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
The following table reflects the performance of our significant carry funds in our Global Credit business. Please see “—
Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of March 31, 2026
Fund (Fee Initiation Date/Step-down Date)(11)	Committed Capital(12)	Cumulative Invested Capital (1)	Percent Invested	Realized Value (2)	Remaining Fair Value (3)	MOIC (4)	Gross IRR (5) (8)	Net IRR (6) (8)	Net Accrued Carry/(Giveback) (7)
Global Credit Carry Funds
CCOF III - Levered (Feb 2023 / Oct 2028)	$4,678	$4,150	89%	$861	$4,102	1.2x	25%	16%	$28
CCOF II (Nov 2020 / Mar 2026)	$4,430	$5,956	134%	$4,791	$3,560	1.4x	14%	10%	$111
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,544	149%	$3,908	$1,254	1.5x	16%	11%	$28
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$1,747	$1,836	1.4x	10%	5%	$—
CICF II (Mar 2024 / Dec 2029)	$1,379	$317	23%	$180	$167	1.1x	NM	NM	$—
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,289	$78	1.4x	19%	12%	$6
All Other Active Funds & Vehicles(9)		$13,081	n/a	$6,249	$10,597	1.3x	11%	9%	$99
Fully Realized Funds & Vehicles(10)(13)		$9,698	n/a	$12,154	$30	1.3x	9%	4%	$—
TOTAL GLOBAL CREDIT CARRY FUNDS		$40,237	n/a	$31,180	$21,623	1.3x	11%	7%	$272
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
(12)All amounts shown represent total capital commitments as of March 31, 2026. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed capital for CCOF II excludes
$150 million in capital committed by a CCOF II investor to a side vehicle. The CCOF III platform, which includes
CCOF III - Levered, CCOF III - Unlevered, and CCOF III PSV, collectively has $5.7 billion of committed capital.
(13)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.

Carlyle AlpInvest
The following table presents our results of operations for our Carlyle AlpInvest segment:

	Three Months Ended March 31,		Change
	2026	2025	$	%
(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$112.9	$102.9	$10.0	10%
Portfolio advisory and transaction fees, net and other	0.1	—	0.1	NM
Fee related performance revenues	11.2	10.7	0.5	5%
Total fund level fee revenues	124.2	113.6	10.6	9%
Realized performance revenues	21.4	24.7	(3.3)	(13)%
Realized principal investment income	7.1	9.4	(2.3)	(24)%
Interest income	2.7	2.2	0.5	23%
Total revenues	155.4	149.9	5.5	4%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	33.9	34.3	(0.4)	(1)%
Realized performance revenues related compensation	14.8	19.4	(4.6)	(24)%
Total compensation and benefits	48.7	53.7	(5.0)	(9)%
General, administrative, and other indirect expenses	20.2	11.9	8.3	70%
Depreciation and amortization expense	2.6	1.9	0.7	37%
Interest expense	5.0	3.1	1.9	61%
Total expenses	76.5	70.6	5.9	8%
(=) Distributable Earnings	$78.9	$79.3	$(0.4)	(1)%
(-) Realized net performance revenues	6.6	5.3	1.3	25%
(-) Realized principal investment income	7.1	9.4	(2.3)	(24)%
(+) Net interest	2.3	0.9	1.4	156%
(=) Fee Related Earnings	$67.5	$65.5	$2.0	3%
Distributable Earnings
Distributable Earnings decreased $0.4 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The following table provides the components of the changes in Distributable Earnings for the three months ended March 31, 2026:

Three Months Ended March 31,
2026 v. 2025
(Dollars in millions)
Distributable Earnings, March 31, 2025	$79.3
Increases (decreases):
Increase in Fee related earnings	2.0
Increase in Realized net performance revenues	1.3
Decrease in Realized principal investment income	(2.3)
Increase in Net interest	(1.4)
Total decrease	(0.4)
Distributable Earnings, March 31, 2026	$78.9

Fee Related Earnings
Fee Related Earnings increased $2.0 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The following table provides the components of the changes in Fee Related Earnings for the three months ended March 31, 2026:

Three Months Ended March 31,
2026 v. 2025
(Dollars in millions)
Fee Related Earnings, March 31, 2025	$65.5
Increases (decreases):
Increase in Fee revenues	10.6
Decrease in Cash-based compensation and benefits	0.4
Increase in General, administrative and other indirect expenses	(8.3)
All other changes	(0.7)
Total increase	2.0
Fee Related Earnings, March 31, 2026	$67.5
Fee Revenues. Fee revenues increased $10.6 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily driven by an increase in Fund management fees of $10.0 million. The increase in
Fund management fees was primarily driven by the impact of fundraising in our most recent vintage of secondaries & portfolio finance funds, and growth in our CAPM and CAPS funds. Fund management fees for the three months ended March 31, 2026 included catch-up management fees of $1.3 million, a decrease from $14.7 million for the three months ended March 31, 2025, as fundraising for our most recent vintage of secondaries & portfolio finance funds concluded in the third quarter of 2025.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $8.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to an increase in professional fees, an increase in fundraising costs, and unfavorable foreign currency remeasurement due to the U.S.
dollar strengthening in the quarter.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of March 31,
	2026	2025
Carlyle AlpInvest	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$28,044	$23,116
Fee-earning AUM based on invested capital(2)	9,257	9,174
Fee-earning AUM based on net asset value	19,583	13,822
Fee-earning AUM based on lower of cost or fair market value and other	10,976	8,289
Total Fee-earning AUM	$67,860	$54,401
Annualized Management Fee Rate(3)	0.67%	0.66%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds.
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.

The table below provides the period to period rollforward of Fee-earning AUM in our Carlyle AlpInvest segment.

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Balance, Beginning of Period	$65,952	$52,139
Inflows(1)	3,246	2,558
Outflows (including realizations)(2)	(1,020)	(1,016)
Market Activity & Other(3)	(33)	15
Foreign Exchange(4)	(285)	705
Balance, End of Period	$67,860	$54,401
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
period end.
Fee-earning AUM was $67.9 billion at March 31, 2026, an increase of 3% from $66.0 billion at December 31, 2025. The net increase was due to:
•Inflows of $3.2 billion, which were driven by investment activity in our AlpInvest wealth products and secondaries
& portfolio finance strategy, as well as fee-paying capital raised in our primary and secondaries & portfolio finance strategies.
Offsetting this increase were:
•Outflows of $1.0 billion, which were driven by step-downs in fee bases and realizations across all strategies in products that charge fees on invested capital.
Fee-earning AUM was $67.9 billion at March 31, 2026, an increase of 25% compared to $54.4 billion at March 31, 2025.
The net increase was due to:
•Inflows of $16.7 billion, which were driven by fee-paying capital raised and investment activity across all strategies, notably in our secondaries & portfolio finance and AlpInvest wealth products;
•Positive foreign exchange activity of $1.1 billion, primarily from the translation of our EUR-denominated funds to
USD; and
•Market appreciation of $0.9 billion, which was driven by CAPM and ASPF II, in which fees are based on fair value.
Offsetting these increases were:
•Outflows of $5.3 billion, which reflected realizations across all strategies and step-downs in fee bases in our primary funds.

Total AUM
The table below provides the period to period rollforward of Total AUM in our Carlyle AlpInvest segment.

Three Months Ended March 31, 2026
(Dollars in millions)
Balance, Beginning of Period	$101,996
Inflows(1)	6,829
Outflows (including realizations)(2)	(2,196)
Market Activity & Other(3)	717
Foreign Exchange(4)	(450)
Balance, End of Period	$106,896
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
period end.
Total AUM was $106.9 billion at March 31, 2026, an increase of 5% compared to $102.0 billion at December 31, 2025.
The net increase was due to:
•Inflows of $6.8 billion, which reflected fundraising across the platform, notably in cross-strategy SMAs and in our
AlpInvest wealth products; and
•Market appreciation of $0.7 billion, which was driven by our secondaries & portfolio finance strategy and AlpInvest wealth products.
Offsetting these increases were:
•Outflows of $2.2 billion, which reflected realizations across all strategies.
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

(Amounts in millions)			TOTAL INVESTMENTS
			As of March 31, 2026
Carlyle AlpInvest (1)(8)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value (3)	Total Fair Value (3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/ (Giveback) (12)
			(Reported in Local Currency, in Millions)
SECONDARIES & PORTFOLIO FINANCE
ASF VIII	2024	$13,422	$7,321	$308	$8,990	$9,297	1.3x	NM	NM	$59
ASF VII	2020	$6,769	$5,018	$2,587	$5,356	$7,943	1.6x	16%	12%	$116
ASF VII - SMAs	2020	€2,043	€1,756	€709	€1,891	€2,600	1.5x	14%	12%	$37
ASF VI	2017	$3,333	$2,814	$3,172	$1,465	$4,637	1.6x	14%	11%	$57
ASF VI - SMAs	2017	€2,817	€2,663	€2,825	€1,430	€4,255	1.6x	13%	11%	$49
ASF V	2012	$756	$673	$1,101	$94	$1,195	1.8x	18%	14%	$4
ASF V - SMAs	2012	€3,916	€3,975	€7,015	€329	€7,344	1.8x	21%	19%	$7
SMAs 2009-2011	2010	€1,859	€1,952	€3,368	€33	€3,401	1.7x	19%	18%	$—
ASPF II	2023	$2,227	$1,586	$307	$1,568	$1,875	1.2x	29%	21%	$14
All Other Active Funds & Vehicles (9)	Various		$2,002	$538	$2,210	$2,748	1.4x	18%	14%	$36
Fully Realized Funds & Vehicles	Various		€4,388	€7,149	€12	€7,161	1.6x	19%	18%	$—
CO-INVESTMENTS
ACF IX	2023	$4,120	$2,431	$148	$2,697	$2,845	1.2x	15%	10%	$7
ACF IX - SMAs	2023	$1,016	$382	$22	$433	$455	1.2x	16%	13%	$3
ACF VIII	2021	$3,614	$3,450	$538	$4,340	$4,878	1.4x	10%	8%	$38
ACF VIII - SMAs	2021	$1,099	$1,007	$160	$1,253	$1,413	1.4x	11%	9%	$12
ACF VII	2017	$1,688	$1,682	$1,903	$1,361	$3,264	1.9x	14%	11%	$56
ACF VII - SMAs	2017	€1,452	€1,398	€1,298	€1,270	€2,567	1.8x	13%	11%	$40
SMAs 2014-2016	2014	€1,274	€1,073	€2,550	€180	€2,730	2.5x	24%	22%	$3
SMAs 2012-2013	2012	€1,124	€1,022	€2,800	€128	€2,927	2.9x	28%	26%	$1
SMAs 2009-2010	2010	€1,475	€1,332	€3,540	€418	€3,958	3.0x	23%	21%	$—
Strategic SMAs	Various		$5,075	$2,870	$5,474	$8,343	1.6x	15%	14%	$80
All Other Active Funds & Vehicles (9)	Various		€66	€164	€5	€169	2.6x	36%	34%	$—
Fully Realized Funds & Vehicles	Various		€5,855	€10,001	€—	€10,001	1.7x	15%	13%	$—
PRIMARY INVESTMENTS
SMAs 2024-2026	2024	$4,623	$328	$12	$323	$335	1.0x	NM	NM	$—
SMAs 2021-2023	2021	€4,673	€2,033	€172	€2,293	€2,466	1.2x	12%	11%	$1
SMAs 2018-2020	2018	$3,116	$2,714	$965	$3,127	$4,092	1.5x	14%	13%	$4
SMAs 2015-2017	2015	€2,501	€2,510	€2,974	€2,016	€4,990	2.0x	19%	18%	$8
SMAs 2012-2014	2012	€5,080	€5,783	€9,943	€2,712	€12,655	2.2x	17%	17%	$10
SMAs 2009-2011	2009	€4,877	€5,588	€10,581	€1,363	€11,944	2.1x	17%	16%	$1
SMAs 2006-2008	2005	€11,500	€12,991	€21,798	€993	€22,791	1.8x	10%	10%	$—
SMAs 2003-2005	2003	€4,628	€4,933	€7,856	€117	€7,973	1.6x	10%	9%	$—
All Other Active Funds & Vehicles (9)	Various		€1,771	€1,804	€210	€2,014	1.1x	3%	2%	$—
Fully Realized Funds & Vehicles	Various		€4,798	€7,823	€19	€7,842	1.6x	12%	11%	$—
TOTAL CARLYLE ALPINVEST (USD)(11)			$112,521	$135,082	$56,486	$191,568	1.7x	13%	13%	$643
(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by AlpInvest. Excluded from the performance information shown are: (a) investments that were not originated by AlpInvest (i.e., AlpInvest did not make the original investment decision or recommendation); (b) Direct Investments, which was spun off from AlpInvest in 2005; (c) Carlyle AlpInvest Private Markets (“CAPM”); (d) Carlyle AlpInvest
Private Markets Secondaries (“CAPS”); and (e) LP co-investment vehicles managed by AlpInvest. As of March 31, 2026, these excluded portfolios amounted to approximately $18.6 billion of AUM in the aggregate.
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
(8)“ASF” stands for AlpInvest Secondaries Fund, “ACF” stands for AlpInvest Co-Investment Fund, “ASPF” stands for
AlpInvest Strategic Portfolio Finance Fund, and “SMAs” are Separately Managed Accounts. “ASF - SMAs” and “ACF -
SMAs” reflect the aggregated portfolios of investments held by SMAs within the relevant strategy, which invest alongside the relevant ASF or ACF (as applicable). Strategic SMAs reflect the aggregated portfolios of co-investments made by
SMAs sourced from the SMA investor’s own private equity fund investment portfolio. Other SMAs reflect the aggregated portfolios of investments within the relevant strategy that began making investments in the corresponding time periods. Co-
Investments SMAs 2014-2016 does not include two SMAs that started in 2016 but invested a substantial majority alongside ACF VII. These two SMAs have instead been grouped with ACF VII - SMAs. An SMA may pursue multiple investment strategies and make commitments over multiple years.
(9)Includes ASF VIII - SMAs,  AlpInvest Atom Fund, AlpInvest Atom Fund II, all mezzanine investment portfolios, all
‘clean technology’ private equity investment portfolios, all strategic portfolio finance SMAs, all AlpInvest senior portfolio lending SMAs, and any state-focused investment mandate portfolios.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Total Net
Accrued Carry excludes net accrued carry which was retained as part of the sale of MRE on April 1, 2021. There was no net accrued carry balance for MRE as of March 31, 2026.
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
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including cash on hand, annual cash flows, accumulated earnings, cash we receive from our notes offerings, and funds from our senior revolving credit facility, which had $1.0 billion of available capacity as of March 31, 2026. Although we may consider other financings to invest in growing our business, such as the $800.0 million senior note offering in 2025, we believe these sources will be sufficient to fund our capital needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings, and amounts available for borrowing from our senior revolving credit facility or other financings.
Cash and cash equivalents. Cash and cash equivalents were approximately $1.7 billion at March 31, 2026. However, a portion of this cash is allocated for specific business purposes, including, but not limited to: (i) performance allocations and incentive fee related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation and amounts owed to non-controlling interests, (ii) proceeds received from realized investments that are allocable to non-controlling interests, and (iii) regulatory capital.

Corporate Treasury Investments. These investments represent investments in U.S. Treasury and government agency obligations, commercial paper, certificates of deposit, other investment grade securities and other investments with original maturities of greater than three months when purchased.
After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash, cash equivalents, and corporate treasury investments (if any), was approximately $1.0 billion as of March 31, 2026. This remaining amount will be used towards our primary liquidity needs, as outlined in the next section. This amount does not take into consideration ordinary course of business payables and reserves for specific business purposes.
Senior Revolving Credit Facility. The capacity under the amended and restated revolving credit facility is $1.0 billion, which was amended in May 2025 to extend the maturity date from April 29, 2027 to May 29, 2030. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the amended and restated revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (4.76% at March 31, 2026). As of March 31, 2026, there were no amounts outstanding under the senior revolving credit facility.
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
The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. As of March 31, 2026, there was no borrowing outstanding under the Global Credit Revolving Credit Facility.
CLO Borrowings. For certain of our CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions or other financing arrangements.
The Company’s CLO borrowings outstanding were $353.5 million at March 31, 2026. The CLO borrowings are secured by the
Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO and generally do not have recourse to any other Carlyle entity. As of March 31, 2026, $335.2 million of these borrowings are secured by investments attributable to The Carlyle Group Inc. See Note 5, Borrowings, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our CLO borrowings.
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

Our accrued performance allocations by segment as of March 31, 2026, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations(1)	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$4,324.3	$(76.5)	$4,247.8
Global Credit	740.2	(25.5)	714.7
Carlyle AlpInvest	1,800.9	—	1,800.9
Total	$6,865.4	$(102.0)	$6,763.4
Plus: Accrued performance allocations from NGP Carry Funds(2)			368.0
Less: Accrued performance allocation-related compensation			(4,614.8)
Plus: Receivable for giveback obligations from current and former employees			34.6
Less: Deferred taxes on certain foreign accrued performance allocations			(14.9)
Less/Plus: Net accrued performance allocations/giveback obligations attributable to non-controlling interests in consolidated entities			6.3
Plus: Net accrued performance allocations attributable to Consolidated Funds, eliminated in consolidation			20.8
Net accrued performance revenues before timing differences			2,563.4
Less/Plus: Timing differences between the period when accrued performance allocations/giveback obligations are realized and the period they are collected/distributed			24.4
Net accrued performance revenues attributable to The Carlyle Group Inc.			$2,587.8
(1)Accrued incentive fees are excluded from net accrued performance revenues.
(2)Accrued performance allocations from NGP funds are presented as principal equity method investments in the condensed consolidated balance sheets.
The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of March 31, 2026, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)				Net Accrued Performance Revenues
	Quarter-to-Date		Last Twelve Months
	Q1 2025	Q1 2026	Q1 2025	Q1 2026
Overall Carry Fund Appreciation/(Depreciation)	2%	1%	8%	7%
Global Private Equity:	2%	—%	8%	6%	$1,673.3
Corporate Private Equity	2%	(2)%	9%	3%	1,231.8
Real Estate	1%	1%	5%	3%	50.4
Infrastructure & Natural Resources	3%	9%	9%	25%	391.1
Global Credit Carry Funds	4%	4%	14%	15%	271.6
Carlyle AlpInvest Carry Funds	1%	—%	5%	5%	642.9
Net Accrued Performance Revenues					$2,587.8
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
dividends or distributions. Certain of the investments attributable to The Carlyle Group Inc. (excluding certain general partner interests, certain strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity.

Investments as of March 31, 2026 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,947.5	$652.4	$3,599.9
Less: Amounts attributable to non-controlling interests in consolidated entities	(374.6)	—	(374.6)
Plus: Investments in Consolidated Funds, eliminated in consolidation	963.8	—	963.8
Less: Strategic equity method investments in NGP Management	—	(238.7)	(238.7)
Less: Investment in NGP general partners - accrued performance allocations	—	(368.0)	(368.0)
Total investments attributable to The Carlyle Group Inc.	$3,536.7	$45.7	$3,582.4
(1)Represents our total investment in NGP. See Note 4, Investments, to our condensed consolidated financial statements.
Our investments as of March 31, 2026 can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity(1)	$1,251.7
Global Credit(2)	1,317.1
Carlyle AlpInvest	424.0
Total investments in Carlyle Funds, excluding CLOs	2,992.8
Investments in CLOs	443.2
Other investments	146.4
Total investments attributable to The Carlyle Group Inc.	3,582.4
CLO borrowings collateralized by investments attributable to The Carlyle Group Inc.(3)	(335.2)
Total investments attributable to The Carlyle Group Inc., net of CLO borrowings	$3,247.2
(1)Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations.This balance also includes amounts bridged by us on behalf of investment funds for which we have entered into warehouse agreements. Under such warehouse agreements, we may elect to transfer investments for a price that differs from fair value.
(2)Includes the Company’s indirect investment in Fortitude through Carlyle FRL, a Carlyle-affiliated investment fund, as discussed in
Note 4, Investments, to the condensed consolidated financial statements. This investment had a carrying value of $729.2 million as of March 31, 2026.
(3)Of the $353.5 million in total CLO borrowings as of March 31, 2026 and as disclosed in Note 5, Borrowings, to the condensed consolidated financial statements, $335.2 million are collateralized by investments attributable to The Carlyle Group Inc. The remaining $18.3 million in total CLO borrowings are collateralized by investments attributable to non-controlling interests.
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
With respect to dividend year 2026, the Board of Directors has declared a dividend to common stockholders totaling
$126.0 million, or $0.35 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2026
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2026	$0.35	$126.0	May 18, 2026	May 28, 2026
Total	$0.35	$126.0
With respect to dividend year 2025, the Board of Directors declared cumulative dividends to common stockholders totaling $505.1 million, or $1.40 per share, consisting of the following:

Common Stock Dividends - Dividend Year 2025
Quarter	Dividend per Common Share	Dividend to Common Stockholders	Record Date	Payment Date
(Dollars in millions, except per share data)
Q1 2025	$0.35	$126.3	May 19, 2025	May 27, 2025
Q2 2025	0.35	126.5	August 18, 2025	August 28, 2025
Q3 2025	0.35	125.9	November 10, 2025	November 19, 2025
Q4 2025	0.35	126.4	February 16, 2026	February 20, 2026
Total	$1.40	$505.1
Fund Commitments. Generally, up to 3% of all capital commitments to our investment funds are made by Carlyle, our senior Carlyle professionals, advisors, and other professionals. Carlyle will generally commit up to 1% of capital commitments related to our carry funds, although we may elect to invest additional amounts in funds focused on new investment areas. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our evergreen funds and our
CLO vehicles. Our investments in our European CLO vehicles will comply with the risk retention rules as discussed in “Risk
Retention Rules” later in this section.
A substantial majority of the remaining commitments to our investment funds are expected to be funded by senior Carlyle professionals, operating executives, and other professionals through our internal co-investment program. Of the $3.9 billion of unfunded commitments as of March 31, 2026, approximately $3.1 billion is subscribed individually by senior Carlyle professionals, operating executives, and other professionals, with the balance funded directly by the Company. Approximately
72% of the $3.9 billion of unfunded commitments relate to investment funds in our Global Private Equity segment.
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of March 31, 2026, there were no material commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital
Markets platform.
Repurchase Program. During the three months ended March 31, 2026, we paid an aggregate of $65.0 million to repurchase and retire approximately 1.3 million shares of common stock. In addition, during the three months ended March 31,
2026, we paid an aggregate of $139.8 million and retired 2.5 million shares of common stock to settle tax withholding obligations in connection with net share settlements of equity-based awards, for a total of $204.8 million for approximately 3.8 million shares repurchased or withheld this year. Our Board of Directors reset the total repurchase authorization to $2.0 billion in shares of our common stock, effective as of February 26, 2026. As of March 31, 2026, $1.9 billion of repurchase capacity remained under the share repurchase program, which reflects the cost of common shares repurchased. For further information on our repurchase program, see Note 12, Equity, to the condensed consolidated financial statements included in this Quarterly
Report on Form 10-Q.
Cash Flows
The following tables summarize our condensed consolidated statements of cash flows by activities attributable to the
Company and the Consolidated Funds.

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by the Company’s operating activities	$34.9	$164.2
Net cash used in the Consolidated Funds’ operating activities, after eliminations	(1,277.3)	(516.3)
Net cash used in operating activities	(1,242.4)	(352.1)
Net cash used in investing activities	(28.1)	(16.7)
Net cash used in the Company’s financing activities	(292.3)	(219.3)
Net cash provided by the Consolidated Funds’ financing activities, after eliminations	1,280.6	515.9
Net cash provided by financing activities	988.3	296.6
Effect of foreign exchange rate changes	(8.7)	5.0
Net change in cash, cash equivalents and restricted cash	$(290.9)	$(67.2)
The condensed consolidated statements of cash flows include the cash flows of our Consolidated Funds, which include certain consolidated investment funds and the CLOs. Generally, the consolidation of the Consolidated Funds has a gross-up effect on our assets, liabilities and cash flows activities. The primary cash flow activities of the Consolidated Funds generally include (i) purchases of investments, (ii) proceeds from sales of investments, and (iii) net borrowings of the Consolidated
Funds. Contributions from and distributions to the non-controlling interest holders on the condensed consolidated statements of cash flows primarily relate to non-controlling interest holders in the Consolidated Funds. The impact that the Consolidated
Funds had on cash flows attributable to the Company for the periods presented were limited to our interest in these funds, which is included in the discussion below. Thus we excluded the Consolidated Funds from the discussion below.
Net cash used in operating activities. Net cash used in operating activities primarily consists of: (i) net cash generated from operating activities, which include the receipt of management fees, realized performance allocations and incentive fees after payments for compensation and general, administrative and other expenses, and (ii) our net investment activity, which include purchases of and proceeds from our investment activities.
For the three months ended March 31, 2026 and 2025, we received management fees and realized performance allocations, principal investment income, and incentive fees of $1.0 billion and $1.2 billion, respectively, partially offset by payments for compensation, interest, and general, administrative and other expenses of $0.9 billion and $1.0 billion, respectively, which included payment of 2025 and 2024 year-end bonuses paid in January 2026 and 2025, respectively.

For the three months ended March 31, 2026 and 2025, net cash provided by (used in) our investment activities were $30.1 million and $(135.8) million, respectively, which primarily represented proceeds related to distributions of our investments offset by cash used to fund commitments and investments in our portfolio. As of March 31, 2026 and March 31, 2025, our investments in our funds totaled $3.2 billion and $3.0 billion, respectively. We expect our commitments to and investments in our funds will continue to increase with the growth of our assets under management and our investments in new products.
Net cash used in investing activities. For the three months ended March 31, 2026 and 2025, cash used in investing activities primarily reflected capital expenditures related to information technology, leasehold improvements, and other fixed assets of $28.1 million and $16.7 million, respectively.
Net cash provided by financing activities. For the three months ended March 31, 2026 and 2025, we paid dividends to our common stockholders of $126.4 million and $126.4 million, respectively. For the three months ended March 31, 2026 and
2025, we paid $204.8 million and $176.5 million, respectively, to repurchase and retire 3.8 million and 3.3 million shares, respectively, which included shares retired in connection with the net share settlement of equity-based awards.
Our Balance Sheet
Total assets were $29.8 billion at March 31, 2026, an increase of $0.7 billion compared to December 31, 2025. The increase in total assets was primarily attributable to an increase in Investments in Consolidated Funds of $1.8 billion, partially offset by a decrease in Investments, including Performance allocations of $0.7 billion, a decrease in Cash and cash equivalents of $0.3 billion, and a decrease in Cash and cash equivalents held at Consolidated Funds of $0.2 billion. The decrease in
Investments, including Performance allocations was primarily driven by reversals in Performance allocations in CP VII attributable to declines in market prices of certain public investments and the impact of preferred return, partially offset by appreciation in our international energy funds and CJP IV. Refer to “—Cash Flows” in Part I, Item 2 of this Quarterly Report on Form 10-Q for details on the decrease in Cash and cash equivalents.
Total liabilities were $22.5 billion at March 31, 2026, an increase of $0.4 billion from December 31, 2025. The increase in liabilities was primarily attributable to an increase in Loans payable of Consolidated Funds of $0.7 billion, an increase in
Other liabilities of Consolidated Funds of $0.5 billion, and an increase in Deferred revenue of $0.2 billion, partially offset by a decrease in Accrued compensation and benefits of $0.9 billion. The increase in Loans payable of Consolidated Funds was driven by the consolidation of new CLOs in 2026. The increase in Deferred revenue was driven by the receipt of management fees not yet recognized as revenue. The decrease in Accrued compensation and benefits was primarily attributable to a decrease in Accrued performance allocations, on which Accrued performance allocations and incentive fee related compensation is based, as well as the payment of previously realized performance allocations and incentive fee related compensation and year-
end bonuses.
The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to meet our liquidity requirements and similarly the liabilities of the
Consolidated Funds are non-recourse to us. The number of funds that we consolidate fluctuates period to period. In general, the number of funds we are required to consolidate has been increasing as a result of our investment in new products and our indirect interest in funds through our indirect investment in Fortitude.
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 16, Supplemental Financial
Information, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At March 31,
2026, our total assets without the effect of the Consolidated Funds were $15.4 billion, including cash and cash equivalents of
$1.7 billion and Investments, including accrued performance allocations, of $11.4 billion.
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
For further information regarding our off-balance sheet arrangements, see Note 2, Summary of Significant Accounting
Policies, and Note 7, Commitments and Contingencies, to the condensed consolidated financial statements included in this
Quarterly Report on Form 10-Q. Other than what we have disclosed in this Quarterly Report on Form 10-Q, we do not have any other off-balance sheet arrangements that would require us to fund losses or guarantee target returns to investors in any of our other investment funds.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2026 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Apr. 1, 2026 to Dec. 31, 2026	2027-2028	2029-2030	Thereafter	Total
	(Dollars in millions)
Debt obligations(1)	$61.0	$85.9	$473.6	$2,413.2	$3,033.7
Interest payable(2)	112.7	292.9	264.3	1,666.0	2,335.9
Other consideration(3)	18.3	6.7	—	—	25.0
Operating lease obligations(4)	59.4	184.4	183.1	378.3	805.2
Capital commitments to Carlyle funds(5)	3,934.6	—	—	—	3,934.6
Tax receivable agreement payments(6)	—	8.0	15.0	41.1	64.1
Loans payable of Consolidated Funds(7)	327.9	871.5	870.3	13,093.7	15,163.4
Unfunded commitments of the CLOs(8)	18.6	—	—	—	18.6
Consolidated contractual obligations	4,532.5	1,449.4	1,806.3	17,592.3	25,380.5
Loans payable of Consolidated Funds(7)	(327.9)	(871.5)	(870.3)	(13,093.7)	(15,163.4)
Capital commitments to Carlyle funds(5)	(3,105.9)	—	—	—	(3,105.9)
Unfunded commitments of the CLOs(8)	(18.6)	—	—	—	(18.6)
Carlyle Operating Entities contractual obligations	$1,080.1	$577.9	$936.0	$4,498.6	$7,092.6
(1)The table above assumes that no prepayments are made on the senior and subordinated notes and that the outstanding balances, if any, on the senior credit facility and Global Credit Revolving Credit Facility are repaid on the maturity dates of credit facilities. The CLO term loans are included in the table above based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved. See Note 5, Borrowings, to the condensed consolidated financial statements for the various maturity dates of our borrowings.
(2)The interest rates on the debt obligations as of March 31, 2026 consist of: 3.500% on $425.0 million of senior notes, 5.050% on $800.0 million of senior notes, 5.650% on $350.0 million of senior notes, 5.625% on $600.0 million of senior notes, 4.625% on $500.0 million of subordinated notes, and for our CLO term loans, the weighted average interest rate was 4.57%. Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
(3)These obligations represent our estimate of amounts to be paid on the contingent cash obligations associated with our acquisition of Abingworth. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the
Company and its subsidiaries, and do not bear interest.
(4)We lease office space in various countries around the world, including our largest offices in Washington, D.C., New York City, London, Amsterdam,
and Hong Kong, which have non-cancelable lease agreements expiring in various years through 2037. The amounts in this table represent the minimum lease payments required over the term of the lease.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of March 31, 2026, at spreads to market rates pursuant to the debt agreements, and range from 1.65% to 10.91%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Abingworth, which are accounted for as compensation expense, and are accrued over the service period. If earned, payments are made in the quarter following the performance year to which the payments relate. The contingent cash obligations relate to future incentive payments of up to
$130.0 million that are payable upon the achievement of certain performance targets during 2025 through 2028, which is the maximum amount that could be paid as of March 31, 2026. Through March 31, 2026, we paid $4.3 million related to these contingent obligations.
Risk Retention Rules
We will continue to comply with the risk retention rules governing CLOs issued in Europe for which we are a sponsor, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals and/or third-
party financing.
Guarantees
See Note 7, Commitments and Contingencies, to the condensed consolidated financial statements included in this
Quarterly Report on Form 10-Q for information related to all of our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated financial statements as of
March 31, 2026. See Note 7, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to indemnifications.
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
When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. See Note 7, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to our contingent obligations
(giveback).
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 7, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Carlyle Common Stock
A rollforward of our common stock outstanding is as follows:

Three Months Ended March 31,
2026
Common stock outstanding, beginning of period	357,374,023
Shares issued	3,797,044
Shares repurchased/retired	(1,331,853)
Common stock outstanding, end of period	359,839,214

Shares of The Carlyle Group Inc. common stock issued during the three months ended March 31, 2026 relate to the vesting of the Company’s restricted stock units. Shares of The Carlyle Group Inc. common stock repurchased during the three months ended March 31, 2026 relate to shares repurchased and subsequently retired as part of our share repurchase program.
Shares of The Carlyle Group Inc. common stock issued and repurchased/retired during the three months ended March 31, 2026 exclude shares retired as part of the net share settlement of equity-based awards.
The total shares as of March 31, 2026 as shown above exclude approximately 0.2 million net common shares, representing the vesting of restricted stock units subsequent to March 31, 2026 that will participate in the common shareholder dividend that will be paid on May 28, 2026.
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
There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on
Form 10-K for the year ended December 31, 2025.
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
There was no material change in our market risks during the three months ended March 31, 2026. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)
under the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found under “Legal Matters” in Note 7, Commitments and
Contingencies, of the notes to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, and such information is incorporated by reference into this Item 1.
Item 1A.  Risk Factors
For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in our Annual
Report on Form 10-K for the year ended December 31, 2025.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended March 31, 2026 for the periods indicated. During the three months ended March 31, 2026, 1.3 million shares were repurchased. In addition, 2.5 million shares were retired in connection with the net share settlement of equity-based awards, which are not included in the table below.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (3)
	(Dollars in millions, except share and per share data)
January 1, 2026 to January 31, 2026 (1)	—	$—	—	$604.3
February 1, 2026 to February 28, 2026 (1)	—	$—	—	$2,000.0
March 1, 2026 to March 31, 2026 (1)(2)	1,331,853	$48.80	1,331,853	$1,935.0
Total	1,331,853		1,331,853
(1)The Board of Directors reset the total repurchase authorization of our previously approved share repurchase program to $2.0 billion in shares of our common stock, effective as of February 26, 2026. Under the share repurchase program, shares of our common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to the repurchase of common stock, the repurchase program is used for the payment of tax withholding amounts upon net share settlement of equity-based awards granted pursuant to our Equity Incentive Plan or otherwise based on the value of shares withheld that would have otherwise been issued to the award holder. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
(2)Reflects shares purchased in open market and brokered transactions, which were subsequently retired.
(3)There were no net share settlements of equity-based awards under the current repurchase authorization, which became effective on
February 26, 2026.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to
Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2023).

3.2	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.1*+	Form of Global Restricted Stock Unit Agreement for Time-Based Awards.

10.2*+	Form of Global Restricted Stock Unit Agreement for Bonus Deferral Awards.

22*	Senior and Subordinated Notes, Issuers, and Guarantors.

31.1*	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1**	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group Inc.

Date: May 8, 2026	By:	/s/ Justin V. Plouffe
	Name:	Justin V. Plouffe
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)