Form 10-Q
period 2026-06-30
Carlyle Group Inc.
filed 2026-08-10
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2026
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
As of August 4, 2026, there were 356,332,798 shares of common stock of the registrant outstanding.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Global Investment Offerings.”
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$1,256.5	$1,970.2
Cash and cash equivalents held at Consolidated Funds	784.1	1,235.1
Investments, including accrued performance allocations of $6,608.2 and $7,620.3 as of June 30, 2026 and December 31, 2025, respectively	10,231.6	11,152.7
Investments of Consolidated Funds	13,320.3	12,519.8
Due from affiliates and other receivables, net	1,181.2	834.8
Due from affiliates and other receivables of Consolidated Funds, net	290.3	206.4
Fixed assets, net	248.3	224.9
Lease right-of-use assets, net	320.4	331.9
Deposits and other	91.8	100.9
Intangible assets, net	440.9	507.1
Deferred tax assets	30.2	32.2
Total assets	$28,195.6	$29,116.0
Liabilities and equity
Debt obligations	$2,998.8	$2,997.0
Loans payable of Consolidated Funds	10,804.4	10,426.0
Accounts payable, accrued expenses and other liabilities	591.8	543.7
Accrued compensation and benefits	5,007.6	5,849.4
Due to affiliates	243.0	203.9
Deferred revenue	135.5	129.2
Deferred tax liabilities	16.0	106.3
Other liabilities of Consolidated Funds	642.8	1,260.4
Lease liabilities	450.5	470.2
Accrued giveback obligations	92.4	72.8
Total liabilities	20,982.8	22,058.9
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (353,389,038 and 357,374,023 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	3.5	3.6
Additional paid-in-capital	4,557.4	4,285.8
Retained earnings	873.8	1,642.3
Accumulated other comprehensive loss	(192.6)	(170.2)
Non-controlling interests in consolidated entities	1,970.7	1,295.6
Total equity	7,212.8	7,057.1
Total liabilities and equity	$28,195.6	$29,116.0
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Fund management fees	$657.0	$620.4	$1,241.0	$1,206.5
Incentive fees	98.9	40.5	150.6	83.7
Investment income (loss)
Performance allocations	44.7	638.8	(636.4)	861.7
Principal investment income (loss)	69.2	55.2	133.6	(7.9)
Total investment income (loss)	113.9	694.0	(502.8)	853.8
Interest and other income	61.2	55.0	116.5	105.6
Interest and other income of Consolidated Funds	192.5	163.0	372.2	296.4
Total revenues	1,123.5	1,572.9	1,377.5	2,546.0
Expenses
Compensation and benefits
Cash-based compensation and benefits	261.9	238.4	489.0	456.8
Equity-based compensation	116.0	92.9	235.8	196.4
Performance allocations and incentive fee related compensation	93.6	443.6	(274.3)	615.0
Total compensation and benefits	471.5	774.9	450.5	1,268.2
General, administrative and other expenses	202.9	205.5	387.5	379.1
Interest	38.2	28.0	76.8	55.8
Interest and other expenses of Consolidated Funds	163.3	170.8	329.7	284.3
Other non-operating income	—	(0.1)	—	(0.1)
Total expenses	875.9	1,179.1	1,244.5	1,987.3
Other income (loss)
Net investment income (loss) of Consolidated Funds	26.2	46.8	(38.2)	52.9
Income before provision for income taxes	273.8	440.6	94.8	611.6
Provision for income taxes	49.0	112.5	11.9	124.9
Net income	224.8	328.1	82.9	486.7
Net income attributable to non-controlling interests in consolidated entities	87.7	8.4	78.0	37.0
Net income attributable to The Carlyle Group Inc.	$137.1	$319.7	$4.9	$449.7
Net income attributable to The Carlyle Group Inc. per common share (see Note 11)
Basic	$0.38	$0.89	$0.01	$1.25
Diluted	$0.37	$0.87	$0.01	$1.23
Weighted-average common shares
Basic	357,772,352	360,359,241	358,478,614	359,914,229
Diluted	367,301,542	366,967,197	368,081,014	366,654,517
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$224.8	$328.1	$82.9	$486.7
Other comprehensive income (loss)
Foreign currency translation adjustments	(13.8)	105.5	(32.8)	152.5
Defined benefit plans
Unrealized income (loss) for the period	1.1	0.5	0.3	(0.6)
Reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	(0.1)	—	(0.2)	(0.1)
Other comprehensive income (loss)	(12.8)	106.0	(32.7)	151.8
Comprehensive income	212.0	434.1	50.2	638.5
Comprehensive income attributable to non-controlling interests in consolidated entities	86.3	15.2	67.7	48.5
Comprehensive income (loss) attributable to The Carlyle Group Inc.	$125.7	$418.9	$(17.5)	$590.0
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at March 31, 2026	359.8	$3.6	$4,408.4	$1,172.7	$(181.2)	$1,971.1	$7,374.6
Shares repurchased	(6.6)	(0.1)	—	(299.9)	—	—	(300.0)
Net shares issued for equity-based awards	0.2	—	—	(4.1)	—	—	(4.1)
Equity-based compensation	—	—	112.9	—	—	—	112.9
Dividend-equivalent rights on certain equity- based awards	—	—	6.3	(6.3)	—	—	—
Initial consolidation of Consolidated Entities	—	—	—	—	—	222.0	222.0
Contributions	—	—	—	—	—	337.7	337.7
Dividends and distributions	—	—	—	(125.7)	—	(71.3)	(197.0)
Net income	—	—	—	137.1	—	87.7	224.8
Transfer of interests	—	—	29.8	—	—	(29.8)	—
Deconsolidation of Consolidated Entities	—	—	—	—	—	(545.3)	(545.3)
Currency translation adjustments	—	—	—	—	(12.4)	(1.4)	(13.8)
Defined benefit plans, net	—	—	—	—	1.0	—	1.0
Balance at June 30, 2026	353.4	$3.5	$4,557.4	$873.8	$(192.6)	$1,970.7	$7,212.8

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2025	357.4	$3.6	$4,285.8	$1,642.3	$(170.2)	$1,295.6	$7,057.1
Shares repurchased	(7.9)	(0.1)	—	(364.9)	—	—	(365.0)
Net shares issued for equity-based awards	3.9	—	—	(143.9)	—	—	(143.9)
Equity-based compensation	—	—	229.3	—	—	—	229.3
Dividend-equivalent rights on certain equity- based awards	—	—	12.5	(12.5)	—	—	—
Initial consolidation of Consolidated Entities	—	—	—	—	—	544.1	544.1
Contributions	—	—	—	—	—	799.5	799.5
Dividends and distributions	—	—	—	(252.1)	—	(161.1)	(413.2)
Net loss	—	—	—	4.9	—	78.0	82.9
Transfer of interests	—	—	29.8	—	—	(29.8)	—
Deconsolidation of Consolidated Entities	—	—	—	—	—	(545.3)	(545.3)
Currency translation adjustments	—	—	—	—	(22.5)	(10.3)	(32.8)
Defined benefit plans, net	—	—	—	—	0.1	—	0.1
Balance at June 30, 2026	353.4	$3.5	$4,557.4	$873.8	$(192.6)	$1,970.7	$7,212.8

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at March 31, 2025	360.9	$3.6	$3,997.7	$1,864.8	$(288.7)	$807.8	$6,385.2
Shares repurchased	(2.2)	—	—	(100.0)	—	—	(100.0)
Net shares issued for equity-based awards	0.3	—	—	(3.6)	—	—	(3.6)
Equity-based compensation	—	—	94.1	—	—	—	94.1
Dividend-equivalent rights on certain equity- based awards	—	—	4.6	(4.6)	—	—	—
Contributions	—	—	—	—	—	68.3	68.3
Dividends and distributions	—	—	—	(126.3)	—	(34.2)	(160.5)
Net income	—	—	—	319.7	—	8.4	328.1
Currency translation adjustments	—	—	—	—	98.7	6.8	105.5
Defined benefit plans, net	—	—	—	—	0.5	—	0.5
Balance at June 30, 2025	359.0	$3.6	$4,096.4	$1,950.0	$(189.5)	$857.1	$6,717.6

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2024	357.2	$3.6	$3,892.3	$2,040.8	$(329.8)	$740.7	$6,347.6
Shares repurchased	(2.7)	—	—	(125.0)	—	—	(125.0)
Net shares issued for equity-based awards	4.5	—	—	(155.1)	—	—	(155.1)
Equity-based compensation	—	—	196.4	—	—	—	196.4
Dividend-equivalent rights on certain equity- based awards	—	—	7.7	(7.7)	—	—	—
Initial consolidation of a Consolidated Entity	—	—	—	—	—	35.0	35.0
Contributions	—	—	—	—	—	231.3	231.3
Dividends and distributions	—	—	—	(252.7)	—	(198.4)	(451.1)
Net income	—	—	—	449.7	—	37.0	486.7
Currency translation adjustments	—	—	—	—	141.0	11.5	152.5
Defined benefit plans, net	—	—	—	—	(0.7)	—	(0.7)
Balance at June 30, 2025	359.0	$3.6	$4,096.4	$1,950.0	$(189.5)	$857.1	$6,717.6
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$82.9	$486.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	101.8	94.6
Equity-based compensation	235.8	196.4
Non-cash performance allocations and incentive fees, net	338.9	(250.6)
Non-cash principal investment (income) loss	(121.5)	32.6
Other non-cash amounts	(6.4)	36.8
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	102.0	(11.6)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(63.8)	(41.3)
Purchases of investments by Consolidated Funds	(6,140.0)	(4,033.2)
Proceeds from sales and settlements of investments by Consolidated Funds	4,398.1	2,311.1
Non-cash interest income, net	(9.5)	(8.7)
Change in cash and cash equivalents held at Consolidated Funds	658.4	405.4
Change in other receivables held at Consolidated Funds	(81.1)	10.5
Change in other liabilities held at Consolidated Funds	(461.0)	(14.0)
Purchases of investments	(283.6)	(144.3)
Proceeds from the sale of investments	321.1	469.6
Payments of contingent consideration	—	(1.0)
Change in deferred taxes, net	(72.4)	(16.5)
Change in due from affiliates and other receivables	(65.4)	(16.3)
Change in deposits and other	7.5	(24.9)
Change in accounts payable, accrued expenses and other liabilities	55.1	39.1
Change in accrued compensation and benefits	(243.1)	(116.2)
Change in due to affiliates	3.9	23.6
Change in lease right-of-use assets and lease liabilities	(7.9)	(6.3)
Change in deferred revenue	7.3	57.6
Net cash used in operating activities	(1,242.9)	(520.9)
Cash flows from investing activities
Purchases of fixed assets, net	(60.1)	(34.2)
Net cash used in investing activities	(60.1)	(34.2)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities
Payments on CLO borrowings	(37.6)	(40.1)
Proceeds from CLO borrowings, net of financing costs	47.8	15.1
Net borrowings on loans payable of Consolidated Funds	949.6	1,055.1
Dividends to common stockholders	(252.1)	(252.7)
Contributions from non-controlling interest holders	799.5	231.3
Distributions to non-controlling interest holders	(161.1)	(198.4)
Common shares repurchased and net share settlement of equity-based awards	(508.9)	(280.1)
Change in due to/from affiliates financing activities	(208.7)	(3.4)
Net cash provided by financing activities	628.5	526.8
Effect of foreign exchange rate changes	(41.1)	38.7
Increase (decrease) in cash, cash equivalents and restricted cash	(715.6)	10.4
Cash, cash equivalents and restricted cash, beginning of period	1,973.6	1,266.5
Cash, cash equivalents and restricted cash, end of period	$1,258.0	$1,276.9
Supplemental non-cash disclosures
Initial consolidation of Consolidated Funds	$750.2	$55.0
Net asset impact of deconsolidation of Consolidated Funds	$(731.8)	$(26.6)

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,256.5	$1,275.8
Restricted cash	1.5	1.1
Total cash, cash equivalents and restricted cash, end of period	$1,258.0	$1,276.9
Cash and cash equivalents held at Consolidated Funds	$784.1	$463.1
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
As of June 30, 2026, assets and liabilities of the consolidated VIEs reflected in the condensed consolidated balance sheets were $14.4 billion and $11.5 billion, respectively. As of December 31, 2025, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $14.0 billion and $11.7 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs (primarily because of a retained interest that is significant to the CLO), those management fees and contingent incentive fees have been eliminated as intercompany transactions. As of June 30, 2026, the Company held $477.4 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include certain investment funds in the Global Private Equity segment that are accounted for as consolidated VIEs due to the
Company providing financing to bridge investment purchases. As of June 30, 2026, the Company held $1.1 billion of notes receivable and investments related to these investment funds which represents its maximum risk of loss. The Company’s
Consolidated Funds also include certain funds in the Global Credit and Carlyle AlpInvest segments that are accounted for as consolidated VIEs due to the Company having either a significant direct interest in these funds or significant indirect interest via the Company’s investment in Fortitude (see Note 4, Investments).
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

	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Investments	$714.7	$776.5
Accrued performance allocations	768.5	756.0
Management fee receivables	65.3	57.2
Total	$1,548.5	$1,589.7
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Transaction and advisory fees allocable to funds that do not pay fund management fees do not have a rebate offset. The
Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global
Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of
$108.5 million and $45.8 million for the three months ended June 30, 2026 and 2025, respectively, and $157.8 million and
$122.5 million for the six months ended June 30, 2026 and 2025, respectively, net of rebate offsets as defined in the respective fund limited partnership agreements.
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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return, and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. As of June 30, 2026 and December 31, 2025, the
Company accrued $92.4 million and $72.8 million, respectively, for giveback obligations.
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
Interest Income
Interest income is recognized when earned. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Interest income earned by the Company is included in interest and other income in the accompanying condensed consolidated statements of operations. Interest income of the Consolidated Funds was $178.0 million and $142.5 million for the three months ended June 30, 2026 and 2025, respectively, and $339.8 million and $265.5 million for the six months ended June 30, 2026 and 2025, respectively, and is included in interest and other income of Consolidated Funds in the accompanying condensed consolidated statements of operations.
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
Performance Allocations and Incentive Fee Related Compensation – A portion of the performance allocations and incentive fees and certain other interests earned is due to employees and advisors of the Company. These amounts are accounted for as profit sharing interests in compensation expense in a systematic and rational manner in conjunction with the recognition of the related performance allocations and incentive fee revenue and, until paid, are recognized as a component of the accrued compensation and benefits liability. The liability is measured assuming the hypothetical liquidation of the associated funds’ underlying investments as of the measurement date. Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As any vesting requirement is accelerated upon realization, the service period is not considered substantive when recording the liability based on the hypothetical liquidation value. As of June 30, 2026 and December 31, 2025, the Company recorded a liability of $4.5 billion and
$5.1 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.
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
Restricted Cash
Restricted cash primarily represents cash held by the Company’s foreign subsidiaries due to certain government regulatory capital requirements as well as certain amounts held on behalf of Carlyle funds. As of June 30, 2026 and
December 31, 2025, the Company held restricted cash of $1.5 million and $3.4 million, respectively, which are included in
Deposits and other in the condensed consolidated balance sheets.
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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase
(“Repurchase Agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under Repurchase Agreements on terms that permit the counterparties to repledge or resell the securities to others. As of June 30, 2026, $346.1 million of securities were transferred to counterparties under Repurchase Agreements and are included within investments in the condensed consolidated balance sheets. Cash received under Repurchase Agreements is recognized as a liability within debt obligations in the condensed consolidated balance sheets. See Note 5, Borrowings, for additional information.
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
In 2026, the Company entered into an operating lease agreement for office space in New York City, which has a term of
10 years and is expected to commence during 2028. The total contractual minimum lease payment over the term of the lease is approximately $255 million. The related ROU asset and operating lease liability will be recorded on the lease commencement date and are not reflected on the Company’s condensed consolidated balance sheets as of June 30, 2026.
Intangible Assets and Goodwill
The Company’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to eight years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was
$32.8 million for both the three months ended June 30, 2026 and 2025, and $65.6 million and $65.4 million for the six months ended June 30, 2026 and 2025, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the
U.S. dollar. Any corresponding currency translation is recorded in accumulated other comprehensive income (loss).
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of
October 1 and between annual tests when events and circumstances indicate that impairment may have occurred.
The Company recorded no impairment losses of intangible assets or goodwill during the three and six months ended June
30, 2026 and 2025.
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. Deferred revenue also includes transaction and portfolio advisory fees received by the Company that are required to offset fund management fees pursuant to the related fund agreements.
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) comprise foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of June 30, 2026 and December 31, 2025 were as follows:

	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Currency translation adjustments	$(195.2)	$(172.7)
Unrealized gains on defined benefit plans	2.6	2.5
Total	$(192.6)	$(170.2)

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are remeasured at period-end rates of exchange, and the condensed consolidated statements of operations are remeasured at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of $(1.1) million and $(20.9) million for the three months ended June 30, 2026 and 2025, respectively, and $2.9 million and $(25.1) million for the six months ended
June 30, 2026 and 2025, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.
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
3. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy levels as disclosed in Note 2, Summary of Significant Accounting Policies, as of June 30, 2026:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds(1):
Equity securities(2)	$68.3	$22.2	$981.8	$1,072.3
Bonds	—	—	720.7	720.7
Loans	—	—	9,502.2	9,502.2
	68.3	22.2	11,204.7	11,295.2
Investments in CLOs and other:
Investments in CLOs	—	—	321.0	321.0
Other investments(3)	83.5	20.2	20.0	123.7
	83.5	20.2	341.0	444.7
Foreign currency forward contracts	—	1.4	—	1.4
Subtotal	$151.8	$43.8	$11,545.7	$11,741.3
Investments measured at net asset value				2,033.3
Total				$13,774.6
Liabilities
Loans payable of Consolidated Funds(4)(5)	$—	$—	$9,837.2	$9,837.2
Foreign currency forward contracts	—	2.3	—	2.3
Total	$—	$2.3	$9,837.2	$9,839.5

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(1)This balance excludes $2.0 billion of Investments of Consolidated Funds that are included in Investments measured at net asset value, which relate to certain consolidated investment fund of funds in the Company’s Carlyle AlpInvest segment.
(2)This balance includes $844.3 million related to investments that have been bridged by a subsidiary of the Company to investment funds and are accounted for as consolidated VIEs as of June 30, 2026. The Company’s subsidiary, which is accounted for as a consolidated VIE, has entered into warehouse agreements with certain funds to transfer certain of these investments at a price agreed upon by the parties, which may differ from fair value.
(3)The Level III balance excludes $98.1 million related to four corporate investments in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to
ASC 321, Investments–Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(4)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interest held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(5)Loans payable of Consolidated Funds balance excludes $925.7 million of senior notes measured at amortized cost and a
$41.5 million revolving credit balance, which relate to certain consolidated investment fund of funds in the Company’s Carlyle
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

	Financial Assets
	Three Months Ended June 30, 2026
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$875.5	$756.2	$10,214.7	$309.9	$91.0	$12,247.3
Initial deconsolidation of funds(1)	(27.3)	(23.4)	(1,157.1)	14.7	—	(1,193.1)
Purchases	296.4	108.6	2,360.0	21.8	12.5	2,799.3
Sales and distributions	(61.6)	(115.4)	(1,649.1)	(23.5)	(84.1)	(1,933.7)
Settlements	—	—	(336.5)	—	—	(336.5)
Realized and unrealized gains (losses), net
Included in earnings	(101.2)	1.3	106.3	(1.3)	0.6	5.7
Included in other comprehensive income	—	(6.6)	(36.1)	(0.6)	—	(43.3)
Balance, end of period	$981.8	$720.7	$9,502.2	$321.0	$20.0	$11,545.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(101.9)	$2.1	$93.5	$2.0	$0.7	$(3.6)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(5.9)	$(35.7)	$(0.6)	$—	$(42.2)

	Financial Assets
	Six Months Ended June 30, 2026
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$1,094.8	$691.2	$9,249.8	$349.0	$94.6	$11,479.4
Initial consolidation/deconsolidation of funds(2)	(27.2)	(5.9)	(795.4)	14.7	—	(813.8)
Purchases	341.9	269.9	5,002.9	22.8	12.5	5,650.0
Sales and distributions	(322.7)	(209.8)	(2,988.8)	(57.7)	(86.9)	(3,665.9)
Settlements	—	—	(775.7)	—	—	(775.7)
Realized and unrealized gains (losses), net
Included in earnings	(105.0)	(8.5)	(99.2)	(2.1)	(0.2)	(215.0)
Included in other comprehensive income	—	(16.2)	(91.4)	(5.7)	—	(113.3)
Balance, end of period	$981.8	$720.7	$9,502.2	$321.0	$20.0	$11,545.7
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(110.9)	$(8.4)	$(67.3)	$(1.9)	$—	$(188.5)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(11.9)	$(79.4)	$(5.9)	$—	$(97.2)
(1)As a result of the deconsolidation of five funds during the three months ended June 30, 2026.
(2)As a result of the initial consolidation of one fund and deconsolidation of five funds during the six months ended June 30, 2026.

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended June 30,
	2026	2025
Balance, beginning of period	$10,156.7	$7,680.3
Initial deconsolidation of funds(1)	(793.8)	(473.9)
Borrowings	2,460.1	1,430.2
Paydowns	(1,152.7)	(599.5)
Sales	(912.9)	(346.7)
Realized and unrealized (gains) losses, net
Included in earnings	120.5	(40.5)
Included in other comprehensive income	(40.7)	273.1
Balance, end of period	$9,837.2	$7,923.0
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$97.7	$(17.3)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(41.7)	$262.5

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Six Months Ended June 30,
	2026	2025
Balance, beginning of period	$9,423.1	$6,809.1
Initial consolidation/deconsolidation of funds(2)	(405.4)	(280.1)
Borrowings	4,107.2	2,212.3
Paydowns	(1,639.6)	(841.6)
Sales	(1,482.3)	(353.2)
Realized and unrealized (gains) losses, net
Included in earnings	(63.7)	(39.3)
Included in other comprehensive income	(102.1)	415.8
Balance, end of period	$9,837.2	$7,923.0
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(30.1)	$(5.0)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(114.1)	$395.8
(1)As a result of the deconsolidation of four funds during the three months ended June 30, 2026, and the deconsolidation of one fund during the three months ended June 30, 2025.
(2)As a result of the initial consolidation of one fund and the deconsolidation of four funds during the six months ended June
30, 2026, and the initial consolidation of one fund and deconsolidation of two funds during the six months ended June 30,
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes quantitative information about the Company’s Level III inputs as of June 30, 2026:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from Increase in Input
(Dollars in millions)	June 30, 2026
Assets
Investments of Consolidated Funds:
Equity securities	$1.7	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 547.56 (527.79)	Higher
	534.5	Discounted Cash Flow	Discount Rates	10% - 19% (10%)	Lower
			Terminal Growth Rate	0% - 11% (3%)	Higher
		Comparable Multiple	EBITDA Multiple	2.8x - 22.8x (13.0x)	Higher
			Revenue Multiple	2.8x - 8.6x (6.1x)	Higher
	211.0	Discounted Cash Flow	Discount Rates	7% - 24% (12%)	Lower
			Constant Prepayment Rate	6% - 16% (8%)	Lower
			Constant Default Rate	0% - 5% (1%)	Lower
			Recovery Rate	20% - 40% (30%)	Higher
	234.6	Other(1)	N/A	N/A	N/A

Bonds	720.7	Consensus Pricing	Indicative Quotes (% of Par)	72 - 101 (96)	Higher
Loans	9,261.4	Consensus Pricing	Indicative Quotes (% of Par)	0 - 102 (97)	Higher
	239.1	Discounted Cash Flow	Discount Rates	8% - 20% (10%)	Lower
			Constant Prepayment Rate	11% - 11% (11%)	Lower
			Constant Default Rate	2% - 4% (2%)	Lower
			Severity	75% - 75% (75%)	Higher
	1.7	Other(1)	N/A	N/A	N/A
11,204.7
Investments in CLOs:
Senior secured notes	280.4	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	81 - 102 (100)	Higher
			Discount Margins (Basis Points)	85 - 1,400 (211)	Lower
			Default Rates	2% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Subordinated notes and preferred shares	40.6	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	1 - 88 (32)	Higher
			Discount Rates	8% - 12% (10%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Other investments:
Aviation subordinated notes	7.5	Discounted Cash Flow	Discount Rates	21% - 21% (21%)	Lower
	12.5	Other(1)	N/A	N/A	N/A
Total	$11,545.7
Liabilities
Loans payable of Consolidat ed Funds:
Senior secured notes	$9,546.8	Other(2)	N/A	N/A	N/A
Subordinated notes and preferred shares	290.4	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	6 - 88 (61)	Higher
			Discount Rates	8% - 15% (11%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher

Total	$9,837.2

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
4. Investments
Investments consist of the following:

	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Accrued performance allocations	$6,608.2	$7,620.3
Principal equity method investments, excluding performance allocations	3,068.8	2,879.5
Principal investments in CLOs	321.0	349.0
Other investments	233.6	303.9
Total	$10,231.6	$11,152.7
Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Global Private Equity	$3,996.8	$5,021.1
Global Credit	793.4	724.6
Carlyle AlpInvest	1,818.0	1,874.6
Total	$6,608.2	$7,620.3
Approximately 12% and 24% of accrued performance allocations at June 30, 2026 and December 31, 2025, respectively, were related to Carlyle Partners VII, L.P., one of the Company’s Global Private Equity funds.
Accrued performance allocations are shown gross of the Company’s accrued performance allocations and incentive fee related compensation (see Note 6, Accrued Compensation and Benefits) and accrued giveback obligations, which are separately presented in the condensed consolidated balance sheets, as well as the portion attributable to non-controlling interests.
The components of the accrued giveback obligations are as follows:

	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Global Private Equity	$(66.9)	$(47.3)
Global Credit	(25.5)	(25.5)
Total	$(92.4)	$(72.8)
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

	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Global Private Equity(1)	$1,481.5	$1,384.4
Global Credit(2)	1,178.9	1,151.9
Carlyle AlpInvest	408.4	343.2
Total	$3,068.8	$2,879.5
(1)The balance includes $679.4 million and $616.0 million as of June 30, 2026 and December 31, 2025, respectively, related to the
Company’s equity method investments in NGP.
(2)The balance includes $732.7 million and $722.4 million as of June 30, 2026 and December 31, 2025, respectively, related to the
Company’s investment in Fortitude.
Investment in Fortitude
Carlyle FRL, L.P. (“Carlyle FRL”), a Carlyle-affiliated investment fund, holds a 38.5% interest in Fortitude Holdings to
FGH Parent, L.P. (“FGH Parent” or “Fortitude”), an insurance and reinsurance company. The Company indirectly owns 10.5%
of Fortitude, and Carlyle FRL and other strategic third-party investors collectively hold a 97.5% interest in Fortitude. As of
June 30, 2026, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude at fair value, was $732.7 million, relative to equity invested of $666.8 million.
The Company has an asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of June 30, 2026, Fortitude, its affiliates and certain Fortitude reinsurance counterparties have committed approximately $26.3 billion of capital to-date to various Carlyle strategies. The Company has a strategic advisory services agreement in place with certain subsidiaries of
Fortitude through Carlyle Insurance Solutions Management L.L.C. (“CISM”), an investment adviser. Under the agreement,
CISM provides Fortitude with certain services, including business development and growth, transaction origination and execution, and capital management services in exchange for a recurring management fee based on Fortitude’s general account assets, which adjusts within an agreed range based on Fortitude’s overall profitability.
Investment in NGP
The Company has equity interests in NGP Management Company, L.L.C. (“NGP Management”), the general partners of certain carry funds advised by NGP, and principal investments in certain NGP funds as described below. These investments are included in the Global Private Equity segment. NGP Management serves as the investment advisor to the NGP Energy Funds.
The Company does not control NGP and accounts for its investments in NGP under the equity method of accounting.
The Company’s investments in NGP as of June 30, 2026 and December 31, 2025 are as follows:

	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Investment in NGP Management	$230.7	$247.4
Investments in NGP general partners - accrued performance allocations	401.2	326.2
Principal investments in NGP funds	47.5	42.4
Total investments in NGP	$679.4	$616.0
See Note 4, Investments, to our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the restructuring of the terms of the Company’s strategic investment in NGP (the “Restructuring”). As a result of the Restructuring, the six months ended June 30, 2025 included a $92.5 million impairment of the Company’s

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
investment in NGP Management and a $38.0 million reduction in accrued performance allocations, which were recorded in
Principal investment income (loss) in the condensed consolidated statements of operations and excluded from Distributable
Earnings, as defined in Note 14, Segment Reporting. The Company amortizes basis differences established in connection with the Restructuring as a reduction to Principal investment income over their estimated useful lives.
Investment in NGP Management. The Company’s equity interests in NGP Management entitle the Company to an allocation of income equal to 55.0% of the management fee related revenues earned by existing funds prior to the Restructuring that held an initial closing after December 31, 2024, and up to 55.0% of management fee related revenues on future NGP funds subsequent to the Restructuring in the aggregate, which are based on a sliding scale, including all management fees being retained by NGP for the years 2025 through 2028 on such future NGP funds. The Company records investment income (loss)
for its equity income allocation from NGP management fee related revenues and also records its share of any allocated expenses from NGP Management, expenses associated with the compensatory elements of the investment, and any impairment charges.
The net investment income (loss) recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 related to its investment in NGP Management were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Management fee related revenues from NGP Management	$14.5	$15.4	$28.6	$31.5
Expenses related to the investment in NGP Management	(2.7)	(3.6)	(5.6)	(7.2)
Amortization of basis differences and impairment of investment in NGP Management	(8.4)	(8.8)	(17.2)	(101.3)
Net investment income (loss) from NGP Management	$3.4	$3.0	$5.8	$(77.0)
Management fee related revenues from NGP Management were primarily driven by NGP XII, NGP XIII, and NGP XI during the three and six months ended June 30, 2026 and 2025. These funds calculate management fees as 1.5% of the limited partners’ commitments less any return of capital or write-offs during the investment period. Following the investment period, the basis on which fund management fees are generally calculated is further reduced by a reserve for future management fees and operating costs.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP
Carry Funds entitle it to up to 47.5% of performance allocations received by NGP Fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its condensed consolidated statements of operations. The Company recognized net investment earnings (losses) related to these performance allocations of $35.8 million and $27.6 million for the three months ended June 30, 2026 and 2025, respectively, and $82.3 million and $(0.9) million for the six months ended June
30, 2026 and 2025, respectively, in its condensed consolidated statements of operations. The six months ended June 30, 2025 included a $38.0 million reduction related to the Restructuring.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds. The
Company recognized net investment earnings (losses) related to these investments in principal investment income (loss) in its condensed consolidated statements of operations of $4.8 million and $4.2 million for the three months ended June 30, 2026 and
2025, respectively, and $11.2 million and $5.5 million for the six months ended June 30, 2026 and 2025, respectively.
Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of June 30, 2026 and December 31, 2025 were $321.0 million and $349.0 million, respectively, and consisted of investments in CLO senior and subordinated notes. A portion of the Company’s principal investments in CLOs is collateral to CLO term loans (see Note 5, Borrowings). As of June 30, 2026 and December 31, 2025,
other investments included the Company’s investment in common shares of CGBD at fair value of $32.8 million and
$37.5 million, respectively.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Performance allocations
Realized	$307.0	$116.7	$357.4	$449.6
Unrealized	(262.3)	522.1	(993.8)	412.1
	44.7	638.8	(636.4)	861.7
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	28.1	178.3	50.8	148.9
Unrealized	42.6	(122.9)	96.2	(156.2)
	70.7	55.4	147.0	(7.3)
Principal investment income (loss) from investments in CLOs and other investments
Realized	0.2	1.6	3.8	(0.4)
Unrealized	(1.7)	(1.8)	(17.2)	(0.2)
	(1.5)	(0.2)	(13.4)	(0.6)
Total	$113.9	$694.0	$(502.8)	$853.8
The performance allocations included in revenues are derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Global Private Equity	$(101.8)	$476.9	$(799.9)	$561.9
Global Credit	102.6	50.8	139.3	129.8
Carlyle AlpInvest	43.9	111.1	24.2	170.0
Total	$44.7	$638.8	$(636.4)	$861.7
The following tables summarize the funds that are the primary drivers of performance allocations for the three and six months ended June 30, 2026 and 2025, as well as the total revenue recognized, including performance allocations, fund management fees and principal investment income:

Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(Dollars in millions)			(Dollars in millions)
Global Private Equity	Carlyle Partners VII, L.P.	$(264.7)	Global Private Equity	Carlyle Partners VII, L.P.	$(987.8)

Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Dollars in millions)			(Dollars in millions)
Global Private Equity	Carlyle Asia Partners V, L.P.	$287.6	Global Private Equity	Carlyle Partners VII, L.P.	$447.7
Global Private Equity	Carlyle Partners VII, L.P.	213.7

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Global Private Equity	$65.4	$43.2	$119.5	$(52.4)
Global Credit	3.2	(0.5)	15.1	18.7
Carlyle AlpInvest	2.1	12.7	12.4	26.4
Total	$70.7	$55.4	$147.0	$(7.3)
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the six months ended June 30, 2026, the Company became the primary beneficiary of three additional
CLOs. Investments in Consolidated Funds as of June 30, 2026 and December 31, 2025 also included $844.3 million and
$989.4 million, respectively, related to investments that have been bridged by the Company to investment funds in the Global
Private Equity and Carlyle AlpInvest segments that are accounted for as consolidated VIEs.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Interest income from investments	$178.0	$142.5	$339.8	$265.5
Other income	14.5	20.5	32.4	30.9
Total	$192.5	$163.0	$372.2	$296.4
Net Investment Income (Loss) of Consolidated Funds
Net investment income (loss) of Consolidated Funds includes net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’ investments. The components of Net investment income (loss) of Consolidated Funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$146.6	$4.6	$(102.0)	$11.6
Gains (losses) from liabilities of consolidated CLOs	(120.4)	42.2	63.8	41.3
Total	$26.2	$46.8	$(38.2)	$52.9

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table presents realized and unrealized gains (losses) earned from investments of the Consolidated Funds
(including consolidated CLOs):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net realized gains (losses)	$(42.0)	$(24.5)	$(41.6)	$(24.9)
Net change in unrealized gains (losses)	188.6	29.1	(60.4)	36.5
Total	$146.6	$4.6	$(102.0)	$11.6
5. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes. The
Company’s debt obligations consist of the following:

	June 30, 2026		December 31, 2025
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings	$351.1	$350.3	$350.1	$349.4
3.500% Senior Notes Due 9/19/2029	425.0	423.5	425.0	423.4
5.050% Senior Notes Due 9/19/2035	800.0	791.6	800.0	791.1
5.625% Senior Notes Due 3/30/2043	600.0	600.5	600.0	600.5
5.650% Senior Notes Due 9/15/2048	350.0	346.8	350.0	346.7
4.625% Subordinated Notes Due 5/15/2061	500.0	486.1	500.0	485.9
Total debt obligations	$3,026.1	$2,998.8	$3,025.1	$2,997.0
Senior Credit Facility
The senior credit facility consists of a $1.0 billion revolving credit facility, which was amended in May 2025 to extend the maturity date from April 29, 2027 to May 29, 2030. The Company is required to maintain management fee-earning assets of at least $156.9 billion and a total leverage ratio of less than 4.0 to 1.0, in each case, tested on a quarterly basis. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or
(b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed 1.50% per annum (at June 30, 2026, the interest rate was 4.75%). The Company made no borrowings under the revolving credit facility during the three and six months ended June 30, 2026 and 2025, and there was no amount outstanding as of June 30, 2026.
Global Credit Revolving Credit Facility
Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. As currently amended, the Global Credit Revolving Credit Facility provides for a revolving line of credit with a capacity of $300 million, which matures in September 2027, and a second revolving line of credit with a capacity of $200 million, which the Company intends to amend to extend the maturity date from August 19, 2026. The
Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving Credit Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. During the three and six months ended June 30, 2026 and 2025, the Company made no borrowings under the Global
Credit Revolving Credit Facility. As of June 30, 2026, there was no borrowing outstanding under the Global Credit Revolving
Credit Facility.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The following table provides information regarding total outstanding CLO borrowings as of June 30, 2026 and December 31, 2025 (Dollars in millions):

	As of June 30, 2026			As of December 31, 2025
	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Total CLO borrowings	$351.1	4.87%	10.50	$350.1	4.50%	9.86
The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other Carlyle entity. Interest expense for the three months ended June 30, 2026 and 2025 was $3.8 million and $4.0 million, respectively. Interest expense for the six months ended June 30, 2026 and 2025 was $8.0 million and $7.8 million, respectively. The fair value of the outstanding balance of the CLO term loans at June 30, 2026 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.
CLO Repurchase Agreements
The Company is party to two master credit facility agreements (the “CLO Financing Facilities”) to finance a portion of the risk retention investments in certain CLOs managed by the Company. Each transaction entered into under the CLO
Financing Facilities bears interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread agreed upon by the parties. As of June 30, 2026, $346.1 million was outstanding under the CLO
Financing Facilities, which includes €283.1 million ($323.1 million) in borrowings made in Euro. Additional borrowings may be made on terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CLO Financing
Facilities.
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

				Interest Expense
		Fair Value (1) As of		Three Months Ended June 30,		Six Months Ended June 30,
	Aggregate Principal Amount	June 30, 2026	December 31, 2025	2026	2025	2026	2025
3.500% Senior Notes Due 9/19/2029 (2)	$425.0	$412.4	$417.8	$3.9	$3.9	$7.7	$7.7
5.050% Senior Notes Due 9/19/2035 (3)	800.0	777.8	800.9	10.4	—	20.7	—
5.625% Senior Notes Due 3/30/2043 (4)	600.0	584.4	600.7	8.5	8.5	16.9	16.9
5.650% Senior Notes Due 9/15/2048 (5)	350.0	339.3	347.5	5.0	5.0	10.0	10.0
				$27.8	$17.4	$55.3	$34.6
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
Subordinated Notes
In May 2021, an indirect subsidiary of the Company issued $435.0 million aggregate principal amount of 4.625%
Subordinated Notes due May 15, 2061 (the “Subordinated Notes”), on which interest is payable quarterly accruing from May
11, 2021. In June 2021, an additional $65.0 million aggregate principal amount of these Subordinated Notes were issued and are treated as a single series with the already outstanding $435.0 million aggregate principal amount. The Subordinated Notes are unsecured and subordinated obligations of the issuer, and are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, on a subordinated basis, by the Company, each of the Carlyle Holdings partnerships, and CG Subsidiary
Holdings L.L.C., an indirect subsidiary of the Company (collectively, the “Guarantors”). The Consolidated Funds are not
guarantors, and as such, the assets of the Consolidated Funds are not available to service the Subordinated Notes under the
Guarantee. The Subordinated Notes may be redeemed at the issuer’s option, in whole or in part, at any time and from time to time, prior to their stated maturity, at a redemption price equal to their principal amount plus any accrued and unpaid interest to, but excluding, the redemption date. If interest due on the Subordinated Notes is deemed to no longer be deductible in the U.S., the Subordinated Notes may be redeemed, in whole, but not in part, within 120 days of the occurrence of such event at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the redemption date.
As of June 30, 2026 and December 31, 2025, the fair value of the Subordinated Notes was $326.2 million and
$342.0 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For both the three months ended June 30, 2026 and 2025, the Company incurred $5.9 million of interest expense on the Subordinated Notes. For both the six months ended June 30, 2026 and 2025, the Company incurred $11.8 million of interest expense on the Subordinated Notes.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Debt Covenants
The Company is subject to various financial and non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of June 30, 2026.
Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the CLOs.
As of June 30, 2026 and December 31, 2025, the following borrowings were outstanding (Dollars in millions):

	As of June 30, 2026
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(1)	$10,480.2	$10,472.5	5.07%		11.57
Subordinated notes	375.7	290.4	N/A	(3)	10.15
Revolving credit facilities(2)	41.5	41.5	6.57%		2.93
Total	$10,897.4	$10,804.4

	As of December 31, 2025
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(1)	$9,994.8	$9,972.1	5.09%		11.18
Subordinated notes	509.6	390.9	N/A	(3)	9.65
Revolving credit facilities(2)	63.0	63.0	6.68%		3.45
Total	$10,567.4	$10,426.0
(1)Borrowing Outstanding as of June 30, 2026 includes $937.5 million of senior secured notes that are measured at amortized cost, which approximates fair value. Fair Value as of June 30, 2026 and December 31, 2025 includes the carrying value of these notes of
$925.7 million and $939.9 million, respectively. These senior secured notes were classified as Level III within the fair value hierarchy.
(2)Fair Value as of June 30, 2026 and December 31, 2025 reflects the amortized cost of outstanding revolving credit balances which approximates fair value.
(3)The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the
CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. The Company is not liable for any loans payable of the CLOs. As of June 30, 2026 and December 31, 2025,
total assets of the CLOs were $10.9 billion and $11.0 billion, respectively.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
6. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$4,545.5	$5,111.8
Accrued bonuses	166.8	294.5
Realized performance allocations and incentive fee related compensation not yet paid	150.2	315.1
Other	145.1	128.0
Total	$5,007.6	$5,849.4
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Realized	$230.7	$189.4	$288.9	$442.3
Unrealized	(137.1)	254.2	(563.2)	172.7
Total	$93.6	$443.6	$(274.3)	$615.0
7. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments totaling $4.3 billion as of June 30, 2026, of which approximately $3.4 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of
June 30, 2026, the Company had no material commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the
Company are the guarantors of revolving credit facilities for certain funds in the Carlyle AlpInvest segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the total of net asset value of the guarantor subsidiaries plus any uncalled capital of the applicable general partner. The outstanding balances are secured by uncalled capital commitments from the underlying funds and the Company believes the likelihood of any material funding under this guarantee to be remote. As of June 30, 2026, the Company had no material outstanding guarantees under the credit facilities.
On February 25, 2026, the Company entered into an agreement pursuant to which it provided support for a credit facility of a certain fund in the Global Credit segment. The maximum aggregate amount that could be funded under this agreement was approximately $120.0 million as of June 30, 2026. The guarantee will remain effective for the term of the credit facility, including any extensions thereof, unless terminated earlier in accordance with the terms of the credit facility. The Company has not funded any amounts under this agreement to date and believes the likelihood of any material funding to be remote.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2026, certain consolidated subsidiaries of the Company are the guarantors of a credit agreement for a fund in the Carlyle AlpInvest segment, which is scheduled to expire on December 16, 2026. The maximum potential amount to be funded under this guarantee is $30.0 million. The outstanding balances under the credit agreement are collateralized by the investments in the fund, and the Company believes the likelihood of any material funding under this guarantee to be remote.
Additionally, on July 1, 2026, the Company entered into an agreement with a financial institution pursuant to which it provided the guarantee for an unsecured revolving credit facility of an investment fund that is actively fundraising in the Global
Private Equity segment. The maximum aggregate amount available under the facility is $400.0 million. This facility matures in
April 2027 with the possibility to extend to July 2027. The Company has not funded any amounts under this guarantee to date and believes the likelihood of any material funding to be remote.
Contingent Obligations
Giveback
A liability for potential repayment of previously received performance allocations of $92.4 million at June 30, 2026 was shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at June 30, 2026. However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2, Summary of Significant Accounting Policies). The Company had $39.4
million and $24.2 million of unbilled receivables from former and current employees and senior Carlyle professionals as of
June 30, 2026 and December 31, 2025, respectively, related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, $154.7 million and $151.5 million have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations as of June 30, 2026 and December 31, 2025, respectively. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of June 30, 2026, approximately $39.5 million of the
Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the
Company is $52.9 million.
If, at June 30, 2026, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be
$1.6 billion, on an after-tax basis where applicable, of which approximately $0.6 billion would be the responsibility of current and former senior Carlyle professionals.
Other
In April 2026, in connection with an investment fund that is actively fundraising in the Global Private Equity segment, the Company entered into an arrangement with a third party pursuant to which the third party subscribed for a $500.0 million commitment in the investment fund (the “Warehoused Interests”) through December 31, 2026. As of June 30, 2026,
$290.2 million of Warehoused Interests have been sold to other investors, and the remaining $209.8 million continues to be held by the third party. Under the terms of this arrangement, the Company will be required to acquire any unsold Warehoused
Interests as of December 31, 2026.
In connection with a consolidated investment fund in the Carlyle AlpInvest segment, the Company entered into an arrangement with a third party pursuant to which the Company may be required to make payments up to $50.0 million in the aggregate in the event the fund does not achieve a specified return. As of June 30, 2026, the Company has concluded that the likelihood of payment under this arrangement is not probable; therefore, no liability has been recorded.
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
Plaintiffs are seeking monetary damages, restitution, and an injunction preventing the Company from making any future cash payments for the elimination of the tax receivable agreement in connection with the Conversion. By virtue of the derivative nature of the primary claims (i.e., that the claims are aimed primarily at certain officers and directors), it is unlikely that the
Company itself will pay material damage awards based on the derivative claims, although the Company is expected to incur legal defense fees to the extent not covered by insurance. The Delaware Court issued a ruling on the defendants’ motion to dismiss on April 24, 2024, dismissing some of the original Plaintiff’s claims but allowing most of the claims to proceed to discovery and possibly to trial. Plaintiffs filed a consolidated amended complaint on November 17, 2025. Defendants filed a motion to dismiss the consolidated amended complaint on January 16, 2026, which remains pending. The Company intends to continue to contest the direct claims vigorously, and the officer and director defendants intend to continue contesting the derivative claims vigorously.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the
Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($19.4 million as of June 30, 2026) for liabilities arising from tax-related indemnifications. This guarantee, which will expire in August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
8. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Accrued incentive fees	$96.4	$53.6
Unbilled receivable for giveback obligations from current and former employees	39.4	24.2
Notes receivable and accrued interest from affiliates	50.3	34.0
Management fee receivable, net	244.5	246.0
Reimbursable expenses and other receivables from unconsolidated funds and affiliates, net(1)	750.6	477.0
Total	$1,181.2	$834.8
(1)As of June 30, 2026, this balance included $132 million of reimbursable expenses related to a transaction in the Global Private Equity segment, which were received in the third quarter.
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to advisory fees receivable and expenses paid on behalf of these entities. These costs generally represent costs related to the pursuit of actual or proposed investments, professional fees, and expenses associated with the acquisition, holding, and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company may accrue and charge interest on amounts due from affiliate accounts at interest rates ranging up to 7.05% as of June 30, 2026. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable includes loans that the Company has provided to certain unconsolidated funds to meet short-term obligations to purchase investments. Notes receivable as of June 30, 2026 and December 31, 2025 also include interest-bearing loans of $38.9 million and $19.5 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at rates which range between 5.05% and 5.75% as of June 30, 2026.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Due to Affiliates
The Company has recorded obligations for amounts due to certain of its affiliates. The Company periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The Company had the following due to affiliates balances at June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$7.4	$6.1
Due to non-consolidated affiliates	144.4	102.0
Amounts owed under the tax receivable agreement	63.9	71.8
Other	27.3	24.0
Total	$243.0	$203.9
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
Other Related Party Transactions
Aircraft Transactions
Entities controlled by our co-founders own aircraft that may be used for the Company’s business in the ordinary course of its operations. The hourly rates that the Company pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. For the three months ended June 30, 2026 and 2025, the Company incurred fees for the use of these aircraft of $0.6 million and $0.6 million, respectively. For the six months ended June 30, 2026 and 2025, the
Company incurred fees for the use of these aircraft of $0.9 million and $1.0 million, respectively. All payments were paid directly to the manager of the aircraft, and a significant portion of the payments were ultimately paid to or were for the benefit of certain co-founders.
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
Carried interest income from certain funds can be distributed to senior Carlyle professionals and employees on a current basis, but is subject to repayment by the subsidiary of the Company that acts as general partner of the fund in the event of a realized giveback obligation. The senior Carlyle professionals and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligation of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular individual’s distributions received.
The Company does business with some of its portfolio companies; all such arrangements are on a negotiated basis.
Substantially all revenue is earned from affiliates of Carlyle.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
9. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Provision for income taxes	$49.0	$112.5	$11.9	$124.9

Effective tax rate	18%	26%	13%	20%
The effective tax rate for the three months ended June 30, 2026 and 2025 primarily comprised the 21% U.S. federal corporate income tax rate, the impact of U.S. state and foreign income taxes, and disallowed executive compensation, offset by non-controlling interest. The effective tax rate for the six months ended June 30, 2026 and 2025 primarily comprised the 21%
U.S. federal corporate income tax rate and the tax effects of equity-based compensation deductions, disallowed executive compensation, and non-controlling interest. For the six months ended June 30, 2026, the effective tax rate also included the impact of a one-time tax expense related to a change in the tax classification of a consolidated subsidiary.
As of June 30, 2026 and December 31, 2025, the Company had federal, state, local and foreign taxes payable of
$78.8 million and $141.4 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2026, the Company’s U.S. federal income tax returns for the years 2022 through 2024 are generally open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2020 to 2024. Foreign tax returns are generally subject to audit from 2011 to 2025. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities. The Company does not believe that the outcome of the audits will require it to record material reserves for uncertain tax positions or that the outcome will have a material impact on the condensed consolidated financial statements.
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
10. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$1,461.5	$861.5
Non-Carlyle interests in majority-owned subsidiaries	442.9	433.9
Non-controlling interests in carried interest and giveback obligations	66.3	0.2
Non-controlling interests in consolidated entities	$1,970.7	$1,295.6

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The components of the Company’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$59.3	$13.9	$56.8	$21.9
Non-Carlyle interests in majority-owned subsidiaries	42.4	(5.3)	41.6	15.3
Non-controlling interests in carried interest and giveback obligations	(14.0)	(0.2)	(20.4)	(0.2)
Non-controlling interests in income of consolidated entities	$87.7	$8.4	$78.0	$37.0

11. Earnings Per Common Share
Basic and diluted net income per common share are calculated as follows:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$137,100,000	$137,100,000	$4,900,000	$4,900,000
Weighted-average common shares outstanding	357,772,352	367,301,542	358,478,614	368,081,014
Net income per common share	$0.38	$0.37	$0.01	$0.01

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$319,700,000	$319,700,000	$449,700,000	$449,700,000
Weighted-average common shares outstanding	360,359,241	366,967,197	359,914,229	366,654,517
Net income per common share	$0.89	$0.87	$1.25	$1.23
The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	357,772,352	357,772,352	358,478,614	358,478,614
Unvested restricted stock units	—	4,956,997	—	5,030,207
Issuable common shares and performance-vesting restricted stock units	—	4,572,193	—	4,572,193
Weighted-average common shares outstanding	357,772,352	367,301,542	358,478,614	368,081,014

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	360,359,241	360,359,241	359,914,229	359,914,229
Unvested restricted stock units	—	5,917,596	—	6,049,928
Issuable common shares and performance-vesting restricted stock units	—	690,360	—	690,360
Weighted-average common shares outstanding	360,359,241	366,967,197	359,914,229	366,654,517
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
12. Equity
Share Repurchase Program
The Board of Directors reset the total repurchase authorization of the Company’s previously approved share repurchase program to $2.0 billion in shares of the Company’s common stock, effective as of February 26, 2026. Under the share repurchase program, shares of the Company’s common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to repurchases of common stock, the share repurchase program is used for the payment of tax withholding amounts upon net share settlement of equity-based awards granted pursuant to our Equity Incentive
Plan or otherwise based on the value of shares withheld that would have otherwise been issued to the award holder. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. As of June 30,
2026, $1.6 billion of repurchase capacity remained under the program, which reflects both common shares repurchased and shares retired in connection with the net share settlement of equity-based awards. The following table presents the Company’s shares that have been repurchased or retired as a result of net share settlement of equity-based awards during the three and six months ended June 30, 2026 and 2025. Dollar amounts exclude the impact of excise taxes.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Shares	$	Shares	$	Shares	$	Shares	$
	(Dollars in millions, except share data)
Shares repurchased	6,585,389	$300.0	2,173,966	$100.0	7,917,242	$365.0	2,667,747	$125.0
Shares retired in connection with the net share settlement of equity-based awards	82,213	4.1	92,001	3.6	2,552,050	143.9	2,927,355	155.1
Total	6,667,602	$304.1	2,265,967	$103.6	10,469,292	$508.9	5,595,102	$280.1
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Stockholders
		(Dollars in millions, except per share data)
May 19, 2025	May 27, 2025	$0.35	$126.3
August 18, 2025	August 28, 2025	0.35	126.5
November 10, 2025	November 19, 2025	0.35	125.9
February 16, 2026	February 20, 2026	0.35	126.4
Total 2025 Dividend Year		$1.40	$505.1

May 18, 2026	May 28, 2026	$0.35	$125.7
August 17, 2026	August 26, 2026	0.35	124.7
Total 2026 Dividend Year (through Q2 2026)		$0.70	$250.4
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
13. Equity-Based Compensation
The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (the “Equity Incentive Plan,” initially adopted in May 2012 and as most recently amended and restated on June 3, 2026) is a source of equity-based awards permitting the
Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s shares of common stock. A total of 77,800,000 shares of common stock are authorized for the grant of awards under the Equity Incentive Plan, of which a total of 35,738,646 shares of the Company’s common stock remain available for grant as of June 30, 2026.
A summary of the status of the Company’s unvested equity-based awards as of June 30, 2026 and a summary of changes for the six months ended June 30, 2026, are presented below:

Unvested Shares	Performance- Vesting Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2025	14,214,568	$28.63	11,339,034	$47.36	397,838	$46.04
Granted (1)	68,423	$48.81	6,723,596	$57.43	126,507	$61.32
Vested (2)	5,189,824	$26.17	1,294,483	$47.08	—	$—
Forfeited	—	$—	136,536	$48.75	—	$—
Balance, June 30, 2026	9,093,167	$30.18	16,631,611	$51.44	524,345	$49.73
(1)Includes shares reserved for issuance upon settlement of dividend-equivalent rights carried by certain restricted stock units concurrently with the settlement of the restricted stock units for shares.
(2)Includes 2,552,050 shares that were retired in connection with the net share settlement of equity-based awards. The Company paid
$143.9 million of taxes related to the net share settlement of equity-based awards during the six months ended June 30, 2026, which is included within financing activities in the condensed consolidated statements of cash flows.
The Company recorded equity-based compensation expense, net of forfeitures, for restricted stock units of $116.0 million and $92.9 million for the three months ended June 30, 2026 and 2025, respectively, with $15.5 million and $18.1 million of corresponding deferred tax benefits, respectively. The Company recorded equity-based compensation expense, net of forfeitures, for restricted stock units of $235.8 million and $196.4 million for the six months ended June 30, 2026 and 2025, respectively, with $33.1 million and $36.7 million of corresponding deferred tax benefits, respectively. As of June 30, 2026, the total unrecognized equity-based compensation expense related to unvested restricted stock units was $658.7 million, which is expected to be recognized over a weighted-average term of 2.4 years.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the financial data for the Company’s three reportable segments for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$283.4	$148.6	$128.1	$560.1
Portfolio advisory and transaction fees, net and other	17.9	92.6	—	110.5
Fee related performance revenues	3.0	53.6	32.1	88.7
Total fund level fee revenues	304.3	294.8	160.2	759.3
Realized performance revenues	251.5	54.2	9.1	314.8
Realized principal investment income	5.6	6.6	10.4	22.6
Interest income	5.3	7.8	2.4	15.5
Total revenues	566.7	363.4	182.1	1,112.2
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	108.3	111.9	46.1	266.3
Realized performance revenues related compensation	159.0	33.5	7.7	200.2
Total compensation and benefits	267.3	145.4	53.8	466.5
General, administrative, and other indirect expenses(1)	54.5	40.5	25.1	120.1
Depreciation and amortization expense	7.9	4.8	2.5	15.2
Interest expense	18.5	14.7	4.9	38.1
Total expenses	348.2	205.4	86.3	639.9
(=) Distributable Earnings	$218.5	$158.0	$95.8	$472.3
(-) Realized net performance revenues	92.5	20.7	1.4	114.6
(-) Realized principal investment income	5.6	6.6	10.4	22.6
(+) Net interest	13.2	6.9	2.5	22.6
(=) Fee Related Earnings	$133.6	$137.6	$86.5	$357.7

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2026
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$567.7	$295.9	$241.0	$1,104.6
Portfolio advisory and transaction fees, net and other	24.7	139.8	0.1	164.6
Fee related performance revenues	5.1	85.7	43.3	134.1
Total fund level fee revenues	597.5	521.4	284.4	1,403.3
Realized performance revenues	281.2	64.9	30.5	376.6
Realized principal investment income	17.4	15.9	17.5	50.8
Interest income	12.3	15.0	5.1	32.4
Total revenues	908.4	617.2	337.5	1,863.1
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	199.6	205.2	80.0	484.8
Realized performance revenues related compensation	178.8	40.2	22.5	241.5
Total compensation and benefits	378.4	245.4	102.5	726.3
General, administrative, and other indirect expenses(1)	108.4	76.0	45.3	229.7
Depreciation and amortization expense	16.3	9.7	5.1	31.1
Interest expense	36.9	29.9	9.9	76.7
Total expenses	540.0	361.0	162.8	1,063.8
(=) Distributable Earnings	$368.4	$256.2	$174.7	$799.3
(-) Realized net performance revenues	102.4	24.7	8.0	135.1
(-) Realized principal investment income	17.4	15.9	17.5	50.8
(+) Net interest	24.6	14.9	4.8	44.3
(=) Fee Related Earnings	$273.2	$230.5	$154.0	$657.7
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

	Three Months Ended June 30, 2025
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$302.4	$170.0	$117.2	$589.6
Portfolio advisory and transaction fees, net and other	6.9	41.0	—	47.9
Fee related performance revenues	—	28.6	10.1	38.7
Total fund level fee revenues	309.3	239.6	127.3	676.2
Realized performance revenues	244.7	5.1	10.0	259.8
Realized principal investment income	12.4	12.0	9.1	33.5
Interest income	5.5	7.0	2.0	14.5
Total revenues	571.9	263.7	148.4	984.0
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	108.4	88.2	37.2	233.8
Realized performance revenues related compensation	160.9	3.1	8.1	172.1
Total compensation and benefits	269.3	91.3	45.3	405.9
General, administrative, and other indirect expenses(1)	50.3	36.2	19.8	106.3
Depreciation and amortization expense	7.0	3.8	2.0	12.8
Interest expense	13.4	11.5	3.1	28.0
Total expenses	340.0	142.8	70.2	553.0
(=) Distributable Earnings	$231.9	$120.9	$78.2	$431.0
(-) Realized net performance revenues	83.8	2.0	1.9	87.7
(-) Realized Principal Investment Income (Loss)	12.4	12.0	9.1	33.5
(+) Net interest	7.9	4.5	1.1	13.5
(=) Fee Related Earnings	$143.6	$111.4	$68.3	$323.3

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
The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the
three months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,112.2	$192.5	$(181.2)	(a)	$1,123.5
Expenses	$639.9	$193.7	$42.3	(b)	$875.9
Other income (loss)	$—	$26.2	$—	(c)	$26.2
Distributable Earnings	$472.3	$25.0	$(223.5)	(d)	$273.8

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2025
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$984.0	$163.0	$425.9	(a)	$1,572.9
Expenses	$553.0	$178.5	$447.6	(b)	$1,179.1
Other income (loss)	$—	$46.8	$—	(c)	$46.8
Distributable Earnings	$431.0	$31.3	$(21.7)	(d)	$440.6
The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes for the
six months ended June 30, 2026 and 2025.

	Six Months Ended June 30, 2026
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$1,863.1	$372.2	$(857.8)	(a)	$1,377.5
Expenses	$1,063.8	$372.0	$(191.3)	(b)	$1,244.5
Other income (loss)	$—	$(38.2)	$—	(c)	$(38.2)
Distributable Earnings	$799.3	$(38.0)	$(666.5)	(d)	$94.8

	Six Months Ended June 30, 2025
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$2,027.2	$296.4	$222.4	(a)	$2,546.0
Expenses	$1,140.8	$309.3	$537.2	(b)	$1,987.3
Other income (loss)	$—	$52.9	$—	(c)	$52.9
Distributable Earnings	$886.4	$40.0	$(314.8)	(d)	$611.6
(a)The Revenues adjustment principally represents unrealized performance revenues, unrealized principal investment income (loss) (including Fortitude), revenues earned from the Consolidated Funds which were eliminated in consolidation to arrive at the Company’s total revenues, adjustments for amounts attributable to non-controlling interests in consolidated entities, adjustments related to expenses associated with the investments in NGP Management and its affiliates that are included in operating captions or are excluded from the segment results, and adjustments to reflect the reimbursement of certain costs incurred on behalf of Carlyle funds on a net basis, as detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Unrealized performance and fee related performance revenues	$(200.6)	$331.0	$(870.0)	$133.7
Unrealized principal investment income (loss)	(50.8)	25.5	(119.1)	42.5
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(11.2)	(12.4)	(22.8)	(108.5)
Non-controlling interests and other adjustments to present certain costs on a net basis	77.5	106.8	101.5	197.8
Elimination of revenues of Consolidated Funds	3.9	(25.0)	52.6	(43.1)
	$(181.2)	$425.9	$(857.8)	$222.4

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S. GAAP measure, the Company’s consolidated fund management fees, for the three and six months ended June 30, 2026 and
2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$759.3	$676.2	$1,403.3	$1,319.1
Adjustments(1)	(102.3)	(55.8)	(162.3)	(112.6)
Carlyle Consolidated - Fund management fees	$657.0	$620.4	$1,241.0	$1,206.5
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
The following table reconciles the total segments transaction and portfolio advisory fees, net and other to the most directly comparable U.S. GAAP measure, the Company’s consolidated transaction and portfolio advisory fees, net for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Total Reportable Segments - Portfolio advisory and transaction fees, net and other	$110.5	$47.9	$164.6	$125.8
Adjustments(1)	(2.0)	(2.1)	(6.8)	(3.3)
Carlyle Consolidated - Portfolio advisory and transaction fees, net	$108.5	$45.8	$157.8	$122.5
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$(129.5)	$206.7	$(544.4)	$99.4
Equity-based compensation	117.0	96.4	238.8	201.1
Acquisition or disposition-related charges and amortization of intangibles and impairment	44.9	48.3	91.3	170.5
Tax (expense) benefit associated with certain foreign performance revenues related compensation	(0.3)	(0.1)	0.4	(0.1)
Non-controlling interests and other adjustments to present certain costs on a net basis	37.9	99.9	57.5	74.2
Other adjustments	2.7	4.0	7.3	17.1
Elimination of expenses of Consolidated Funds	(30.4)	(7.6)	(42.2)	(25.0)
	$42.3	$447.6	$(191.3)	$537.2
(c)Represents Other Income (Loss) of Consolidated Funds which are excluded from the Company’s segment reporting.
(d)The following table is a reconciliation of Income Before Provision for Income Taxes to Distributable Earnings and to
Fee Related Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Income before provision for income taxes	$273.8	$440.6	$94.8	$611.6
Adjustments:
Net unrealized performance and fee related performance revenues	71.1	(124.3)	325.6	(34.3)
Unrealized principal investment (income) loss	50.8	(25.5)	119.1	(42.5)
Equity-based compensation(1)	117.0	96.4	238.8	201.1
Acquisition or disposition-related charges, including amortization of intangibles and impairment	44.9	48.3	91.3	170.5
Tax (expense) benefit associated with certain foreign performance revenues	(0.3)	(0.1)	0.4	(0.1)
Net (income) loss attributable to non-controlling interests in consolidated entities	(87.7)	(8.4)	(78.0)	(37.0)
Other adjustments(2)	2.7	4.0	7.3	17.1
Distributable Earnings	$472.3	$431.0	$799.3	$886.4
(-) Realized performance revenues, net of related compensation(3)	114.6	87.7	135.1	215.1
(-) Realized principal investment income(3)	22.6	33.5	50.8	63.5
(+) Net interest	22.6	13.5	44.3	26.1
Fee Related Earnings	$357.7	$323.3	$657.7	$633.9
(1)Equity-based compensation included amounts that are presented in principal investment income (loss) and general, administrative and other expenses in the Company’s condensed consolidated statements of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.
(3)See reconciliation to most directly comparable U.S. GAAP measure below:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2026
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$44.7	$270.1	$314.8
Performance revenues related compensation expense	93.6	106.6	200.2
Net performance revenues	$(48.9)	$163.5	$114.6

Principal investment income (loss)	$69.2	$(46.6)	$22.6

	Six Months Ended June 30, 2026
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(636.4)	$1,013.0	$376.6
Performance revenues related compensation expense	(274.3)	515.8	241.5
Net performance revenues	$(362.1)	$497.2	$135.1

Principal investment income (loss)	$133.6	$(82.8)	$50.8

	Three Months Ended June 30, 2025
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$638.8	$(379.0)	$259.8
Performance revenues related compensation expense	443.6	(271.5)	172.1
Net performance revenues	$195.2	$(107.5)	$87.7

Principal investment income (loss)	$55.2	$(21.7)	$33.5

	Six Months Ended June 30, 2025
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$861.7	$(246.8)	$614.9
Performance revenues related compensation expense	615.0	(215.2)	399.8
Net performance revenues	$246.7	$(31.6)	$215.1

Principal investment income (loss)	$(7.9)	$71.4	$63.5
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
In July 2026, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share of common stock to common stockholders of record at the close of business on August 17, 2026, payable on August 26, 2026.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
16. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the
Company’s financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025. The supplemental statement of cash flows is presented without effects of the Consolidated
Funds.

	As of June 30, 2026
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,256.5	$—	$—	$1,256.5
Cash and cash equivalents held at Consolidated Funds	—	784.1	—	784.1
Investments, including accrued performance allocations of $6,608.2	11,362.6	—	(1,131.0)	10,231.6
Investments of Consolidated Funds	—	13,320.3	—	13,320.3
Due from affiliates and other receivables, net	1,482.4	—	(301.2)	1,181.2
Due from affiliates and other receivables of Consolidated Funds, net	—	290.3	—	290.3
Fixed assets, net	248.3	—	—	248.3
Lease right-of-use assets, net	320.4	—	—	320.4
Deposits and other	87.1	4.7	—	91.8
Intangible assets, net	440.9	—	—	440.9
Deferred tax assets	30.2	—	—	30.2
Total assets	$15,228.4	$14,399.4	$(1,432.2)	$28,195.6
Liabilities and equity
Debt obligations	$2,998.8	$—	$—	$2,998.8
Loans payable of Consolidated Funds	—	11,089.2	(284.8)	10,804.4
Accounts payable, accrued expenses and other liabilities	591.8	—	—	591.8
Accrued compensation and benefits	5,007.6	—	—	5,007.6
Due to affiliates	235.6	7.4	—	243.0
Deferred revenue	135.5	—	—	135.5
Deferred tax liabilities	16.0	—	—	16.0
Other liabilities of Consolidated Funds	—	643.9	(1.1)	642.8
Lease liabilities	450.5	—	—	450.5
Accrued giveback obligations	92.4	—	—	92.4
Total liabilities	9,528.2	11,740.5	(285.9)	20,982.8
Common stock	3.5	—	—	3.5
Additional paid-in capital	4,557.4	1,174.9	(1,174.9)	4,557.4
Retained earnings	873.8	—	—	873.8
Accumulated other comprehensive loss	(243.7)	22.5	28.6	(192.6)
Non-controlling interests in consolidated entities	509.2	1,461.5	—	1,970.7
Total equity	5,700.2	2,658.9	(1,146.3)	7,212.8
Total liabilities and equity	$15,228.4	$14,399.4	$(1,432.2)	$28,195.6

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2026
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$668.4	$—	$(11.4)	$657.0
Incentive fees	98.9	—	—	98.9
Investment income
Performance allocations	47.1	—	(2.4)	44.7
Principal investment income	43.9	—	25.3	69.2
Total investment income	91.0	—	22.9	113.9
Interest and other income	68.8	—	(7.6)	61.2
Interest and other income of Consolidated Funds	—	192.5	—	192.5
Total revenues	927.1	192.5	3.9	1,123.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	261.9	—	—	261.9
Equity-based compensation	116.0	—	—	116.0
Performance allocations and incentive fee related compensation	93.6	—	—	93.6
Total compensation and benefits	471.5	—	—	471.5
General, administrative and other expenses	202.9	—	—	202.9
Interest	38.2	—	—	38.2
Interest and other expenses of Consolidated Funds	—	193.7	(30.4)	163.3
Total expenses	712.6	193.7	(30.4)	875.9
Other income
Net investment income of Consolidated Funds	—	26.2	—	26.2
Income before provision for income taxes	214.5	25.0	34.3	273.8
Provision for income taxes	49.0	—	—	49.0
Net income	165.5	25.0	34.3	224.8
Net income attributable to non-controlling interests in consolidated entities	28.4	—	59.3	87.7
Net income attributable to The Carlyle Group Inc.	$137.1	$25.0	$(25.0)	$137.1

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2026
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,264.4	$—	$(23.4)	$1,241.0
Incentive fees	150.6	—	—	150.6
Investment income (loss)
Performance allocations	(632.9)	—	(3.5)	(636.4)
Principal investment income	38.7	—	94.9	133.6
Total investment loss	(594.2)	—	91.4	(502.8)
Interest and other income	131.9	—	(15.4)	116.5
Interest and other income of Consolidated Funds	—	372.2	—	372.2
Total revenues	952.7	372.2	52.6	1,377.5
Expenses
Compensation and benefits
Cash-based compensation and benefits	489.0	—	—	489.0
Equity-based compensation	235.8	—	—	235.8
Performance allocations and incentive fee related compensation	(274.3)	—	—	(274.3)
Total compensation and benefits	450.5	—	—	450.5
General, administrative and other expenses	387.4	—	0.1	387.5
Interest	76.8	—	—	76.8
Interest and other expenses of Consolidated Funds	—	372.0	(42.3)	329.7
Total expenses	914.7	372.0	(42.2)	1,244.5
Other income (loss)
Net investment loss of Consolidated Funds	—	(38.2)	—	(38.2)
Income (loss) before provision for income taxes	38.0	(38.0)	94.8	94.8
Provision for income taxes	11.9	—	—	11.9
Net income (loss)	26.1	(38.0)	94.8	82.9
Net income attributable to non-controlling interests in consolidated entities	21.2	—	56.8	78.0
Net income (loss) attributable to The Carlyle Group Inc.	$4.9	$(38.0)	$38.0	$4.9

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Cash flows from operating activities
Net income	$26.1	$464.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	101.8	94.6
Equity-based compensation	235.8	196.4
Non-cash performance allocations and incentive fees	335.3	(252.4)
Non-cash principal investment (income) loss	(12.9)	33.5
Other non-cash amounts	(6.4)	36.8
Purchases of investments	(733.1)	(481.8)
Proceeds from the sale of investments	600.6	499.5
Payments of contingent consideration	—	(1.0)
Change in deferred taxes, net	(72.4)	(16.5)
Change in due from affiliates and other receivables	(66.8)	(16.5)
Change in deposits and other	7.5	(25.0)
Change in accounts payable, accrued expenses and other liabilities	55.1	39.1
Change in accrued compensation and benefits	(243.1)	(116.2)
Change in due to affiliates	3.9	23.6
Change in lease right-of-use assets and lease liabilities	(7.9)	(6.3)
Change in deferred revenue	7.3	57.6
Net cash provided by operating activities	230.8	530.2
Cash flows from investing activities
Purchases of fixed assets, net	(60.1)	(34.2)
Net cash used in investing activities	(60.1)	(34.2)
Cash flows from financing activities
Payments on CLO borrowings	(37.6)	(40.1)
Proceeds from CLO borrowings, net of financing costs	47.8	15.1
Dividends to common stockholders	(252.1)	(252.7)
Contributions from non-controlling interest holders	208.4	91.4
Distributions to non-controlling interest holders	(119.1)	(48.6)
Common shares repurchased and net share settlement of equity-based awards	(508.9)	(280.1)
Change in due to/from affiliates financing activities	(206.7)	(0.5)
Net cash used in financing activities	(868.2)	(515.5)
Effect of foreign exchange rate changes	(18.1)	29.9
(Decrease) increase in cash, cash equivalents and restricted cash	(715.6)	10.4
Cash, cash equivalents and restricted cash, beginning of period	1,973.6	1,266.5
Cash, cash equivalents and restricted cash, end of period	$1,258.0	$1,276.9

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,256.5	$1,275.8
Restricted cash	1.5	1.1
Total cash, cash equivalents and restricted cash, end of period	$1,258.0	$1,276.9

Cash and cash equivalents held at Consolidated Funds	$784.1	$463.1

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
•Global Private Equity — Our Global Private Equity segment advises our buyout, growth, real estate, and infrastructure &
natural resources funds. The segment also includes the NGP Carry Funds advised by NGP. As of June 30, 2026, our
Global Private Equity segment had $162.7 billion in AUM and $96.6 billion in Fee-earning AUM.
•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including insurance solutions, liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, cross-platform credit products, and global capital markets. As of June 30, 2026, our Global Credit segment had
$211.1 billion in AUM and $167.6 billion in Fee-earning AUM.
•Carlyle AlpInvest — Our Carlyle AlpInvest segment advises global private equity programs that pursue secondary purchases and financing of existing portfolios, managed co-investment programs, and primary fund investments. As of
June 30, 2026, our Carlyle AlpInvest segment had $111.7 billion in AUM and $70.2 billion in Fee-earning AUM.
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

Our Global Investment Offerings
The following table provides a breakout of the product offerings and related acronyms included in our total assets under management of $485 billion as of June 30, 2026 for each of our three global business segments (in billions):

Global Private Equity	$162.7	Global Credit	$211.1
Corporate Private Equity	$101.3	Insurance Solutions [4]	$86.4
U.S. Buyout (CP)	51.9	Liquid Credit	$47.9
Asia Buyout (CAP)	11.3	U.S. CLOs	34.6
Europe Buyout (CEP)	9.0	Europe CLOs	9.0
Carlyle Global Partners (CGP)	6.5	CLO Investment Products	2.4
Japan Buyout (CJP)	5.4	Revolving Credit	2.0
Europe Technology (CETP)	5.4	Private Credit	$76.8
U.S. Growth (CP Growth / CEOF)	3.3	Opportunistic Credit (CCOF / CSP)	20.7
Life Sciences (ABV / ACCD)	2.3	Direct Lending [5]	14.1
Asia Growth (CAP Growth / CAGP)	1.1	Asset-Backed Finance	12.1
Other [1]	5.3	Aviation Finance (SASOF / CALF)	11.9
Real Estate	$35.6	Cross-Platform Credit (incl CTAC)	9.8
U.S. Real Estate (CRP)	24.1	Infrastructure Credit (CICF)	7.7
Core Plus Real Estate (CPI)	9.0	Other [6]	0.4
International Real Estate (CER)	2.5
Infrastructure & Natural Resources	$25.7	Carlyle AlpInvest	$111.7
NGP Energy [2]	12.0	Secondaries & Portfolio Finance (ASF / ASPF)	$50.7
Infrastructure & Renewable Energy [3]	7.2	Co-Investments (ACF)	$24.4
International Energy (CIEP)	6.5	Primary Investments & Other [7]	$36.6

Note: All amounts shown represent total assets under management as of June 30, 2026, and totals may not sum due to rounding. In addition, certain carry funds included herein may not be included in fund performance if they have not made an initial capital call or commenced investment activity.
(1)Includes our Financial Services (CGFSP), Sub-Saharan Africa Buyout (CSSAF), Peru Buyout (CPF), and MENA Buyout funds, as well as platform accounts which invest across Corporate Private Equity strategies.
(2)NGP Energy funds are advised by NGP Energy Capital Management, LLC, a separately registered investment adviser. We do not serve as an investment adviser to these funds.
(3)Includes our Infrastructure (CGIOF) and Renewable Energy (CRSEF) funds.
(4)Includes Carlyle FRL, capital raised from strategic third-party investors which directly invest in Fortitude alongside Carlyle FRL, as well as the fair value of the general account assets covered by the strategic advisory services agreement with Fortitude.
(5)Includes our business development companies (CGBD / CARS), Europe Direct Lending funds (EDLF / ETAC), and our evergreen fund
(CDLF).
(6)Includes our Real Estate Credit fund (CNLI).
(7)Includes Carlyle AlpInvest Private Markets (CAPM) and Carlyle AlpInvest Private Markets Secondaries (CAPS) funds.
Trends Affecting Our Business
Our global business is affected by the conditions in the global financial markets, global economies and the geopolitical landscape, particularly in the U.S., Europe, and Asia, as discussed in Item 1A “Risk Factors” of our Annual Report on
Form 10-K.
Equity markets posted their strongest quarterly returns since 2020 in Q2 2026, rising despite persistent geopolitical tensions in the Strait of Hormuz. Although a ceasefire agreement improved market sentiment, geopolitical tensions persisted, and shipping through the Strait of Hormuz remained well below pre-conflict levels, leaving physical supply constraints largely intact. The S&P 500, NASDAQ Composite, and Russell 2000 returned 14.9%, 21.4%, and 21.2%, respectively, supported by upward earnings per share (“EPS”) revisions—consensus 2026 S&P 500 EPS growth has risen 1,440 basis points (“bps”) since the onset of the Iran conflict. Rotation was a defining feature through the first half of the year: the Magnificent 7 stocks declined 10% from their peak and software stocks finished the half down 20%, while traditional economy sectors such as construction & engineering, communications equipment, and marine transport, as well as hardware, led performance, and small caps outperformed large caps by over 1,000 bps. Globally, Europe’s Euro Stoxx 50 returned 13.6% during the quarter, while
Asian markets were the strongest performers—Korea’s KOSPI, Taiwan’s TAIEX, and Japan’s Nikkei returned 67.8%, 45.4%, and 37.2%, respectively, driven by semiconductor demand tied to AI infrastructure. However, record earnings from memory chip manufacturers paradoxically triggered a sharp KOSPI selloff of 25% from peak, as investors grew concerned that surging circuit board costs could impair the economics of the broader AI value chain. In private markets, buyout performance improved somewhat compared to the S&P 500 for Q1 2026 (the latest data available), but this was primarily due to quarter end volatility.
Over longer periods against benchmarks that align more closely with market capitalization and display less concentration, buyouts continue to outperform. Compared to the S&P 600 small-cap index, U.S. buyouts have generated outperformance of
506 bps over the last five years, 386 bps over the last 10 years, and 310 bps over the last 15 years.
Official estimates of U.S. GDP surprised to the downside in Q2 2026, but real final demand came in right on top of the
2.2% estimate implied by our proprietary portfolio data, as a surge in AI-related capital goods imports slowed topline GDP growth relative to what would be implied by investment outlays, and inventory liquidation also reduced growth. Our measure of corporate revenue growth accelerated to 6.2% annualized in Q2 2026, up from 5.7% in Q1 2026, but price rather than volume accounted for a disproportionate share of that growth. Our data imply real consumption slowed to 1.8% annualized as households absorbed the price shock, with spending among top-third households growing at 2.3x the rate of bottom-third households. Headline inflation finished June at a 3.7% annual rate, and with core inflation above 3%, the Fed has not hit its inflation target in five years. Against this backdrop, interest rates no longer appear to be on a pre-set path toward sub-3%, and market participants largely expect the Fed’s next move to be a rate hike. The clearest source of strength was business investment: our data indicate U.S. business spending rose at a 15.8% annualized rate, with corporate information technology services up 28.3%. AI-related investment remains the primary driver—compute capex has grown at an 80% annualized rate since year-end 2024, and data center real estate is now roughly 3.8x its year-end 2022 level. This spending surge is also bidding away finite resources—grid capacity, engineering talent, construction labor, and key materials—raising input costs and creating headwinds for competing capital projects.
European conditions stabilized as the quarter progressed. German factory orders, while still negative, rebounded from post-conflict troughs, and euro area order books improved, signaling firmer forward demand. A notable structural development was the agreement by the EU’s six largest economies on capital markets integration, which could mobilize an estimated €8 trillion of household savings currently held in low-yielding deposits toward more productive investment. In China, domestic consumption continued to contract, with weakness particularly evident in big-ticket categories previously supported by trade-in subsidies. Exports remained the structural growth driver, with export growth to the U.S. turning positive for the first time since the 2025 trade war. Taiwan and South Korea continue to benefit from AI-linked semiconductor demand—South Korean semiconductor exports are growing at a record 180% annual rate—though concentration risk remains elevated, with Samsung and SK Hynix’s combined market cap reaching approximately 135% of South Korea’s GDP. Japan has also benefited from AI-
related export growth, and recent moves in the yen and JGB yields appear to reflect a gradual normalization rather than a sovereign or currency crisis. In India, growth appears resilient, but the country’s reliance on imported oil and gas leaves it exposed to renewed energy supply disruptions.
Merger and acquisition (“M&A”) activity in the first half of 2026 surpassed the record aggregate deal value set in the first half of 2021, though those headline figures increasingly reflected a relatively small number of large transactions.
Transactions totaled $1.75 trillion, a 23% increase quarter-over-quarter and a 66% increase over the same period a year ago, even as transaction counts declined 15% quarter-over-quarter and 12% year-over-year. Leveraged buyout (“LBO”) activity was more subdued. U.S. buyouts slowed in the second quarter, with deal volume falling 45% from the first quarter as managers digested higher energy prices and saw hopes for Fed rate cuts fade. European buyouts helped take up the slack, with volume increasing 51% in EMEA to exceed the U.S. by more than $13 billion. Exit activity remained constrained—announced buyout exit value of $245 billion declined 23% quarter-over-quarter, and the 595 companies divested globally represented the lowest quarterly count since 2020. However, median exit EBITDA multiples continued to improve, rising to a range of 14.7x to 17.6x for deals exited in the fourth quarter of 2025 and first quarter of 2026 (the latest data available), compared to a range of 11.0x to
13.0x over much of 2022 through 2024. Meanwhile, initial public offering (“IPO”) activity was a bright spot, with 39 operating company IPOs on U.S. exchanges generating $117 billion in proceeds, an 86% increase in transaction count versus Q1 2026.
SpaceX’s $86 billion IPO—22 years after founding—was emblematic of broader structural trends: private markets are capturing an increasing share of value creation before listing, while passive investing is exerting a growing influence on public market behavior.
Credit markets demonstrated broad resilience during the quarter, with improving conditions across most sectors even as differentiation increased. Broader credit quality continued to improve: leveraged loan defaults plus distressed exchanges fell to their lowest level in over three years at 2.77%, while the weighted average bid on the U.S. leveraged loan market ended the quarter at 94.96, modestly below its year-end 2025 level of 96.64 but essentially unchanged from 95 at the end of the first quarter. Amendment activity (repricings and extensions) also remained relatively steady from the first quarter, as a more than doubling of extensions largely offset a decline in refinancings. Notably, weakness remained concentrated rather than broad-
based. Excluding software, the average secondary bid firmed by roughly 0.4 points over the quarter, while software loans fell approximately 1.9 points, widening the gap between software and the rest of the index to a historically wide 9.6 points. CLO new issuance moderated from last year’s pace amid tight loan spreads and continued uncertainty around software and energy exposures.
In the second quarter of 2026, we deployed $14.3 billion across our platform and $53.0 billion over the last twelve months. In our traditional carry funds, we realized proceeds of $6.7 billion in the second quarter of 2026 and $36.8 billion over the last twelve months, including $2.9 billion and $15.3 billion, respectively, in our corporate private equity strategy. We had
$16.8 billion in inflows in the second quarter of 2026 and $55.8 billion in inflows over the last twelve months as of June 30,
2026. Inflows over the last twelve months include $7.3 billion in our evergreen wealth products, which had $20.1 billion in assets under management as of June 30, 2026, a 64% increase from one year ago.
Our carry fund portfolio appreciated 3% in the second quarter. Within our Global Private Equity segment in the second quarter, our corporate private equity funds appreciated 2% as market price decreases in certain publicly traded positions offset appreciation elsewhere, our infrastructure & natural resources funds appreciated 6% driven by our international energy funds and appreciation in the NGP Carry funds, and our real estate funds were flat. Our Global Credit carry funds, which represent approximately 11% of the total Global Credit remaining fair value as of June 30, 2026, appreciated 4% in the second quarter.
Carry funds in our Carlyle AlpInvest segment appreciated 3% in the second quarter.
Notable Developments
Dividends
In July 2026, our Board of Directors declared a quarterly dividend of $0.35 per share to common stockholders of record at the close of business on August 17, 2026, payable on August 26, 2026.
Global Private Equity Structured Investment Vehicle
During the second quarter of 2026, the Company completed the structuring of an investment vehicle in our Global Private
Equity segment, which created liquidity for our fund investors and raised capital earmarked for our next vintage U.S. buyout fund. In connection with the transaction, the Company recognized portfolio advisory and transaction fees in our Global Credit segment results during the quarter. Additionally, the Company transferred interests in certain fund-related entities to the vehicle, which are reflected as a component of non-controlling interests in consolidated entities on our condensed consolidated balance sheet as of June 30, 2026.

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
Performance allocations consist principally of the performance-based capital allocation from fund limited partners to us, commonly referred to as carried interest, from certain of our investment funds, which we refer to as “carry funds.” Carried interest revenue is recognized by Carlyle upon appreciation of the valuation of our funds’ investments above certain return hurdles as set forth in each respective fund partnership agreement and is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as performance allocations reflects our share of the fair value gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. As a result, the performance allocations earned in an applicable reporting period are not indicative of any future period, as fair values are based on conditions prevalent as of the reporting date. Refer to “—Trends Affecting Our Business” for further discussion.
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
Under our arrangements with the historical owners and management teams of AlpInvest and Abingworth, the amount of carried interest to which we are entitled varies. In some cases, we are entitled to 15% of the carried interest in respect of commitments from the historical owners of AlpInvest for the period between 2011 and 2020. In certain instances, carried interest associated with the AlpInvest fund vehicles is subject to entity level income taxes in the Netherlands. Additionally, we are entitled to 15% of carried interest generated from certain Abingworth funds.
Accrued performance allocations and accrued giveback obligations at a point in time assume a hypothetical liquidation of the funds’ investments at their then-current fair values. Each investment fund is considered separately in evaluating carried interest and potential giveback obligations. These assets and liabilities will continue to fluctuate in accordance with the fair values of the funds’ investments until they are realized. The Company uses “net accrued performance revenues” to refer to the aggregation of the accrued performance allocations net of (i) accrued giveback obligations, (ii) accrued performance allocations related compensation, (iii) performance allocations related tax obligations, and (iv) accrued performance allocations attributable to non-controlling interests. Net accrued performance revenues exclude any net accrued performance allocations and incentive fees that have been realized but will be collected in subsequent periods, as well as net accrued performance revenues which are presented as fee related performance revenues when realized in our non-GAAP financial measures. Realized performance allocation-related compensation that has not yet been paid is also excluded from our net accrued performance allocations.
In addition, realized performance allocations may be reversed in future periods if a fund’s investment values decline below certain return hurdles, which vary from fund to fund, and become subject to a giveback obligation. See Note 7,
Commitments and Contingencies, for more information. The aggregate amount of giveback obligations realized since Carlyle’s inception totaled $264.6 million, $181.8 million of which was related to various Legacy Energy Funds. Given that current and former senior Carlyle professionals and other limited partners of the Carlyle Holdings partnerships are responsible for paying the majority of the realized giveback obligation, only $88.5 million of the $264.6 million aggregate giveback obligation realized since inception was attributable to Carlyle. The realization of giveback obligations for the Company’s portion of such obligations reduces Distributable Earnings in the period realized. Further, each individual who holds equity interests in carried interest generated by our funds and is a recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return his/her pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance allocation compensation is subject to return to the Company in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.
In addition, in our discussion of our non-GAAP results, we use the term “realized net performance revenues” to refer to realized performance allocations and incentive fees from our funds, net of (i) amounts allocated to our investment professionals and other employees, (ii) non-controlling interests, and (iii) certain tax expenses associated with carried interest attributable to certain partners and employees, which are reflected as realized performance allocations and incentive fees related compensation expense. See “—Non-GAAP Financial Measures” and “—Segment Analysis” for the amount of realized net performance revenues recognized each period and related discussion.
Investment income also represents the realized and unrealized gains and losses on our principal investments and our strategic investments in NGP as described below. Realized principal investment income (loss) is recorded when we redeem all or a portion of our investment or when we receive or are due cash income, such as dividends or distributions. A realized principal investment loss is also recorded when an investment is deemed to be permanently impaired or worthless. Unrealized principal investment income (loss) results from changes in the fair value of the underlying investment, as well as the reversal of previously recognized unrealized gains (losses) at the time an investment is realized.
We account for our investments in NGP under the equity method of accounting. Our investments in NGP include the equity interests in NGP Management and the general partners of certain carry funds advised by NGP, which entitle us to an allocation of up to 55.0% of the management fee revenues earned by NGP Management in certain funds, and up to 47.5% of the performance allocations received by certain NGP fund general partners. For further information regarding our strategic investments in NGP and the Restructuring, refer to Note 4, Investments, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Net investment income (loss) of Consolidated Funds. Net investment income (loss) of Consolidated Funds generally measures the change in the difference in fair value between the assets and the liabilities of the Consolidated Funds. Income
(loss) indicates that the fair value of the assets of the Consolidated Funds appreciated more (less), or depreciated less (more), than the fair value of the liabilities of the Consolidated Funds. Income or loss is not necessarily indicative of the investment performance of the Consolidated Funds and does not impact the management or incentive fees received by Carlyle for its management of the Consolidated Funds. The portion of the net investment income (losses) of Consolidated Funds attributable to the limited partner investors is allocated to non-controlling interests. Moreover, although the assets of the Consolidated
Funds are consolidated onto our balance sheet pursuant to U.S. GAAP, ultimately we do not have recourse to such assets and such liabilities are generally non-recourse to us. Therefore, income or loss is not expected to have a material impact on the revenues or profitability of, or the assets available to, the Company beyond the Company’s capital invested in the Consolidated
Funds.
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
federal, state, and local corporate income taxes. The interim provision for income taxes is generally calculated using an estimated annual effective tax rate applied to year-to-date ordinary income in accordance with ASC 740, Income Taxes.
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

The chart below presents Fee-earning AUM by segment at each period, in billions.
The table below details Fee-earning AUM by its respective components at each period.

	As of June 30,
	2026	2025
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments	$72,626	$70,434
Fee-earning AUM based on invested capital	76,974	80,609
Fee-earning AUM based on collateral balances, at par	42,368	45,062
Fee-earning AUM based on net asset value	33,867	26,221
Fee-earning AUM based on fair value and other	108,574	102,375
Balance, End of Period(1)	$334,409	$324,701
(1)Ending balances as of June 30, 2026 and 2025 exclude $27.6 billion and $17.6 billion, respectively, of Pending Fee-earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$333,357	$313,843	$336,778	$304,358
Inflows(1)	8,498	18,038	16,135	29,904
Outflows (including realizations)(2)	(6,389)	(10,805)	(15,203)	(16,411)
Market Activity & Other(3)	(582)	209	(2,123)	1,639
Foreign Exchange(4)	(475)	3,416	(1,178)	5,211
Balance, End of Period	$334,409	$324,701	$334,409	$324,701
(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, incremental fee-earning collateral from new CLO issuances and resets, reinsurance and other transactions at
Fortitude, as well as gross subscriptions in vehicles for which management fees are based on net asset value. Inflows exclude fundraising amounts during the period for which fees have not yet been activated, which are referenced as Pending Fee-earning AUM.
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
Our calculations of AUM and Fee-earning AUM may differ from the calculations of other asset managers. As a result, these measures may not be comparable to similar measures presented by other asset managers. In addition, our calculation of
AUM (but not Fee-earning AUM) includes uncalled commitments to, and the fair value of invested capital in, our investment funds from Carlyle and our personnel, regardless of whether such commitments or invested capital are subject to management fees or performance allocations. Our calculations of AUM and Fee-earning AUM are not based on any definition of AUM or
Fee-earning AUM that is set forth in the agreements governing the investment funds that we manage or advise.
We generally use Fee-earning AUM as a metric to measure changes in the assets from which we earn recurring management fees. Total AUM tends to be a better measure of our investment and fundraising performance as it reflects investments at fair value plus available capital.

The table below provides the period to period rollforward of Total AUM.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$475,418	$476,867
Inflows(1)	16,784	29,762
Outflows (including realizations)(2)	(11,319)	(24,845)
Market Activity & Other(3)	5,421	5,517
Foreign Exchange(4)	(809)	(1,806)
Balance, End of Period	$485,495	$485,495
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
Perpetual Capital. “Perpetual Capital” refers to the assets we manage or advise which have an indefinite term and for which there is no immediate requirement to return capital to investors upon the realization of investments made with such capital, except as required by applicable law. Perpetual Capital may be materially reduced or terminated under certain conditions, including reductions from changes in valuations and payments to investors, including through elections by investors to redeem their investments, dividend payments, and other payment obligations, as well as the termination of or failure to renew the respective investment advisory agreements. Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b) our Core Plus real estate fund, (c) our business development companies and certain other direct lending products, (d) Carlyle Tactical Private Credit Fund (“CTAC”), (e) our closed-end tender offer Carlyle AlpInvest
Private Markets (“CAPM”) funds and Carlyle AlpInvest Private Markets Secondaries (“CAPS”) funds, and (f) certain other structured credit and asset-backed finance products. As of June 30, 2026, our total AUM and Fee-earning AUM included
$119.7 billion and $113.2 billion, respectively, of Perpetual Capital. Our Perpetual Capital total AUM and Fee-earning AUM, exclusive of assets managed under the strategic advisory services agreement with Fortitude, was $39.9 billion and $33.5 billion, respectively, as of June 30, 2026.
Performance Fee Eligible AUM. “Performance Fee Eligible AUM” represents the AUM of funds for which we are entitled to receive performance allocations, inclusive of the fair value of investments in those funds (which we refer to as
“Performance Fee Eligible Fair Value”) and their Available Capital. Performance Fee Eligible Fair Value is “Performance Fee-
Generating” when the associated fund has achieved the specified investment returns required under the terms of the fund’s agreement and is accruing performance revenue as of the quarter-end reporting date. Funds whose performance allocations are treated as fee related performance revenues are excluded from these metrics. As of June 30, 2026, our total AUM included
$236.6 billion of Performance Fee Eligible AUM.

Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The fund entities we consolidate are referred to collectively as the Consolidated Funds in our condensed consolidated financial statements. The assets and liabilities of the Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated Funds are not available to support our operating activities and similarly the liabilities of the Consolidated Funds are non-recourse to us. As of June 30, 2026, our Consolidated
Funds represent approximately 4% of our AUM; 2% and 2% of our management fees for the three and six months ended June
30, 2026, respectively; and 20% and 18% of our total investment income or loss on an unconsolidated basis for the three and six months ended June 30, 2026, respectively.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise, and the number of funds we are required to consolidate has been increasing as a result of the impacts of capital from our balance sheet invested in new products and our indirect interest in funds through our investment in Fortitude (see Note 4, Investments). As of June 30, 2026, the assets and liabilities of the Consolidated Funds were primarily related to our consolidated CLOs, which held approximately $10.9 billion of total assets. Additionally, the Investments of Consolidated Funds included approximately $1.1 billion related to investments that have been bridged to investment funds in our Global Private Equity segment.
Generally, the consolidation of the Consolidated Funds has a gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to the Company beyond the capital contributed by the Company to the
Consolidated Funds. The majority of the net economic ownership interests of the Consolidated Funds are reflected as non-
controlling interests in consolidated entities in the condensed consolidated financial statements. However, in certain
Consolidated Funds, particularly those where we have elected to invest additional amounts or bridge investments in new investment areas, the non-controlling interests are less significant and may impact net income attributable to the common stockholders.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025. Our condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented; however, the Consolidated Funds are not the same entities in all periods shown due to changes in fund terms and the creation and termination of funds. As further described above, the consolidation of these funds primarily has the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, and net investment income (losses) of Consolidated Funds in the year that the fund is initially consolidated. The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Revenues
Fund management fees	$657.0	$620.4	$36.6	6%	$1,241.0	$1,206.5	$34.5	3%
Incentive fees	98.9	40.5	58.4	144%	150.6	83.7	66.9	80%
Investment income (loss)
Performance allocations	44.7	638.8	(594.1)	(93)%	(636.4)	861.7	(1,498.1)	NM
Principal investment income (loss)	69.2	55.2	14.0	25%	133.6	(7.9)	141.5	NM
Total investment income (loss)	113.9	694.0	(580.1)	(84)%	(502.8)	853.8	(1,356.6)	NM
Interest and other income	61.2	55.0	6.2	11%	116.5	105.6	10.9	10%
Interest and other income of Consolidated Funds	192.5	163.0	29.5	18%	372.2	296.4	75.8	26%
Total revenues	1,123.5	1,572.9	(449.4)	(29)%	1,377.5	2,546.0	(1,168.5)	(46)%
Expenses
Compensation and benefits
Cash-based compensation and benefits	261.9	238.4	23.5	10%	489.0	456.8	32.2	7%
Equity-based compensation	116.0	92.9	23.1	25%	235.8	196.4	39.4	20%
Performance allocations and incentive fee related compensation	93.6	443.6	(350.0)	(79)%	(274.3)	615.0	(889.3)	NM
Total compensation and benefits	471.5	774.9	(303.4)	(39)%	450.5	1,268.2	(817.7)	(64)%
General, administrative and other expenses	202.9	205.5	(2.6)	(1)%	387.5	379.1	8.4	2%
Interest	38.2	28.0	10.2	36%	76.8	55.8	21.0	38%
Interest and other expenses of Consolidated Funds	163.3	170.8	(7.5)	(4)%	329.7	284.3	45.4	16%
Other non-operating income	—	(0.1)	0.1	(100)%	—	(0.1)	0.1	(100)%
Total expenses	875.9	1,179.1	(303.2)	(26)%	1,244.5	1,987.3	(742.8)	(37)%
Other income
Net investment income of Consolidated Funds	26.2	46.8	(20.6)	(44)%	(38.2)	52.9	(91.1)	NM
Income before provision for income taxes	273.8	440.6	(166.8)	(38)%	94.8	611.6	(516.8)	(84)%
Provision for income taxes	49.0	112.5	(63.5)	(56)%	11.9	124.9	(113.0)	(90)%
Net income	224.8	328.1	(103.3)	(31)%	82.9	486.7	(403.8)	(83)%
Net income attributable to non- controlling interests in consolidated entities	87.7	8.4	79.3	NM	78.0	37.0	41.0	111%
Net income attributable to The Carlyle Group Inc. Common Stockholders	$137.1	$319.7	$(182.6)	(57)%	$4.9	$449.7	$(444.8)	(99)%
NM - Not meaningful

Revenues
Fund management fees. The following table provides the components of the changes in Fund management fees for the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026 v. 2025
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds which charge fees based on commitments and the impact of incremental fundraising in funds which activated fees in a prior period	$34.0	$91.0
Net lower management fees resulting from the change in basis from commitments to invested capital and step-downs in rate for certain funds and the impact of net investment activity in funds whose management fees are based on invested capital	(33.6)	(50.6)
Decrease in catch-up management fees from subsequent closes of funds that are in the fundraising period	(12.7)	(26.7)
Higher transaction and portfolio advisory fees	62.6	35.3
All other changes(1)	(13.7)	(14.5)
Total increase in Fund management fees(2)	$36.6	$34.5
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
No fund generated over 10% of total fund management fees in any of the periods presented. Fee-earning AUM as of
June 30, 2026 increased in Carlyle AlpInvest and Global Credit and decreased in Global Private Equity as compared to June 30,
2025, reflecting a diversified fund management fee base across our three business segments.
Fund management fees included transaction and portfolio advisory fees, net of rebate offsets, of $108.5 million and $45.8 million for the three months ended June 30, 2026 and 2025, respectively, and $157.8 million and $122.5 million for the six months ended June 30, 2026 and 2025, respectively. These fees primarily comprise capital markets fees generated by Carlyle
Global Capital Markets. The recognition of portfolio advisory fees, transactions fees, and capital markets fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. See
“—Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.
Incentive fees. Incentive fees increased $58.4 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and increased $66.9 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to catch-up fees from the restructuring of certain incentive fee arrangements in the
Global Credit segment, as well as the growth and performance of the CAPM and CAPS evergreen funds in the Carlyle
AlpInvest segment.

Investment income (loss). The components of Investment income (loss) are included in the following table:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Performance allocations	$44.7	$638.8	$(594.1)	(93)%	$(636.4)	$861.7	$(1,498.1)	NM
Principal investment income (loss):
Investment income (loss) from NGP, which includes performance allocations	44.0	34.8	9.2	26%	99.3	(72.4)	171.7	NM
Investment income (loss) from our carry funds:
Global Private Equity	21.2	7.9	13.3	168%	19.5	19.4	0.1	1%
Global Credit	(5.3)	(0.9)	(4.4)	NM	(2.2)	(0.1)	(2.1)	NM
Carlyle AlpInvest	0.7	4.5	(3.8)	(84)%	(2.3)	6.7	(9.0)	NM
Investment loss from our CLOs	(0.7)	(6.7)	6.0	(90)%	(10.4)	(7.5)	(2.9)	39%
Investment income from Carlyle FRL	3.5	1.5	2.0	133%	10.3	15.4	(5.1)	(33)%
Investment income (loss) from our other Global Credit products	5.3	(1.7)	7.0	NM	6.3	4.7	1.6	34%
Investment income from our other Carlyle AlpInvest products	1.3	8.2	(6.9)	(84)%	14.7	19.8	(5.1)	(26)%
Investment income on foreign currency hedges	1.5	2.4	(0.9)	(38)%	0.5	1.6	(1.1)	(69)%
All other investment income (loss)	(2.3)	5.2	(7.5)	NM	(2.1)	4.5	(6.6)	NM
Total Principal investment income (loss)	69.2	55.2	14.0	25%	133.6	(7.9)	141.5	NM
Total Investment income (loss)	$113.9	$694.0	$(580.1)	(84)%	$(502.8)	$853.8	$(1,356.6)	NM
Performance allocations. Performance allocations by segment for the three and six months ended June 30, 2026 and 2025 comprised the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Global Private Equity	$(101.8)	$476.9	$(578.7)	NM	$(799.9)	$561.9	$(1,361.8)	NM
Global Credit	102.6	50.8	51.8	102%	139.3	129.8	9.5	7%
Carlyle AlpInvest	43.9	111.1	(67.2)	(60)%	24.2	170.0	(145.8)	(86)%
Total performance allocations	$44.7	$638.8	$(594.1)	(93)%	$(636.4)	$861.7	$(1,498.1)	NM
Performance allocations for the three and six months ended June 30, 2026 included the following:
•In the Global Private Equity segment, for the three and six months ended June 30, 2026, reversals of Performance allocations were primarily attributable to declines in CP VII’s accrued performance allocations, largely due to decreases in the market price of certain public investments and the impact of preferred return, partially offset by accruals of Performance allocations resulting from appreciation in our international energy funds, CJP IV, CP VIII,
CP Growth I, CGP II, and CETP III.
•In the Global Credit segment, for the three and six months ended June 30, 2026, Performance allocation accruals were primarily driven by appreciation in CCOF III, SASOF IV, and SASOF V.
•In the Carlyle AlpInvest segment, for the three and six months ended June 30, 2026, Performance allocation accruals were primarily driven by appreciation in our secondaries & portfolio finance funds, partially offset by declines in
ACF VIII due to the impact of preferred return.

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
Principal investment income (loss). Principal investment income for the three months ended June 30, 2026 and 2025 was primarily attributable to performance allocations on funds managed by NGP. Principal investment income for the six months ended June 30, 2026 was primarily attributable to performance allocations on funds managed by NGP. Principal investment loss for the six months ended June 30, 2025 was primarily attributable to an impairment charge of $92.5 million and a
$38.0 million reduction in NGP accrued carry, both of which negatively impacted the six months ended June 30, 2025 as a result of the restructuring of the terms of our strategic investment in NGP (see Note 4, Investments, for more information).
Interest and other income of Consolidated Funds. Interest and other income of Consolidated Funds increased $29.5 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and increased $75.8 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily driven by an increase in interest income from our consolidated CLOs.
Expenses
Compensation and benefits. Total compensation and benefits decreased $303.4 million for the three months ended June
30, 2026, as compared to the three months ended June 30, 2025, and decreased $817.7 million for the six months ended June
30, 2026, as compared to the six months ended June 30, 2025. The decrease for the three and six months ended June 30, 2026 relative to the comparable prior year period is primarily attributable to a decrease in Performance allocations and incentive fee related compensation of $350.0 million and $889.3 million, respectively, which was driven by a decrease in Performance allocations, on which Performance allocations and incentive fee related compensation is based. This was partially offset by an increase in Equity-based compensation for the three and six months ended June 30, 2026 relative to the comparable prior year period of $23.1 million and $39.4 million, respectively, primarily driven by stock awards granted in December 2025 and
February 2026 to further align leadership with Company performance, as well as an increase in Cash-based compensation and benefits of $23.5 million and $32.2 million, respectively, primarily due to an increase in headcount.
Interest and other expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds decreased $7.5 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Interest and other expenses of Consolidated Funds increased $45.4 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to higher interest expense related to the consolidated CLOs and a collateralized fund obligation in the Carlyle AlpInvest segment that was consolidated in the third quarter of 2025.

Other Income (Loss)
Net investment income (loss) of Consolidated Funds. The table below summarizes the components of Net investment income (loss) of Consolidated Funds:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Net realized gains (losses) on investments of Consolidated Funds (excluding CLOs)	$8.3	$4.7	$3.6	77%	$28.6	$18.6	$10.0	54%
Net change in unrealized gains (losses) on investments of Consolidated Funds (excluding CLOs)	34.8	53.3	(18.5)	(35)%	(15.0)	55.6	(70.6)	NM
Net realized and unrealized gains (losses) on investments of Consolidated Funds (excluding CLOs)	43.1	58.0	(14.9)	(26)%	13.6	74.2	(60.6)	(82)%
Gains (losses) on investments of consolidated CLOs	103.5	(53.4)	156.9	NM	(115.6)	(62.6)	(53.0)	85%
Gains (losses) from liabilities of consolidated CLOs	(120.4)	42.2	(162.6)	NM	63.8	41.3	22.5	54%
Net gains (losses) from consolidated CLOs	(16.9)	(11.2)	(5.7)	51%	(51.8)	(21.3)	(30.5)	143%
Total net investment income (loss) of Consolidated Funds	$26.2	$46.8	$(20.6)	(44)%	$(38.2)	$52.9	$(91.1)	NM
Net investment income (loss) of Consolidated Funds for the three and six months ended June 30, 2026 included net change in unrealized loss on an investment in a consolidated infrastructure fund in our Global Private Equity segment of approximately $47 million and $82 million, respectively. Through June 30, 2026, the cumulative unrealized investment loss recognized with respect to this investment attributable to the Company was approximately $222 million, which will be realized upon the disposition of the fund’s investment, which we currently expect will occur later in 2026. These unrealized losses were partially offset by unrealized gains primarily attributable to consolidated funds in our Carlyle AlpInvest segment.
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
Income Tax Expense
Provision for income taxes. Our provision for income taxes was $49.0 million and $112.5 million for the three months ended June 30, 2026 and 2025, respectively, and $11.9 million and $124.9 million for the six months ended June 30, 2026 and
2025, respectively. Our effective tax rate was approximately 18% and 26% for the three months ended June 30, 2026 and 2025, respectively, and 13% and 20% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three months ended June 30, 2026 and 2025 primarily comprised the 21% U.S. federal corporate income tax rate, the impact of
U.S. state and foreign income taxes, and disallowed executive compensation, offset by non-controlling interest. The effective tax rate for the six months ended June 30, 2026 and 2025 primarily comprised the 21% U.S. federal corporate income tax rate and the tax effects of equity-based compensation deductions, disallowed executive compensation, and non-controlling interest.
For the six months ended June 30, 2026, the effective tax rate also included the impact of a one-time tax expense related to a change in the tax classification of a consolidated subsidiary.
Non-controlling Interests
Net income attributable to non-controlling interests in consolidated entities. Net income attributable to non-controlling interests in consolidated entities was $87.7 million for the three months ended June 30, 2026, as compared to $8.4 million for the three months ended June 30, 2025, and $78.0 million for the six months ended June 30, 2026, as compared to $37.0 million for the six months ended June 30, 2025. The increase for the three and six months ended June 30, 2026 as compared to three and six months ended June 30, 2025 was primarily due to net earnings of several Consolidated Funds in our Carlyle AlpInvest segment, partially offset by a decline of $14.0 million during the three and six months ended June 30, 2026 in accrued carry held by non-controlling interests. These amounts also reflect the related allocation of Consolidated Funds’ net earnings to limited partners or CLO investors, net earnings from our insurance solutions business and certain other products allocated to third-party investors, and net income attributable to non-controlling interests in carried interest and giveback obligations. The net income (loss) of our Consolidated Funds, after eliminations, attributable to non-controlling interests was $59.3 million and
$13.9 million for the three months ended June 30, 2026 and 2025, respectively, and $56.8 million and $21.9 million for the six months ended June 30, 2026 and 2025, respectively.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These Non-GAAP financial measures are presented for the three and six months ended June 30, 2026 and 2025. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with the Conversion, impairment charges associated with lease right-of-use assets, gains or losses from retirement of debt, charges associated with contract terminations and employee severance, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions, infrequently occurring or unusual events, and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.
The following table shows our total segment DE and FRE for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Total segment revenues	$1,112.2	$984.0	$1,863.1	$2,027.2
Total segment expenses	639.9	553.0	1,063.8	1,140.8
(=) Distributable Earnings	$472.3	$431.0	$799.3	$886.4
(-) Realized net performance revenues	114.6	87.7	135.1	215.1
(-) Realized principal investment income	22.6	33.5	50.8	63.5
(+) Net interest	22.6	13.5	44.3	26.1
(=) Fee Related Earnings	$357.7	$323.3	$657.7	$633.9
The following table sets forth our total segment revenues for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$560.1	$589.6	$1,104.6	$1,115.1
Portfolio advisory and transaction fees, net and other	110.5	47.9	164.6	125.8
Fee related performance revenues	88.7	38.7	134.1	78.2
Total fund level fee revenues	759.3	676.2	1,403.3	1,319.1
Realized performance revenues	314.8	259.8	376.6	614.9
Realized principal investment income	22.6	33.5	50.8	63.5
Interest income	15.5	14.5	32.4	29.7
Total Segment Revenues	$1,112.2	$984.0	$1,863.1	$2,027.2

The following table sets forth our total segment expenses for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$266.3	$233.8	$484.8	$457.8
Realized performance revenue related compensation	200.2	172.1	241.5	399.8
Total compensation and benefits	466.5	405.9	726.3	857.6
General, administrative, and other indirect expenses	120.1	106.3	229.7	201.9
Depreciation and amortization expense	15.2	12.8	31.1	25.5
Interest expense	38.1	28.0	76.7	55.8
Total Segment Expenses	$639.9	$553.0	$1,063.8	$1,140.8
Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to Distributable
Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to
Distributable Earnings and to Fee Related Earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Income (loss) before provision for income taxes	$273.8	$440.6	$94.8	$611.6
Adjustments:
Net unrealized performance and fee related performance revenues	71.1	(124.3)	325.6	(34.3)
Unrealized principal investment (income) loss	50.8	(25.5)	119.1	(42.5)
Equity-based compensation(1)	117.0	96.4	238.8	201.1
Acquisition or disposition-related charges, including amortization of intangibles and impairment	44.9	48.3	91.3	170.5
Tax (expense) benefit associated with certain foreign performance revenues	(0.3)	(0.1)	0.4	(0.1)
Net (income) loss attributable to non-controlling interests in consolidated entities	(87.7)	(8.4)	(78.0)	(37.0)
Other adjustments(2)	2.7	4.0	7.3	17.1
(=) Distributable Earnings	$472.3	$431.0	$799.3	$886.4
(-) Realized net performance revenues, net of related compensation(3)	114.6	87.7	135.1	215.1
(-) Realized principal investment income(3)	22.6	33.5	50.8	63.5
(+) Net interest	22.6	13.5	44.3	26.1
(=) Fee Related Earnings	$357.7	$323.3	$657.7	$633.9
(1)Equity-based compensation includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.

(3)  See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended June 30, 2026
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$44.7	$270.1	$314.8
Performance revenues related compensation expense	93.6	106.6	200.2
Net performance revenues	$(48.9)	$163.5	$114.6

Principal investment income (loss)	$69.2	$(46.6)	$22.6

	Six Months Ended June 30, 2026
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(636.4)	$1,013.0	$376.6
Performance revenues related compensation expense	(274.3)	515.8	241.5
Net performance revenues	$(362.1)	$497.2	$135.1

Principal investment income (loss)	$133.6	$(82.8)	$50.8

	Three Months Ended June 30, 2025
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$638.8	$(379.0)	$259.8
Performance revenues related compensation expense	443.6	(271.5)	172.1
Net performance revenues	$195.2	$(107.5)	$87.7

Principal investment income (loss)	$55.2	$(21.7)	$33.5

	Six Months Ended June 30, 2025
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$861.7	$(246.8)	$614.9
Performance revenues related compensation expense	615.0	(215.2)	399.8
Net performance revenues	$246.7	$(31.6)	$215.1

Principal investment income (loss)	$(7.9)	$71.4	$63.5
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
appropriate operating captions for the Non-GAAP results, and the exclusion of charges associated with the investment in NGP
Management and its affiliates that are excluded from the Non-GAAP results.

Distributable Earnings for our reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Global Private Equity	$218.5	$231.9	$368.4	$497.5
Global Credit	158.0	120.9	256.2	231.4
Carlyle AlpInvest	95.8	78.2	174.7	157.5
Distributable Earnings	$472.3	$431.0	$799.3	$886.4
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
basis due to the exclusion of fund expenses that are paid by the Consolidated Funds.

Global Private Equity
The following table presents our results of operations for our Global Private Equity(1) segment:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$283.4	$302.4	$(19.0)	(6)%	$567.7	$585.4	$(17.7)	(3)%
Portfolio advisory and transaction fees, net and other	17.9	6.9	11.0	159%	24.7	21.4	3.3	15%
Fee related performance revenues	3.0	—	3.0	NM	5.1	—	5.1	NM
Total fund level fee revenues	304.3	309.3	(5.0)	(2)%	597.5	606.8	(9.3)	(2)%
Realized performance revenues	251.5	244.7	6.8	3%	281.2	561.8	(280.6)	(50)%
Realized principal investment income (loss)	5.6	12.4	(6.8)	(55)%	17.4	27.5	(10.1)	(37)%
Interest income	5.3	5.5	(0.2)	(4)%	12.3	11.5	0.8	7%
Total revenues	566.7	571.9	(5.2)	(1)%	908.4	1,207.6	(299.2)	(25)%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	108.3	108.4	(0.1)	—%	199.6	209.1	(9.5)	(5)%
Realized performance revenues related compensation	159.0	160.9	(1.9)	(1)%	178.8	361.3	(182.5)	(51)%
Total compensation and benefits	267.3	269.3	(2.0)	(1)%	378.4	570.4	(192.0)	(34)%
General, administrative, and other indirect expenses	54.5	50.3	4.2	8%	108.4	99.0	9.4	9%
Depreciation and amortization expense	7.9	7.0	0.9	13%	16.3	13.9	2.4	17%
Interest expense	18.5	13.4	5.1	38%	36.9	26.8	10.1	38%
Total expenses	348.2	340.0	8.2	2%	540.0	710.1	(170.1)	(24)%
(=) Distributable Earnings	$218.5	$231.9	$(13.4)	(6)%	$368.4	$497.5	$(129.1)	(26)%
(-) Realized net performance revenues	92.5	83.8	8.7	10%	102.4	200.5	(98.1)	(49)%
(-) Realized principal investment income (loss)	5.6	12.4	(6.8)	(55)%	17.4	27.5	(10.1)	(37)%
(+) Net interest	13.2	7.9	5.3	67%	24.6	15.3	9.3	61%
(=) Fee Related Earnings	$133.6	$143.6	$(10.0)	(7)%	$273.2	$284.8	$(11.6)	(4)%
(1)For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions.

Distributable Earnings
The following table provides the components of the changes in Distributable Earnings for the three and six months ended
June 30, 2026:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026 v. 2025
	(Dollars in millions)
Distributable Earnings, June 30, 2025	$231.9	$497.5
Increases (decreases):
Decrease in Fee related earnings	(10.0)	(11.6)
Increase (decrease) in Realized net performance revenues	8.7	(98.1)
Decrease in Realized principal investment income	(6.8)	(10.1)
Increase in Net interest	(5.3)	(9.3)
Total decrease	(13.4)	(129.1)
Distributable Earnings, June 30, 2026	$218.5	$368.4
Realized net performance revenues. Realized net performance revenues increased $8.7 million for the three months ended
June 30, 2026, as compared to the three months ended June 30, 2025, and decreased $98.1 million for the six months ended
June 30, 2026, as compared to the six months ended June 30, 2025. Realized net performance revenues for the three and six months ended June 30, 2026 were primarily attributable to realizations in CJP IV, which realized carry for the first time in the second quarter of 2026, and to a lesser extent, CP VI. Realized net performance revenues for the three months ended June 30,
2025 were primarily attributable to realizations in NGP XI and, to a lesser extent, CAP IV and CP VI. Realized net performance revenues for the six months ended June 30, 2025 were primarily attributable to realizations in CPP II, NGP XI, and CAP IV.
While overall exit activity increased for the six months ended June 30, 2026, as compared to the six months ended June 30,
2025, the mix of exits was more concentrated in funds not yet realizing performance revenues.
Realized principal investment income. Realized principal investment income decreased $6.8 million for three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to lower realized investment income from our U.S. buyout funds. Realized principal investment income decreased $10.1 million for the six months ended June 30,
2026, as compared to the six months ended June 30, 2025, primarily due to lower realized principal investment income from our U.S. and Europe buyout and infrastructure funds, partially offset by an increase from our Japan buyout funds. Global
Private Equity distributable earnings in the second half of 2026 may be lower than the first half of 2026 due to the expected realization of a loss on an investment in an infrastructure fund. Through June 30, 2026, the cumulative unrealized loss with respect to this investment is $222 million and will reduce realized principal investment income in Global Private Equity upon disposition of the investment, which we currently expect will occur later in 2026.

Fee Related Earnings
The following table provides the components of the changes in Fee Related Earnings for the three and six months ended
June 30, 2026:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026 v. 2025
	(Dollars in millions)
Fee Related Earnings, June 30, 2025	$143.6	$284.8
Increases (decreases):
Decrease in Fee revenues	(5.0)	(9.3)
Decrease in Cash-based compensation and benefits	0.1	9.5
Increase in General, administrative and other indirect expenses	(4.2)	(9.4)
All other changes	(0.9)	(2.4)
Total decrease	(10.0)	(11.6)
Fee Related Earnings, June 30, 2026	$133.6	$273.2
Fee Revenues. The following table provides the components of the changes in Fee revenues for the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026 v. 2025
	(Dollars in millions)
Lower Fund management fees	$(19.0)	$(17.7)
Higher Portfolio advisory and transaction fees, net and other	11.0	3.3
Higher Fee related performance revenues	3.0	5.1
Total decrease in fee revenues	$(5.0)	$(9.3)
Fund management fees decreased for the three months ended June 30, 2026 as compared to the three months ended June
30, 2025 driven by exit activity in funds on which management fees are based on invested capital and step-down in CP VII. The decrease for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was driven by exit activity in funds on which management fees are based on invested capital, a management fee step-down in CP VII, and lower catch-up management fees, partially offset by the activation of management fees in CRP X in April 2025.
Portfolio advisory and transaction fees, net and other for the three and six months ended June 30, 2026 were primarily driven by fees associated with multiple large transactions that closed during the second quarter of 2026. Portfolio advisory and transaction fees, net and other for the six months ended June 30, 2025 reflected fees associated with the acquisition of a healthcare investment across our U.S., Europe, and Asia buyout funds. Transaction fees are primarily generated by investment activity within our funds, and are therefore impacted by our investment pace. See “—Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $9.5 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to a decrease in bonus accruals, partially offset by the impact of increased headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $4.2 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and increased $9.4 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to higher IT-
related spending, higher conference costs, and unfavorable foreign currency remeasurement resulting from the strengthening of the U.S. dollar in 2026.

Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2026	2025
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$41,021	$42,297
Fee-earning AUM based on invested capital	44,700	49,703
Fee-earning AUM based on net asset value	8,497	7,364
Fee-earning AUM based on lower of cost or fair value	2,339	2,966
Total Fee-earning AUM	$96,557	$102,330
Annualized Management Fee Rate(2)	1.14%	1.16%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Fee-earning AUM in our Global Private Equity segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Balance, Beginning of Period	$99,059	$98,711	$101,366	$98,033
Inflows(1)	748	9,169	1,855	10,666
Outflows (including realizations)(2)	(3,029)	(6,539)	(6,303)	(8,016)
Market Activity & Other(3)	(30)	(208)	81	(258)
Foreign Exchange(4)	(191)	1,197	(442)	1,905
Balance, End of Period	$96,557	$102,330	$96,557	$102,330
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
period end.
Fee-earning AUM of $96.6 billion at June 30, 2026 decreased 3% from $99.1 billion at March 31, 2026. The net decrease was due to:
•Outflows of $3.0 billion, driven by the expiration of fees in CEOF II during the period and realizations in funds that charge fees on invested capital, notably in CP VII and CEP V.
Offsetting this decrease were:
•Inflows of $0.7 billion, primarily driven by investments in our evergreen funds which charge fees on net asset value, as well as investment activity in our funds which charge fees on invested capital.

Fee-earning AUM at June 30, 2026 decreased 5% from $101.4 billion at December 31, 2025, due to:
•Outflows of $6.3 billion, which were driven by realizations in funds that charge fees on invested capital, notably in
CP VII, CRP IX and CEP V, as well as the expiration of fees in CEOF II.
Offsetting this decrease were:
•Inflows of $1.9 billion, primarily driven by investments in our evergreen funds which charge fees on net asset value, as well as investment activity in our funds which charge fees on invested capital.
Fee-earning AUM at June 30, 2026 decreased 6% from $102.3 billion at June 30, 2025, due to:
•Outflows of $9.0 billion driven by realizations in funds that charge fees on invested capital, notably in CP VII, CEP
V, CRP IX, and the NGP Energy funds, and the expiration of fees in CEOF II during the period.
Offsetting this decrease were:
•Inflows of $3.9 billion, primarily driven by investments in our evergreen funds, additional fee-paying capital raised in our life sciences funds, as well as investment activity in our U.S. real estate funds which charge fees on invested capital.
Total AUM
Total AUM was $162.7 billion at June 30, 2026, which comprised $120.7 billion of investments at fair value and $42.0 billion of available capital. Approximately 10% of the fair value as of June 30, 2026 was publicly traded, and approximately
66% was aged four or more years. The table below provides the period to period rollforward of Total AUM in our Global
Private Equity segment.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(Dollars in millions)
Balance, Beginning of Period	$159,027	$163,543
Inflows(1)	6,427	8,670
Outflows (including realizations)(2)	(4,585)	(11,200)
Market Activity & Other(3)	2,155	2,373
Foreign Exchange(4)	(321)	(683)
Balance, End of Period	$162,703	$162,703
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
period end.
Total AUM was $162.7 billion at June 30, 2026, an increase of 2% from $159.0 billion at March 31, 2026. The net increase was due to:
•Inflows of $6.4 billion, driven by $5 billion of capital raised in an investment vehicle that is earmarked for our next vintage U.S. buyout fund; and
•Market activity of $2.2 billion, driven by appreciation of $0.6 billion from the NGP Energy funds, $0.4 billion from our international energy funds, and $0.4 billion from our Asia buyout funds, offset by depreciation of $0.2 billion from our U.S. real estate funds and, $0.1 billion from our Europe buyout funds.

Offsetting these increases were:
•Outflows of $4.6 billion driven by realizations in our U.S. buyout, Japan buyout and U.S. real estate funds.
Total AUM at June 30, 2026 decreased 1% from $163.5 billion at December 31, 2025, due to:
•Outflows of $11.2 billion, primarily driven by realizations in our U.S. buyout, U.S. real estate and Japan buyout funds; and
•Negative foreign exchange activity of $0.7 billion reflected the impact of a strengthening U.S. Dollar on the translation of our EUR- and JPY-denominated funds to USD.
Offsetting these decreases were:
•Inflows of $8.7 billion, driven by $5 billion of capital raised in an investment vehicle that is earmarked for our next vintage U.S. buyout fund, as well as capital raised in U.S. buyout coinvestments and U.S. real estate products; and
•Market activity of $2.4 billion, driven by appreciation of $1.4 billion from the NGP Energy funds, $1.3 billion from our international energy funds, and $0.6 billion from our Japan buyout funds, offset by depreciation of $0.6 billion from our Europe buyout funds, $0.4 billion from our Asia buyout funds, and $0.4 billion from our U.S. buyout
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

(Amounts in millions)				TOTAL INVESTMENTS						REALIZED/PARTIALLY REALIZED INVESTMENTS(12)
				As of June 30, 2026						As of June 30, 2026
Fund (Fee Initiation Date/Step-down Date)(1)	Committed Capital(2)	Cumulative Invested Capital(3)	Percent Invested	Realized Value(4)	Remaining Fair Value(5)	MOIC (6)	Gross IRR (7)(8)	Net IRR (8)(9)	Net Accrued Carry/ (Giveback) (10)	Total Value(11)	MOIC (6)	Gross IRR (7)(8)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,797	$12,419	84%	$3,184	$14,935	1.5x	19%	11%	$228	$4,615	2.2x	50%
CP VII (May 2018 / Oct 2021)	$18,510	$17,787	96%	$13,691	$16,134	1.7x	11%	8%	$256	$19,226	2.1x	16%
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$26,929	$1,574	2.2x	17%	13%	$71	$27,665	2.5x	22%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$28,126	$172	2.1x	18%	14%	$12	$28,136	2.3x	20%
CEP V (Oct 2018 / Oct 2024)	€6,416	€6,076	95%	€1,794	€4,266	1.0x	Neg	Neg	$—	€878	0.8x	Neg
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,964	108%	€6,294	€1,142	1.9x	16%	11%	$40	€6,260	2.1x	20%
CEP III (Jul 2007 / Dec 2013)	€5,295	€5,177	98%	€11,749	€0	2.3x	19%	14%	$—	€11,749	2.3x	19%
CAP VI (Jun 2024 / Jun 2030)	$2,886	$509	18%	$—	$509	1.0x	NM	NM	$—	n/a	n/a	n/a
CAP V (Jun 2018 / Jun 2024)	$6,554	$7,071	108%	$3,067	$6,432	1.3x	10%	5%	$—	$2,146	1.3x	23%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,146	107%	$8,715	$269	2.2x	18%	13%	$19	$8,707	2.4x	21%
CJP V (Nov 2024 / Nov 2030)	¥434,325	¥119,642	28%	¥—	¥118,146	1.0x	NM	NM	$—	n/a	n/a	n/a
CJP IV (Oct 2020 / Nov 2024)	¥258,000	¥236,110	92%	¥304,891	¥256,443	2.4x	39%	28%	$71	¥369,075	3.9x	61%
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥275,264	¥8,832	3.1x	25%	18%	$4	¥274,341	3.3x	26%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$982	98%	$862	$1,419	2.3x	20%	14%	$70	$1,358	3.4x	29%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$2,083	$538	2.8x	25%	19%	$30	$2,620	2.8x	26%
CP Growth (Oct 2021 / Oct 2027)	$1,283	$657	51%	$1	$1,065	1.6x	23%	11%	$14	n/a	n/a	n/a
CEOF II (Nov 2015 / Mar 2020)	$2,400	$2,370	99%	$4,109	$1,364	2.3x	20%	15%	$67	$4,622	2.4x	22%
CETP V (Mar 2022 / Jun 2028)	€3,180	€1,859	58%	€—	€2,299	1.2x	NM	NM	$—	€—	0.0x	NM
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,204	89%	€1,726	€970	2.2x	27%	18%	$38	€1,837	3.7x	56%
CETP III (Jul 2014 / Jul 2019)	€657	€614	94%	€2,040	€215	3.7x	41%	29%	$15	€2,040	4.0x	44%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$236	$2,245	2.5x	25%	20%	$52	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,267	91%	$2,110	$2,207	1.3x	4%	3%	$2	$2,263	1.5x	7%
All Other Active Funds & Vehicles(13)		$22,170	n/a	$17,466	$17,340	1.6x	11%	10%	$30	$20,968	2.1x	18%
Fully Realized Funds & Vehicles(14)(15)		$35,288	n/a	$81,161	$2	2.3x	28%	20%	$—	$81,163	2.3x	28%
TOTAL CORPORATE PRIVATE EQUITY(16)		$159,284	n/a	$222,247	$78,711	1.9x	25%	17%	$1,017	$233,427	2.3x	26%

Real Estate
CRP X (Apr 2025 / Jul 2030)	$9,000	$939	10%	$18	$989	1.1x	NM	NM	$—	n/a	n/a	n/a
CRP IX (Oct 2021 / Dec 2024)	$7,987	$6,488	81%	$978	$6,756	1.2x	9%	2%	$—	$943	1.3x	26%
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$4,963	90%	$6,125	$2,480	1.7x	30%	16%	$59	$6,093	2.1x	46%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,754	90%	$5,216	$944	1.6x	16%	10%	$(34)	$5,207	1.7x	20%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,145	92%	$3,828	$90	1.8x	26%	17%	$4	$3,781	1.9x	28%
CPI (May 2016 / n/a)	$9,050	$9,139	n/a	$3,840	$8,254	1.3x	9%	7%	n/a*	$2,249	1.7x	11%
All Other Active Funds & Vehicles(17)		$3,025	n/a	$724	$2,750	1.1x	8%	5%	$6	$448	1.2x	19%
Fully Realized Funds & Vehicles(15)(18)		$14,177	n/a	$21,547	$13	1.5x	9%	5%	$—	$21,560	1.5x	10%
TOTAL REAL ESTATE(16)		$44,629	n/a	$42,275	$22,275	1.4x	11%	7%	$35	$40,296	1.6x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,301	57%	$1,084	$1,667	2.1x	31%	17%	$69	$910	3.8x	NM**
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,470	99%	$3,650	$1,645	2.1x	16%	10%	$80	$4,442	2.3x	17%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$2,136	97%	$680	$3,082	1.8x	16%	10%	$90	$832	1.9x	16%
CRSEF II (Nov 2022 / Aug 2027)	$1,187	$511	43%	$—	$1,037	2.0x	41%	28%	$27	n/a	n/a	n/a
NGP XIII (Feb 2023 / Feb 2028)	$2,300	$1,150	50%	$199	$1,719	1.7x	50%	33%	$12	$182	5.0x	NM
NGP XII (Jul 2017 / Jul 2022)	$4,304	$3,686	86%	$4,947	$2,944	2.1x	21%	15%	$40	$4,607	2.8x	33%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$5,034	95%	$8,355	$1,582	2.0x	13%	10%	$58	$8,857	2.1x	17%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,578	$265	1.1x	3%	1%	$—	$3,359	1.2x	5%
All Other Active Funds & Vehicles(19)		$5,424	n/a	$3,685	$5,880	1.8x	17%	15%	$49	$3,761	2.4x	21%
Fully Realized Funds & Vehicles(15)(20)		$3,534	n/a	$5,581	$—	1.6x	8%	5%	$—	$5,581	1.6x	8%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES(16)		$28,597	n/a	$31,760	$19,820	1.8x	13%	9%	$425	$32,531	2.0x	14%

*Net accrued fee related performance revenues for CPI are excluded from Net Accrued Performance Revenues. These amounts will be reflected as fee related performance revenues when realized, and included in Fund level fee revenues in our segment results. Accrued fee related performance revenues for CPI were immaterial as of June 30, 2026.
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
(2)All amounts shown represent total capital commitments as of June 30, 2026. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.
(3)Represents the original cost of investments since inception of the fund.
(4)Represents all realized proceeds since inception of the fund.
(5)Represents remaining fair value, before management fees, expenses and carried interest, and may include remaining escrow values for realized investments.
(6)Multiple of invested capital (“MOIC”) represents total value, before management fees, expenses and carried interest,
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
Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$148.6	$170.0	$(21.4)	(13)%	$295.9	$309.6	$(13.7)	(4)%
Portfolio advisory and transaction fees, net and other	92.6	41.0	51.6	126%	139.8	104.4	35.4	34%
Fee related performance revenues	53.6	28.6	25.0	87%	85.7	57.4	28.3	49%
Total fund level fee revenues	294.8	239.6	55.2	23%	521.4	471.4	50.0	11%
Realized performance revenues	54.2	5.1	49.1	NM	64.9	18.4	46.5	253%
Realized principal investment income (loss)	6.6	12.0	(5.4)	(45)%	15.9	17.5	(1.6)	(9)%
Interest income	7.8	7.0	0.8	11%	15.0	14.0	1.0	7%
Total revenues	363.4	263.7	99.7	38%	617.2	521.3	95.9	18%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	111.9	88.2	23.7	27%	205.2	177.2	28.0	16%
Realized performance revenues related compensation	33.5	3.1	30.4	NM	40.2	11.0	29.2	265%
Total compensation and benefits	145.4	91.3	54.1	59%	245.4	188.2	57.2	30%
General, administrative, and other indirect expenses	40.5	36.2	4.3	12%	76.0	71.2	4.8	7%
Depreciation and amortization expense	4.8	3.8	1.0	26%	9.7	7.7	2.0	26%
Interest expense	14.7	11.5	3.2	28%	29.9	22.8	7.1	31%
Total expenses	205.4	142.8	62.6	44%	361.0	289.9	71.1	25%
(=) Distributable Earnings	$158.0	$120.9	$37.1	31%	$256.2	$231.4	$24.8	11%
(-) Realized net performance revenues	20.7	2.0	18.7	NM	24.7	7.4	17.3	234%
(-) Realized principal investment income (loss)	6.6	12.0	(5.4)	(45)%	15.9	17.5	(1.6)	(9)%
(+) Net interest	6.9	4.5	2.4	53%	14.9	8.8	6.1	69%
(=) Fee Related Earnings	$137.6	$111.4	$26.2	24%	$230.5	$215.3	$15.2	7%

Distributable Earnings
The following table provides the components of the changes in Distributable Earnings for the three and six months ended
June 30, 2026:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026 v. 2025
	(Dollars in millions)
Distributable Earnings, June 30, 2025	$120.9	$231.4
Increases (decreases):
Increase in Fee related earnings	26.2	15.2
Increase in Realized net performance revenues	18.7	17.3
Decrease in Realized principal investment income	(5.4)	(1.6)
Increase in Net interest	(2.4)	(6.1)
Total increase	37.1	24.8
Distributable Earnings, June 30, 2026	$158.0	$256.2
Realized net performance revenues. Realized net performance revenues increased $18.7 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and increased $17.3 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily attributable to realizations in CCOF II.
Fee Related Earnings
The following table provides the components of the changes in Fee Related Earnings for the three and six months ended
June 30, 2026:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026 v. 2025
	(Dollars in millions)
Fee Related Earnings, June 30, 2025	$111.4	$215.3
Increases (decreases):
Increase in Fee revenues	55.2	50.0
Increase in Cash-based compensation and benefits	(23.7)	(28.0)
Increase in General, administrative and other indirect expenses	(4.3)	(4.8)
All other changes	(1.0)	(2.0)
Total increase	26.2	15.2
Fee Related Earnings, June 30, 2026	$137.6	$230.5
Fee Revenues. The following table provides the components of the changes in Fee revenues for the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026 v. 2025
	(Dollars in millions)
Lower Fund management fees	$(21.4)	$(13.7)
Higher Portfolio advisory and transaction fees, net and other	51.6	35.4
Higher Fee related performance revenues	25.0	28.3
Total increase in Fee revenues	$55.2	$50.0
The decrease in Fund management fees for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was primarily attributable to $19 million of catch-up subordinated management fees in certain aviation funds in 2025, due in part to the collection of insurance proceeds and the sale of collateral in those vehicles, that did not recur in 2026. This was partially offset by increases in management fees from CCOF III, CTAC, and direct lending products for the three and six months ended June 30, 2026.
The increase in Portfolio advisory and transaction fees, net and other fees for the three and six months ended June 30,
2026 as compared to the three and six months ended June 30, 2025 was primarily driven by an increase in capital markets fees.
Capital markets fees in the three months ended June 30, 2026 were elevated in part due to approximately $49 million related to an investment vehicle that raised $5 billion of capital which is earmarked for our next vintage U.S. buyout fund. The recognition of capital markets fees can be volatile as they are primarily generated by investment activity. See “—Trends
Affecting Our Business” for further discussion on our investment activity and broader market trends.
The increase in Fee related performance revenues for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was primarily due to the restructuring of certain fee arrangements in our asset-backed finance products, the impact of which included approximately $19 million of catch-up fees.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased $23.7 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and increased $28.0 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to increased headcount to support the growth of the business as well as an increase in fee related compensation.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2026	2025
Global Credit	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$2,549	$2,530
Fee-earning AUM based on invested capital	22,876	20,884
Fee-earning AUM based on collateral balances, at par	42,368	45,062
Fee-earning AUM based on net asset value	4,209	3,512
Fee-earning AUM based on fair value and other(2)	95,628	90,796
Total Fee-earning AUM	$167,630	$162,784
Annualized Management Fee Rate(3)	0.35%	0.36%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes the fair value of Fortitude’s general account assets covered by the strategic advisory services agreement and funds with fees based on gross asset value.
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Global Credit Fee-earning AUM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Balance, Beginning of Period	$166,438	$160,731	$169,460	$154,186
Inflows(1)	4,605	4,470	7,889	12,281
Outflows (including realizations)(2)	(2,634)	(3,415)	(7,154)	(6,528)
Market Activity & Other(3)	(683)	237	(2,302)	1,702
Foreign Exchange(4)	(96)	761	(263)	1,143
Balance, End of Period	$167,630	$162,784	$167,630	$162,784

(1)Inflows represents limited partner capital raised by our carry funds or separately managed accounts for which management fees based on commitments were activated during the period, the fee-earning commitments invested in vehicles for which management fees are based on invested capital, incremental fee-earning collateral from new CLO issuances and resets, reinsurance and other transactions at
Fortitude, and gross subscriptions in our vehicles for which management fees are based on net asset value.
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
period end.
Fee-earning AUM was $167.6 billion at June 30, 2026, an increase of 1% from $166.4 billion at March 31, 2026. The net increase was due to:
•Inflows of $4.6 billion, which were driven by deployment across the platform, including two new-issue CLOs in our
U.S. liquid credit platform, deployment in our opportunistic credit and asset-backed finance funds, and closed block and flow reinsurance transactions in our insurance strategy.
Offsetting these increases were:
•Outflows of $2.6 billion, driven by outflows from our liquid credit and direct lending products, as well as realizations across the platform; and
•Negative market activity of $0.7 billion, which primarily reflected a decrease in the fair value of assets covered by the Fortitude strategic advisory services agreement.
Fee-earning AUM at June 30, 2026 decreased 1% from $169.5 billion at December 31, 2025, due to:
•Outflows of $7.2 billion, which were driven by outflows from our liquid credit products and realizations in our opportunistic credit funds; and
•Negative market activity of $2.3 billion, which primarily reflected a decrease in the fair value of assets covered by the Fortitude strategic advisory services agreement.
Offsetting these decreases were:
•Inflows of $7.9 billion, which were driven by deployment across the platform, closed block and flow reinsurance transactions in our insurance strategy, and the closing of two U.S. CLOs and one European CLO.
Fee-earning AUM at June 30, 2026 increased 3% from $162.8 billion at June 30, 2025, due to:
•Inflows of $22.4 billion, which reflected capital deployment across the platform, including the closing of seven U.S.
CLOs and three European CLOs, deployment across our asset-backed finance, opportunistic credit, and direct lending funds, and closed block and flow reinsurance transactions in our insurance strategy.
Offsetting this increase were:
•Outflows of $14.5 billion, which included outflows from our liquid credit products and realizations across the platform; and
•Negative market activity of $2.8 billion, which was primarily driven by a decrease in the fair value of assets covered by the Fortitude strategic advisory services agreement, partially offset by increases in our cross-platform credit products.

Total AUM
The table below provides the period to period rollforward of Total AUM in our Global Credit segment.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(Dollars in millions)
Balance, Beginning of Period	$209,495	$211,328
Inflows(1)	5,824	9,730
Outflows (including realizations)(2)	(4,964)	(9,679)
Market Activity & Other(3)	875	36
Foreign Exchange(4)	(111)	(296)
Balance, End of Period	$211,119	$211,119
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
period end.
Total AUM was $211.1 billion at June 30, 2026, an increase of 1% compared to $209.5 billion at March 31, 2026. The net increase was due to:
•Inflows of $5.8 billion, which were driven by the closing of three U.S. CLOs, capital raised in our asset-backed finance, infrastructure credit, and opportunistic credit products, and closed block and flow reinsurance transactions in our insurance strategy; and
•Positive market activity of $0.9 billion, primarily from an increase in the fair value of our direct lending, opportunistic credit, and aviation products, partially offset by a decrease in the fair value of assets covered by the
Fortitude strategic advisory services agreement.
Offsetting these increases were:
•Outflows of $5.0 billion, which primarily reflected outflows from our liquid credit products and realizations across the platform, notably in our direct lending, aviation, asset-backed finance, and opportunistic credit products.
Total AUM at June 30, 2026 slightly decreased from $211.3 billion at December 31, 2025, due to:
•Outflows of $9.7 billion, including outflows in our liquid credit products and realizations across the platform, notably in our aviation, direct lending, and asset-backed finance products.
Offsetting this decrease were:
•Inflows of $9.7 billion, which were driven by capital raised in our asset-backed finance strategy, including the first closing in our asset-backed income fund, the closing of three U.S. CLOs and one European CLO, and closed block and flow reinsurance transactions in our insurance strategy.
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
The following table reflects the performance of our significant carry funds in our Global Credit business. Please see “—
Our Global Investment Offerings” for a legend of the fund acronyms listed below.

(Dollars in millions)				TOTAL INVESTMENTS
				As of June 30, 2026
Fund (Fee Initiation Date/Step-down Date)(1)	Committed Capital(2)	Cumulative Invested Capital (3)	Percent Invested	Realized Value (4)	Remaining Fair Value (5)	MOIC (6)	Gross IRR (7) (8)	Net IRR (8) (9)	Net Accrued Carry/(Giveback) (10)
Global Credit Carry Funds
CCOF III - Levered (Feb 2023 / Oct 2028)	$4,678	$4,697	100%	$925	$4,765	1.2x	25%	16%	$36
CCOF II (Nov 2020 / Mar 2026)	$4,430	$5,950	134%	$5,251	$3,136	1.4x	14%	10%	$99
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,543	149%	$3,920	$1,275	1.5x	16%	11%	$30
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$1,822	$1,799	1.4x	9%	5%	$—
CICF II (Mar 2024 / Dec 2029)	$2,011	$474	24%	$211	$298	1.1x	NM	NM	$—
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,313	$58	1.4x	19%	12%	$6
All Other Active Funds & Vehicles(11)		$13,942	n/a	$6,871	$11,256	1.3x	12%	10%	$112
Fully Realized Funds & Vehicles(12)(13)		$9,698	n/a	$12,155	$29	1.3x	9%	4%	$—
TOTAL GLOBAL CREDIT CARRY FUNDS		$41,796	n/a	$32,468	$22,617	1.3x	11%	7%	$283
(1)The fund step-down date represents the contractual step-down date under the respective fund agreements for funds on which the fee basis step-down has not yet occurred. Funds without a listed Fee Initiation Date and Step-down Date have not yet initiated fees.
(2)All amounts shown represent total capital commitments as of June 30, 2026. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed capital for CCOF II excludes
$150 million in capital committed by a CCOF II investor to a side vehicle. The CCOF III platform, which includes
CCOF III - Levered, CCOF III - Unlevered, and CCOF III PSV, collectively has $5.7 billion of committed capital.
(3)Represents the original cost of investments since the inception of the fund. For CSP III and CSP IV, reflects amounts net of investment level recallable proceeds which is adjusted to reflect recyclability of invested capital for the purpose of calculating the fund MOIC.
(4)Represents all realized proceeds since inception of the fund.
(5)Represents remaining fair value, before management fees, expenses and carried interest, and may include remaining escrow values for realized investments.
(6)Multiple of invested capital (“MOIC”) represents total value, before management fees, expenses and carried interest,
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
(11)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts (SMAs), and stand-alone investments arranged by us: SASOF IV, SASOF V, CAPF VII, CICF, CAF, CALF, CCOF III - Unlevered,
and CCOF III PSV.

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
Carlyle AlpInvest
The following table presents our results of operations for our Carlyle AlpInvest segment:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$128.1	$117.2	$10.9	9%	$241.0	$220.1	$20.9	9%
Portfolio advisory and transaction fees, net and other	—	—	—	NM	0.1	—	0.1	NM
Fee related performance revenues	32.1	10.1	22.0	218%	43.3	20.8	22.5	108%
Total fund level fee revenues	160.2	127.3	32.9	26%	284.4	240.9	43.5	18%
Realized performance revenues	9.1	10.0	(0.9)	(9)%	30.5	34.7	(4.2)	(12)%
Realized principal investment income	10.4	9.1	1.3	14%	17.5	18.5	(1.0)	(5)%
Interest income	2.4	2.0	0.4	20%	5.1	4.2	0.9	21%
Total revenues	182.1	148.4	33.7	23%	337.5	298.3	39.2	13%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	46.1	37.2	8.9	24%	80.0	71.5	8.5	12%
Realized performance revenues related compensation	7.7	8.1	(0.4)	(5)%	22.5	27.5	(5.0)	(18)%
Total compensation and benefits	53.8	45.3	8.5	19%	102.5	99.0	3.5	4%
General, administrative, and other indirect expenses	25.1	19.8	5.3	27%	45.3	31.7	13.6	43%
Depreciation and amortization expense	2.5	2.0	0.5	25%	5.1	3.9	1.2	31%
Interest expense	4.9	3.1	1.8	58%	9.9	6.2	3.7	60%
Total expenses	86.3	70.2	16.1	23%	162.8	140.8	22.0	16%
(=) Distributable Earnings	$95.8	$78.2	$17.6	23%	$174.7	$157.5	$17.2	11%
(-) Realized net performance revenues	1.4	1.9	(0.5)	(26)%	8.0	7.2	0.8	11%
(-) Realized principal investment income	10.4	9.1	1.3	14%	17.5	18.5	(1.0)	(5)%
(+) Net interest	2.5	1.1	1.4	127%	4.8	2.0	2.8	140%
(=) Fee Related Earnings	$86.5	$68.3	$18.2	27%	$154.0	$133.8	$20.2	15%

Distributable Earnings
The following table provides the components of the changes in Distributable Earnings for the three and six months ended
June 30, 2026:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026 v. 2025
	(Dollars in millions)
Distributable Earnings, June 30, 2025	$78.2	$157.5
Increases (decreases):
Increase in Fee related earnings	18.2	20.2
(Decrease) increase in Realized net performance revenues	(0.5)	0.8
Increase (decrease) in Realized principal investment income	1.3	(1.0)
Increase in Net interest	(1.4)	(2.8)
Total increase	17.6	17.2
Distributable Earnings, June 30, 2026	$95.8	$174.7
Fee Related Earnings
The following table provides the components of the changes in Fee Related Earnings for the three and six months ended
June 30, 2026:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026 v. 2025
	(Dollars in millions)
Fee Related Earnings, June 30, 2025	$68.3	$133.8
Increases (decreases):
Increase in Fee revenues	32.9	43.5
Increase in Cash-based compensation and benefits	(8.9)	(8.5)
Increase in General, administrative and other indirect expenses	(5.3)	(13.6)
All other changes	(0.5)	(1.2)
Total increase	18.2	20.2
Fee Related Earnings, June 30, 2026	$86.5	$154.0
Fee Revenues. Fee revenues increased $32.9 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and increased $43.5 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily driven by an increase in Fee related performance revenues of $22.0 million and $22.5 million, respectively, reflecting growth and performance in our CAPM and CAPS funds, which drove a corresponding increase in cash-based compensation and benefits. Fund management fees also increased by $10.9 million and $20.9 million for the three and six months ended June 30, 2026, respectively, as compared to three and six months ended June 30, 2025, primarily driven by the impact of fundraising in AAF II, ASPF II, and ASF VIII, as well as continued growth in our CAPM and CAPS funds. These increases were partially offset by decreases in catch-up management fees of $11.0 million and $22.9 million, respectively, primarily due to the conclusion of fundraising for our most recent vintage secondaries & portfolio finance funds in the third quarter of 2025. Catch-up management fees totaled $11.5 million and $10.6 million for the three and six months ended
June 30, 2026, respectively.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $5.3 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and increased $13.6 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to an increase in professional fees and fundraising costs.

Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of June 30,
	2026	2025
Carlyle AlpInvest	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$29,056	$25,607
Fee-earning AUM based on invested capital(2)	9,398	10,022
Fee-earning AUM based on net asset value	21,161	15,345
Fee-earning AUM based on lower of cost or fair market value and other	10,607	8,613
Total Fee-earning AUM	$70,222	$59,587
Annualized Management Fee Rate(3)	0.68%	0.67%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating Metrics.”
(2)Includes amounts committed to or reserved for certain AlpInvest funds.
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Fee-earning AUM in our Carlyle AlpInvest segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Balance, Beginning of Period	$67,860	$54,401	$65,952	$52,139
Inflows(1)	3,145	4,399	6,391	6,957
Outflows (including realizations)(2)	(726)	(851)	(1,746)	(1,867)
Market Activity & Other(3)	131	180	98	195
Foreign Exchange(4)	(188)	1,458	(473)	2,163
Balance, End of Period	$70,222	$59,587	$70,222	$59,587
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
period end.

Fee-earning AUM was $70.2 billion at June 30, 2026, an increase of 3% from $67.9 billion at March 31, 2026. The net increase was due to:
•Inflows of $3.1 billion, which were driven by fee-paying capital raised and investment activity across all strategies, notably in our secondaries & portfolio finance and CAPM funds.
Offsetting this increase were:
•Outflows of $0.7 billion, which were driven by realizations in funds that charge fees on invested capital, mostly in our primary and secondaries & portfolio finance funds.
Fee-earning AUM at June 30, 2026 increased 6% from $66.0 billion at December 31, 2025, due to:
•Inflows of $6.4 billion, which were driven by investment activity and fee-paying capital raised in our secondaries &
portfolio finance strategy, as well as investment activity in our Carlyle AlpInvest wealth products.
Offsetting this increase were:
•Outflows of $1.7 billion, which were driven by step-downs in fee bases, as well as realizations in products across all strategies that charge fees on invested capital.
Fee-earning AUM at June 30, 2026 increased 18% compared to $59.6 billion at June 30, 2025, due to:
•Inflows of $15.5 billion, which were driven by fee-paying capital raised and investment activity across all strategies, notably in our secondaries & portfolio finance and Carlyle AlpInvest wealth products; and
•Market appreciation of $0.8 billion, which was driven by our Carlyle AlpInvest wealth products in which fees are based on net assert value.
Offsetting these increases were:
•Outflows of $5.1 billion, which reflected realizations across all strategies and step-downs in fee bases in our primary funds.
Total AUM
The table below provides the period to period rollforward of Total AUM in our Carlyle AlpInvest segment.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(Dollars in millions)
Balance, Beginning of Period	$106,896	$101,996
Inflows(1)	4,533	11,362
Outflows (including realizations)(2)	(1,770)	(3,966)
Market Activity & Other(3)	2,391	3,108
Foreign Exchange(4)	(377)	(827)
Balance, End of Period	$111,673	$111,673
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
period end.

Total AUM was $111.7 billion at June 30, 2026, an increase of 4% compared to $106.9 billion at March 31, 2026. The net increase was due to:
•Inflows of $4.5 billion, which reflected fundraising across the segment, notably in our secondaries & portfolio finance and CAPM funds; and
•Market appreciation of $2.4 billion, which was driven by our secondaries & portfolio finance and primary funds.
Offsetting these increases were:
•Outflows of $1.8 billion, predominantly from realizations in our secondaries & portfolio finance and primary strategies.
Total AUM at June 30, 2026 increased 9% compared to $102.0 billion at December 31, 2025, due to:
•Inflows of $11.4 billion, which reflected fundraising across the platform, notably in cross-strategy SMAs and our
AlpInvest wealth products; and
•Market appreciation of $3.1 billion, which was driven by our secondaries & portfolio finance and primary strategies, as well as our Carlyle AlpInvest wealth products.
Offsetting these increases were:
•Outflows of $4.0 billion, which reflected realizations across all strategies; and
•Negative foreign exchange activity of $0.8 billion primarily reflected the impact of a strengthening U.S. Dollar on the translation of our EUR-denominated funds to USD.
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

(Amounts in millions)			TOTAL INVESTMENTS
			As of June 30, 2026
Carlyle AlpInvest (1)(8)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value (3)	Total Value (3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/ (Giveback) (12)
			(Reported in Local Currency, in Millions)
SECONDARIES & PORTFOLIO FINANCE
ASF VIII	2024	$13,422	$8,187	$575	$10,146	$10,721	1.3x	NM	NM	$76
ASF VII	2020	$6,769	$5,023	$2,635	$5,438	$8,074	1.6x	16%	12%	$121
ASF VII - SMAs	2020	€2,043	€1,780	€745	€1,941	€2,686	1.5x	14%	12%	$40
ASF VI	2017	$3,333	$2,814	$3,210	$1,440	$4,650	1.7x	14%	11%	$57
ASF VI - SMAs	2017	€2,817	€2,691	€2,910	€1,408	€4,318	1.6x	13%	11%	$49
ASF V	2012	$756	$671	$1,104	$89	$1,193	1.8x	18%	14%	$4
ASF V - SMAs	2012	€3,916	€4,005	€7,090	€310	€7,400	1.8x	20%	19%	$7
SMAs 2009-2011	2010	€1,859	€1,965	€3,395	€57	€3,452	1.8x	19%	18%	$—
ASPF II	2023	$2,227	$1,554	$340	$1,532	$1,873	1.2x	24%	17%	$15
AAF II	2025	$1,661	$335	$28	$402	$429	1.3x	NM	NM	$6
All Other Active Funds & Vehicles (9)	Various		$2,011	$543	$2,249	$2,793	1.4x	18%	15%	$41
Fully Realized Funds & Vehicles	Various		€4,424	€7,207	€11	€7,219	1.6x	19%	18%	$—
CO-INVESTMENTS
ACF IX	2023	$4,120	$2,569	$189	$2,888	$3,077	1.2x	15%	10%	$9
ACF IX - SMAs	2023	$1,124	$411	$29	$472	$501	1.2x	16%	13%	$3
ACF VIII	2021	$3,614	$3,466	$539	$4,294	$4,833	1.4x	9%	8%	$18
ACF VIII - SMAs	2021	$1,099	$1,013	$162	$1,238	$1,400	1.4x	10%	8%	$9
ACF VII	2017	$1,688	$1,683	$1,907	$1,322	$3,229	1.9x	13%	11%	$55
ACF VII - SMAs	2017	€1,452	€1,415	€1,315	€1,244	€2,559	1.8x	13%	11%	$38
SMAs 2014-2016	2014	€1,274	€1,079	€2,573	€162	€2,734	2.5x	24%	22%	$3
SMAs 2012-2013	2012	€1,124	€1,029	€2,818	€123	€2,941	2.9x	28%	26%	$1
SMAs 2009-2010	2010	€1,475	€1,343	€3,569	€383	€3,953	2.9x	23%	21%	$—
Strategic SMAs	Various		$5,155	$2,876	$5,586	$8,462	1.6x	15%	14%	$80
All Other Active Funds & Vehicles (9)	Various		€90	€166	€28	€194	2.2x	36%	33%	$—
Fully Realized Funds & Vehicles	Various		€5,907	€10,082	€—	€10,083	1.7x	15%	13%	$—
PRIMARY INVESTMENTS
SMAs 2024-2026	2024	€4,343	€347	€11	€366	€378	1.1x	NM	NM	$—
SMAs 2021-2023	2021	€4,704	€2,218	€237	€2,542	€2,779	1.3x	13%	12%	$1
SMAs 2018-2020	2018	$3,116	$2,753	$1,087	$3,134	$4,221	1.5x	14%	13%	$5
SMAs 2015-2017	2015	€2,501	€2,539	€3,090	€1,988	€5,078	2.0x	18%	18%	$8
SMAs 2012-2014	2012	€5,080	€5,841	€10,135	€2,707	€12,841	2.2x	17%	17%	$10
SMAs 2009-2011	2009	€4,877	€5,627	€10,741	€1,299	€12,040	2.1x	17%	16%	$1
SMAs 2006-2008	2005	€11,500	€13,093	€22,034	€1,032	€23,066	1.8x	10%	10%	$—
SMAs 2003-2005	2003	€4,628	€4,969	€7,913	€122	€8,034	1.6x	10%	9%	$—
All Other Active Funds & Vehicles (9)	Various		€1,792	€1,832	€202	€2,034	1.1x	3%	2%	$—
Fully Realized Funds & Vehicles	Various		€4,833	€7,881	€23	€7,904	1.6x	12%	11%	$—
TOTAL CARLYLE ALPINVEST (USD)(11)			$114,108	$135,924	$58,434	$194,358	1.7x	13%	13%	$655
(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-investments originated by AlpInvest. Excluded from the performance information shown are: (a) investments that were not originated by AlpInvest (i.e., AlpInvest did not make the original investment decision or recommendation); (b) Direct Investments, which was spun off from AlpInvest in 2005; (c) Carlyle AlpInvest Private Markets (“CAPM”); (d) Carlyle AlpInvest
Private Markets Secondaries (“CAPS”); and (e) LP co-investment vehicles managed by AlpInvest. As of June 30, 2026, these excluded portfolios amounted to approximately $19.9 billion of AUM in the aggregate.
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

(5)Multiple of invested capital (“MOIC”) represents total value, before management fees, expenses and carried interest,
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
(8)“ASF” stands for AlpInvest Secondaries Fund, “ACF” stands for AlpInvest Co-Investment Fund, “ASPF” stands for
AlpInvest Strategic Portfolio Finance, “AAF” stands for AlpInvest Atom Fund, and “SMAs” are Separately Managed
Accounts. “ASF - SMAs” and “ACF - SMAs” reflect the aggregated portfolios of investments held by SMAs within the relevant strategy, which invest alongside the relevant ASF or ACF (as applicable). Strategic SMAs reflect the aggregated portfolios of co-investments made by SMAs sourced from the SMA investor’s own private equity fund investment portfolio. Other SMAs reflect the aggregated portfolios of investments within the relevant strategy that began making investments in the corresponding time periods. Co-Investments SMAs 2014-2016 does not include two SMAs that started in 2016 but invested a substantial majority alongside ACF VII. These two SMAs have instead been grouped with ACF VII
- SMAs. ACF IX SMAs and Primary Investments SMAs 2024-2026 do not include one SMA that started in 2026 but will invest a substantial majority alongside ACF X and Primary Investments 2027-2029. This SMA will remain grouped with
All Other Active Funds & Vehicles until the activation of ACF X and Primary Investments 2027-2029. An SMA may
pursue multiple investment strategies and make commitments over multiple years.
(9)Includes ASF VIII - SMAs,  AlpInvest Atom Fund, all mezzanine investment portfolios, all ‘clean technology’ private equity investment portfolios, all strategic portfolio finance SMAs, all AlpInvest senior portfolio lending SMAs, and any state-focused investment mandate portfolios.
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
(12)Represents the net accrued performance revenue balance/(giveback obligation) as of the current quarter end. Total Net
Accrued Carry excludes net accrued carry which was retained as part of the sale of MRE on April 1, 2021. There was no net accrued carry balance for MRE as of June 30, 2026.
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have historically required limited capital resources to support the working capital and operating needs of our business. Our management fees have largely covered our operating costs and all realized performance allocations, after covering the related compensation, are available for distribution to stockholders. Approximately 97% of all capital commitments to our funds are provided by our fund investors, with the remaining amount typically funded by Carlyle, our senior Carlyle professionals, advisors, and other professionals. We may elect to invest additional amounts in new investment areas or other growth opportunities through increased investment in our funds, which we may subsequently transfer to newly developed products.
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, as outlined below. Although we may consider other financings to invest in growing our business, such as the $800.0 million senior note offering in 2025, we believe these sources will be sufficient to fund our capital needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings, and amounts available for borrowing from our senior revolving credit facility or other financings.
Cash, Cash Equivalents, and Corporate Treasury Investments. Cash and cash equivalents, as well as corporate treasury investments (if any), were approximately $1.3 billion at June 30, 2026. However, a portion of this cash is allocated for specific business purposes, including, but not limited to: (i) performance allocations and incentive fee related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation (ii) amounts owed to non-

controlling interests, and (iii) regulatory capital. After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash, cash equivalents, and corporate treasury investments, was approximately $0.6 billion as of June 30,
2026.
Borrowings. Our credit facilities, notes offerings, and CLO borrowings are additional sources of liquidity, as discussed in
Note 5, Borrowings, to the condensed consolidated financial statements. The amended and restated revolving credit facility has a borrowing capacity of $1.0 billion as of June 30, 2026, and is scheduled to mature on May 29, 2030. Additionally, certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment, which provides for a revolving line of credit with a capacity of $300 million, that matures in
September 2027, and a second revolving line of credit with a capacity of $200 million, that matures on August 19, 2026, but which we expect to extend. There are no amounts outstanding on the credit facilities as of June 30, 2026.
The following table summarizes our debt obligations as of June 30, 2026. The maturity profile of these debt obligations, including our credit facilities, and our other contractual obligations is presented under “Contractual Obligations” below.

Instrument	Coupon	Maturity	Principal	Carrying Value(1)
			(Dollars in millions)
CLO Borrowings	Various(2)	Various(2)	$351.1	$350.3
Senior Notes	3.500%	September 19, 2029	425.0	423.5
Senior Notes	5.050%	September 19, 2035	800.0	791.6
Senior Notes	5.625%	March 30, 2043	600.0	600.5
Senior Notes	5.650%	September 15, 2048	350.0	346.8
Subordinated Notes	4.625%	May 15, 2061	500.0	486.1
Total debt obligations			$3,026.1	$2,998.8
(1)Carrying value reflects unamortized original issue discount or premium and deferred financing costs.
(2)CLO borrowings carried a weighted-average interest rate of 4.87% and weighted-average remaining maturity of 10.5 years as of
June 30, 2026. See Note 5, Borrowings, for fair values and additional terms.
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

Our accrued performance allocations by segment as of June 30, 2026, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations(1)	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$3,996.8	$(66.9)	$3,929.9
Global Credit	793.4	(25.5)	767.9
Carlyle AlpInvest	1,818.0	—	1,818.0
Total	$6,608.2	$(92.4)	$6,515.8
Plus: Accrued performance allocations from NGP Carry Funds(2)			401.2
Less: Accrued performance allocation-related compensation			(4,496.7)
Plus: Receivable for giveback obligations from current and former employees			39.4
Less: Deferred taxes on certain foreign accrued performance allocations			(14.6)
Less/Plus: Net accrued performance allocations/giveback obligations attributable to non-controlling interests in consolidated entities			(66.3)
Plus: Net accrued performance allocations attributable to Consolidated Funds, eliminated in consolidation			23.2
Net accrued performance revenues before timing differences			2,402.0
Less/Plus: Timing differences between the period when accrued performance allocations/giveback obligations are realized and the period they are collected/distributed			12.6
Net accrued performance revenues attributable to The Carlyle Group Inc.			$2,414.6
(1)Accrued incentive fees are excluded from net accrued performance revenues.
(2)Accrued performance allocations from NGP funds are presented as principal equity method investments in the condensed consolidated balance sheets.
The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of June 30, 2026, as well as the carry fund appreciation (depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)						Net Accrued Performance Revenues
	Quarter-to-Date		Year-to-Date		Last Twelve Months
	Q2 2025	Q2 2026	Q2 2025	Q2 2026	Q2 2025	Q2 2026
Overall Carry Fund Appreciation/(Depreciation)	2%	3%	3%	3%	8%	7%
Global Private Equity:	2%	2%	3%	3%	7%	7%	$1,476.2
Corporate Private Equity	1%	2%	3%	—%	8%	4%	1,016.5
Real Estate	1%	—%	2%	1%	5%	2%	34.5
Infrastructure & Natural Resources	4%	6%	7%	16%	10%	28%	425.2
Global Credit Carry Funds	3%	4%	8%	8%	15%	16%	283.2
Carlyle AlpInvest Carry Funds	2%	3%	2%	3%	7%	6%	655.2
Net Accrued Performance Revenues							$2,414.6
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
investments attributable to The Carlyle Group Inc. (excluding certain general partner interests, certain strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity.

Investments as of June 30, 2026 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,944.0	$679.4	$3,623.4
Less: Amounts attributable to non-controlling interests in consolidated entities	(396.6)	—	(396.6)
Plus: Investments in Consolidated Funds, eliminated in consolidation	1,107.8	—	1,107.8
Less: Strategic equity method investments in NGP Management	—	(230.7)	(230.7)
Less: Investment in NGP general partners - accrued performance allocations	—	(401.2)	(401.2)
Total investments attributable to The Carlyle Group Inc.	$3,655.2	$47.5	$3,702.7
(1)Represents our total investment in NGP. See Note 4, Investments, to our condensed consolidated financial statements.
Our investments as of June 30, 2026 can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity(1)	$1,432.9
Global Credit(2)	1,258.3
Carlyle AlpInvest	406.6
Total investments in Carlyle Funds, excluding CLOs	3,097.8
Investments in CLOs	447.3
Other investments	157.6
Total investments attributable to The Carlyle Group Inc.	3,702.7
CLO borrowings collateralized by investments attributable to The Carlyle Group Inc.	(350.3)
Total investments attributable to The Carlyle Group Inc., net of CLO borrowings	$3,352.4
(1)Excludes our strategic equity method investment in NGP Management and investments in NGP general partners - accrued performance allocations. This balance also includes amounts bridged by us on behalf of investment funds for which we have entered into warehouse agreements. Under such warehouse agreements, we may elect to transfer investments for a price that differs from fair value.
(2)Includes the Company’s indirect investment in Fortitude through Carlyle FRL, a Carlyle-affiliated investment fund, as discussed in
Note 4, Investments, to the condensed consolidated financial statements. This investment had a carrying value of $732.7 million as of June 30, 2026.
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
To date, with respect to dividend year 2026, the Board of Directors has declared a dividend to common stockholders totaling $250.4 million, or $0.70 per share, including the second quarter 2026 dividend declared in July 2026. With respect to the full dividend year 2025, the Board of Directors declared cumulative dividends to common stockholders totaling $505.1 million, or $1.40 per share. For further information, see Note 12, Equity, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Fund Commitments. Generally, up to 3% of all capital commitments to our investment funds are made by Carlyle, our senior Carlyle professionals, advisors, and other professionals. Carlyle will generally commit up to 1% of capital commitments related to our carry funds, although we may elect to invest additional amounts in funds focused on new investment areas or other growth opportunities. We may, from time to time, exercise our right to purchase additional interests in our investment funds that become available in the ordinary course of their operations. We expect our senior Carlyle professionals and employees to continue to make significant capital contributions to our funds based on their existing commitments, and to make capital commitments to future funds consistent with the level of their historical commitments. We also intend to make investments in our evergreen funds and our CLO vehicles. Our investments in our European CLO vehicles will comply with the risk retention rules as discussed in “Risk Retention Rules” later in this section.
A substantial majority of the remaining commitments to our investment funds are expected to be funded by senior Carlyle professionals, operating executives, and other professionals through our internal co-investment program. Of the $4.3 billion of unfunded commitments as of June 30, 2026, approximately $3.4 billion is subscribed individually by senior Carlyle professionals, operating executives, and other professionals, with the balance funded directly by the Company. Approximately
76% of the $4.3 billion of unfunded commitments relate to investment funds in our Global Private Equity segment.
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated. As of June 30, 2026, there were no material commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital
Markets platform.
Repurchase Program. During the six months ended June 30, 2026, we paid an aggregate of $365.0 million to repurchase and retire approximately 7.9 million shares of common stock. In addition, during the six months ended June 30, 2026, we paid an aggregate of $143.9 million and retired 2.6 million shares of common stock to settle tax withholding obligations in connection with net share settlements of equity-based awards, for a total of $508.9 million for approximately 10.5 million shares repurchased or withheld this year. As of June 30, 2026, $1.6 billion of repurchase capacity remained under the share repurchase program, which reflects the cost of common shares repurchased as well as tax withholding payments made by the
Company related to the net share settlement of equity-based awards. For further information on our repurchase program, see
Note 12, Equity, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Cash Flows
The following tables summarize our condensed consolidated statements of cash flows by activities attributable to the
Company and the Consolidated Funds.

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by the Company’s operating activities	$230.8	$530.2
Net cash used in the Consolidated Funds’ operating activities, after eliminations	(1,473.7)	(1,051.1)
Net cash used in operating activities	(1,242.9)	(520.9)
Net cash used in investing activities	(60.1)	(34.2)
Net cash used in the Company’s financing activities	(868.2)	(515.5)
Net cash provided by the Consolidated Funds’ financing activities, after eliminations	1,496.7	1,042.3
Net cash provided by financing activities	628.5	526.8
Effect of foreign exchange rate changes	(41.1)	38.7
Net change in cash, cash equivalents and restricted cash	$(715.6)	$10.4
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
For the six months ended June 30, 2026 and 2025, we received management fees and realized performance allocations, principal investment income, and incentive fees of $1.8 billion and $1.9 billion, respectively, partially offset by payments for compensation, interest, and general, administrative and other expenses of $1.4 billion and $1.6 billion, respectively, which included payment of 2025 and 2024 year-end bonuses paid in January 2026 and 2025, respectively.
For the six months ended June 30, 2026 and 2025, net cash provided by (used in) our investment activities were $(132.5)
million and $17.7 million, respectively, which primarily represented cash used to fund commitments and investments in our portfolio offset by proceeds related to distributions of our investments. As of June 30, 2026 and June 30, 2025, our investments totaled $3.4 billion and $3.0 billion, respectively. We expect our commitments to and investments in our funds will continue to increase with the growth of our assets under management and our investments in new products.
Net cash used in investing activities. For the six months ended June 30, 2026 and 2025, cash used in investing activities primarily reflected capital expenditures related to information technology, leasehold improvements, and other fixed assets of
$60.1 million and $34.2 million, respectively.
Net cash provided by financing activities. For the six months ended June 30, 2026 and 2025, we paid dividends to our common stockholders of $252.1 million and $252.7 million, respectively. For the six months ended June 30, 2026 and 2025, we paid $508.9 million and $280.1 million, respectively, to repurchase and retire 10.5 million and 5.6 million shares, respectively, which included shares retired in connection with the net share settlement of equity-based awards.

Our Balance Sheet
Total assets were $28.2 billion at June 30, 2026, a decrease of $0.9 billion compared to December 31, 2025. The decrease in total assets was primarily attributable to a decrease in Investments, including Performance allocations of $0.9 billion and a decrease in Cash and cash equivalents of $0.7 billion, partially offset by an increase in Investments of Consolidated Funds of
$0.8 billion. The decrease in Investments, including Performance allocations was primarily driven by declines in CP VII’s accrued performance allocations, largely attributable to declines in market prices of certain public investments and the impact of preferred return, partially offset by appreciation in our international energy funds, CJP IV, and secondaries & portfolio finance funds. Refer to “—Cash Flows” in Part I, Item 2 of this Quarterly Report on Form 10-Q for details on the decrease in
Cash and cash equivalents.
Total liabilities were $21.0 billion at June 30, 2026, a decrease of $1.1 billion from December 31, 2025. The decrease in liabilities was primarily attributable to a decrease in Accrued compensation and benefits of $0.8 billion and a decrease in Other liabilities of Consolidated Funds of $0.6 billion, partially offset by an increase in Loans payable of Consolidated Funds of $0.4 billion. The decrease in Accrued compensation and benefits was primarily attributable to a decrease in Accrued performance allocations, on which Accrued performance allocations and incentive fee related compensation is based, as well as the payment of previously realized performance allocations and incentive fee related compensation and year-end bonuses.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 16, Supplemental Financial
Information, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. At June 30,
2026, our total assets without the effect of the Consolidated Funds were $15.2 billion, including cash and cash equivalents of
$1.3 billion and Investments, including accrued performance allocations, of $11.4 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2026 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Jul. 1, 2026 to Dec. 31, 2026	2027-2028	2029-2030	Thereafter	Total
	(Dollars in millions)
Debt obligations(1)	$36.4	$82.3	$446.4	$2,461.0	$3,026.1
Interest payable(2)	75.7	293.3	268.8	1,669.9	2,307.7
Other consideration(3)	17.2	5.8	—	—	23.0
Operating lease obligations(4)	39.6	184.5	183.6	378.6	786.3
Capital commitments to Carlyle funds(5)	4,338.5	—	—	—	4,338.5
Tax receivable agreement payments(6)	—	8.8	13.5	41.6	63.9
Loans payable of Consolidated Funds(7)	206.7	821.1	819.9	12,818.1	14,665.8
Unfunded commitments of the CLOs(8)	23.0	—	—	—	23.0
Consolidated contractual obligations	4,737.1	1,395.8	1,732.2	17,369.2	25,234.3
Loans payable of Consolidated Funds(7)	(206.7)	(821.1)	(819.9)	(12,818.1)	(14,665.8)
Capital commitments to Carlyle funds(5)	(3,363.7)	—	—	—	(3,363.7)
Unfunded commitments of the CLOs(8)	(23.0)	—	—	—	(23.0)
Carlyle Operating Entities contractual obligations	$1,143.7	$574.7	$912.3	$4,551.1	$7,181.8
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
(2)Interest payments assume that no prepayments are made and loans are held until maturity with the exception of the CLO term loans, which are based on the earlier of the stated maturity date or the date the CLO is expected to be dissolved.
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
(7)These obligations represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of June 30, 2026, at spreads to market rates pursuant to the debt agreements, and range from 1.65% to 11.09%.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Abingworth, which are accounted for as compensation expense, and are accrued over the service period. If earned, payments are made in the quarter following the performance year to which the payments relate. The contingent cash obligations relate to future incentive payments of up to
$130.0 million that are payable upon the achievement of certain performance targets during 2025 through 2028, which is the maximum amount that could be paid as of June 30, 2026. Through June 30, 2026, we paid $4.3 million related to these contingent obligations and have accrued $16.1 million as of June 30, 2026.
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
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated financial statements as of
June 30, 2026. See Note 7, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to indemnifications.
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
Carlyle Common Stock
A rollforward of our common stock outstanding is as follows:

Six Months Ended June 30,
2026
Common stock outstanding, beginning of period	357,374,023
Shares issued	3,932,257
Shares repurchased/retired	(7,917,242)
Common stock outstanding, end of period	353,389,038

Shares of The Carlyle Group Inc. common stock issued during the six months ended June 30, 2026 relate to the vesting of the Company’s restricted stock units. Shares of The Carlyle Group Inc. common stock repurchased during the six months ended
June 30, 2026 relate to shares repurchased and subsequently retired as part of our share repurchase program. Shares of The
Carlyle Group Inc. common stock issued and repurchased/retired during the six months ended June 30, 2026 exclude shares retired as part of the net share settlement of equity-based awards.
The total shares as of June 30, 2026 as shown above exclude approximately 3.0 million net common shares, representing the vesting of restricted stock units subsequent to June 30, 2026 that will participate in the common shareholder dividend that will be paid on August 26, 2026.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information currently available to us and various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition.
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
There was no material change in our market risks during the six months ended June 30, 2026. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)
under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth repurchases of our common stock during the three months ended June 30, 2026 for the periods indicated. During the three months ended June 30, 2026, 6.6 million shares were repurchased. In addition, 0.1 million shares were retired in connection with the net share settlement of equity-based awards, which are not included in the table below.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (3)
	(Dollars in millions, except share and per share data)
April 1, 2026 to April 30, 2026 (1)	—	$—	—	$1,935.0
May 1, 2026 to May 31, 2026 (1)(2)	2,585,942	$46.97	2,585,942	$1,813.5
June 1, 2026 to June 30, 2026 (1)(2)	3,999,447	$44.64	3,999,447	$1,635.0
Total	6,585,389		6,585,389
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
(3)The remaining repurchase authorization was $1,630.9 million as of June 30, 2026 when factoring in the net share settlement of equity-based awards.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of The Carlyle Group Inc. (incorporated by reference to
Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2023).

3.2	Bylaws of The Carlyle Group Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2020).

10.1+	The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2026).

10.2*	Amendment No. 1, dated as of April 6, 2026, to the Aircraft Lease Agreement by and between Falstaff Partners LLC and Carlyle Investment Management L.L.C.

22*	Senior and Subordinated Notes, Issuers, and Guarantors.

31.1*	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1**	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

The Carlyle Group Inc.

Date: August 10, 2026	By:	/s/ Justin V. Plouffe
	Name:	Justin V. Plouffe
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)