Form 10-Q
period 2026-09-30
Carlyle Group Inc.
filed 2026-11-06
CIK 1527166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2026
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
As of November 3, 2026, there were 353,914,742 shares of common stock of the registrant outstanding.
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

Terms Used in This Report
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
(b)the remaining amount of limited partner invested capital at cost, generally for carry funds and certain co-
investment vehicles where the original investment period has expired;
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
Our calculation of AUM also includes third-party capital raised for the investment in Fortitude through a Carlyle-
affiliated investment fund and from strategic investors which directly invest in Fortitude alongside the fund. The total
AUM and Fee-earning AUM related to the strategic advisory services agreement with Fortitude is inclusive of the net asset value of investments in Carlyle products. These amounts are also reflected in the AUM and Fee-earning AUM of the strategy in which they are invested.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Carlyle Group Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$1,583.5	$1,970.2
Cash and cash equivalents held at Consolidated Funds	1,021.5	1,235.1
Investments, including accrued performance allocations of $5,801.3 and $7,620.3 as of September 30, 2026 and December 31, 2025, respectively	9,400.7	11,152.7
Investments of Consolidated Funds	13,709.2	12,519.8
Due from affiliates and other receivables, net	1,015.9	834.8
Due from affiliates and other receivables of Consolidated Funds, net	324.5	206.4
Fixed assets, net	256.6	224.9
Lease right-of-use assets, net	310.6	331.9
Deposits and other	78.8	100.9
Intangible assets, net	408.0	507.1
Deferred tax assets	70.1	32.2
Total assets	$28,179.4	$29,116.0
Liabilities and equity
Debt obligations	$3,016.7	$2,997.0
Loans payable of Consolidated Funds	11,716.0	10,426.0
Accounts payable, accrued expenses and other liabilities	411.3	543.7
Accrued compensation and benefits	4,569.9	5,849.4
Due to affiliates	217.9	203.9
Deferred revenue	358.6	129.2
Deferred tax liabilities	17.9	106.3
Other liabilities of Consolidated Funds	717.4	1,260.4
Lease liabilities	436.9	470.2
Accrued giveback obligations	120.2	72.8
Total liabilities	21,582.8	22,058.9
Commitments and contingencies
Common stock, $0.01 par value, 100,000,000,000 shares authorized (353,695,343 and 357,374,023 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	3.6	3.6
Additional paid-in capital	4,666.4	4,285.8
Retained earnings	525.7	1,642.3
Accumulated other comprehensive loss	(194.2)	(170.2)
Non-controlling interests in consolidated entities	1,595.1	1,295.6
Total equity	6,596.6	7,057.1
Total liabilities and equity	$28,179.4	$29,116.0
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Fund management fees	$555.4	$583.3	$1,796.4	$1,789.8
Incentive fees	51.6	51.4	202.2	135.1
Investment income (loss)
Performance allocations	(626.6)	(606.7)	(1,263.0)	255.0
Principal investment income	119.3	87.7	252.9	79.8
Total investment income (loss)	(507.3)	(519.0)	(1,010.1)	334.8
Interest and other income	59.4	53.6	175.9	159.2
Interest and other income of Consolidated Funds	175.0	163.4	547.2	459.8
Total revenues	334.1	332.7	1,711.6	2,878.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	196.5	216.2	685.5	673.0
Equity-based compensation	100.8	90.7	336.6	287.1
Performance allocations and incentive fee related compensation	(334.5)	(324.6)	(608.8)	290.4
Total compensation and benefits	(37.2)	(17.7)	413.3	1,250.5
General, administrative and other expenses	193.8	180.7	581.3	559.8
Interest	39.1	29.8	115.9	85.6
Interest and other expenses of Consolidated Funds	192.6	177.3	522.3	461.6
Other non-operating income	—	—	—	(0.1)
Total expenses	388.3	370.1	1,632.8	2,357.4
Other income (loss)
Net investment income (loss) of Consolidated Funds	(22.7)	123.2	(60.9)	176.1
Income (loss) before provision for income taxes	(76.9)	85.8	17.9	697.4
Provision (benefit) for income taxes	(0.1)	(26.7)	11.8	98.2
Net income (loss)	(76.8)	112.5	6.1	599.2
Net income (loss) attributable to non-controlling interests in consolidated entities	(69.1)	111.6	8.9	148.6
Net income (loss) attributable to The Carlyle Group Inc.	$(7.7)	$0.9	$(2.8)	$450.6
Net income (loss) attributable to The Carlyle Group Inc. per common share (see Note 11)
Basic	$(0.02)	$0.00	$(0.01)	$1.25
Diluted	$(0.02)	$0.00	$(0.01)	$1.22
Weighted-average common shares
Basic	354,291,958	360,065,837	357,067,726	359,965,320
Diluted	354,291,958	376,487,705	357,067,726	369,932,801
Substantially all revenue is earned from affiliates of the Company. See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(76.8)	$112.5	$6.1	$599.2
Other comprehensive income (loss)
Foreign currency translation adjustments	3.2	(6.8)	(29.6)	145.7
Defined benefit plans
Unrealized loss for the period	(1.9)	(1.4)	(1.6)	(2.0)
Reclassification adjustment for gain during the period, included in cash-based compensation and benefits expense	—	(0.1)	(0.2)	(0.2)
Other comprehensive income (loss)	1.3	(8.3)	(31.4)	143.5
Comprehensive income (loss)	(75.5)	104.2	(25.3)	742.7
Comprehensive income (loss) attributable to non-controlling interests in consolidated entities	(66.2)	110.3	1.5	158.8
Comprehensive income (loss) attributable to The Carlyle Group Inc.	$(9.3)	$(6.1)	$(26.8)	$583.9
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Dollars and shares in millions)

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at June 30, 2026	353.4	$3.5	$4,557.4	$873.8	$(192.6)	$1,970.7	$7,212.8
Shares repurchased	(2.6)	—	—	(125.0)	—	—	(125.0)
Net shares issued for equity-based awards	2.9	—	—	(85.4)	—	—	(85.4)
Equity-based compensation	—	0.1	103.5	—	—	—	103.6
Dividend-equivalent rights on certain equity- based awards	—	—	5.5	(5.5)	—	—	—
Contributions	—	—	—	—	—	68.1	68.1
Dividends and distributions	—	—	—	(124.5)	—	(161.9)	(286.4)
Net loss	—	—	—	(7.7)	—	(69.1)	(76.8)
Deconsolidation of Consolidated Entities	—	—	—	—	—	(215.6)	(215.6)
Currency translation adjustments	—	—	—	—	0.3	2.9	3.2
Defined benefit plans, net	—	—	—	—	(1.9)	—	(1.9)
Balance at September 30, 2026	353.7	$3.6	$4,666.4	$525.7	$(194.2)	$1,595.1	$6,596.6

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2025	357.4	$3.6	$4,285.8	$1,642.3	$(170.2)	$1,295.6	$7,057.1
Shares repurchased	(10.6)	(0.1)	—	(489.9)	—	—	(490.0)
Net shares issued for equity-based awards	6.9	—	—	(229.3)	—	—	(229.3)
Equity-based compensation	—	0.1	332.8	—	—	—	332.9
Dividend-equivalent rights on certain equity- based awards	—	—	18.0	(18.0)	—	—	—
Initial consolidation of Consolidated Entities	—	—	—	—	—	544.1	544.1
Contributions	—	—	—	—	—	867.6	867.6
Dividends and distributions	—	—	—	(376.6)	—	(323.0)	(699.6)
Net income (loss)	—	—	—	(2.8)	—	8.9	6.1
Transfer of interests	—	—	29.8	—	—	(29.8)	—
Deconsolidation of Consolidated Entities	—	—	—	—	—	(760.9)	(760.9)
Currency translation adjustments	—	—	—	—	(22.2)	(7.4)	(29.6)
Defined benefit plans, net	—	—	—	—	(1.8)	—	(1.8)
Balance at September 30, 2026	353.7	$3.6	$4,666.4	$525.7	$(194.2)	$1,595.1	$6,596.6

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at June 30, 2025	359.0	$3.6	$4,096.4	$1,950.0	$(189.5)	$857.1	$6,717.6
Shares repurchased	(1.6)	(0.1)	—	(99.9)	—	—	(100.0)
Net shares issued for equity-based awards	2.7	—	—	(102.7)	—	—	(102.7)
Equity-based compensation	—	0.1	94.3	—	—	—	94.4
Dividend-equivalent rights on certain equity- based awards	—	—	4.0	(4.0)	—	—	—
Contributions	—	—	—	—	—	367.8	367.8
Dividends and distributions	—	—	—	(126.5)	—	(109.7)	(236.2)
Net income	—	—	—	0.9	—	111.6	112.5
Currency translation adjustments	—	—	—	—	(5.5)	(1.3)	(6.8)
Defined benefit plans, net	—	—	—	—	(1.5)	—	(1.5)
Balance at September 30, 2025	360.1	$3.6	$4,194.7	$1,617.8	$(196.5)	$1,225.5	$6,845.1

	Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Entities	Total Equity
Balance at December 31, 2024	357.2	$3.6	$3,892.3	$2,040.8	$(329.8)	$740.7	$6,347.6
Shares repurchased	(4.3)	(0.1)	—	(224.9)	—	—	(225.0)
Net shares issued for equity-based awards	7.2	—	—	(257.8)	—	—	(257.8)
Equity-based compensation	—	0.1	290.7	—	—	—	290.8
Dividend-equivalent rights on certain equity- based awards	—	—	11.7	(11.7)	—	—	—
Initial consolidation of a Consolidated Entity	—	—	—	—	—	35.0	35.0
Contributions	—	—	—	—	—	599.1	599.1
Dividends and distributions	—	—	—	(379.2)	—	(308.1)	(687.3)
Net income	—	—	—	450.6	—	148.6	599.2
Currency translation adjustments	—	—	—	—	135.5	10.2	145.7
Defined benefit plans, net	—	—	—	—	(2.2)	—	(2.2)
Balance at September 30, 2025	360.1	$3.6	$4,194.7	$1,617.8	$(196.5)	$1,225.5	$6,845.1
See accompanying notes.

The Carlyle Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$6.1	$599.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	153.8	143.1
Equity-based compensation	336.6	287.1
Non-cash performance allocations and incentive fees, net	686.7	13.1
Non-cash principal investment (income) loss	(241.2)	(50.2)
Other non-cash amounts	(2.5)	35.9
Consolidated Funds related:
Realized/unrealized (gain) loss on investments of Consolidated Funds	156.3	(100.1)
Realized/unrealized (gain) loss from loans payable of Consolidated Funds	(95.4)	(76.0)
Purchases of investments by Consolidated Funds	(8,355.0)	(8,990.3)
Proceeds from sales and settlements of investments by Consolidated Funds	6,495.1	5,169.3
Non-cash interest income, net	(13.9)	(13.0)
Change in cash and cash equivalents held at Consolidated Funds	462.2	317.1
Change in other receivables held at Consolidated Funds	(101.4)	(8.0)
Change in other liabilities held at Consolidated Funds	(421.7)	65.3
Purchases of investments	(340.2)	(251.1)
Proceeds from the sale of investments	561.4	664.0
Payments of contingent consideration	(14.8)	(2.7)
Change in deferred taxes, net	(109.0)	(67.5)
Change in due from affiliates and other receivables	0.9	(8.7)
Change in deposits and other	19.8	(25.4)
Change in accounts payable, accrued expenses and other liabilities	(116.9)	37.8
Change in accrued compensation and benefits	(187.4)	(61.4)
Change in due to affiliates	20.6	25.1
Change in lease right-of-use assets and lease liabilities	(11.7)	(9.7)
Change in deferred revenue	229.8	226.7
Net cash used in operating activities	(881.8)	(2,080.4)
Cash flows from investing activities
Purchases of fixed assets, net	(87.5)	(57.4)
Net cash used in investing activities	(87.5)	(57.4)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities
Issuance of 5.05% senior notes due 2035, net of financing costs	—	792.9
Payments on CLO borrowings	(67.9)	(52.0)
Proceeds from CLO borrowings, net of financing costs	97.9	64.8
Net borrowings on loans payable of Consolidated Funds	1,336.9	2,755.1
Dividends to common shareholders	(376.6)	(379.2)
Contributions from non-controlling interest holders	867.6	599.1
Distributions to non-controlling interest holders	(323.0)	(308.1)
Common shares repurchased and net share settlement of equity-based awards	(719.3)	(482.8)
Change in due to/from affiliates financing activities	(212.1)	25.6
Net cash provided by financing activities	603.5	3,015.4
Effect of foreign exchange rate changes	(23.5)	82.3
Increase (decrease) in cash, cash equivalents and restricted cash	(389.3)	959.9
Cash, cash equivalents and restricted cash, beginning of period	1,973.6	1,266.5
Cash, cash equivalents and restricted cash, end of period	$1,584.3	$2,226.4
Supplemental non-cash disclosures
Initial consolidation of Consolidated Funds	$649.3	$55.0
Net asset impact of deconsolidation of Consolidated Funds	$(873.4)	$(512.5)

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,583.5	$2,221.7
Restricted cash	0.8	4.7
Total cash, cash equivalents and restricted cash, end of period	$1,584.3	$2,226.4
Cash and cash equivalents held at Consolidated Funds	$1,021.5	$1,037.3
See accompanying notes.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
The Carlyle Group Inc., together with its consolidated subsidiaries (“Carlyle” or the “Company”), is one of the world’s largest global investment firms that deploys private capital across its business and conducts its operations through three reportable segments: Global Private Equity, Global Credit, and Carlyle AlpInvest (see Note 14,
Segment Reporting). Carlyle typically serves as the general partner, investment manager, or collateral manager, making day-to-day investment decisions concerning the assets of the products within these segments.
The Carlyle Group Inc. was formed in Delaware as a partnership on July 18, 2011. On January 1, 2020, the
Company completed its conversion from a Delaware limited partnership named The Carlyle Group L.P. into a
Delaware Corporation named The Carlyle Group Inc. (the conversion, together with such restructuring steps and related transactions, the “Conversion”).
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
As of September 30, 2026, assets and liabilities of the consolidated VIEs reflected in the condensed consolidated balance sheets were $15.0 billion and $12.4 billion, respectively. As of December 31, 2025, assets and liabilities of the consolidated VIEs reflected in the consolidated balance sheets were $14.0 billion and $11.7 billion, respectively. Except to the extent of the consolidated assets of the VIEs, the holders of the consolidated VIEs’
liabilities generally do not have recourse to the Company.
The Company’s Consolidated Funds are primarily CLOs, which are VIEs that issue loans payable that are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, the Company earns investment management fees, including in some cases subordinated management fees and contingent incentive fees. In cases where the Company consolidates the CLOs
(primarily because of a retained interest that is significant to the CLO), those management fees and contingent incentive fees have been eliminated as intercompany transactions. As of September 30, 2026, the Company held
$534.3 million of investments in these CLOs which represents its maximum risk of loss. The Company’s investments in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure. The Company’s Consolidated Funds also include certain investment funds in the Global Private Equity segment that are accounted for as consolidated
VIEs due to the Company providing financing to bridge investment purchases. As of September 30, 2026, the
Company held $980.0 million of notes receivable and investments related to these investment funds which represents its maximum risk of loss. The Company’s Consolidated Funds also include certain funds in the Global
Credit and Carlyle AlpInvest segments that are accounted for as consolidated VIEs due to the Company having either a significant direct interest in these funds or significant indirect interest via the Company’s investment in
Fortitude (see Note 4, Investments).
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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

	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Investments	$668.9	$776.5
Accrued performance allocations	832.6	756.0
Management fee receivables	49.8	57.2
Total	$1,551.3	$1,589.7
These amounts represent the Company’s maximum exposure to loss related to the unconsolidated VIEs as of
September 30, 2026 and December 31, 2025.
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
While the determination of who is the customer in a contractual arrangement will be made on a contract-by-
contract basis, the customer will generally be the investment fund for the Company’s significant management and advisory contracts. The customer determination impacts the Company’s analysis of the accounting for contract costs.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
•For the Company’s retail-oriented perpetual capital products, including CTAC, ETAC, CPEP, CAPM, and
CAPS funds, generally 1.0% to 1.25% of net asset value.
The Company also provides transaction advisory and portfolio advisory services to the portfolio companies, and where covered by separate contractual agreements, recognizes fees for these services when the performance obligation has been satisfied and collection is reasonably assured. The Company is generally required to offset its fund management fees earned from the funds that have invested in the portfolio companies to which the service has been provided by a percentage of the transaction and advisory fees allocable to those funds. This amount is referred to as the “rebate offset,” and is generally 100%. Transaction and advisory fees allocable to funds that do not pay fund management fees do not have a rebate offset. The Company also recognizes underwriting fees from the Company’s loan syndication and capital markets business, Carlyle Global Capital Markets. Fund management fees include transaction and portfolio advisory fees, as well as capital markets fees, of $27.7 million and $21.1 million for the three months ended September 30, 2026 and 2025, respectively, and $185.5 million and $143.6 million for the nine months ended September 30, 2026 and 2025, respectively, net of rebate offsets as defined in the respective fund limited partnership agreements.
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
Carried interest is ultimately realized when: (i) an underlying investment is profitably disposed of, (ii) certain costs borne by the limited partner investors have been reimbursed, (iii) the fund’s cumulative returns are in excess of the preferred return, and (iv) the Company has decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by the Company in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. In all cases, each fund is considered separately in this regard, and for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. See Note 7, Commitments and Contingencies, for additional information on the Company’s giveback obligations.
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
Interest income of the Consolidated Funds is included in interest and other income of Consolidated Funds in the

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
accompanying condensed consolidated statements of operations. See Note 4, Investments, for additional information on investments of Consolidated Funds.
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
Furthermore, the Company recognizes all excess tax benefits and deficiencies as income tax benefit or expense in the condensed consolidated statements of operations. For awards with a market condition (e.g., achievement of certain stock price hurdles) that are forfeited due to the market condition not being achieved, the related equity-
based compensation expense is not reversed.

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
Accordingly, upon a reversal of performance allocations or incentive fee revenue, the related compensation expense, if any, is also reversed. As any vesting requirement is accelerated upon realization, the service period is not considered substantive when recording the liability based on the hypothetical liquidation value. As of
September 30, 2026 and December 31, 2025, the Company recorded a liability of $4.0 billion and $5.1 billion, respectively, related to the portion of accrued performance allocations and incentive fees due to employees and advisors, which was included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.
Income Taxes
The Company is a corporation for U.S. federal income tax purposes and is subject to U.S. federal, state, local, and foreign income taxes. The Company is subject to periodic audit by U.S. federal, state, local, and foreign taxing authorities. The interim provision for income taxes is generally calculated using an estimated annual effective tax rate applied to year-to-date ordinary income in accordance with ASC 740, Income Taxes.
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
Management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-
performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity and debt of operating companies and real assets, CLO investments and CLO loans payable, and fund investments. The valuation technique for each of these investments is described below:
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
Credit-Oriented Investments – Where available, the fair values of credit-oriented investments (including corporate treasury investments) are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Specifically, for investments in distressed debt and corporate loans and bonds, the fair values are generally determined by valuations of comparable investments. Where such pricing is not available or reliable, the Company may utilize other valuation techniques, including the discounted cash flow method.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held at banks and cash held for distributions, including investments with original maturities of less than three months when purchased. The Company is subject to credit risk should a financial institution be unable to fulfill its obligations and if balances held at a financial institution exceed insured limits.
Cash and Cash Equivalents Held at Consolidated Funds
Cash and cash equivalents held at Consolidated Funds consists of cash and cash equivalents held by the
Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the
Company.
Restricted Cash
Restricted cash primarily represents cash that is subject to legal, regulatory, or contractual restrictions on its withdrawal or use for general operating purposes, as well as certain amounts held on behalf of Carlyle funds. As of
September 30, 2026 and December 31, 2025, the Company held restricted cash of $0.8 million and $3.4 million, respectively, which are included in Deposits and other in the condensed consolidated balance sheets.
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
Securities Sold Under Agreements to Repurchase
As it relates to certain European CLOs sponsored by the Company, securities sold under agreements to repurchase (“Repurchase Agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under Repurchase Agreements on terms that permit the counterparties to repledge or resell the securities to others. As of September 30, 2026, $358.6 million of securities were transferred to counterparties under Repurchase Agreements and are included within investments in the condensed consolidated balance sheets. Cash received under Repurchase Agreements is recognized as a liability within debt obligations in the condensed consolidated balance sheets. See Note 5, Borrowings, for additional information.
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
Leases
The Company accounts for its leases in accordance with ASC 842, Leases, and recognizes a lease liability and right-of-use (“ROU”) asset in the condensed consolidated balance sheets for contracts that it determines are leases or contain a lease. The Company’s leases primarily consist of operating leases for office space in various countries around the world. The Company also has operating leases for office equipment and vehicles, which are not significant. The Company does not separate non-lease components from lease components for its office space and equipment operating leases and instead accounts for each separate lease component and its associated non-
lease component as a single lease component. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease ROU assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
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
In 2026, the Company entered into an operating lease agreement for office space in New York City, which has a term of 10 years and is expected to commence during 2028. The total contractual minimum lease payment over

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
the term of the lease is approximately $255 million. The related ROU asset and operating lease liability will be recorded on the lease commencement date and are not reflected on the Company’s condensed consolidated balance sheets as of September 30, 2026.
Intangible Assets and Goodwill
The Company’s intangible assets consist of acquired contractual rights to earn future fee income, including management and advisory fees, customer relationships, and acquired trademarks. Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to eight years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was $32.8 million for both the three months ended September
30, 2026 and 2025, and $98.4 million and $98.2 million for the nine months ended September 30, 2026 and 2025, respectively, and is included in general, administrative, and other expenses in the condensed consolidated statements of operations. Certain intangible assets are held by entities of which the functional currency is not the
U.S. dollar. Any corresponding currency translation is recorded in accumulated other comprehensive income (loss).
Goodwill represents the excess of cost over the identifiable net assets of businesses acquired and is recorded in the functional currency of the acquired entity. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1 and between annual tests when events and circumstances indicate that impairment may have occurred.
The Company recorded no impairment losses of intangible assets or goodwill during the three and nine months ended September 30, 2026 and 2025.
Deferred Revenue
Deferred revenue represents management fees and other revenue received prior to the balance sheet date, which has not yet been earned. Deferred revenue also includes transaction and portfolio advisory fees received by the Company that are required to offset fund management fees pursuant to the related fund agreements.
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) comprises foreign currency translation adjustments and gains and losses on defined benefit plans sponsored by AlpInvest. The components of accumulated other comprehensive income (loss) as of September 30, 2026 and December 31, 2025 were as follows:

	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Currency translation adjustments	$(194.9)	$(172.7)
Unrealized gains on defined benefit plans	0.7	2.5
Total	$(194.2)	$(170.2)
Foreign Currency Translation
Non-U.S. dollar denominated assets and liabilities are remeasured at period-end rates of exchange, and the condensed consolidated statements of operations are remeasured at rates of exchange in effect throughout the period. Foreign currency gains (losses) resulting from transactions outside of the functional currency of an entity of
$1.0 million and $2.9 million for the three months ended September 30, 2026 and 2025, respectively, and
$3.9 million and $(22.2) million for the nine months ended September 30, 2026 and 2025, respectively, are included in general, administrative and other expenses in the condensed consolidated statements of operations.

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
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-
Use Software, which clarifies the threshold for capitalizing internal-use software costs to be based on when (i)
management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted, and the amendments in this update may be applied on a prospective, retrospective or modified basis. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
In September 2026, the FASB issued ASU 2026-03, Investment Companies with Equity Securities Subject to
Contractual Sale Restrictions, which changes how investment companies in the scope of ASC 946, Financial
Services — Investment Companies, measure the fair value of an equity security that is subject to a contractual restriction that prohibits the sale of the security. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted, and the amendments in this update are required to be applied on a prospective basis. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
3. Fair Value Measurement
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy levels as disclosed in Note 2, Summary of Significant Accounting Policies, as of
September 30, 2026:

(Dollars in millions)	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Funds(1):
Equity securities(2)	$47.1	$18.7	$1,174.0	$1,239.8
Bonds	—	—	760.2	760.2
Loans	—	—	10,033.9	10,033.9
	47.1	18.7	11,968.1	12,033.9
Investments in CLOs and other:
Investments in CLOs	—	—	293.3	293.3
Other investments(3)	89.7	20.2	19.0	128.9
Subtotal	$136.8	$38.9	$12,280.4	$12,456.1
Investments measured at net asset value				1,683.3
Total				$14,139.4
Liabilities
Loans payable of Consolidated Funds(4)(5)	$—	$—	$10,755.3	$10,755.3
Foreign currency forward contracts	—	2.0	—	2.0
Total	$—	$2.0	$10,755.3	$10,757.3

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(1)This balance excludes $1.7 billion of Investments of Consolidated Funds that are included in Investments measured at net asset value, which relate to certain consolidated investment fund of funds in the Company’s Carlyle AlpInvest segment.
(2)This balance includes $773.6 million related to investments that have been bridged by a subsidiary of the Company to investment funds and are accounted for as consolidated VIEs as of September 30, 2026. The Company’s subsidiary, which is accounted for as a consolidated VIE, has entered into warehouse agreements with certain funds to transfer certain of these investments at a price agreed upon by the parties, which may differ from fair value.
(3)The Level III balance excludes $97.8 million related to four corporate investments in equity securities which the Company has elected to account for under the measurement alternative for equity securities without readily determinable fair values pursuant to ASC 321, Investments–Equity Securities. As a non-recurring fair value measurement, the fair value of these equity securities is excluded from the tabular Level III rollforward disclosures.
(4)Senior and subordinated notes issued by CLO vehicles are valued based on the more observable fair value of the CLO financial assets, less (i) the fair value of any beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.
(5)Loans payable of Consolidated Funds balance excludes $926.7 million of senior notes measured at amortized cost and a
$33.9 million revolving credit balance, which relate to certain consolidated investment fund of funds in the Company’s
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

	Financial Assets
	Three Months Ended September 30, 2026
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$981.8	$720.7	$9,502.2	$321.0	$20.0	$11,545.7
Initial consolidation of funds(1)	(7.4)	20.0	533.9	(1.0)	—	545.5
Purchases	374.8	186.4	1,631.9	13.1	—	2,206.2
Sales and distributions	(159.6)	(159.8)	(1,206.1)	(35.8)	—	(1,561.3)
Settlements	—	—	(378.6)	—	—	(378.6)
Realized and unrealized gains (losses), net
Included in earnings	(15.6)	(3.0)	(25.9)	0.1	(1.0)	(45.4)
Included in other comprehensive income	—	(4.1)	(23.5)	(4.1)	—	(31.7)
Balance, end of period	$1,174.0	$760.2	$10,033.9	$293.3	$19.0	$12,280.4
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$0.7	$(2.8)	$(3.6)	$0.6	$(1.0)	$(6.1)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(4.2)	$(36.2)	$(4.0)	$—	$(44.4)

	Financial Assets
	Nine Months Ended September 30, 2026
	Investments of Consolidated Funds
	Equity securities	Bonds	Loans	Investments in CLOs	Other investments	Total
Balance, beginning of period	$1,094.8	$691.2	$9,249.8	$349.0	$94.6	$11,479.4
Initial consolidation/deconsolidation of funds(2)	(34.6)	14.1	(261.5)	13.7	—	(268.3)
Purchases	716.7	456.3	6,634.8	35.9	12.5	7,856.2
Sales and distributions	(482.3)	(369.6)	(4,194.9)	(93.5)	(86.9)	(5,227.2)
Settlements	—	—	(1,154.3)	—	—	(1,154.3)
Realized and unrealized gains (losses), net
Included in earnings	(120.6)	(11.5)	(125.1)	(2.0)	(1.2)	(260.4)
Included in other comprehensive income	—	(20.3)	(114.9)	(9.8)	—	(145.0)
Balance, end of period	$1,174.0	$760.2	$10,033.9	$293.3	$19.0	$12,280.4
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(110.2)	$(11.8)	$(70.1)	$(1.3)	$(1.0)	$(194.4)
Changes in unrealized gains (losses) included in other comprehensive income related to financial assets still held at the reporting date	$—	$(12.6)	$(113.9)	$(9.9)	$—	$(136.4)
(1)As a result of the initial consolidation of two funds during the three months ended September 30, 2026.
(2)As a result of the initial consolidation of three funds and deconsolidation of five funds during the nine months ended
September 30, 2026.

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
(1)As a result of the initial consolidation of three funds and deconsolidation of one fund during the three months ended
September 30, 2025.
(2)As a result of the initial consolidation of four funds and deconsolidation of two funds during the nine months ended
September 30, 2025.
(3)Represents the exchange of the BDC Preferred Shares, which were valued using Level III inputs, for common shares of
CGBD, which were valued using Level I inputs. See Note 9, Related Party Transactions, to our Annual Report on Form 10-
K for the year ended December 31, 2025 for more information.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Three Months Ended September 30,
	2026	2025
Balance, beginning of period	$9,837.2	$7,923.0
Initial consolidation/deconsolidation of funds(1)	582.5	(521.3)
Borrowings	3,879.7	3,446.7
Paydowns	(1,715.5)	(713.9)
Sales	(1,770.4)	(1,890.5)
Realized and unrealized (gains) losses, net
Included in earnings	(31.7)	(34.7)
Included in other comprehensive income	(26.5)	(0.6)
Balance, end of period	$10,755.3	$8,208.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(30.3)	$(21.4)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(67.4)	$1.9

	Financial Liabilities
	Loans Payable of Consolidated Funds
	Nine Months Ended September 30,
	2026	2025
Balance, beginning of period	$9,423.1	$6,809.1
Initial consolidation/deconsolidation of funds(2)	177.1	(801.4)
Borrowings	7,986.9	5,659.0
Paydowns	(3,355.1)	(1,555.5)
Sales	(3,252.7)	(2,243.7)
Realized and unrealized (gains) losses, net
Included in earnings	(95.4)	(74.0)
Included in other comprehensive income	(128.6)	415.2
Balance, end of period	$10,755.3	$8,208.7
Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$(71.3)	$(35.9)
Changes in unrealized (gains) losses included in other comprehensive income related to financial liabilities still held at the reporting date	$(197.3)	$452.4
(1)As a result of the initial consolidation of one fund during the three months ended September 30, 2026, and the initial consolidation of three funds and deconsolidation of one fund during the three months ended September 30,
2025.
(2)As a result of the initial consolidation of four funds and the deconsolidation of four funds during the nine months ended September 30, 2026, and the initial consolidation of four funds and deconsolidation of two funds during the nine months ended September 30, 2025.
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
Gains and losses included in other comprehensive income for all Level III financial assets and liabilities are included in accumulated other comprehensive loss and non-controlling interests in consolidated entities.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes quantitative information about the Company’s Level III inputs as of
September 30, 2026:

	Fair Value at	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from Increase in Input
(Dollars in millions)	September 30, 2026
Assets
Investments of Consolidated Funds:
Equity securities	$1.9	Consensus Pricing	Indicative Quotes ($ per share)	0.00 - 547.56 (467.64)	Higher
	755.1	Discounted Cash Flow	Discount Rates	0% - 19% (11%)	Lower
			Terminal Growth Rate	0% - 11% (3%)	Higher
		Comparable Multiple	EBITDA Multiple	1.2x - 22.7x (13.8x)	Higher
			Revenue Multiple	2.8x - 8.6x (5.9x)	Higher
	235.7	Discounted Cash Flow	Discount Rates	7% - 24% (14%)	Lower
			Constant Prepayment Rate	6% - 18% (8%)	Lower
			Constant Default Rate	0% - 5% (1%)	Lower
	181.3	Other(1)	N/A	N/A	N/A

Bonds	760.2	Consensus Pricing	Indicative Quotes (% of Par)	58 - 101 (95)	Higher
Loans	9,755.0	Consensus Pricing	Indicative Quotes (% of Par)	1 - 101 (97)	Higher
	277.2	Discounted Cash Flow	Discount Rates	8% - 20% (10%)	Lower
			Constant Prepayment Rate	11% - 11% (11%)	Lower
			Constant Default Rate	2% - 4% (2%)	Lower
			Severity	75% - 75% (75%)	Higher
	1.7	Other(1)	N/A	N/A	N/A
11,968.1
Investments in CLOs:
Senior secured notes	255.9	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	80 - 102 (100)	Higher
			Discount Margins (Basis Points)	85 - 1,450 (217)	Lower
			Default Rates	2% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Subordinated notes and preferred shares	37.4	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	1 - 82 (28)	Higher
			Discount Rates	8% - 19% (11%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
Other investments:
Aviation subordinated notes	6.5	Discounted Cash Flow	Discount Rates	21% - 21% (21%)	Lower
	12.5	Other(1)	N/A	N/A	N/A
Total	$12,280.4
Liabilities
Loans payable of Consolidated Funds:
Senior secured notes	$10,172.2	Other(2)	N/A	N/A	N/A
Subordinated notes and preferred shares	355.1	Consensus Pricing with Discounted Cash Flow	Indicative Quotes (% of Par)	3 - 90 (62)	Higher
			Discount Rates	7% - 14% (10%)	Lower
			Default Rates	1% - 2% (2%)	Lower
			Recovery Rates	60% - 60% (60%)	Higher
	228.0	Other(1)	N/A	N/A
Total	$10,755.3

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
4. Investments
Investments consist of the following:

	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Accrued performance allocations	$5,801.3	$7,620.3
Principal equity method investments, excluding performance allocations	3,069.4	2,879.5
Principal investments in CLOs	293.3	349.0
Other investments	236.7	303.9
Total	$9,400.7	$11,152.7
Accrued Performance Allocations
The components of accrued performance allocations are as follows:

	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Global Private Equity	$3,164.8	$5,021.1
Global Credit	918.5	724.6
Carlyle AlpInvest	1,718.0	1,874.6
Total	$5,801.3	$7,620.3
Approximately 12% of accrued performance allocations at September 30, 2026 were related to Carlyle
Partners VIII, L.P., one of the Company’s Global Private Equity funds. Approximately 24% of accrued performance allocations at December 31, 2025 were related to Carlyle Partners VII, L.P., one of the Company’s Global Private
Equity funds.
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
The components of the accrued giveback obligations are as follows:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Global Private Equity	$(94.7)	$(47.3)
Global Credit	(25.5)	(25.5)
Total	$(120.2)	$(72.8)
Principal Equity Method Investments, Excluding Performance Allocations
The Company’s principal equity method investments (excluding performance allocations) include its fund investments in Global Private Equity, Global Credit, and Carlyle AlpInvest typically as general partner interests, and its investments in Fortitude through a Carlyle-affiliated fund (included within Global Credit) and NGP (included within
Global Private Equity), which are not consolidated. Principal investments are related to the following segments:

	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Global Private Equity(1)	$1,460.5	$1,384.4
Global Credit(2)	1,185.0	1,151.9
Carlyle AlpInvest	423.9	343.2
Total	$3,069.4	$2,879.5
(1)The balance includes $640.9 million and $616.0 million as of September 30, 2026 and December 31, 2025, respectively, related to the Company’s equity method investments in NGP.
(2)The balance includes $743.0 million and $722.4 million as of September 30, 2026 and December 31, 2025, respectively, related to the Company’s investment in Fortitude.
Investment in Fortitude
Carlyle FRL, L.P. (“Carlyle FRL”), a Carlyle-affiliated investment fund, holds a 38.5% interest in FGH Parent,
L.P. (“FGH Parent” or “Fortitude”), an insurance and reinsurance company. The Company indirectly owns 10.5% of
Fortitude, and Carlyle FRL and other strategic third-party investors collectively hold a 97.5% interest in Fortitude. As of September 30, 2026, the carrying value of the Company’s investment in Carlyle FRL, which is an investment company that accounts for its investment in Fortitude at fair value, was $743.0 million, relative to equity invested of
$666.8 million.
Fortitude declared and paid dividends of $300.0 million in each of September 2026 and 2025, of which
$31.3 million and $31.4 million, respectively, were distributed to the Company from Carlyle FRL and recognized as realized principal investment income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025.
The Company has an asset management relationship with Fortitude pursuant to which Fortitude committed to allocate assets in asset management strategies and vehicles of the Company and its affiliates. As of September 30,
2026, Fortitude, its affiliates and certain Fortitude reinsurance counterparties have committed approximately
$27.4 billion of capital to-date to various Carlyle strategies. The Company has a strategic advisory services agreement in place with certain subsidiaries of Fortitude through Carlyle Insurance Solutions Management L.L.C.
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
The Company’s investments in NGP as of September 30, 2026 and December 31, 2025 are as follows:

	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Investment in NGP Management	$220.6	$247.4
Investments in NGP general partners - accrued performance allocations	377.1	326.2
Principal investments in NGP funds	43.2	42.4
Total investments in NGP	$640.9	$616.0
See Note 4, Investments, to our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the restructuring of the terms of the Company’s strategic investment in NGP (the
“Restructuring”). As a result of the Restructuring, the nine months ended September 30, 2025 included a
$92.5 million impairment of the Company’s investment in NGP Management and a $38.0 million reduction in accrued performance allocations, which were recorded in Principal investment income (loss) in the condensed consolidated statements of operations and excluded from Distributable Earnings, as defined in Note 14, Segment
Reporting. The Company amortizes basis differences established in connection with the Restructuring as a reduction to Principal investment income over their estimated useful lives.
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
associated with the compensatory elements of the investment, and any impairment charges. The net investment income (loss) recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 related to its investment in NGP Management were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Management fee related revenues from NGP Management	$13.4	$15.0	$42.0	$46.5
Expenses related to the investment in NGP Management	(2.8)	(3.6)	(8.4)	(10.8)
Amortization of basis differences and impairment of investment in NGP Management	(8.3)	(8.7)	(25.5)	(110.0)
Net investment income (loss) from NGP Management	$2.3	$2.7	$8.1	$(74.3)
Management fee related revenues from NGP Management were primarily driven by NGP XI, NGP XII, and
NGP XIII during the three and nine months ended September 30, 2026 and 2025. These funds calculate management fees as 1.5% of the limited partners’ commitments less any return of capital or write-offs during the investment period. Following the investment period, the basis on which fund management fees are generally calculated is further reduced by a reserve for future management fees and operating costs.
Investment in the General Partners of NGP Carry Funds. The Company’s investment in the general partners of the NGP Carry Funds entitles it to up to 47.5% of performance allocations received by NGP Fund general partners. The Company records its equity income allocation from NGP performance allocations in principal investment income (loss) from equity method investments rather than performance allocations in its condensed

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
consolidated statements of operations. The Company recognized net investment earnings (losses) related to these performance allocations of $49.8 million and $23.8 million for the three months ended September 30, 2026 and
2025, respectively, and $132.1 million and $22.9 million for the nine months ended September 30, 2026 and 2025, respectively, in its condensed consolidated statements of operations. The nine months ended September 30, 2025 included a $38.0 million reduction related to the Restructuring.
Principal Investments in NGP Funds. The Company also holds principal investments in the NGP Carry Funds.
The Company recognized net investment earnings (losses) related to these investments in principal investment income (loss) in its condensed consolidated statements of operations of $7.0 million and $3.3 million for the three months ended September 30, 2026 and 2025, respectively, and $18.2 million and $8.8 million for the nine months ended September 30, 2026 and 2025, respectively.
Principal Investments in CLOs and Other Investments
Principal investments in CLOs as of September 30, 2026 and December 31, 2025 were $293.2 million and
$349.0 million, respectively, and consisted of investments in CLO senior and subordinated notes. A portion of the
Company’s principal investments in CLOs is collateral to CLO term loans (see Note 5, Borrowings). As of
September 30, 2026 and December 31, 2025, other investments included the Company’s investment in common shares of CGBD at fair value of $33.3 million and $37.5 million, respectively.
Investment Income (Loss)
The components of investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Performance allocations
Realized	$211.6	$49.4	$569.0	$499.0
Unrealized	(838.2)	(656.1)	(1,832.0)	(244.0)
	(626.6)	(606.7)	(1,263.0)	255.0
Principal investment income (loss) from equity method investments (excluding performance allocations)
Realized	144.6	59.6	195.4	208.5
Unrealized	(29.1)	8.4	67.1	(147.8)
	115.5	68.0	262.5	60.7
Principal investment income (loss) from investments in CLOs and other investments
Realized	3.1	1.1	6.9	0.7
Unrealized	0.7	18.6	(16.5)	18.4
	3.8	19.7	(9.6)	19.1
Total	$(507.3)	$(519.0)	$(1,010.1)	$334.8

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The performance allocations included in revenues are derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Global Private Equity	$(669.0)	$(781.4)	$(1,468.9)	$(219.5)
Global Credit	128.7	93.3	268.0	223.1
Carlyle AlpInvest	(86.3)	81.4	(62.1)	251.4
Total	$(626.6)	$(606.7)	$(1,263.0)	$255.0
The following tables summarize the funds that are the primary drivers of performance allocations for the three and nine months ended September 30, 2026 and 2025, as well as the total revenue recognized, including performance allocations, fund management fees and principal investment income:

Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(Dollars in millions)			(Dollars in millions)
Global Private Equity	Carlyle Partners VII, L.P.	$(783.0)	Global Private Equity	Carlyle Partners VII, L.P.	$(1,770.8)

Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(Dollars in millions)			(Dollars in millions)
Global Private Equity	Carlyle Asia Partners V, L.P.	$(257.2)	Global Private Equity	Carlyle Partners VII, L.P.	$(110.2)
Global Private Equity	Carlyle Partners VII, L.P.	$(557.9)	Global Private Equity	Carlyle Asia Partners V, L.P.	$(197.4)
Carlyle’s income (loss) from its principal equity method investments consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Global Private Equity	$82.0	$39.4	$201.5	$(13.0)
Global Credit	10.2	12.8	25.3	31.5
Carlyle AlpInvest	23.3	15.8	35.7	42.2
Total	$115.5	$68.0	$262.5	$60.7
Investments of Consolidated Funds
The Company consolidates the financial positions and results of operations of certain CLOs in which it is the primary beneficiary. During the nine months ended September 30, 2026, the Company became the primary beneficiary of six additional CLOs. Investments in Consolidated Funds as of September 30, 2026 and December 31,
2025 also included $773.6 million and $989.4 million, respectively, related to investments that have been bridged by the Company to investment funds in the Global Private Equity and Carlyle AlpInvest segments that are accounted for as consolidated VIEs.
There were no individual investments with a fair value greater than five percent of the Company’s total assets for any period presented.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Interest and Other Income of Consolidated Funds
The components of interest and other income of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Interest income from investments	$163.2	$146.9	$503.0	$412.4
Other income	11.8	16.5	44.2	47.4
Total	$175.0	$163.4	$547.2	$459.8
Net Investment Income (Loss) of Consolidated Funds
Net investment income (loss) of Consolidated Funds includes net realized gains (losses) from sales of investments and unrealized gains (losses) resulting from changes in fair value of the Consolidated Funds’
investments. The components of Net investment income (loss) of Consolidated Funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Gains (losses) from investments of Consolidated Funds	$(54.3)	$88.5	$(156.3)	$100.1
Gains from liabilities of consolidated CLOs	31.6	34.7	95.4	76.0
Total	$(22.7)	$123.2	$(60.9)	$176.1
The following table presents realized and unrealized gains (losses) earned from investments of the
Consolidated Funds (including consolidated CLOs):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net realized gains	$52.3	$58.5	$10.7	$33.6
Net change in unrealized gains (losses)	(106.6)	30.0	(167.0)	66.5
Total	$(54.3)	$88.5	$(156.3)	$100.1

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
5. Borrowings
The Company borrows and enters into credit agreements for its general operating and investment purposes.
The Company’s debt obligations consist of the following:

	As of
	September 30, 2026		December 31, 2025
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
	(Dollars in millions)
CLO Borrowings	$370.4	$367.7	$350.1	$349.4
3.500% Senior Notes Due 9/19/2029	425.0	423.7	425.0	423.4
5.050% Senior Notes Due 9/19/2035	800.0	791.8	800.0	791.1
5.625% Senior Notes Due 3/30/2043	600.0	600.5	600.0	600.5
5.650% Senior Notes Due 9/15/2048	350.0	346.8	350.0	346.7
4.625% Subordinated Notes Due 5/15/2061	500.0	486.2	500.0	485.9
Total debt obligations	$3,045.4	$3,016.7	$3,025.1	$2,997.0
Senior Credit Facility
The senior credit facility consists of a $1.0 billion revolving credit facility, which was amended in May 2025 to extend the maturity date from April 29, 2027 to May 29, 2030. The Company is required to maintain management fee-earning assets of at least $156.9 billion and a total leverage ratio of less than 4.0 to 1.0, in each case, tested on a quarterly basis. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facility. Principal amounts outstanding under the revolving credit facility accrue interest, at the option of the borrowers, either (a) at an alternate base rate plus an applicable margin not to exceed 0.50% per annum, or (b) at SOFR (or similar benchmark rate for non-U.S. dollar borrowings) plus a 0.10% adjustment and an applicable margin not to exceed
1.50% per annum (at September 30, 2026, the interest rate was 5.01%). The Company made no borrowings under the revolving credit facility during the three and nine months ended September 30, 2026 and 2025, and there was no amount outstanding as of September 30, 2026.
Global Credit Revolving Credit Facility
Certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment. As currently amended, the Global Credit Revolving Credit
Facility provides for a revolving line of credit with a capacity of $300 million, which matures in September 2027, and a second revolving line of credit with a capacity of $200 million, which the Company amended in August 2026 to extend the maturity date to August 18, 2027. The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the Global Credit Revolving
Credit Facility. Principal amounts outstanding accrue interest at applicable SOFR or Eurocurrency rates plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. During the three and nine months ended September 30, 2026 and 2025, the Company made no borrowings under the Global Credit Revolving
Credit Facility. As of September 30, 2026, there was no borrowing outstanding under the Global Credit Revolving
Credit Facility.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
CLO Borrowings
For certain of the Company’s CLOs, the Company finances a portion of its investment in the CLOs through the proceeds received from term loans and other financing arrangements with financial institutions. The following table provides information regarding total outstanding CLO borrowings as of September 30, 2026 and December 31,
2025 (Dollars in millions):

	As of September 30, 2026			As of December 31, 2025
	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Total CLO borrowings	$370.4	5.07%	10.72	$350.1	4.50%	9.86
The CLO term loans are secured by the Company’s investments in the respective CLO, have a general unsecured interest in the Carlyle entity that manages the CLO, and generally do not have recourse to any other
Carlyle entity. Interest expense for the three months ended September 30, 2026 and 2025 was $4.6 million and $3.7 million, respectively. Interest expense for the nine months ended September 30, 2026 and 2025 was $12.6 million and $11.5 million, respectively. The fair value of the outstanding balance of the CLO term loans at September 30,
2026 approximated par value based on current market rates for similar debt instruments. These CLO term loans are classified as Level III within the fair value hierarchy.
CLO Repurchase Agreements
The Company is party to master credit facility agreements (the “CLO Financing Facilities”) to finance a portion of the risk retention investments in certain CLOs managed by the Company. Each transaction entered into under the
CLO Financing Facilities bears interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread agreed upon by the parties. As of September 30, 2026,
$358.6 million was outstanding under the CLO Financing Facilities, which includes €296.0 million ($335.6 million) in borrowings made in Euro. Additional borrowings may be made on terms agreed upon by the Company and the counterparty subject to the terms and conditions of the CLO Financing Facilities.
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

				Interest Expense
	Aggregate Principal Amount	Fair Value (1) As of		Three Months Ended September 30,		Nine Months Ended September 30,
		September 30, 2026	December 31, 2025	2026	2025	2026	2025
3.500% Senior Notes Due 9/19/2029 (2)	$425.0	$400.3	$417.8	$3.8	$3.8	$11.5	$11.5
5.050% Senior Notes Due 9/19/2035 (3)	800.0	726.3	800.9	10.3	1.3	31.0	1.3
5.625% Senior Notes Due 3/30/2043 (4)	600.0	533.3	600.7	8.4	8.4	25.3	25.3
5.650% Senior Notes Due 9/15/2048 (5)	350.0	307.6	347.5	4.9	4.9	14.9	14.9
				$27.4	$18.4	$82.7	$53.0
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
As of September 30, 2026 and December 31, 2025, the fair value of the Subordinated Notes was
$301.4 million and $342.0 million, respectively. Fair value is based on active market quotes and the notes are classified as Level I within the fair value hierarchy. For both the three months ended September 30, 2026 and 2025, the Company incurred $5.8 million of interest expense on the Subordinated Notes. For both the nine months ended
September 30, 2026 and 2025, the Company incurred $17.6 million of interest expense on the Subordinated Notes.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Debt Covenants
The Company is subject to various financial and non-financial covenants under its loan agreements and the indentures governing its senior notes. The Company was in compliance with all financial and non-financial covenants under its various loan agreements as of September 30, 2026.
Loans Payable of Consolidated Funds
Loans payable of Consolidated Funds primarily represent amounts due to holders of debt securities issued by the CLOs. As of September 30, 2026 and December 31, 2025, the following borrowings were outstanding (Dollars in millions):

	As of September 30, 2026
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(1)	$11,120.6	$11,099.0	5.05%		11.87
Subordinated notes	449.1	355.1	N/A	(3)	10.44
Revolving credit facilities(2)	261.9	261.9	4.74%		0.46
Total	$11,831.6	$11,716.0

	As of December 31, 2025
	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior secured notes(1)	$9,994.8	$9,972.1	5.09%		11.18
Subordinated notes	509.6	390.9	N/A	(3)	9.65
Revolving credit facilities(2)	63.0	63.0	6.68%		3.45
Total	$10,567.4	$10,426.0
(1)Borrowing Outstanding as of September 30, 2026 includes $937.5 million of senior secured notes that are measured at amortized cost, which approximates fair value. Fair Value as of September 30, 2026 and December 31, 2025 includes the carrying value of these notes of $926.7 million and $939.9 million, respectively. These senior secured notes were classified as Level III within the fair value hierarchy.
(2)Fair Value as of September 30, 2026 and December 31, 2025 reflects the amortized cost of outstanding revolving credit balances which approximates fair value.
(3)The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLOs.
Loans payable of the CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral consisted of cash and cash equivalents, corporate loans, corporate bonds and other securities. The Company is not liable for any loans payable of the CLOs. As of
September 30, 2026 and December 31, 2025, total assets of the CLOs were $11.8 billion and $11.0 billion, respectively.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
6. Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following:

	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Accrued performance allocations and incentive fee related compensation	$4,037.7	$5,111.8
Accrued bonuses	192.7	294.5
Realized performance allocations and incentive fee related compensation not yet paid	210.4	315.1
Other	129.1	128.0
Total	$4,569.9	$5,849.4
The following table presents realized and unrealized performance allocations and incentive fee related compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Realized	$203.3	$62.9	$492.2	$505.2
Unrealized	(537.8)	(387.5)	(1,101.0)	(214.8)
Total	$(334.5)	$(324.6)	$(608.8)	$290.4
7. Commitments and Contingencies
Capital Commitments
The Company and its unconsolidated affiliates have unfunded commitments totaling $4.3 billion as of
September 30, 2026, of which approximately $3.2 billion is subscribed individually by senior Carlyle professionals, advisors and other professionals. In addition to these unfunded commitments, the Company may from time to time exercise its right to purchase additional interests in its investment funds that become available in the ordinary course of their operations.
Under the Carlyle Global Capital Markets platform, certain subsidiaries of the Company may act as an underwriter, syndicator or placement agent for security offerings and loan originations. The Company earns fees in connection with these activities and bears the risk of the sale of such securities and placement of such loans, which may be longer dated. As of September 30, 2026, the Company had no material commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Guaranteed Loans
From time to time, the Company or its subsidiaries may enter into agreements to guarantee certain obligations of the investment funds related to, for example, credit facilities or equity commitments. Certain consolidated subsidiaries of the Company are the guarantors of revolving credit facilities for certain funds in the Carlyle AlpInvest segment. The guarantee is limited to the lesser of the total amount drawn under the credit facilities or the total of net asset value of the guarantor subsidiaries plus any uncalled capital of the applicable general partner. The outstanding balances are secured by uncalled capital commitments from the underlying funds, and the Company believes the likelihood of any material funding under this guarantee to be remote. As of September 30, 2026, the
Company had no material outstanding guarantees under the credit facilities.
In February 2026, the Company entered into an agreement pursuant to which it provided support for a credit facility of a certain fund in the Global Credit segment. The maximum aggregate amount that could be funded under this agreement was approximately $120.0 million as of September 30, 2026. The agreement will remain effective for the term of the credit facility, including any extensions thereof, unless terminated earlier in accordance with the

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
terms of the credit facility. The Company has not funded any amounts under this agreement to date and believes the likelihood of any material funding to be remote.
In June 2026, certain consolidated subsidiaries of the Company are the guarantors of a credit agreement for a fund in the Carlyle AlpInvest segment, which is scheduled to expire on December 16, 2026. The maximum potential amount to be funded under this guarantee is $30.0 million. The outstanding balances under the credit agreement are collateralized by the investments in the fund, and the Company believes the likelihood of any material funding under this guarantee to be remote.
In July 2026, the Company entered into an agreement with a financial institution pursuant to which it provided the guarantee for an unsecured revolving credit facility of an investment fund that is actively fundraising in the
Global Private Equity segment. The maximum aggregate amount available under the facility is $400.0 million, with
$228.0 million outstanding as of September 30, 2026. This facility matures in April 2027 with the possibility to extend to July 2027. The Company has not funded any amounts under this guarantee to date and believes the likelihood of any material funding to be remote.
Contingent Obligations
Giveback
A liability for potential repayment of previously received performance allocations of $120.2 million and $72.8 million at September 30, 2026 and December 31, 2025, respectively, is shown as accrued giveback obligations in the condensed consolidated balance sheets, representing the giveback obligation that would need to be paid if the funds were liquidated at their current fair values at September 30, 2026 and December 31, 2025, respectively.
However, the ultimate giveback obligation, if any, generally is not paid until the end of a fund’s life or earlier if the giveback becomes fixed and early payment is agreed upon by the fund’s partners (see Note 2, Summary of
Significant Accounting Policies). The Company had $51.7 million and $24.2 million of unbilled receivables from former and current employees and senior Carlyle professionals as of September 30, 2026 and December 31, 2025,
respectively, related to giveback obligations. Any such receivables are collateralized by investments made by individual senior Carlyle professionals and employees in Carlyle-sponsored funds. In addition, as of September 30,
2026 and December 31, 2025, $160.9 million and $151.5 million, respectively, have been withheld from distributions of carried interest to senior Carlyle professionals and employees for potential giveback obligations. Such amounts are held on behalf of the respective current and former Carlyle employees to satisfy any givebacks they may owe and are held by entities not included in the accompanying condensed consolidated balance sheets. Current and former senior Carlyle professionals and employees are personally responsible for their giveback obligations. As of
September 30, 2026, approximately $51.7 million of the Company’s accrued giveback obligation is the responsibility of various current and former senior Carlyle professionals and other former limited partners of the Carlyle Holdings partnerships, and the net accrued giveback obligation attributable to the Company is $68.5 million.
If, at September 30, 2026, all of the investments held by the Company’s Funds were deemed worthless, a possibility that management views as remote, the amount of realized and distributed carried interest subject to potential giveback would be $1.5 billion, on an after-tax basis where applicable, of which approximately $0.5 billion would be the responsibility of current and former senior Carlyle professionals.
Other
In April 2026, in connection with an investment fund that is actively fundraising in the Global Private Equity segment, the Company entered into an arrangement with a third party pursuant to which the third party subscribed for a $500.0 million commitment in the investment fund (the “Warehoused Interests”), with the Company obligated to acquire any unsold Warehoused Interests as of December 31, 2026. As of September 30, 2026, $450.2 million of
Warehoused Interests had been sold to other investors, and the remaining $49.8 million continued to be held by the third party. In October 2026, the remaining Warehoused Interests were sold to other investors.
In connection with a consolidated investment fund in the Carlyle AlpInvest segment, the Company entered into an arrangement with a third party pursuant to which the Company may be required to make payments up to
$50.0 million in the aggregate in the event the fund does not achieve a specified return. As of September 30, 2026,

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
the Company has concluded that the likelihood of payment under this arrangement is not probable; therefore, no liability has been recorded.
Legal Matters
In the ordinary course of business, the Company is a party to litigation, investigations, inquiries, employment-
related matters, disputes, and other potential claims. Certain of these matters are described below. The Company is not currently able to estimate the reasonably possible amount of loss or range of loss, in excess of amounts accrued, for the matters that have not been resolved. Although it is not possible to predict the ultimate outcome of these unresolved matters, the Company does not believe it is probable that the outcome of any existing litigation, investigations, disputes, or claims will materially affect the Company or these financial statements in excess of amounts accrued.
The Tax Receivable Agreement Matter
The Company came into existence on January 1, 2020, when its predecessor, The Carlyle Group L.P. (the
“PTP”), converted from a partnership into a corporation (the “Conversion”). On July 29, 2022, an alleged stockholder of the Company, the City of Pittsburgh Comprehensive Municipal Trust Fund (the “original Plaintiff”), filed suit in the
Delaware Court of Chancery, alleging a direct claim against the Company for breach of its certificate of incorporation and a derivative claim on behalf of the Company against certain current and former officers and directors of the Company. As the original Plaintiff did not actually own shares on the date of the Conversion, it stipulated to the dismissal of the derivative claims in October of 2025 and the Court has allowed Charles Blackburn
(together with the original Plaintiff, “Plaintiffs”) to intervene as a new plaintiff with respect to the derivative claims.
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
In connection with the sale of the Company’s interest in its local Brazilian management entity in August 2021, the Company provided a guarantee to the acquiring company of up to BRL 100.0 million ($19.3 million as of
September 30, 2026) for liabilities arising from tax-related indemnifications. This guarantee, which will expire in
August 2027, would only come into effect after all alternative remedies have been exhausted. The Company believes the likelihood of any material funding under this guarantee to be remote.
Risks and Uncertainties
Carlyle’s funds seek investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the underlying investees conduct their operations, as well as general economic, political, regulatory, and public health conditions, may have a significant negative impact on the Company’s investments and profitability. The funds managed by the Company may also experience a slowdown in the deployment of capital, which could adversely affect the Company’s ability to raise capital for new or successor funds and could also impact the management fees the Company earns on its carry funds and managed accounts, and/or result in the impairment of intangible assets and/or goodwill in the case of the Company’s acquired businesses. Such events are beyond the Company’s control, and the likelihood that they may occur and the effect on the Company cannot be predicted.
Furthermore, certain of the funds’ investments are made in private companies and there are generally no public markets for the underlying securities at the current time. The funds’ ability to liquidate their publicly traded investments is often subject to limitations, including discounts that may be required to be taken on quoted prices due to the number of shares being sold. The funds’ ability to liquidate their investments and realize value is subject to significant limitations and uncertainties, including among others currency fluctuations and natural disasters.
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
8. Related Party Transactions
Due from Affiliates and Other Receivables, Net
The Company had the following due from affiliates and other receivables at September 30, 2026 and
December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Accrued incentive fees	$55.5	$53.6
Unbilled receivable for giveback obligations from current and former employees	51.7	24.2
Notes receivable and accrued interest from affiliates	51.2	34.0
Management fee receivable, net	251.9	246.0
Reimbursable expenses and other receivables from unconsolidated funds and affiliates, net	605.6	477.0
Total	$1,015.9	$834.8
Reimbursable expenses and other receivables from certain of the unconsolidated funds and portfolio companies relate to advisory fees receivable and expenses paid on behalf of these entities. These costs generally represent costs related to the pursuit of actual or proposed investments, professional fees, and expenses associated with the acquisition, holding, and disposition of the investments. The affiliates are obligated at the discretion of the Company to reimburse the expenses. Based on management’s determination, the Company may accrue and charge interest on amounts due from affiliate accounts at interest rates ranging up to 7.05% as of
September 30, 2026. The accrued and charged interest to the affiliates was not significant for any period presented.
Notes receivable includes loans that the Company has provided to certain unconsolidated funds to meet short-
term obligations to purchase investments. Notes receivable as of September 30, 2026 and December 31, 2025 also include interest-bearing loans of $39.2 million and $19.5 million, respectively, to certain eligible Carlyle employees, which excludes Section 16 officers and other members of senior management, to finance their investments in certain Carlyle sponsored funds. These advances accrue interest at rates which range between 5.05% and 6.00%
as of September 30, 2026.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Due to Affiliates
The Company has recorded obligations for amounts due to certain of its affiliates. The Company periodically offsets expenses it has paid on behalf of its affiliates against these obligations. The Company had the following due to affiliates balances at September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Due to affiliates of Consolidated Funds	$7.2	$6.1
Due to non-consolidated affiliates	126.9	102.0
Amounts owed under the tax receivable agreement	63.7	71.8
Other	20.1	24.0
Total	$217.9	$203.9
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
Other Related Party Transactions
Aircraft Transactions
Entities controlled by our co-founders own aircraft that may be used for the Company’s business in the ordinary course of its operations. The hourly rates that the Company pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. For the three months ended September 30,
2026 and 2025, the Company incurred fees for the use of these aircraft of $1.0 million and $0.4 million, respectively.
For the nine months ended September 30, 2026 and 2025, the Company incurred fees for the use of these aircraft of $1.9 million and $1.4 million, respectively. All payments were paid directly to the manager of the aircraft, and a significant portion of the payments were ultimately paid to or were for the benefit of certain co-founders.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
9. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Provision (benefit) for income taxes	$(0.1)	$(26.7)	$11.8	$98.2

Effective tax rate	0%	(31)%	66%	14%
The effective tax rate for the three and nine months ended September 30, 2026 and 2025 primarily comprised the 21% U.S. federal corporate income tax rate, the impact of U.S. state and foreign income taxes, the tax effects of non-controlling interest, disallowed executive compensation, and equity-based compensation deductions. The effective tax rate for the three months ended September 30, 2026 was 0% due to the offsetting effects of these rate drivers and the benefit from non-taxable income. The effective tax rate for the three months ended September 30,
2025 was negative primarily due to the tax benefit from the pretax loss incurred prior to the effect of non-controlling interest and due to the deduction related to the excess tax benefit from the vesting of restricted stock units in the quarter. For the nine months ended September 30, 2026, the effective tax rate also included the impact of a one-
time tax expense related to a change in the tax classification of a consolidated subsidiary.
As of September 30, 2026 and December 31, 2025, the Company had federal, state, local and foreign taxes payable of $82.7 million and $141.4 million, respectively, which is recorded as a component of accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2026, the Company’s U.S. federal income tax returns for the years
2022 through 2025 are generally open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2020 to 2025. Foreign tax returns are generally subject to audit from 2011 to 2025. Certain of the Company’s affiliates are currently under audit by federal, state and foreign tax authorities. The Company does not believe that the outcome of the audits will require it to record material reserves for uncertain tax positions or that the outcome will have a material impact on the condensed consolidated financial statements.
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
10. Non-controlling Interests in Consolidated Entities
The components of the Company’s non-controlling interests in consolidated entities are as follows:

	As of
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$1,099.9	$861.5
Non-Carlyle interests in majority-owned subsidiaries	469.8	433.9
Non-controlling interests in carried interest and giveback obligations	25.4	0.2
Non-controlling interests in consolidated entities	$1,595.1	$1,295.6

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The components of the Company’s non-controlling interests in income (loss) of consolidated entities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Non-Carlyle interests in Consolidated Funds	$(25.5)	$91.3	$31.3	$113.2
Non-Carlyle interests in majority-owned subsidiaries	(2.8)	20.3	38.8	35.6
Non-controlling interests in carried interest and giveback obligations	(40.8)	—	(61.2)	(0.2)
Non-controlling interests in income (loss) of consolidated entities	$(69.1)	$111.6	$8.9	$148.6

11. Earnings Per Common Share
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Basic	Diluted	Basic	Diluted
Net loss attributable to common shares	$(7,700,000)	$(7,700,000)	$(2,800,000)	$(2,800,000)
Weighted-average common shares outstanding	354,291,958	354,291,958	357,067,726	357,067,726
Net loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Basic	Diluted	Basic	Diluted
Net income attributable to common shares	$900,000	$900,000	$450,600,000	$450,600,000
Weighted-average common shares outstanding	360,065,837	376,487,705	359,965,320	369,932,801
Net income per common share	$0.00	$0.00	$1.25	$1.22
The weighted-average common shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	354,291,958	354,291,958	357,067,726	357,067,726
Weighted-average common shares outstanding	354,291,958	354,291,958	357,067,726	357,067,726

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Basic	Diluted	Basic	Diluted
The Carlyle Group Inc. weighted-average common shares outstanding	360,065,837	360,065,837	359,965,320	359,965,320
Unvested restricted stock units	—	6,763,578	—	6,287,811
Issuable common shares and performance-vesting restricted stock units	—	9,658,290	—	3,679,670
Weighted-average common shares outstanding	360,065,837	376,487,705	359,965,320	369,932,801
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. Also included in the determination of dilutive weighted-average common shares are issuable common shares associated with the Company’s investment in NGP and performance-
vesting restricted stock units. For the three and nine months ended September 30, 2026, all such awards are

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
antidilutive and excluded from the computation of diluted earnings per share given the net loss attributable to common shareholders.
12. Equity
Share Repurchase Program
The Board of Directors reset the total repurchase authorization of the Company’s previously approved share repurchase program to $2.0 billion in shares of the Company’s common stock, effective as of February 26, 2026.
Under the share repurchase program, shares of the Company’s common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, or otherwise, including through Rule 10b5-1 plans. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including legal requirements and price, economic, and market conditions. In addition to repurchases of common stock, the share repurchase program is used for the payment of tax withholding amounts upon net share settlement of equity-based awards granted pursuant to our Equity Incentive Plan or otherwise based on the value of shares withheld that would have otherwise been issued to the award holder. The share repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. As of September 30, 2026,
$1.4 billion of repurchase capacity remained under the program, which reflects both common shares repurchased and shares retired in connection with the net share settlement of equity-based awards. The following table presents the Company’s shares that have been repurchased or retired as a result of net share settlement of equity-based awards during the three and nine months ended September 30, 2026 and 2025. Dollar amounts exclude the impact of excise taxes.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares	$	Shares	$	Shares	$	Shares	$
	(Dollars in millions, except share data)
Shares repurchased	2,637,455	$125.0	1,568,399	$100.0	10,554,697	$490.0	4,236,146	$225.0
Shares retired in connection with the net share settlement of equity- based awards	1,854,503	85.4	1,693,158	102.7	4,406,553	229.3	4,620,513	257.8
Total	4,491,958	$210.4	3,261,557	$202.7	14,961,250	$719.3	8,856,659	$482.8
Dividends
The table below presents information regarding the quarterly dividends on the common shares, which were made at the sole discretion of the Board of Directors of the Company.

Dividend Record Date	Dividend Payment Date	Dividend per Common Share	Dividend to Common Shareholders
		(Dollars in millions, except per share data)
May 19, 2025	May 27, 2025	$0.35	$126.3
August 18, 2025	August 28, 2025	0.35	126.5
November 10, 2025	November 19, 2025	0.35	125.9
February 16, 2026	February 20, 2026	0.35	126.4
Total 2025 Dividend Year		$1.40	$505.1

May 18, 2026	May 28, 2026	$0.35	$125.7
August 17, 2026	August 26, 2026	0.35	124.5
November 16, 2026	November 23, 2026	0.35	123.9
Total 2026 Dividend Year (through Q3 2026)		$1.05	$374.1
The Board of Directors will take into account general economic and business conditions, as well as the
Company’s strategic plans and prospects, business and investment opportunities, financial condition and

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
obligations, legal, tax, and regulatory restrictions, other constraints on the payment of dividends by the Company to its common shareholders or by subsidiaries to the Company, and other such factors as the Board of Directors may deem relevant. In addition, the terms of the Company’s credit facility provide certain limits on the Company’s ability to pay dividends.
13. Equity-Based Compensation
The Carlyle Group Inc. Amended and Restated 2012 Equity Incentive Plan (the “Equity Incentive Plan,” initially adopted in May 2012 and as most recently amended and restated on June 3, 2026) is a source of equity-based awards permitting the Company to grant to Carlyle employees, directors and consultants non-qualified options, share appreciation rights, common shares, restricted stock units and other awards based on the Company’s shares of common stock. A total of 77,800,000 shares of common stock are authorized for the grant of awards under the
Equity Incentive Plan, of which a total of 37,498,491 shares of the Company’s common stock remain available for grant as of September 30, 2026.
A summary of the status of the Company’s unvested equity-based awards as of September 30, 2026 and a summary of changes for the nine months ended September 30, 2026, are presented below:

Unvested Shares	Performance- Vesting Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Unvested Common Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2025	14,214,568	$28.63	11,339,034	$47.36	397,838	$46.04
Granted (1)	102,885	$48.87	6,910,194	$57.16	126,507	$61.32
Vested (2)	5,189,824	$26.17	5,872,229	$42.27	220,517	$39.62
Forfeited	—	$—	260,866	$50.69	—	$—
Balance, September 30, 2026	9,127,629	$30.25	12,116,133	$55.34	303,828	$54.44
(1)Includes shares reserved for issuance upon settlement of dividend-equivalent rights carried by certain restricted stock units concurrently with the settlement of the restricted stock units for shares.
(2)Includes 4,406,553 shares that were retired in connection with the net share settlement of equity-based awards. The
Company paid $229.3 million of taxes related to the net share settlement of equity-based awards during the nine months ended September 30, 2026, which is included within financing activities in the condensed consolidated statements of cash flows.
The Company recorded equity-based compensation expense, net of forfeitures, for restricted stock units of
$100.8 million and $90.7 million for the three months ended September 30, 2026 and 2025, respectively, with
$12.6 million and $15.9 million of corresponding deferred tax benefits, respectively. The Company recorded equity-
based compensation expense, net of forfeitures, for restricted stock units of $336.6 million and $287.1 million for the nine months ended September 30, 2026 and 2025, respectively, with $45.7 million and $52.6 million of corresponding deferred tax benefits, respectively. As of September 30, 2026, the total unrecognized equity-based compensation expense related to unvested restricted stock units was $562.3 million, which is expected to be recognized over a weighted-average term of 2.2 years.
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the financial data for the Company’s three reportable segments for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$272.6	$161.2	$113.1	$546.9
Portfolio advisory and transaction fees, net and other	5.5	27.1	—	32.6
Fee related performance revenues	4.7	34.6	10.4	49.7
Total fund level fee revenues	282.8	222.9	123.5	629.2
Realized performance revenues	273.0	4.4	8.6	286.0
Realized principal investment income	21.0	41.3	1.8	64.1
Interest income	5.6	7.5	2.1	15.2
Total revenues	582.4	276.1	136.0	994.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	83.0	80.0	32.1	195.1
Realized performance revenues related compensation	175.0	2.8	8.4	186.2
Total compensation and benefits	258.0	82.8	40.5	381.3
General, administrative, and other indirect expenses(1)	59.5	44.3	20.5	124.3
Depreciation and amortization expense	9.0	5.4	2.8	17.2
Interest expense	18.7	15.5	5.0	39.2
Total expenses	345.2	148.0	68.8	562.0
(=) Distributable Earnings	$237.2	$128.1	$67.2	$432.5
(-) Realized net performance revenues	98.0	1.6	0.2	99.8
(-) Realized principal investment income	21.0	41.3	1.8	64.1
(+) Net interest	13.1	8.0	2.9	24.0
(=) Fee Related Earnings	$131.3	$93.2	$68.1	$292.6

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2026
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$840.3	$457.1	$354.1	$1,651.5
Portfolio advisory and transaction fees, net and other	30.2	166.9	0.1	197.2
Fee related performance revenues	9.8	120.3	53.7	183.8
Total fund level fee revenues	880.3	744.3	407.9	2,032.5
Realized performance revenues	554.2	69.3	39.1	662.6
Realized principal investment income	38.4	57.2	19.3	114.9
Interest income	17.9	22.5	7.2	47.6
Total revenues	1,490.8	893.3	473.5	2,857.6
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	282.6	285.2	112.1	679.9
Realized performance revenues related compensation	353.8	43.0	30.9	427.7
Total compensation and benefits	636.4	328.2	143.0	1,107.6
General, administrative, and other indirect expenses(1)	167.9	120.3	65.8	354.0
Depreciation and amortization expense	25.3	15.1	7.9	48.3
Interest expense	55.6	45.4	14.9	115.9
Total expenses	885.2	509.0	231.6	1,625.8
(=) Distributable Earnings	$605.6	$384.3	$241.9	$1,231.8
(-) Realized net performance revenues	200.4	26.3	8.2	234.9
(-) Realized principal investment income	38.4	57.2	19.3	114.9
(+) Net interest	37.7	22.9	7.7	68.3
(=) Fee Related Earnings	$404.5	$323.7	$222.1	$950.3
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

	Three Months Ended September 30, 2025
	Global Private Equity	Global Credit	Carlyle AlpInvest	Total
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$295.0	$146.5	$132.4	$573.9
Portfolio advisory and transaction fees, net and other	6.5	25.6	0.2	32.3
Fee related performance revenues	—	28.6	18.9	47.5
Total fund level fee revenues	301.5	200.7	151.5	653.7
Realized performance revenues	38.0	8.2	15.5	61.7
Realized principal investment income (loss)	(0.4)	42.8	7.1	49.5
Interest income	7.4	8.1	2.1	17.6
Total revenues	346.5	259.8	176.2	782.5
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	97.4	83.8	39.3	220.5
Realized performance revenues related compensation	24.2	4.7	13.7	42.6
Total compensation and benefits	121.6	88.5	53.0	263.1
General, administrative, and other indirect expenses(1)	56.2	28.5	22.6	107.3
Depreciation and amortization expense	7.6	4.3	2.1	14.0
Interest expense	14.3	12.1	3.3	29.7
Total expenses	199.7	133.4	81.0	414.1
(=) Distributable Earnings	$146.8	$126.4	$95.2	$368.4
(-) Realized net performance revenues	13.8	3.5	1.8	19.1
(-) Realized principal investment income (loss)	(0.4)	42.8	7.1	49.5
(+) Net interest	6.9	4.0	1.2	12.1
(=) Fee Related Earnings	$140.3	$84.1	$87.5	$311.9

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes
for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$994.5	$175.0	$(835.4)	(a)	$334.1
Expenses	$562.0	$198.5	$(372.2)	(b)	$388.3
Other income (loss)	$—	$(22.7)	$—	(c)	$(22.7)
Distributable Earnings	$432.5	$(46.2)	$(463.2)	(d)	$(76.9)

	Three Months Ended September 30, 2025
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$782.5	$163.4	$(613.2)	(a)	$332.7
Expenses	$414.1	$195.8	$(239.8)	(b)	$370.1
Other income (loss)	$—	$123.2	$—	(c)	$123.2
Distributable Earnings	$368.4	$90.8	$(373.4)	(d)	$85.8
The following tables reconcile the Total Segments to the Company’s Income (Loss) Before Provision for Taxes
for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30, 2026
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$2,857.6	$547.2	$(1,693.2)	(a)	$1,711.6
Expenses	$1,625.8	$570.5	$(563.5)	(b)	$1,632.8
Other income (loss)	$—	$(60.9)	$—	(c)	$(60.9)
Distributable Earnings	$1,231.8	$(84.2)	$(1,129.7)	(d)	$17.9

	Nine Months Ended September 30, 2025
	Total Reportable Segments	Consolidated Funds	Reconciling Items		Carlyle Consolidated

	(Dollars in millions)
Revenues	$2,809.7	$459.8	$(390.8)	(a)	$2,878.7
Expenses	$1,554.9	$505.1	$297.4	(b)	$2,357.4
Other income (loss)	$—	$176.1	$—	(c)	$176.1
Distributable Earnings	$1,254.8	$130.8	$(688.2)	(d)	$697.4
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Unrealized performance and fee related performance revenues	$(815.1)	$(632.0)	$(1,685.1)	$(498.3)
Unrealized principal investment income (loss)	(13.6)	(7.4)	(132.7)	35.1
Adjustments related to expenses associated with investments in NGP Management and its affiliates	(11.2)	(12.3)	(34.0)	(120.8)
Non-controlling interests and other adjustments to present certain costs on a net basis	(10.2)	56.5	91.3	254.3
Elimination of revenues of Consolidated Funds	14.7	(18.0)	67.3	(61.1)
	$(835.4)	$(613.2)	$(1,693.2)	$(390.8)
The following table reconciles the total segments fund level fee revenue to the most directly comparable U.S.
GAAP measure, the Company’s consolidated fund management fees, for the three and nine months ended
September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Total Reportable Segments - Fund level fee revenues	$629.2	$653.7	$2,032.5	$1,972.8
Adjustments(1)	(73.8)	(70.4)	(236.1)	(183.0)
Carlyle Consolidated - Fund management fees	$555.4	$583.3	$1,796.4	$1,789.8
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
The following table reconciles the total segments transaction and portfolio advisory fees, net and other to the most directly comparable U.S. GAAP measure, the Company’s consolidated transaction and portfolio advisory fees, net for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Total Reportable Segments - Portfolio advisory and transaction fees, net and other	$32.6	$32.3	$197.2	$158.1
Adjustments(1)	(4.9)	(11.2)	(11.7)	(14.5)
Carlyle Consolidated - Portfolio advisory and transaction fees, net	$27.7	$21.1	$185.5	$143.6
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Unrealized performance and fee related performance revenue compensation expense	$(533.6)	$(387.4)	$(1,078.0)	$(288.0)
Equity-based compensation	102.3	88.2	341.1	289.3
Acquisition or disposition-related charges and amortization of intangibles and impairment	41.8	46.2	133.1	216.7
Tax (expense) benefit associated with certain foreign performance revenues related compensation	0.1	(0.4)	0.5	(0.5)
Non-controlling interests and other adjustments to present certain costs on a net basis	22.2	23.9	79.7	98.1
Other adjustments	1.0	8.2	8.3	25.3
Elimination of expenses of Consolidated Funds	(6.0)	(18.5)	(48.2)	(43.5)
	$(372.2)	$(239.8)	$(563.5)	$297.4
(c)Represents Other Income (Loss) of Consolidated Funds which are excluded from the Company’s segment reporting.
(d)The following table is a reconciliation of Income (Loss) Before Provision for Income Taxes to Distributable
Earnings and to Fee Related Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Income (loss) before provision for income taxes	$(76.9)	$85.8	$17.9	$697.4
Adjustments:
Net unrealized performance and fee related performance revenues	281.5	244.6	607.1	210.3
Unrealized principal investment (income) loss	13.6	7.4	132.7	(35.1)
Equity-based compensation(1)	102.3	88.2	341.1	289.3
Acquisition or disposition-related charges, including amortization of intangibles and impairment	41.8	46.2	133.1	216.7
Tax (expense) benefit associated with certain foreign performance revenues	0.1	(0.4)	0.5	(0.5)
Net (income) loss attributable to non-controlling interests in consolidated entities	69.1	(111.6)	(8.9)	(148.6)
Other adjustments(2)	1.0	8.2	8.3	25.3
Distributable Earnings	$432.5	$368.4	$1,231.8	$1,254.8
(-) Realized performance revenues, net of related compensation(3)	99.8	19.1	234.9	234.2
(-) Realized principal investment income(3)	64.1	49.5	114.9	113.0
(+) Net interest	24.0	12.1	68.3	38.2
Fee Related Earnings	$292.6	$311.9	$950.3	$945.8
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
(3)See reconciliation to most directly comparable U.S. GAAP measure below:

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2026
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(626.6)	$912.6	$286.0
Performance revenues related compensation expense	(334.5)	520.7	186.2
Net performance revenues	$(292.1)	$391.9	$99.8

Principal investment income (loss)	$119.3	$(55.2)	$64.1

	Nine Months Ended September 30, 2026
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(1,263.0)	$1,925.6	$662.6
Performance revenues related compensation expense	(608.8)	1,036.5	427.7
Net performance revenues	$(654.2)	$889.1	$234.9

Principal investment income (loss)	$252.9	$(138.0)	$114.9

	Three Months Ended September 30, 2025
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(606.7)	$668.4	$61.7
Performance revenues related compensation expense	(324.6)	367.2	42.6
Net performance revenues	$(282.1)	$301.2	$19.1

Principal investment income (loss)	$87.7	$(38.2)	$49.5

	Nine Months Ended September 30, 2025
	Carlyle Consolidated	Adjustments (4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$255.0	$421.6	$676.6
Performance revenues related compensation expense	290.4	152.0	442.4
Net performance revenues	$(35.4)	$269.6	$234.2

Principal investment income (loss)	$79.8	$33.2	$113.0
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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Adjustments to principal investment income (loss) also include the reclassification of earnings for the investments in
NGP Management and its affiliates to the appropriate operating captions for the segment results, and the exclusion of charges associated with the investment in NGP Management and its affiliates from the segment results.
15. Subsequent Events
Subsequent events have been evaluated through the date the condensed consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the condensed consolidated financial statements were issued, except as disclosed below and elsewhere in these condensed consolidated financial statements.
In October 2026, the Company’s Board of Directors declared a quarterly dividend of $0.35 per share of common stock to common shareholders of record at the close of business on November 16, 2026, payable on
November 23, 2026.

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
16. Supplemental Financial Information
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position as of September 30, 2026 and December 31, 2025 and results of operations for the three and nine months ended September 30, 2026 and 2025. The supplemental statement of cash flows is presented without effects of the Consolidated Funds.

	As of September 30, 2026
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Assets
Cash and cash equivalents	$1,583.5	$—	$—	$1,583.5
Cash and cash equivalents held at Consolidated Funds	—	1,021.5	—	1,021.5
Investments, including accrued performance allocations of $5,801.3	10,565.6	—	(1,164.9)	9,400.7
Investments of Consolidated Funds	—	13,709.2	—	13,709.2
Due from affiliates and other receivables, net	1,317.0	—	(301.1)	1,015.9
Due from affiliates and other receivables of Consolidated Funds, net	—	324.5	—	324.5
Fixed assets, net	256.6	—	—	256.6
Lease right-of-use assets, net	310.6	—	—	310.6
Deposits and other	73.7	5.1	—	78.8
Intangible assets, net	408.0	—	—	408.0
Deferred tax assets	70.1	—	—	70.1
Total assets	$14,585.1	$15,060.3	$(1,466.0)	$28,179.4
Liabilities and equity
Debt obligations	$3,016.7	$—	$—	$3,016.7
Loans payable of Consolidated Funds	—	12,000.0	(284.0)	11,716.0
Accounts payable, accrued expenses and other liabilities	411.3	—	—	411.3
Accrued compensation and benefits	4,569.9	—	—	4,569.9
Due to affiliates	210.7	10.3	(3.1)	217.9
Deferred revenue	358.6	—	—	358.6
Deferred tax liabilities	17.9	—	—	17.9
Other liabilities of Consolidated Funds	—	718.1	(0.7)	717.4
Lease liabilities	436.9	—	—	436.9
Accrued giveback obligations	120.2	—	—	120.2
Total liabilities	9,142.2	12,728.4	(287.8)	21,582.8
Common stock	3.6	—	—	3.6
Additional paid-in capital	4,666.4	1,208.0	(1,208.0)	4,666.4
Retained earnings	525.7	—	—	525.7
Accumulated other comprehensive loss	(248.0)	24.0	29.8	(194.2)
Non-controlling interests in consolidated entities	495.2	1,099.9	—	1,595.1
Total equity	5,442.9	2,331.9	(1,178.2)	6,596.6
Total liabilities and equity	$14,585.1	$15,060.3	$(1,466.0)	$28,179.4

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

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2026
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$566.7	$—	$(11.3)	$555.4
Incentive fees	51.6	—	—	51.6
Investment income (loss)
Performance allocations	(627.6)	—	1.0	(626.6)
Principal investment income	88.1	—	31.2	119.3
Total investment loss	(539.5)	—	32.2	(507.3)
Interest and other income	65.6	—	(6.2)	59.4
Interest and other income of Consolidated Funds	—	175.0	—	175.0
Total revenues	144.4	175.0	14.7	334.1
Expenses
Compensation and benefits
Cash-based compensation and benefits	196.5	—	—	196.5
Equity-based compensation	100.8	—	—	100.8
Performance allocations and incentive fee related compensation	(334.5)	—	—	(334.5)
Total compensation and benefits	(37.2)	—	—	(37.2)
General, administrative and other expenses	193.9	—	(0.1)	193.8
Interest	39.1	—	—	39.1
Interest and other expenses of Consolidated Funds	—	198.5	(5.9)	192.6
Total expenses	195.8	198.5	(6.0)	388.3
Other loss
Net investment loss of Consolidated Funds	—	(22.7)	—	(22.7)
Loss before provision for income taxes	(51.4)	(46.2)	20.7	(76.9)
Benefit for income taxes	(0.1)	—	—	(0.1)
Net loss	(51.3)	(46.2)	20.7	(76.8)
Net loss attributable to non-controlling interests in consolidated entities	(43.6)	—	(25.5)	(69.1)
Net loss attributable to The Carlyle Group Inc.	$(7.7)	$(46.2)	$46.2	$(7.7)

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2026
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,831.1	$—	$(34.7)	$1,796.4
Incentive fees	202.2	—	—	202.2
Investment income (loss)
Performance allocations	(1,260.5)	—	(2.5)	(1,263.0)
Principal investment income	126.8	—	126.1	252.9
Total investment loss	(1,133.7)	—	123.6	(1,010.1)
Interest and other income	197.5	—	(21.6)	175.9
Interest and other income of Consolidated Funds	—	547.2	—	547.2
Total revenues	1,097.1	547.2	67.3	1,711.6
Expenses
Compensation and benefits
Cash-based compensation and benefits	685.5	—	—	685.5
Equity-based compensation	336.6	—	—	336.6
Performance allocations and incentive fee related compensation	(608.8)	—	—	(608.8)
Total compensation and benefits	413.3	—	—	413.3
General, administrative and other expenses	581.3	—	—	581.3
Interest	115.9	—	—	115.9
Interest and other expenses of Consolidated Funds	—	570.5	(48.2)	522.3
Total expenses	1,110.5	570.5	(48.2)	1,632.8
Other loss
Net investment loss of Consolidated Funds	—	(60.9)	—	(60.9)
Income (loss) before provision for income taxes	(13.4)	(84.2)	115.5	17.9
Provision for income taxes	11.8	—	—	11.8
Net income (loss)	(25.2)	(84.2)	115.5	6.1
Net income (loss) attributable to non-controlling interests in consolidated entities	(22.4)	—	31.3	8.9
Net loss attributable to The Carlyle Group Inc.	$(2.8)	$(84.2)	$84.2	$(2.8)

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2025
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$600.0	$—	$(16.7)	$583.3
Incentive fees	53.8	—	(2.4)	51.4
Investment income
Performance allocations	(598.2)	—	(8.5)	(606.7)
Principal investment income	71.4	—	16.3	87.7
Total investment income (loss)	(526.8)	—	7.8	(519.0)
Interest and other income	60.3	—	(6.7)	53.6
Interest and other income of Consolidated Funds	—	163.4	—	163.4
Total revenues	187.3	163.4	(18.0)	332.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	216.2	—	—	216.2
Equity-based compensation	90.7	—	—	90.7
Performance allocations and incentive fee related compensation	(324.6)	—	—	(324.6)
Total compensation and benefits	(17.7)	—	—	(17.7)
General, administrative and other expenses	180.7	—	—	180.7
Interest	29.8	—	—	29.8
Interest and other expenses of Consolidated Funds	—	195.8	(18.5)	177.3
Total expenses	192.8	195.8	(18.5)	370.1
Other income (loss)
Net investment income of Consolidated Funds	—	123.2	—	123.2
Income (loss) before provision (benefit) for income taxes	(5.5)	90.8	0.5	85.8
Benefit for income taxes	(26.7)	—	—	(26.7)
Net income	21.2	90.8	0.5	112.5
Net income attributable to non-controlling interests in consolidated entities	20.3	—	91.3	111.6
Net income attributable to The Carlyle Group Inc.	$0.9	$90.8	$(90.8)	$0.9

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2025
	Consolidated Operating Entities	Consolidated Funds	Eliminations	Consolidated
	(Dollars in millions)
Revenues
Fund management fees	$1,822.4	$—	$(32.6)	$1,789.8
Incentive fees	138.0	—	(2.9)	135.1
Investment income
Performance allocations	265.2	—	(10.2)	255.0
Principal investment income (loss)	77.1	—	2.7	79.8
Total investment income	342.3	—	(7.5)	334.8
Interest and other income	177.3	—	(18.1)	159.2
Interest and other income of Consolidated Funds	—	459.8	—	459.8
Total revenues	2,480.0	459.8	(61.1)	2,878.7
Expenses
Compensation and benefits
Cash-based compensation and benefits	673.0	—	—	673.0
Equity-based compensation	287.1	—	—	287.1
Performance allocations and incentive fee related compensation	290.4	—	—	290.4
Total compensation and benefits	1,250.5	—	—	1,250.5
General, administrative and other expenses	559.8	—	—	559.8
Interest	85.6	—	—	85.6
Interest and other expenses of Consolidated Funds	—	505.1	(43.5)	461.6
Other non-operating income	(0.1)	—	—	(0.1)
Total expenses	1,895.8	505.1	(43.5)	2,357.4
Other income
Net investment income of Consolidated Funds	—	176.1	—	176.1
Income before provision for income taxes	584.2	130.8	(17.6)	697.4
Provision for income taxes	98.2	—	—	98.2
Net income	486.0	130.8	(17.6)	599.2
Net income attributable to non-controlling interests in consolidated entities	35.4	—	113.2	148.6
Net income attributable to The Carlyle Group Inc.	$450.6	$130.8	$(130.8)	$450.6

The Carlyle Group Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(25.2)	$486.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	153.8	143.1
Equity-based compensation	336.6	287.1
Non-cash performance allocations and incentive fees	680.0	2.7
Non-cash principal investment (income) loss	(92.8)	(32.5)
Other non-cash amounts	(2.5)	35.9
Purchases of investments	(995.2)	(872.6)
Proceeds from the sale of investments	977.2	807.6
Payments of contingent consideration	(14.8)	(2.7)
Change in deferred taxes, net	(109.0)	(67.5)
Change in due from affiliates and other receivables	1.0	(8.1)
Change in deposits and other	19.8	(25.4)
Change in accounts payable, accrued expenses and other liabilities	(116.9)	37.8
Change in accrued compensation and benefits	(187.4)	(61.4)
Change in due to affiliates	20.6	25.1
Change in lease right-of-use assets and lease liabilities	(11.7)	(9.7)
Change in deferred revenue	229.8	226.7
Net cash provided by operating activities	863.3	972.1
Cash flows from investing activities
Purchases of fixed assets, net	(87.5)	(57.4)
Net cash used in investing activities	(87.5)	(57.4)
Cash flows from financing activities
Issuance of 5.05% senior notes due 2035, net of financing costs	—	792.9
Payments on CLO borrowings	(67.9)	(52.0)
Proceeds from CLO borrowings, net of financing costs	97.9	64.8
Dividends to common shareholders	(376.6)	(379.2)
Contributions from non-controlling interest holders	269.9	116.9
Distributions to non-controlling interest holders	(151.7)	(83.9)
Common shares repurchased and net share settlement of equity-based awards	(719.3)	(482.8)
Change in due to/from affiliates financing activities	(208.8)	29.4
Net cash provided by (used in) financing activities	(1,156.5)	6.1
Effect of foreign exchange rate changes	(8.6)	39.1
Increase (decrease) in cash, cash equivalents and restricted cash	(389.3)	959.9
Cash, cash equivalents and restricted cash, beginning of period	1,973.6	1,266.5
Cash, cash equivalents and restricted cash, end of period	$1,584.3	$2,226.4

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,583.5	$2,221.7
Restricted cash	0.8	4.7
Total cash, cash equivalents and restricted cash, end of period	$1,584.3	$2,226.4

Cash and cash equivalents held at Consolidated Funds	$1,021.5	$1,037.3

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
•Global Private Equity — Our Global Private Equity segment advises our buyout, growth, real estate, and infrastructure & natural resources funds. The segment also includes the NGP Carry Funds advised by NGP. As of September 30, 2026, our Global Private Equity segment had $160.7 billion in AUM and $96.1 billion in Fee-
earning AUM.
•Global Credit — Our Global Credit segment advises funds and vehicles that pursue investment strategies including insurance solutions, liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, cross-platform credit products, and global capital markets. As of September 30,
2026, our Global Credit segment had $207.3 billion in AUM and $163.7 billion in Fee-earning AUM.
•Carlyle AlpInvest — Our Carlyle AlpInvest segment advises global private equity programs that pursue secondary purchases and financing of existing portfolios, managed co-investment programs, and primary fund investments. As of September 30, 2026, our Carlyle AlpInvest segment had $110.5 billion in AUM and $69.9 billion in Fee-earning AUM.
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

Our Global Investment Offerings
The following table provides a breakout of the product offerings and related acronyms included in our total assets under management of $479 billion as of September 30, 2026 for each of our three global business segments
(in billions):

Global Private Equity	$160.7	Global Credit	$207.3
Corporate Private Equity	$99.6	Insurance Solutions[4]	$81.5
U.S. Buyout (CP)	50.6	Liquid Credit	$47.4
Asia Buyout (CAP)	11.2	U.S. CLOs	35.0
Europe Buyout (CEP)	8.9	Europe CLOs	8.6
Carlyle Global Partners (CGP)	6.7	CLO Investment Products	2.3
Europe Technology (CETP)	5.3	Revolving Credit	1.4
Japan Buyout (CJP)	4.9	Private Credit	$78.5
U.S. Growth (CP Growth / CEOF)	3.2	Opportunistic Credit (CCOF / CSP)	22.8
Life Sciences (ABV / ACCD)	2.2	Direct Lending[5]	14.1
Asia Growth (CAP Growth)	1.0	Asset-Backed Finance	11.9
Other[1]	5.6	Aviation Finance[6]	11.4
Real Estate	$35.5	Cross-Platform Credit (incl CTAC)	9.8
U.S. Real Estate (CRP)	23.8	Infrastructure Credit (CICF)	8.0
Core Plus Real Estate (CPI)	9.1	Real Estate Credit (CNLI)	0.4
International Real Estate (CER)	2.6
Infrastructure & Natural Resources	$25.6	Carlyle AlpInvest	$110.5
NGP Energy[2]	11.6	Secondaries & Portfolio Finance (ASF / ASPF)	$48.9
Infrastructure & Renewable Energy[3]	7.4	Co-Investments (ACF)	$24.6
International Energy (CIEP)	6.6	Primary Investments & Other[7]	$36.9

Note: All amounts shown represent total assets under management as of September 30, 2026, and totals may not sum due to rounding. In addition, certain carry funds included herein may not be included in fund performance if they have not made an initial capital call or commenced investment activity.
(1)Includes our Financial Services (CGFSP), Sub-Saharan Africa Buyout (CSSAF), Peru Buyout (CPF), and MENA Buyout
funds, as well as platform accounts which invest across Corporate Private Equity strategies, including our private equity evergreen wealth platform (CPEP).
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
(6)Includes our Aviation carry funds (CAPF / SASOF), asset-backed securitization vehicles, and other related managed accounts.
(7)Includes our Carlyle AlpInvest Private Markets (CAPM) and Carlyle AlpInvest Private Markets Secondaries (CAPS) funds.
Trends Affecting Our Business
Our global business is affected by conditions in global financial markets, global economies, and the geopolitical landscape, particularly in the U.S., Europe, and Asia, as discussed in Item 1A “Risk Factors” of our
Annual Report on Form 10-K.
U.S. equity markets extended their gains in the third quarter of 2026, though returns were considerably more muted than in the second quarter, as resilient economic growth and strong corporate earnings outweighed geopolitical tensions, higher energy prices, and rising interest rates. The S&P 500 and NASDAQ Composite returned approximately 2.0% and 2.5%, respectively, reaching new record highs, supported by further upward earnings per share (“EPS”) revisions. Consensus expectations for 2026 S&P 500 EPS growth have now risen by
1,820 basis points (“bps”) since the onset of the Iran conflict, with much of the earnings strength concentrated among a small number of companies in the information technology (“IT”) and energy sectors. SaaS stocks rebounded 39% during the quarter as stronger financials helped allay near-term concerns around artificial intelligence (“AI”) disruption, though the sector remained down 9% year-to-date. Meanwhile, small caps pulled back as the Russell 2000 declined 7.5%. Headline index gains obscured significant underlying weakness: over 40% of
S&P 500 constituent companies and roughly 60% of Russell 3000 constituent companies finished the quarter more than 30% below their all-time highs. Globally, over 60% of stocks were more than 30% below their all-time highs, while more than half finished the quarter more than 25% below their 52-week highs.
Performance was generally weaker outside the United States. Europe’s Euro Stoxx 50 declined 0.9%, while the sharpest reversal occurred in Asia. Japan’s Nikkei 225 declined 4.7% and Korea’s KOSPI fell 19.3%, its largest quarterly decline since the first quarter of 2020, as the semiconductor-led rally that drove Asian markets in the first half of the year reversed sharply. In private markets, buyouts in the U.S. continued to lag the S&P 500 over the last year, but longer-term comparisons remain favorable against benchmarks that align with the market capitalization profile of buyout-backed companies and are less influenced by mega-cap concentration. Compared to the Russell
2000 and S&P 600, buyouts in the U.S. have generated annualized outperformance of approximately 50 to 80 bps over the last five years, 260 to 270 bps over the last 10 years, and 240 to 320 bps over the last 15 years. As public-
market returns become increasingly driven by a small number of mega-caps, comparisons between private market performance and headline capitalization-weighted indexes have become less informative about the relative performance of similarly sized companies. The growing divergence within public markets reinforces this distinction:
the rolling 52-week correlation of weekly returns between the equal-weighted and capitalization-weighted S&P 500 has fallen to its lowest level in the history of available data.
Official estimates suggest the U.S. economy expanded at a 3.4% annualized rate in Q3 2026. The mechanical reversal of the inventory drag in Q2 2026 added 160 bps to growth in Q3 2026, leaving just 1.7%
annualized growth in final sales. U.S. demand remains strong, though so much of the surge in AI-related spending has been met through capital goods imports that the bulk of the value-added in Q3 2026 accrued to the Asian supplier economies. Our portfolio-implied measure of aggregate inflation finished the quarter 3.6% above year-ago levels, driven primarily by energy costs. Management teams, however, continue to offset higher input costs through price increases to consumers and our proprietary portfolio data suggest operating margins sit at multi-year highs. In this respect, cumulative inflation has been a major challenge for tens of millions of households, making affordability a central issue in elections. Forward interest rates rose sharply during the third quarter, with most of the move occurring at the front end of the curve. The policy-sensitive two-year Treasury yield rose 72 bps in the month following Chairman Warsh’s Jackson Hole address, as the shift in Federal Reserve tone interacted with the new
“acceleration” narrative to price in expectations for a significant tightening cycle. This higher-rate environment reinforces the importance of disciplined underwriting and operational improvement in driving private equity returns.
The rise in rates also comes amid a broader shift in the supply and demand for capital: the formerly “asset-light”
hyperscalers have transitioned from the economy’s largest providers of liquidity to its largest users, increasing competition for capital alongside large fiscal deficits. AI shipments and backlogs reached record highs every month for two straight quarters. Growth in enterprise IT spending also remains strong at 32.7%, but its trajectory has flattened relative to the step-function increase observed from the third quarter of 2025 to the second quarter of 2026 as many companies adopted policies to optimize token consumption. We expect year-over-year growth in enterprise
IT spending may moderate from current levels during the fourth quarter of 2026.
European conditions were mixed in the third quarter of 2026. The broader euro area industrial recovery lost momentum as the energy shock weighed on activity. Our proprietary portfolio data suggest recent price trends have introduced stagflation risk that may complicate European Central Bank policy deliberations. European forward rates have also moved closely with natural gas prices, which ended October more than 200% above pre-Iran-war levels.
German factory orders showed pockets of resilience, particularly in long-cycle capital goods such as defense and transportation equipment, though more recent data suggest broader momentum has pulled back. Higher euro area defense spending could provide an additional tailwind if procurement shifts toward domestic suppliers, reducing external leakage and generating commercial technology spillovers. In Asia, China remains two economies. As the ongoing housing slump continues to weigh on household net worth and confidence, growth remains inordinately dependent on exports of high-tech electronics, advanced machinery, electric vehicles, batteries, and electrical equipment. The economies of Japan and South Korea continue to benefit from global demand for semiconductors and other high-value components tied to the AI buildout. South Korean semiconductor exports are growing at an annual rate of 219%, while Japan’s AI-related exports are 50% above year-ago levels. In India, growth remains resilient, though the economy’s reliance on imported oil and gas leaves it vulnerable to persistently elevated energy costs.

Global merger and acquisition markets remained active, though transaction volumes declined from the record pace in the first half of 2026. Transactions in the third quarter totaled $1.2 trillion, a decrease of 30% quarter-
over-quarter and 5% year-over-year. Leveraged buyout activity also slowed. Globally, general partners announced leveraged buyouts totaling $118 billion in the third quarter of 2026, a moderate decline quarter-over-quarter (6.4%), though a steep decline from the record volume observed in the same quarter a year ago (54%). Transaction counts remained stable at 488 deals, a 2% increase compared to last quarter. U.S. IPO activity likewise moderated from the elevated pace in the second quarter: 21 operating-company IPOs came to market in the third quarter compared to 39 in the second quarter. By contrast, the aggregate value of global divestments of private equity-backed companies rebounded sharply, rising 68% quarter-over-quarter, though the increase reflected a relatively small number of large transactions as exit counts remained essentially flat.
Credit markets remained resilient during the third quarter of 2026. Leveraged loans posted gains in the quarter, underpinned by supportive technical factors and a rebound in software names. The weighted-average bid in the U.S. leveraged loan market reached 95.69 in late September, its highest level since early February, before declining through quarter-end and into the fourth quarter to 94.59 (as of November 2) amid continued pressure from higher yields. Broader credit stress remained contained: the par-weighted rate of defaults plus distressed exchanges in the leveraged loan market finished the third quarter at 2.08%, well below their 2024–25 average of
3.59%, while private credit defaults fell 10 bps to 2.41%, only modestly above their 2024–25 average of 2.21%.
However, redemptions have been elevated at certain credit-oriented retail vehicles despite the resiliency of credit markets. U.S. CLO issuance rebounded, rising 37% quarter-over-quarter to $45.8 billion. By September, the median weighted-average spread on broadly syndicated loans held in U.S. CLOs fell below 300 bps, its tightest level in more than a decade. There have been some notable instances of spread widening early in the fourth quarter, but these have been largely confined to interest-rate-sensitive businesses and concerns around the AI data center buildout. Competition among private credit lenders and from broadly syndicated loan markets continued to create pricing pressure despite resilient demand. Interest rate and credit spread movements impacted fixed-income valuations and reinsurance-related assets under management, potentially driving volatility independent of underlying cash flows. At the same time, continued insurer interest in third-party capital and reinsurance sidecar structures to improve capital efficiency and manage risk supports opportunities for alternative asset managers.
Looking ahead, the AI compute buildout could become an increasingly significant source of credit demand, with bank analysts estimating that the buildout may require roughly $1 trillion in private credit financing—equal to more than half of the private credit industry’s current assets under management. Much of this financing is expected to be delivered through a range of bespoke, largely untested structures. The scale and nature of these financings underscore the importance of disciplined underwriting and appropriate concentration limits as the buildout progresses.
In the third quarter of 2026, we deployed $11.0 billion across our platform and $52.2 billion over the last twelve months. In our traditional carry funds, we realized proceeds of $8.8 billion in the third quarter of 2026 and
$39.6 billion over the last twelve months, including $5.7 billion and $23.6 billion, respectively, in our Global Private
Equity segment. We had $10.8 billion in inflows in the third quarter of 2026 and $49.8 billion in inflows over the last twelve months as of September 30, 2026. Inflows over the last twelve months include $5.9 billion in our evergreen wealth products, which had $21.0 billion in assets under management as of September 30, 2026, a 35% increase from one year ago.
Our carry fund portfolio appreciated 1% in the third quarter. Within our Global Private Equity segment in the third quarter, our infrastructure & natural resources funds appreciated 8% driven by our international energy funds and the NGP Carry Funds, and our corporate private equity and real estate funds were flat. Our Global Credit carry funds, which represent approximately 12% of the total Global Credit remaining fair value as of September 30, 2026, appreciated 4% in the third quarter. Carry funds in our Carlyle AlpInvest segment appreciated 1% in the third quarter.
Notable Developments
Dividends
In October 2026, our Board of Directors declared a quarterly dividend of $0.35 per share to common shareholders of record at the close of business on November 16, 2026, payable on November 23, 2026.

Key Financial Measures
Our key financial measures and operating metrics are discussed in the following pages. Additional information regarding U.S. GAAP measures and our other significant accounting policies can be found in Note 2, Summary of
Significant Accounting Policies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Revenues
Revenues primarily consist of Fund management fees, Incentive fees, Investment income (including
Performance allocations, as well as realized and unrealized gains or losses on our investments in our funds and other principal investments), and Interest and other income.
Fund management fees. Fund management fees include management fees and transaction and portfolio advisory fees. We earn management fees for advisory services we provide to funds in which we hold a general partner interest or to funds or certain portfolio companies with which we have an investment advisory or investment management agreement. These fees are largely from either traditional closed-end, long-dated funds, which are highly predictable and stable, or Perpetual Capital products as defined below. Management fees also include catch-
up management fees, which are episodic in nature and represent management fees charged to fund investors in subsequent closings of a fund which apply to the time period between the fee initiation date and the subsequent closing date. We also earn management fees on our CLOs and other structured products.
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
See Note 7, Commitments and Contingencies, for more information. The aggregate amount of giveback obligations realized since Carlyle’s inception totaled $264.6 million, $181.8 million of which was related to various Legacy
Energy Funds. Given that current and former senior Carlyle professionals and other limited partners of the Carlyle
Holdings partnerships are responsible for paying the majority of the realized giveback obligation, only $88.5 million of the $264.6 million aggregate giveback obligation realized since inception was attributable to Carlyle. The realization of giveback obligations for the Company’s portion of such obligations reduces Distributable Earnings in the period realized. Further, each individual who holds equity interests in carried interest generated by our funds and is a recipient of realized carried interest typically signs a guarantee agreement or partnership agreement that personally obligates such person to return their pro rata share of any amounts of realized carried interest previously distributed that are later clawed back. Accordingly, carried interest as performance allocation compensation is subject to return to the Company in the event a giveback obligation is funded. Generally, the actual giveback liability, if any, does not become due until the end of a fund’s life.
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
Income taxes. The Carlyle Group Inc. is a corporation for U.S. federal income tax purposes and is subject to
U.S. federal, state, local, and foreign income taxes. The interim provision for income taxes is generally calculated using an estimated annual effective tax rate applied to year-to-date ordinary income in accordance with ASC 740,
Income Taxes.
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
(b)the remaining amount of limited partner invested capital at cost, generally for carry funds and certain co-investment vehicles where the original investment period has expired (see “Fee-earning AUM based on invested capital” in the table below for the amount of this component at each period);
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
(f)the gross assets (including assets acquired with leverage) of certain cross-platform credit and direct lending products, excluding cash and cash equivalents for one of our business development companies
(included in “Fee-earning AUM based on fair value and other” in the table below); and
(g)the lower of cost or fair value of invested capital, generally for AlpInvest carry funds where the commitment fee period has expired and certain carry funds where the investment period has expired,
(included in “Fee-earning AUM based on fair value and other” in the table below).

The chart below presents Fee-earning AUM by segment at each period, in billions.
The table below details Fee-earning AUM by its respective components at each period.

	As of September 30,
	2026	2025
Consolidated Results	(Dollars in millions)
Components of Fee-earning AUM
Fee-earning AUM based on capital commitments	$74,466	$71,995
Fee-earning AUM based on invested capital	76,225	79,310
Fee-earning AUM based on collateral balances, at par	40,418	43,929
Fee-earning AUM based on net asset value	35,311	28,344
Fee-earning AUM based on fair value and other	103,224	108,376
Balance, End of Period(1)	$329,644	$331,954
(1)Ending balances as of September 30, 2026 and 2025 exclude $28.2 billion and $19.1 billion, respectively, of Pending Fee-
earning AUM for which fees have not yet been activated.
The table below provides the period to period rollforward of Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated Results	(Dollars in millions)
Fee-earning AUM Rollforward
Balance, Beginning of Period	$334,409	$324,701	$336,778	$304,358
Inflows(1)	7,955	14,092	24,090	43,996
Outflows (including realizations)(2)	(7,138)	(7,563)	(22,341)	(23,974)
Market Activity & Other(3)	(5,476)	848	(7,599)	2,487
Foreign Exchange(4)	(106)	(124)	(1,284)	5,087
Balance, End of Period	$329,644	$331,954	$329,644	$331,954
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
Our calculation of AUM also includes third-party capital raised for the investment in Fortitude through a Carlyle-
affiliated investment fund and from strategic investors who directly invest in Fortitude alongside the fund. The AUM and Fee-earning AUM related to the strategic advisory services agreement with Fortitude are inclusive of the net asset value of investments in Carlyle products. These amounts are also reflected in the AUM and Fee-earning AUM of the strategy in which they are invested.
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
Our calculations of AUM and Fee-earning AUM may differ from the calculations of other asset managers. As a result, these measures may not be comparable to similar measures presented by other asset managers. In addition, our calculation of AUM (but not Fee-earning AUM) includes uncalled commitments to, and the fair value of invested capital in, our investment funds from Carlyle and our personnel, regardless of whether such commitments or invested capital are subject to management fees or performance allocations. Our calculations of AUM and Fee-
earning AUM are not based on any definition of AUM or Fee-earning AUM that is set forth in the agreements governing the investment funds that we manage or advise.
We generally use Fee-earning AUM as a metric to measure changes in the assets from which we earn recurring management fees. Total AUM tends to be a better measure of our investment and fundraising performance as it reflects investments at fair value plus available capital.

The table below provides the period to period rollforward of Total AUM.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Consolidated Results	(Dollars in millions)
Total AUM Rollforward
Balance, Beginning of Period	$485,495	$476,867
Inflows(1)	10,811	40,573
Outflows (including realizations)(2)	(14,279)	(39,124)
Market Activity & Other(3)	(3,285)	2,232
Foreign Exchange(4)	(219)	(2,025)
Balance, End of Period	$478,523	$478,523
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
“Expired Available Capital” occurs when a fund has passed the investment and follow-on periods and can no longer invest capital into new or existing deals. Any remaining Available Capital, typically a result of either recycled distributions or specific reserves established for the follow-on period that are not drawn, can only be called for fees and expenses and is therefore removed from the Total AUM calculation. As of September 30, 2026, we had $94.5 billion of Available Capital.
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
Perpetual Capital includes: (a) assets managed under the strategic advisory services agreement with Fortitude, (b)
our Core Plus real estate fund, (c) our business development companies and certain other direct lending products,
(d) Carlyle Tactical Private Credit Fund (“CTAC”), (e) our closed-end tender offer Carlyle AlpInvest Private Markets
(“CAPM”) funds and Carlyle AlpInvest Private Markets Secondaries (“CAPS”) funds, and (f) certain other structured credit and asset-backed finance products. As of September 30, 2026, our total AUM and Fee-earning AUM included
$115.8 billion and $109.7 billion, respectively, of Perpetual Capital. Our Perpetual Capital total AUM and Fee-
earning AUM, exclusive of assets managed under the strategic advisory services agreement with Fortitude, was
$40.9 billion and $34.9 billion, respectively, as of September 30, 2026.
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
Funds whose performance allocations are treated as fee related performance revenues are excluded from these metrics. As of September 30, 2026, our total AUM included $237.4 billion of Performance Fee Eligible AUM.
Consolidation of Certain Carlyle Funds
The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities. The fund entities we consolidate are referred to collectively as the
Consolidated Funds in our condensed consolidated financial statements. The assets and liabilities of the
Consolidated Funds are generally held within separate legal entities and, as a result, the assets of the Consolidated
Funds are not available to support our operating activities and similarly the liabilities of the Consolidated Funds are non-recourse to us. As of September 30, 2026, our Consolidated Funds represent approximately 5% of our AUM;
2% and 2% of our management fees for the three and nine months ended September 30, 2026, respectively; and
6% and 12% of our total investment income or loss on an unconsolidated basis for the three and nine months ended
September 30, 2026, respectively.
We are not required under the consolidation guidance to consolidate in our financial statements most of the investment funds we advise. However, we consolidate certain CLOs and certain other funds that we advise, and the number of funds we are required to consolidate has been increasing as a result of the impacts of capital from our balance sheet invested in new products and our indirect interest in funds through our investment in Fortitude (see
Note 4, Investments). As of September 30, 2026, the assets and liabilities of the Consolidated Funds were primarily related to our consolidated CLOs, which held approximately $11.8 billion of total assets. Additionally, the
Investments of Consolidated Funds included approximately $980.0 million related to investments that have been bridged to investment funds in our Global Private Equity segment.
Generally, the consolidation of the Consolidated Funds has a gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to the Company beyond the capital contributed by the
Company to the Consolidated Funds. The majority of the net economic ownership interests of the Consolidated
Funds are reflected as non-controlling interests in consolidated entities in the condensed consolidated financial statements. However, in certain Consolidated Funds, particularly those where we have elected to invest additional amounts or bridge investments in new investment areas, the non-controlling interests are less significant and the results of those Consolidated Funds may impact net income attributable to the common shareholders.
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

Consolidated Results of Operations
The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025. Our condensed consolidated financial statements have been prepared on substantially the same basis for all historical periods presented;
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
The consolidation of these funds had no effect on net income attributable to the Company for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Revenues
Fund management fees	$555.4	$583.3	$(27.9)	(5)%	$1,796.4	$1,789.8	$6.6	0%
Incentive fees	51.6	51.4	0.2	0%	202.2	135.1	67.1	50%
Investment income (loss)
Performance allocations	(626.6)	(606.7)	(19.9)	3%	(1,263.0)	255.0	(1,518.0)	NM
Principal investment income	119.3	87.7	31.6	36%	252.9	79.8	173.1	217%
Total investment income (loss)	(507.3)	(519.0)	11.7	(2)%	(1,010.1)	334.8	(1,344.9)	NM
Interest and other income	59.4	53.6	5.8	11%	175.9	159.2	16.7	10%
Interest and other income of Consolidated Funds	175.0	163.4	11.6	7%	547.2	459.8	87.4	19%
Total revenues	334.1	332.7	1.4	0%	1,711.6	2,878.7	(1,167.1)	(41)%
Expenses
Compensation and benefits
Cash-based compensation and benefits	196.5	216.2	(19.7)	(9)%	685.5	673.0	12.5	2%
Equity-based compensation	100.8	90.7	10.1	11%	336.6	287.1	49.5	17%
Performance allocations and incentive fee related compensation	(334.5)	(324.6)	(9.9)	3%	(608.8)	290.4	(899.2)	NM
Total compensation and benefits	(37.2)	(17.7)	(19.5)	110%	413.3	1,250.5	(837.2)	(67)%
General, administrative and other expenses	193.8	180.7	13.1	7%	581.3	559.8	21.5	4%
Interest	39.1	29.8	9.3	31%	115.9	85.6	30.3	35%
Interest and other expenses of Consolidated Funds	192.6	177.3	15.3	9%	522.3	461.6	60.7	13%
Other non-operating income	—	—	—	—%	—	(0.1)	0.1	(100)%
Total expenses	388.3	370.1	18.2	5%	1,632.8	2,357.4	(724.6)	(31)%
Other income (loss)
Net investment income (loss) of Consolidated Funds	(22.7)	123.2	(145.9)	NM	(60.9)	176.1	(237.0)	NM
Income (loss) before provision for income taxes	(76.9)	85.8	(162.7)	NM	17.9	697.4	(679.5)	(97)%
Provision (benefit) for income taxes	(0.1)	(26.7)	26.6	(100)%	11.8	98.2	(86.4)	(88)%
Net income (loss)	(76.8)	112.5	(189.3)	NM	6.1	599.2	(593.1)	(99)%
Net income (loss) attributable to non-controlling interests in consolidated entities	(69.1)	111.6	(180.7)	NM	8.9	148.6	(139.7)	(94)%
Net income (loss) attributable to The Carlyle Group Inc.	$(7.7)	$0.9	$(8.6)	NM	$(2.8)	$450.6	$(453.4)	NM
NM - Not meaningful

Revenues
Fund management fees. The following table provides the components of the changes in Fund management fees for the periods presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026 v. 2025
	(Dollars in millions)
Higher management fees from the commencement of the investment period for certain newly raised funds which charge fees based on commitments and the impact of incremental fundraising in funds which activated fees in a prior period	$28.8	$110.8
Net lower management fees resulting from the change in basis from commitments to invested capital and stepdowns in rate for certain funds and the impact of net investment activity in funds whose management fees are based on invested capital	(26.2)	(73.3)
Decrease in catch-up management fees from subsequent closes of funds that are in the fundraising period	(17.2)	(37.7)
Higher transaction and portfolio advisory fees	6.6	41.9
All other changes(1)	(19.9)	(35.1)
Total (decrease) increase in Fund management fees(2)	$(27.9)	$6.6
(1)The nine months ended September 30, 2025 included approximately $19 million of aviation catch-up subordinated management fees.
(2)Total (decrease) increase in Fund management fees does not include our equity income allocation from NGP management fee related revenues. We do not control NGP and account for our strategic investment in NGP as an equity method investment under U.S. GAAP.
Therefore, Fund management fees associated with NGP are included in Principal investment income (loss) in our U.S. GAAP results.
Our Fee-earning AUM reflects a diversified fund management fee base across our three business segments.
No fund generated over 10% of total fund management fees in any of the periods presented. Fee-earning AUM as of September 30, 2026 increased in Carlyle AlpInvest and decreased in Global Private Equity and Global Credit as compared to September 30, 2025, resulting in a 1% overall decrease in Fee-earning AUM. Refer to “—Segment
Analysis” for a detailed discussion by segment of the activity affecting Fee-earning AUM for each of the periods presented.
Fund management fees included transaction and portfolio advisory fees, net of rebate offsets, of $27.7 million and $21.1 million for the three months ended September 30, 2026 and 2025, respectively, and $185.5 million and
$143.6 million for the nine months ended September 30, 2026 and 2025, respectively. These fees primarily comprise capital markets fees generated by Carlyle Global Capital Markets. The recognition of portfolio advisory fees, transactions fees, and capital markets fees can be volatile as they are primarily generated by investment activity within our funds, and therefore are impacted by our investment pace. See “—Trends Affecting Our Business”
for further discussion on our investment activity and broader market trends.
Incentive fees. Incentive fees increased $67.1 million for the nine months ended September 30, 2026, as compared to the prior year period, primarily due to catch-up fees related to our Global Credit segment, as well as the growth and performance of our evergreen funds: CPEP in the Global Private Equity segment and CAPM and
CAPS in the Carlyle AlpInvest segment.

Investment income (loss). The components of Investment income (loss) are included in the following table:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Performance allocations	$(626.6)	$(606.7)	$(19.9)	3%	$(1,263.0)	$255.0	$(1,518.0)	NM
Principal investment income:
Investment income (loss) from NGP, which includes performance allocations	59.1	29.8	29.3	98%	158.4	(42.6)	201.0	NM
Investment income (loss) from our carry funds:
Global Private Equity	22.8	9.1	13.7	151%	42.3	28.5	13.8	48%
Global Credit	(9.9)	8.7	(18.6)	NM	(12.1)	8.6	(20.7)	NM
Carlyle AlpInvest	17.1	6.3	10.8	171%	14.8	13.0	1.8	14%
Investment income (loss) from our CLOs	(2.5)	2.1	(4.6)	NM	(12.9)	(5.4)	(7.5)	139%
Investment income from Carlyle FRL	10.3	0.3	10.0	NM	20.6	15.7	4.9	31%
Investment income from our other Global Credit products	8.7	1.4	7.3	NM	15.0	6.1	8.9	146%
Investment income from our other Carlyle AlpInvest products	6.1	10.0	(3.9)	(39)%	20.8	29.8	(9.0)	(30)%
Investment income on foreign currency hedges	0.4	0.4	—	—%	0.9	2.1	(1.2)	(57)%
All other investment income	7.2	19.6	(12.4)	(63)%	5.1	24.0	(18.9)	(79)%
Total Principal investment income	119.3	87.7	31.6	36%	252.9	79.8	173.1	217%
Total Investment income (loss)	$(507.3)	$(519.0)	$11.7	(2)%	$(1,010.1)	$334.8	$(1,344.9)	NM
Performance allocations. Performance allocations by segment for the three and nine months ended
September 30, 2026 and 2025 comprised the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Global Private Equity	$(669.0)	$(781.4)	$112.4	(14)%	$(1,468.9)	$(219.5)	$(1,249.4)	NM
Global Credit	128.7	93.3	35.4	38%	268.0	223.1	44.9	20%
Carlyle AlpInvest	(86.3)	81.4	(167.7)	NM	(62.1)	251.4	(313.5)	NM
Total performance allocations	$(626.6)	$(606.7)	$(19.9)	3%	$(1,263.0)	$255.0	$(1,518.0)	NM
Performance allocations for the three and nine months ended September 30, 2026 included the following:
•In the Global Private Equity segment, for the three and nine months ended September 30, 2026, reversals of Performance allocations were primarily attributable to declines in CP VII’s accrued
Performance allocations, largely due to decreases in the market price of certain public investments and the impact of preferred return, partially offset by accruals of Performance allocations resulting from appreciation in our international energy funds, CP VIII, CGP II, and CP Growth I.
•In the Global Credit segment, for the three and nine months ended September 30, 2026, Performance allocation accruals were primarily driven by appreciation in CCOF III, SASOF IV, and SASOF V.
•In the Carlyle AlpInvest segment, for the three months ended September 30, 2026, reversals of
Performance allocations were primarily attributable to depreciation in our secondaries & portfolio finance funds, and to a lesser extent, our co-investment funds. For the nine months ended September 30, 2026, reversals of Performance allocations were primarily attributable to depreciation in our co-investment funds, partially offset by appreciation in our secondaries & portfolio finance funds.

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
•In the Carlyle AlpInvest segment, for the three and nine months ended September 30, 2025, Performance allocation accruals were primarily driven by the impact of appreciation in our secondaries & portfolio finance funds. During the nine months ended September 30, 2025, Performance allocation accruals were also driven by the impact of appreciation in our co-investment funds.
See “—Trends Affecting Our Business” for further discussion on the macroeconomic, geopolitical and industry landscape, and our investment activity.
Principal investment income. Principal investment income for the three months ended September 30, 2026 and 2025 and the nine months ended September 30, 2026 was primarily attributable to Performance allocations on funds managed by NGP. Principal investment income for the nine months ended September 30, 2025 was primarily attributable to U.S. buyout, infrastructure, CAPM, and CAPS funds, partially offset by an impairment charge of
$92.5 million and a $38.0 million reduction in NGP accrued carry, both of which negatively impacted the nine months ended September 30, 2025 as a result of the restructuring of the terms of our strategic investment in NGP
(see Note 4, Investments, for more information).
Interest and other income of Consolidated Funds. Interest and other income of Consolidated Funds increased
$11.6 million for the three months ended September 30, 2026, as compared to the prior year period, and increased
$87.4 million for the nine months ended September 30, 2026, as compared to the prior year period, primarily driven by a net increase in the number of consolidated CLOs.
Expenses
Compensation and benefits. Total compensation and benefits decreased $19.5 million for the three months ended September 30, 2026, as compared to the prior year period, and decreased $837.2 million for the nine months ended September 30, 2026, as compared to the prior year period. The decrease for the three and nine months ended September 30, 2026 relative to the comparable prior year period is primarily attributable to a decrease in
Performance allocations and incentive fee related compensation of $9.9 million and $899.2 million, respectively, which was driven by a decrease in Performance allocations, on which Performance allocations and incentive fee related compensation is based. The decrease for three months ended September 30, 2026 was also attributable to a decrease in Cash-based compensation and benefits of $19.7 million primarily due to lower discretionary bonus expense. These decreases were partially offset by an increase in Equity-based compensation for the three and nine months ended September 30, 2026 relative to the comparable prior year period of $10.1 million and $49.5 million, respectively, primarily driven by stock awards granted in December 2025 and February 2026 to further align leadership with Company performance.
Interest and other expenses of Consolidated Funds. Interest and other expenses of Consolidated Funds increased $15.3 million for the three months ended September 30, 2026, as compared to the prior year period, and increased $60.7 million for the nine months ended September 30, 2026, as compared to the prior year period, primarily due to a collateralized fund obligation in the Carlyle AlpInvest segment. The increase was also attributable to higher interest expense related to the consolidated CLOs for the nine months ended September 30, 2026.

Other Income (Loss)
Net investment income (loss) of Consolidated Funds. The table below summarizes the components of Net investment income (loss) of Consolidated Funds:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Net realized gains on investments of Consolidated Funds (excluding CLOs)	$82.7	$63.6	$19.1	30%	$111.3	$82.2	$29.1	35%
Net change in unrealized gains (losses) on investments of Consolidated Funds (excluding CLOs)	(103.1)	30.6	(133.7)	NM	(118.1)	86.2	(204.3)	NM
Net realized and unrealized gains (losses) on investments of Consolidated Funds (excluding CLOs)	(20.4)	94.2	(114.6)	NM	(6.8)	168.4	(175.2)	NM
Losses on investments of consolidated CLOs	(33.9)	(5.7)	(28.2)	NM	(149.5)	(68.3)	(81.2)	119%
Gains from liabilities of consolidated CLOs	31.6	34.7	(3.1)	(9)%	95.4	76.0	19.4	26%
Net gains (losses) from consolidated CLOs	(2.3)	29.0	(31.3)	NM	(54.1)	7.7	(61.8)	NM
Total net investment income (loss) of Consolidated Funds	$(22.7)	$123.2	$(145.9)	NM	$(60.9)	$176.1	$(237.0)	NM
Net investment loss of Consolidated Funds for the three months ended September 30, 2026 was primarily driven by net losses of consolidated funds in the Carlyle AlpInvest segment. Net investment loss of Consolidated
Funds for the nine months ended September 30, 2026 included net change in unrealized loss on an investment in a consolidated infrastructure fund in our Global Private Equity segment of approximately $82 million. Through
September 30, 2026, the cumulative unrealized investment loss recognized with respect to this investment attributable to the Company was approximately $222 million, which will be realized upon the disposition of the fund’s investment, which we currently expect will occur in the fourth quarter of 2026. Net losses from consolidated CLOs and unrealized losses from investments that have been warehoused for a Global Private Equity fund also contributed to the Net investment loss of Consolidated Funds for the nine months ended September 30, 2026.
These losses were partially offset by net investment gains primarily attributable to consolidated funds in our Carlyle
AlpInvest segment.
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
Income Tax Expense
Provision (benefit) for income taxes. The table below presents the provision (benefit) for income taxes and the effective tax rate for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Provision (benefit) for income taxes	$(0.1)	$(26.7)	$11.8	$98.2

Effective tax rate	0%	(31)%	66%	14%
The effective tax rate for the three and nine months ended September 30, 2026 and 2025 primarily comprised the 21% U.S. federal corporate income tax rate, the impact of U.S. state and foreign income taxes, the tax effects of non-controlling interest, disallowed executive compensation, and equity-based compensation deductions. The effective tax rate for the three months ended September 30, 2026 was 0% due to the offsetting effects of these rate drivers and the benefit from non-taxable income. The effective tax rate for the three months ended September 30,
2025 was negative primarily due to the tax benefit from the pretax loss incurred prior to the effect of non-controlling interest and due to the deduction related to the excess tax benefit from the vesting of restricted stock units in the quarter. For the nine months ended September 30, 2026, the effective tax rate also included the impact of a one-
time tax expense related to a change in the tax classification of a consolidated subsidiary. See Note 9, Income
Taxes, to the condensed consolidated financial statements for further information.
Non-controlling Interests
Net income (loss) attributable to non-controlling interests in consolidated entities. Net income (loss)
attributable to non-controlling interests in consolidated entities was $(69.1) million for the three months ended
September 30, 2026, as compared to $111.6 million for the prior year period, and $8.9 million for the nine months ended September 30, 2026, as compared to $148.6 million for the prior year period. These amounts reflect the related allocation of Consolidated Funds’ net earnings to limited partners or CLO investors, net earnings from our insurance solutions business and certain other products allocated to third-party investors, and net income attributable to non-controlling interests in carried interest and giveback obligations. The decrease for the three and nine months ended September 30, 2026, as compared to the prior year periods, was primarily due to a decline of
$40.8 million and $61.2 million, respectively, in accrued carry held by non-controlling interests, as well as lower net earnings in certain Consolidated Funds in the Carlyle AlpInvest segment. The net income (loss) of our Consolidated
Funds, after eliminations, attributable to non-controlling interests was $(25.5) million and $91.3 million for the three months ended September 30, 2026 and 2025, respectively, and $31.3 million and $113.2 million for the nine months ended September 30, 2026 and 2025, respectively.
Non-GAAP Financial Measures
The following tables set forth information in the format used by management when making resource deployment decisions and in assessing performance of our segments. These Non-GAAP financial measures are presented for the three and nine months ended September 30, 2026 and 2025. Our Non-GAAP financial measures exclude the effects of unrealized performance allocations net of related compensation expense, unrealized principal investment income, consolidated funds, acquisition and disposition-related items including amortization and any impairment charges of acquired intangible assets and contingent consideration taking the form of earn-outs, charges associated with the Conversion, impairment charges associated with lease right-of-use assets, gains or losses from retirement of debt, charges associated with contract terminations and employee severance, charges associated with equity-based compensation, changes in the tax receivable agreement liability, corporate actions, infrequently occurring or unusual events, and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.
The following table shows our total segment DE and FRE for the three and nine months ended September 30,
2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Total Segment Revenues	$994.5	$782.5	$2,857.6	$2,809.7
Total Segment Expenses	562.0	414.1	1,625.8	1,554.9
(=) Distributable Earnings	$432.5	$368.4	$1,231.8	$1,254.8
(-) Realized net performance revenues	99.8	19.1	234.9	234.2
(-) Realized principal investment income	64.1	49.5	114.9	113.0
(+) Net interest	24.0	12.1	68.3	38.2
(=) Fee Related Earnings	$292.6	$311.9	$950.3	$945.8

The following table sets forth our total segment revenues for the three and nine months ended September 30,
2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$546.9	$573.9	$1,651.5	$1,689.0
Portfolio advisory and transaction fees, net and other	32.6	32.3	197.2	158.1
Fee related performance revenues	49.7	47.5	183.8	125.7
Total fund level fee revenues	629.2	653.7	2,032.5	1,972.8
Realized performance revenues	286.0	61.7	662.6	676.6
Realized principal investment income	64.1	49.5	114.9	113.0
Interest income	15.2	17.6	47.6	47.3
Total Segment Revenues	$994.5	$782.5	$2,857.6	$2,809.7
The following table sets forth our total segment expenses for the three and nine months ended September 30,
2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	$195.1	$220.5	$679.9	$678.3
Realized performance revenue related compensation	186.2	42.6	427.7	442.4
Total compensation and benefits	381.3	263.1	1,107.6	1,120.7
General, administrative, and other indirect expenses	124.3	107.3	354.0	309.2
Depreciation and amortization expense	17.2	14.0	48.3	39.5
Interest expense	39.2	29.7	115.9	85.5
Total Segment Expenses	$562.0	$414.1	$1,625.8	$1,554.9

Income (loss) before provision for income taxes is the U.S. GAAP financial measure most comparable to
Distributable Earnings and Fee Related Earnings. The following table is a reconciliation of income (loss) before provision for income taxes to Distributable Earnings and to Fee Related Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Income (loss) before provision for income taxes	$(76.9)	$85.8	$17.9	$697.4
Adjustments:
Net unrealized performance and fee related performance revenues	281.5	244.6	607.1	210.3
Unrealized principal investment (income) loss	13.6	7.4	132.7	(35.1)
Equity-based compensation(1)	102.3	88.2	341.1	289.3
Acquisition or disposition-related charges, including amortization of intangibles and impairment	41.8	46.2	133.1	216.7
Tax (expense) benefit associated with certain foreign performance revenues	0.1	(0.4)	0.5	(0.5)
Net (income) loss attributable to non-controlling interests in consolidated entities	69.1	(111.6)	(8.9)	(148.6)
Other adjustments(2)	1.0	8.2	8.3	25.3
(=) Distributable Earnings	$432.5	$368.4	$1,231.8	$1,254.8
(-) Realized net performance revenues, net of related compensation(3)	99.8	19.1	234.9	234.2
(-) Realized principal investment income(3)	64.1	49.5	114.9	113.0
(+) Net interest	24.0	12.1	68.3	38.2
(=) Fee Related Earnings	$292.6	$311.9	$950.3	$945.8
(1)Equity-based compensation includes amounts presented in principal investment income and general, administrative and other expenses in our U.S. GAAP statement of operations.
(2)Includes charges (credits) related to Carlyle corporate actions and non-recurring items that affect period-to-period comparability and are not reflective of the Company’s operating performance.

(3)See reconciliation to most directly comparable U.S. GAAP measure below:

	Three Months Ended September 30, 2026
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(626.6)	$912.6	$286.0
Performance revenues related compensation expense	(334.5)	520.7	186.2
Net performance revenues	$(292.1)	$391.9	$99.8

Principal investment income (loss)	$119.3	$(55.2)	$64.1

	Nine Months Ended September 30, 2026
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(1,263.0)	$1,925.6	$662.6
Performance revenues related compensation expense	(608.8)	1,036.5	427.7
Net performance revenues	$(654.2)	$889.1	$234.9

Principal investment income (loss)	$252.9	$(138.0)	$114.9

	Three Months Ended September 30, 2025
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$(606.7)	$668.4	$61.7
Performance revenues related compensation expense	(324.6)	367.2	42.6
Net performance revenues	$(282.1)	$301.2	$19.1

Principal investment income (loss)	$87.7	$(38.2)	$49.5

	Nine Months Ended September 30, 2025
	Carlyle Consolidated	Adjustments(4)	Total Reportable Segments
	(Dollars in millions)
Performance revenues	$255.0	$421.6	$676.6
Performance revenues related compensation expense	290.4	152.0	442.4
Net performance revenues	$(35.4)	$269.6	$234.2

Principal investment income (loss)	$79.8	$33.2	$113.0
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
the Non-GAAP results, and the exclusion of charges associated with the investment in NGP Management and its affiliates from the Non-GAAP results.

Distributable Earnings for our reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Global Private Equity	$237.2	$146.8	$605.6	$644.3
Global Credit	128.1	126.4	384.3	357.8
Carlyle AlpInvest	67.2	95.2	241.9	252.7
Distributable Earnings	$432.5	$368.4	$1,231.8	$1,254.8
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
paid by the Consolidated Funds.

Global Private Equity
The following table presents our results of operations for our Global Private Equity(1) segment:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$272.6	$295.0	$(22.4)	(8)%	$840.3	$880.4	$(40.1)	(5)%
Portfolio advisory and transaction fees, net and other	5.5	6.5	(1.0)	(15)%	30.2	27.9	2.3	8%
Fee related performance revenues	4.7	—	4.7	NM	9.8	—	9.8	NM
Total fund level fee revenues	282.8	301.5	(18.7)	(6)%	880.3	908.3	(28.0)	(3)%
Realized performance revenues	273.0	38.0	235.0	NM	554.2	599.8	(45.6)	(8)%
Realized principal investment income (loss)	21.0	(0.4)	21.4	NM	38.4	27.1	11.3	42%
Interest income	5.6	7.4	(1.8)	(24)%	17.9	18.9	(1.0)	(5)%
Total revenues	582.4	346.5	235.9	68%	1,490.8	1,554.1	(63.3)	(4)%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	83.0	97.4	(14.4)	(15)%	282.6	306.5	(23.9)	(8)%
Realized performance revenues related compensation	175.0	24.2	150.8	NM	353.8	385.5	(31.7)	(8)%
Total compensation and benefits	258.0	121.6	136.4	112%	636.4	692.0	(55.6)	(8)%
General, administrative, and other indirect expenses	59.5	56.2	3.3	6%	167.9	155.2	12.7	8%
Depreciation and amortization expense	9.0	7.6	1.4	18%	25.3	21.5	3.8	18%
Interest expense	18.7	14.3	4.4	31%	55.6	41.1	14.5	35%
Total expenses	345.2	199.7	145.5	73%	885.2	909.8	(24.6)	(3)%
(=) Distributable Earnings	$237.2	$146.8	$90.4	62%	$605.6	$644.3	$(38.7)	(6)%
(-) Realized net performance revenues	98.0	13.8	84.2	NM	200.4	214.3	(13.9)	(6)%
(-) Realized principal investment income (loss)	21.0	(0.4)	21.4	NM	38.4	27.1	11.3	42%
(+) Net interest	13.1	6.9	6.2	90%	37.7	22.2	15.5	70%
(=) Fee Related Earnings	$131.3	$140.3	$(9.0)	(6)%	$404.5	$425.1	$(20.6)	(5)%
(1)For purposes of presenting our results of operations for this segment, our earnings from our investments in NGP are presented in the respective operating captions.

Distributable Earnings
The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2026:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026 v. 2025
	(Dollars in millions)
Distributable Earnings, September 30, 2025	$146.8	$644.3
Increases (decreases):
Decrease in Fee related earnings	(9.0)	(20.6)
Increase (decrease) in Realized net performance revenues	84.2	(13.9)
Increase in Realized principal investment income	21.4	11.3
Increase in Net interest	(6.2)	(15.5)
Total increase (decrease)	90.4	(38.7)
Distributable Earnings, September 30, 2026	$237.2	$605.6
Realized net performance revenues. Realized net performance revenues increased $84.2 million for the three months ended September 30, 2026, as compared to the prior year period, and decreased $13.9 million for the nine months ended September 30, 2026, as compared to the prior year period. Realized net performance revenues for the three and nine months ended September 30, 2026 were generated by a diverse set of funds, including CJP IV,
CEOF II, NGP XI, CIEP I and CETP IV. The year-to-date period also included realizations from CP VI and CRP VIII.
Realized net performance revenues for the three months ended September 30, 2025 were primarily attributable to realizations in CJP III and CRP VIII. Realized net performance revenues for the nine months ended September 30,
2025 were primarily attributable to realizations in CPP II, NGP XI, CAP IV, and CETP IV.
Realized principal investment income. Realized principal investment income increased $21.4 million for three months ended September 30, 2026, as compared to the prior year period, primarily due to higher realized principal investment income from our U.S. buyout, Europe growth and life sciences funds, as well as the NGP Energy funds.
Realized principal investment income increased $11.3 million for the nine months ended September 30, 2026, as compared to the prior year period, primarily due to higher realized investment income from our U.S. buyout and
Japan buyout funds, partially offset by realized principal investment losses from our Europe buyout funds. Global
Private Equity distributable earnings is expected to be lower in the fourth quarter of 2026 due to the expected realization of a loss on an investment in an infrastructure fund. Through September 30, 2026, the cumulative unrealized loss with respect to this investment is $222 million and will reduce realized principal investment income in Global Private Equity upon disposition of the investment, which we currently expect will occur in the fourth quarter of 2026.

Fee Related Earnings
The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2026:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026 v. 2025
	(Dollars in millions)
Fee Related Earnings, September 30, 2025	$140.3	$425.1
Increases (decreases):
Decrease in Fee revenues	(18.7)	(28.0)
Decrease in Cash-based compensation and benefits	14.4	23.9
Increase in General, administrative and other indirect expenses	(3.3)	(12.7)
All other changes	(1.4)	(3.8)
Total decrease	(9.0)	(20.6)
Fee Related Earnings, September 30, 2026	$131.3	$404.5
Fee revenues. The following table provides the components of the changes in Fee revenues for the periods presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026 v. 2025
	(Dollars in millions)
Lower Fund management fees	$(22.4)	$(40.1)
(Lower) higher Portfolio advisory and transaction fees, net and other	(1.0)	2.3
Higher Fee related performance revenues	4.7	9.8
Total decrease in Fee revenues	$(18.7)	$(28.0)
Fund management fees decreased for the three and nine months ended September 30, 2026, as compared to the prior year periods, driven by exit activity in funds on which management fees are based on invested capital and the stepdown in CP VII. Fee-earning AUM declined to $96.1 billion as of September 30, 2026, from $101.1 billion as of September 30, 2025, primarily driven by substantial returns of capital to fund investors. The decrease for the nine months ended September 30, 2026 was partially offset by the activation of management fees in CRP X in April
2025.
Fee related performance revenues increased for the three and nine months ended September 30, 2026, as compared to the prior year periods, primarily due to fees earned from our private equity evergreen wealth platform,
CPEP, which launched in late 2025.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense decreased $14.4 million and $23.9 million for the three and nine months ended September 30, 2026, as compared to the prior year periods, primarily due to a decrease in discretionary bonus expense, partially offset by the impact of increased headcount.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $12.7 million for the nine months ended September 30, 2026, as compared to the prior year period, primarily due to higher IT-related spending, higher travel costs, and unfavorable foreign currency remeasurement resulting from the strengthening of the U.S. dollar in 2026, partially offset by lower professional fees.

Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2026	2025
Global Private Equity	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$41,081	$41,525
Fee-earning AUM based on invested capital	43,702	49,232
Fee-earning AUM based on net asset value	9,095	7,472
Fee-earning AUM based on lower of cost or fair value	2,187	2,918
Total Fee-earning AUM	$96,065	$101,147
Annualized Management Fee Rate(2)	1.14%	1.17%
(1)For additional information concerning the components of Fee-earning AUM, see “—Key Financial Measures—Operating
Metrics.”
(2)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s
Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.
The table below provides the period to period rollforward of Fee-earning AUM in our Global Private Equity segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Balance, Beginning of Period	$96,557	$102,330	$101,366	$98,033
Inflows(1)	1,380	413	3,235	11,079
Outflows (including realizations)(2)	(1,969)	(1,583)	(8,272)	(9,599)
Market Activity & Other(3)	41	97	122	(161)
Foreign Exchange(4)	56	(110)	(386)	1,795
Balance, End of Period	$96,065	$101,147	$96,065	$101,147
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
Fee-earning AUM of $96.1 billion at September 30, 2026 decreased 1% from $96.6 billion at June 30, 2026.
The net decrease was due to:
•Outflows of $2.0 billion, driven by realizations in funds that charge fees on invested capital, notably in the
NGP energy funds and our U.S. real estate funds, as well as the expiration of fees in our Europe buyout funds during the period.
Offsetting this decrease were:

•Inflows of $1.4 billion, primarily driven by investment activity in our U.S. growth funds which charge fees on invested capital, as well as investments in our evergreen funds which charge fees on net asset value.
Fee-earning AUM at September 30, 2026 decreased 5% from $101.4 billion at December 31, 2025, due to:
•Outflows of $8.3 billion, which were driven by realizations in funds that charge fees on invested capital, notably in our U.S. buyout, U.S. real estate and Europe buyout funds, as well as the expiration of fees in our U.S. growth funds.
Offsetting this decrease were:
•Inflows of $3.2 billion, primarily driven by investments in our evergreen funds which charge fees on net asset value, as well as investment activity in our U.S. growth funds which charge fees on invested capital.
Fee-earning AUM at September 30, 2026 decreased 5% from $101.1 billion at September 30, 2025, due to:
•Outflows of $9.3 billion driven by realizations in funds that charge fees on invested capital, notably in our
U.S. buyout, U.S. real estate, and Europe buyout funds, as well as the NGP energy funds, and the expiration of fees in our U.S. growth funds during the period.
Offsetting this decrease were:
•Inflows of $4.9 billion, primarily driven by investments in our evergreen funds, investment activity in our
U.S. real estate and U.S. growth funds which charge fees on invested capital, as well as additional fee-
paying capital raised in our life sciences funds.
Total AUM
Total AUM was $160.7 billion at September 30, 2026, which comprised $120.3 billion of investments at fair value and $40.4 billion of available capital. Approximately 8% of the fair value as of September 30, 2026 was publicly traded, and approximately 67% was aged four or more years. The table below provides the period to period rollforward of Total AUM in our Global Private Equity segment.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(Dollars in millions)
Balance, Beginning of Period	$162,703	$163,543
Inflows(1)	2,173	10,843
Outflows (including realizations)(2)	(5,017)	(16,217)
Market Activity & Other(3)	794	3,167
Foreign Exchange(4)	60	(623)
Balance, End of Period	$160,713	$160,713
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
(3)Market Activity & Other generally represents realized and unrealized gains (losses) on portfolio investments in our carry funds, related co-investment vehicles, and separately managed accounts, as well as the impact of fees, expenses and non-
investment income, and other changes in AUM.
(4)Foreign Exchange represents the impact of foreign exchange rate fluctuations on the translation of our non-U.S. dollar denominated funds. Activity during the period is translated at the average rate for the period. Ending balances are translated at the spot rate as of the period end.
Total AUM was $160.7 billion at September 30, 2026, a decrease of 1% from $162.7 billion at June 30, 2026.
The net decrease was due to:

•Outflows of $5.0 billion, driven by realizations in our U.S. growth, Japan buyout and international energy funds, as well as the NGP Energy funds.
Offsetting this decrease were:
•Inflows of $2.2 billion, driven by new capital raised in our U.S. growth and evergreen funds; and
•Market activity of $0.8 billion, driven by appreciation of $0.8 billion from the NGP Energy funds, $0.5 billion from our international energy funds, $0.2 billion from our Carlyle global partners funds, and $0.2 billion from our Europe growth funds, offset by depreciation of $1.2 billion from our U.S. buyout funds.
Total AUM at September 30, 2026 decreased 2% from $163.5 billion at December 31, 2025, due to:
•Outflows of $16.2 billion, primarily driven by realizations in our U.S. buyout, Japan buyout, U.S. real estate and U.S. growth funds, as well as the NGP Energy funds; and
•Negative foreign exchange activity of $0.6 billion reflecting the impact of a strengthening U.S. Dollar on the translation of our EUR- and JPY-denominated funds to USD.
Offsetting these decreases were:
•Inflows of $10.8 billion, driven by new capital raised in our U.S. buyout, U.S. growth and evergreen funds;
and
•Market activity of $3.2 billion, driven by appreciation of $2.2 billion from the NGP Energy funds, $1.8 billion from our international energy funds, and $0.7 billion from our Japan buyout funds, offset by depreciation of $1.5 billion from our U.S. buyout funds and $0.7 billion from our Europe buyout funds.
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

(Amounts in millions)		TOTAL INVESTMENTS								REALIZED/PARTIALLY REALIZED INVESTMENTS(12)
		As of September 30, 2026								As of September 30, 2026
Fund (Fee Initiation Date/Stepdown Date)(1)	Committed Capital(2)	Cumulative Invested Capital(3)	Percent Invested	Realized Value(4)	Remaining Fair Value(5)	MOIC (6)	Gross IRR (7)(8)	Net IRR (8)(9)	Net Accrued Carry/ (Giveback) (10)	Total Value(11)	MOIC (6)	Gross IRR (7)(8)
Corporate Private Equity
CP VIII (Oct 2021 / Oct 2027)	$14,797	$12,225	83%	$3,403	$14,825	1.5x	18%	10%	$241	$4,465	2.1x	46%
CP VII (May 2018 / Oct 2021)	$18,510	$17,787	96%	$13,732	$15,136	1.6x	10%	8%	$1	$18,344	2.0x	15%
CP VI (May 2013 / May 2018)	$13,000	$13,140	101%	$26,929	$1,593	2.2x	17%	13%	$72	$27,685	2.5x	22%
CP V (Jun 2007 / May 2013)	$13,720	$13,238	96%	$28,126	$174	2.1x	18%	14%	$12	$28,138	2.3x	20%
CEP V (Oct 2018 / Oct 2024)	€6,416	€6,090	95%	€1,794	€4,346	1.0x	Neg	Neg	$—	€878	0.7x	Neg
CEP IV (Sep 2014 / Oct 2018)	€3,670	€3,964	108%	€6,294	€1,109	1.9x	16%	10%	$37	€6,260	2.1x	20%
CAP VI (Jun 2024 / Jun 2030)	$2,886	$854	30%	$—	$851	1.0x	NM	NM	$—	n/a	n/a	n/a
CAP V (Jun 2018 / Jun 2024)	$6,554	$7,185	110%	$3,235	$6,526	1.4x	10%	5%	$—	$2,146	1.3x	23%
CAP IV (Jul 2013 / Jun 2018)	$3,880	$4,146	107%	$8,715	$260	2.2x	18%	13%	$19	$8,695	2.4x	21%
CJP V (Nov 2024 / Nov 2030)	¥434,325	¥139,402	32%	¥—	¥139,768	1.0x	NM	NM	$—	n/a	n/a	n/a
CJP IV (Oct 2020 / Nov 2024)	¥258,000	¥236,110	92%	¥368,184	¥198,310	2.4x	38%	27%	$51	¥368,743	3.9x	56%
CJP III (Sep 2013 / Aug 2020)	¥119,505	¥91,192	76%	¥275,264	¥8,832	3.1x	25%	18%	$4	¥274,341	3.3x	26%
CGFSP III (Dec 2017 / Dec 2023)	$1,005	$982	98%	$878	$1,403	2.3x	19%	14%	$70	$1,370	3.5x	28%
CGFSP II (Jun 2013 / Dec 2017)	$1,000	$943	94%	$2,083	$555	2.8x	25%	19%	$32	$2,637	2.8x	26%
CP Growth (Oct 2021 / Oct 2027)	$1,283	$744	58%	$1	$1,252	1.7x	25%	13%	$19	n/a	n/a	n/a
CETP V (Mar 2022 / Jun 2028)	€3,180	€1,818	57%	€387	€2,039	1.3x	NM	NM	$—	€389	1.6x	NM
CETP IV (Jul 2019 / Jun 2022)	€1,350	€1,204	89%	€1,859	€861	2.3x	26%	18%	$34	€1,954	3.5x	52%
CETP III (Jul 2014 / Jul 2019)	€657	€614	94%	€2,040	€213	3.7x	41%	29%	$15	€2,040	4.0x	44%
CGP II (Dec 2020 / Jan 2025)	$1,840	$984	53%	$242	$2,612	2.9x	27%	23%	$65	n/a	n/a	n/a
CGP (Jan 2015 / Mar 2021)	$3,588	$3,267	91%	$2,110	$2,044	1.3x	3%	3%	$—	$2,263	1.5x	7%
All Other Active Funds & Vehicles(13)		$22,655	n/a	$16,640	$17,596	1.5x	10%	9%	$62	$19,440	2.0x	16%
Fully Realized Funds & Vehicles(14)(15)		$44,259	n/a	$101,208	$20	2.3x	27%	20%	$—	$101,228	2.3x	27%
TOTAL CORPORATE PRIVATE EQUITY(16)		$160,899	n/a	$225,422	$76,766	1.9x	25%	17%	$734	$233,565	2.2x	26%

Real Estate
CRP X (Apr 2025 / Jul 2030)	$9,000	$1,032	11%	$18	$1,118	1.1x	NM	NM	$—	n/a	n/a	n/a
CRP IX (Oct 2021 / Dec 2024)	$7,987	$6,652	83%	$1,062	$6,805	1.2x	8%	1%	$—	$975	1.3x	17%
CRP VIII (Aug 2017 / Oct 2021)	$5,505	$4,958	90%	$6,169	$2,359	1.7x	29%	15%	$52	$6,114	2.1x	45%
CRP VII (Jun 2014 / Dec 2017)	$4,162	$3,761	90%	$5,293	$852	1.6x	16%	10%	$(49)	$5,257	1.7x	19%
CRP VI (Mar 2011 / Jun 2014)	$2,340	$2,119	91%	$3,832	$49	1.8x	26%	17%	$3	$3,785	1.8x	27%
CPI (May 2016 / n/a)	$9,091	$9,369	n/a	$4,050	$8,396	1.3x	10%	8%	n/a*	$2,583	1.7x	11%
All Other Active Funds & Vehicles(17)		$3,044	n/a	$734	$2,760	1.1x	8%	4%	$6	$461	1.2x	18%
Fully Realized Funds & Vehicles(15)(18)		$14,150	n/a	$21,520	$13	1.5x	9%	5%	$—	$21,533	1.5x	10%
TOTAL REAL ESTATE(16)		$45,084	n/a	$42,678	$22,351	1.4x	11%	7%	$11	$40,726	1.6x	13%

Infrastructure & Natural Resources
CIEP II (Apr 2019 / Apr 2025)	$2,286	$1,490	65%	$1,209	$1,898	2.1x	32%	18%	$79	$910	3.8x	NM**
CIEP I (Sep 2013 / Jun 2019)	$2,500	$2,470	99%	$3,790	$1,712	2.2x	17%	11%	$84	$4,587	2.3x	18%
CGIOF (Dec 2018 / Sep 2023)	$2,201	$2,132	97%	$691	$3,170	1.8x	16%	10%	$97	$841	1.9x	16%
CRSEF II (Nov 2022 / Aug 2027)	$1,187	$531	45%	$—	$1,125	2.1x	40%	27%	$32	n/a	n/a	n/a
NGP XIII (Feb 2023 / Feb 2028)	$2,300	$1,599	70%	$389	$2,175	1.6x	49%	34%	$15	$815	3.8x	NM
NGP XII (Jul 2017 / Jul 2022)	$4,304	$3,796	88%	$5,590	$2,520	2.1x	21%	15%	$39	$5,725	2.4x	33%
NGP XI (Oct 2014 / Jul 2017)	$5,325	$5,034	95%	$8,732	$1,410	2.0x	13%	10%	$45	$10,021	2.0x	13%
NGP X (Jan 2012 / Dec 2014)	$3,586	$3,351	93%	$3,590	$346	1.2x	4%	1%	$—	$3,359	1.2x	5%
All Other Active Funds & Vehicles(19)		$5,644	n/a	$4,290	$6,006	1.8x	18%	16%	$55	$4,325	2.5x	22%
Fully Realized Funds & Vehicles(15)(20)		$3,534	n/a	$5,581	$—	1.6x	8%	5%	$—	$5,581	1.6x	8%
TOTAL INFRASTRUCTURE & NATURAL RESOURCES(16)		$29,579	n/a	$33,860	$20,361	1.8x	13%	10%	$445	$36,164	2.0x	13%

*Net accrued fee related performance revenues for CPI are excluded from Net Accrued Performance Revenues. These amounts will be reflected as fee related performance revenues when realized, and included in Fund level fee revenues in our segment results. Accrued fee related performance revenues for CPI were immaterial as of September 30, 2026.
**The IRR is incalculable, which occurs in instances when a distribution occurs prior to a Limited Partner capital contribution due to the use of fund-level credit facilities.
(1)The fund stepdown date represents the contractual stepdown date under the respective fund agreements for funds on which the fee basis stepdown has not yet occurred. Funds without a listed Fee Initiation Date and
Stepdown Date have not yet initiated fees.
(2)All amounts shown represent total capital commitments as of September 30, 2026. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change.
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

(14)Aggregate includes the following funds, as well as related co-investments, separately managed accounts
(SMAs), and certain other stand-alone investments arranged by us: CP I, CP II, CP III, CP IV, CEP I, CEP II,
CEP III, CAP I, CAP II, CAP III, CBPF I, CJP I, CJP II, CMG, CVP I, CVP II, CUSGF III, CGFSP I, CEVP I,
CETP I, CETP II, CAVP I, CAVP II, CAGP III, CEOF I, CEOF II, Mexico, and CSABF.
(15)Funds are included when all investments have been realized. There may be remaining fair value and net accrued carry where there are outstanding escrow balances or undistributed proceeds.
(16)For purposes of aggregation, funds that report in foreign currency have been converted to U.S. dollars at the reporting period spot rate.
(17)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts
(SMAs), and stand-alone investments arranged by us: CCR, CER I, CER II and CER III.
(18)Aggregate includes the following funds, as well as related co-investments, separately managed accounts
(SMAs), and certain other stand-alone investments arranged by us: CRP I, CRP II, CRP III, CRP IV, CRP V,
CRCP I, CAREP I, CAREP II, CEREP I, CEREP II, and CEREP III.
(19)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts
(SMAs), and stand-alone investments arranged by us: NGP GAP, NGP RP I, NGP RP II, NGP RP III, NGP
ETP IV, NGP SRA II, CRSEF, and CGIOF II.
(20)Aggregate includes the following funds, as well as related co-investments, separately managed accounts
(SMAs), and certain other stand-alone investments arranged by us: CIP, CPP II, and CPOCP.

Global Credit
The following table presents our results of operations for our Global Credit segment:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$161.2	$146.5	$14.7	10%	$457.1	$456.1	$1.0	0%
Portfolio advisory and transaction fees, net and other	27.1	25.6	1.5	6%	166.9	130.0	36.9	28%
Fee related performance revenues	34.6	28.6	6.0	21%	120.3	86.0	34.3	40%
Total fund level fee revenues	222.9	200.7	22.2	11%	744.3	672.1	72.2	11%
Realized performance revenues	4.4	8.2	(3.8)	(46)%	69.3	26.6	42.7	161%
Realized principal investment income (loss)	41.3	42.8	(1.5)	(4)%	57.2	60.3	(3.1)	(5)%
Interest income	7.5	8.1	(0.6)	(7)%	22.5	22.1	0.4	2%
Total revenues	276.1	259.8	16.3	6%	893.3	781.1	112.2	14%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	80.0	83.8	(3.8)	(5)%	285.2	261.0	24.2	9%
Realized performance revenues related compensation	2.8	4.7	(1.9)	(40)%	43.0	15.7	27.3	174%
Total compensation and benefits	82.8	88.5	(5.7)	(6)%	328.2	276.7	51.5	19%
General, administrative, and other indirect expenses	44.3	28.5	15.8	55%	120.3	99.7	20.6	21%
Depreciation and amortization expense	5.4	4.3	1.1	26%	15.1	12.0	3.1	26%
Interest expense	15.5	12.1	3.4	28%	45.4	34.9	10.5	30%
Total expenses	148.0	133.4	14.6	11%	509.0	423.3	85.7	20%
(=) Distributable Earnings	$128.1	$126.4	$1.7	1%	$384.3	$357.8	$26.5	7%
(-) Realized net performance revenues	1.6	3.5	(1.9)	(54)%	26.3	10.9	15.4	141%
(-) Realized principal investment income (loss)	41.3	42.8	(1.5)	(4)%	57.2	60.3	(3.1)	(5)%
(+) Net interest	8.0	4.0	4.0	100%	22.9	12.8	10.1	79%
(=) Fee Related Earnings	$93.2	$84.1	$9.1	11%	$323.7	$299.4	$24.3	8%

Distributable Earnings
The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2026:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026 v. 2025
	(Dollars in millions)
Distributable Earnings, September 30, 2025	$126.4	$357.8
Increases (decreases):
Increase in Fee related earnings	9.1	24.3
(Decrease) increase in Realized net performance revenues	(1.9)	15.4
Decrease in Realized principal investment income	(1.5)	(3.1)
Increase in Net interest	(4.0)	(10.1)
Total increase	1.7	26.5
Distributable Earnings, September 30, 2026	$128.1	$384.3
Realized net performance revenues. Realized net performance revenues increased $15.4 million for the nine months ended September 30, 2026, as compared to the prior year period, primarily attributable to realizations in
CCOF II.
Fee Related Earnings
The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2026:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026 v. 2025
	(Dollars in millions)
Fee Related Earnings, September 30, 2025	$84.1	$299.4
Increases (decreases):
Increase in Fee revenues	22.2	72.2
Decrease (increase) in Cash-based compensation and benefits	3.8	(24.2)
Increase in General, administrative and other indirect expenses	(15.8)	(20.6)
All other changes	(1.1)	(3.1)
Total increase	9.1	24.3
Fee Related Earnings, September 30, 2026	$93.2	$323.7
Fee Revenues. The following table provides the components of the changes in Fee revenues for the periods presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026 v. 2025
	(Dollars in millions)
Higher Fund management fees	$14.7	$1.0
Higher Portfolio advisory and transaction fees, net and other	1.5	36.9
Higher Fee related performance revenues	6.0	34.3
Total increase in Fee revenues	$22.2	$72.2

The increase in Fund management fees for the three months ended September 30, 2026, as compared to the prior year period, was primarily attributable to an increase in catch-up management fees related to the conclusion of fundraising in our most recent vintage aviation finance fund in the third quarter of 2026. For the nine months ended
September 30, 2026, as compared to the prior year period, higher management fees from direct lending and cross-
platform vehicles were largely offset by lower management fees from our CLOs and aviation finance funds.
The increase in Portfolio advisory and transaction fees, net and other fees for the nine months ended
September 30, 2026, as compared to the prior year period, was primarily driven by an increase in capital markets fees. The recognition of capital markets fees can be volatile as they are primarily generated by investment activity.
See “—Trends Affecting Our Business” for further discussion on our investment activity and broader market trends.
The increase in Fee related performance revenues for the nine months ended September 30, 2026, as compared to the prior year period, was primarily due to the restructuring of certain fee arrangements in our asset-
backed finance products, the impact of which included approximately $19 million of catch-up fees in the second quarter of 2026. Growth in fees from direct lending evergreen vehicles also contributed to the increase in Fee related performance revenues.
Cash-based compensation and benefits expense. Cash-based compensation and benefits expense increased
$24.2 million for the nine months ended September 30, 2026, as compared to the prior year period, primarily due to increased headcount to support the growth of the business as well as an increase in Fee related performance revenue compensation.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased for the three months ended September 30, 2026, as compared to the prior year period, primarily due to an increase in costs to support new funds, and higher professional fees. General, administrative and other indirect expenses increased for the nine months ended September 30, 2026, as compared to the prior year period, primarily due to unfavorable foreign currency remeasurement resulting from the strengthening of the U.S. dollar in 2026, increase in costs to support new funds, and higher IT-related spending.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2026	2025
Global Credit	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$4,934	$2,504
Fee-earning AUM based on invested capital	22,858	21,110
Fee-earning AUM based on collateral balances, at par	40,418	43,929
Fee-earning AUM based on net asset value	4,694	3,821
Fee-earning AUM based on fair value and other(2)	90,821	95,800
Total Fee-earning AUM	$163,725	$167,164
Annualized Management Fee Rate(3)	0.36%	0.37%
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
(3)Represents annualized fund management fees divided by the average of the beginning of year and each quarter end’s
Fee-earning AUM in the reporting period. Catch-up management fees were excluded in the calculation of the annualized fund management fees.

The table below provides the period to period rollforward of Global Credit Fee-earning AUM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Balance, Beginning of Period	$167,630	$162,784	$169,460	$154,186
Inflows(1)	5,076	8,983	12,965	21,264
Outflows (including realizations)(2)	(3,174)	(4,878)	(10,328)	(11,406)
Market Activity & Other(3)	(5,749)	278	(8,051)	1,980
Foreign Exchange(4)	(58)	(3)	(321)	1,140
Balance, End of Period	$163,725	$167,164	$163,725	$167,164
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
Fee-earning AUM was $163.7 billion at September 30, 2026, a decrease of 2% from $167.6 billion at June 30,
2026. The net decrease was due to:
•Market activity decline of $5.7 billion, which primarily reflected a decrease in the fair value of assets covered by the Fortitude strategic advisory services agreement mainly due to an increase in interest rates during the quarter; and
•Outflows of $3.2 billion, driven by realizations in our opportunistic credit and asset-backed finance funds, as well as outflows from our liquid credit products.
Offsetting these decreases were:
•Inflows of $5.1 billion, which were driven by deployment across the platform, including two new-issue
CLOs in our liquid credit platform and activity in our opportunistic credit and asset-backed finance products, closed flow reinsurance transactions in our insurance strategy, and fee-paying capital raised in aviation.
Fee-earning AUM at September 30, 2026 decreased 3% from $169.5 billion at December 31, 2025, due to:
•Outflows of $10.3 billion, which were driven by outflows from our liquid credit products and realizations in our opportunistic credit and asset-backed finance funds; and
•Market activity decline of $8.1 billion, which primarily reflected a decrease in the fair value of assets covered by the Fortitude strategic advisory services agreement, partially offset by increases in our cross-
platform credit products.
Offsetting these decreases were:
•Inflows of $13.0 billion, which were driven by deployment across the platform, reinsurance and other activity in our insurance strategy, and the closing of six new-issue CLOs.

Fee-earning AUM at September 30, 2026 decreased 2% from $167.2 billion at September 30, 2025, due to:
•Outflows of $12.8 billion, which included outflows from our liquid credit products and realizations across the platform, notably in our opportunistic credit and asset-backed finance products; and
•Market activity decline of $8.8 billion, which was primarily driven by a decrease in the fair value of assets covered by the Fortitude strategic advisory services agreement, partially offset by increases in our cross-
platform credit products.
Offsetting these decreases were:
•Inflows of $18.5 billion, which reflected capital deployment across the platform, including the closing of nine new-issue CLOs, deployment across our asset-backed finance, opportunistic credit, and infrastructure credit products, and reinsurance and other activity in our insurance strategy.
Total AUM
The table below provides the period to period rollforward of Total AUM in our Global Credit segment.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(Dollars in millions)
Balance, Beginning of Period	$211,119	$211,328
Inflows(1)	7,254	16,984
Outflows (including realizations)(2)	(5,988)	(15,667)
Market Activity & Other(3)	(4,985)	(4,949)
Foreign Exchange(4)	(66)	(362)
Balance, End of Period	$207,334	$207,334
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
Total AUM was $207.3 billion at September 30, 2026, a decrease of 2% compared to $211.1 billion at June
30, 2026. The net decrease was due to:
•Outflows of $6.0 billion, which primarily reflected outflows from our liquid credit products and realizations across the platform, notably in our direct lending, aviation, asset-backed finance, and opportunistic credit products; and
•Market activity decline of $5.0 billion, primarily from a decrease in the fair value of assets covered by the
Fortitude strategic advisory services agreement, partially offset by appreciation in opportunistic credit.
Offsetting these decreases were:
•Inflows of $7.3 billion, which were driven by capital raised in our opportunistic credit strategy, including the first closing in our latest opportunistic credit fund, as well as in our aviation, and liquid credit strategies, including two new-issue CLOs, plus reinsurance and other activity in our insurance strategy.

Total AUM at September 30, 2026 decreased 2% from $211.3 billion at December 31, 2025, due to:
•Outflows of $15.7 billion, including outflows in our liquid credit products and realizations across the platform, notably in our aviation and asset-backed finance products; and
•Market activity decline of $4.9 billion, primarily from a decrease in the fair value of assets covered by the
Fortitude strategic advisory services agreement, partially offset by increases in our opportunistic credit, direct lending, and aviation products.
Offsetting these decreases were:
•Inflows of $17.0 billion, which were driven by capital raised in our liquid credit strategy, including the closing of six new-issue CLOs, opportunistic credit strategy, including the first closing in our latest opportunistic credit fund, and asset-backed finance strategy, including the first closing in our asset-backed income fund, as well as reinsurance and other activity in our insurance strategy.
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

(Dollars in millions)		TOTAL INVESTMENTS
		As of September 30, 2026
Fund (Fee Initiation Date/Stepdown Date)(1)	Committed Capital(2)	Cumulative Invested Capital (3)	Percent Invested	Realized Value (4)	Remaining Fair Value (5)	MOIC (6)	Gross IRR (7) (8)	Net IRR (8) (9)	Net Accrued Carry/ (Giveback) (10)
Global Credit Carry Funds
CCOF IV - Levered (Jul 2026 / Jan 2032)	$2,248	$158	7%	$—	$159	1.0x	NM	NM	$—
CCOF III - Levered (Feb 2023 / Oct 2028)	$4,678	$4,886	104%	$1,256	$4,795	1.2x	24%	16%	$44
CCOF II (Nov 2020 / Mar 2026)	$4,430	$5,966	135%	$5,524	$2,883	1.4x	13%	9%	$98
CCOF I (Nov 2017 / Sep 2022)	$2,373	$3,546	149%	$4,013	$1,218	1.5x	16%	11%	$32
CSP IV (Apr 2016 / Dec 2020)	$2,500	$2,500	100%	$1,828	$1,877	1.5x	10%	6%	$—
CICF II (Mar 2024 / Dec 2029)	$2,319	$502	22%	$225	$317	1.1x	NM	NM	$—
SASOF V (Apr 2020 / Jan 2027)	$975	$801	82%	$861	$775	2.0x	21%	15%	$49
SASOF IV (Jul 2017 / Jul 2024)	$950	$711	75%	$831	$458	1.8x	13%	9%	$36
SASOF III (Nov 2014 / n/a)	$833	$991	119%	$1,326	$45	1.4x	19%	12%	$4
All Other Active Funds & Vehicles(11)		$12,985	n/a	$5,930	$10,234	1.2x	10%	9%	$66
Fully Realized Funds & Vehicles(12)(13)		$9,698	n/a	$12,155	$27	1.3x	9%	4%	$—
TOTAL GLOBAL CREDIT CARRY FUNDS		$42,745	n/a	$33,948	$22,789	1.3x	11%	7%	$327
(1)The fund stepdown date represents the contractual stepdown date under the respective fund agreements for funds on which the fee basis stepdown has not yet occurred. Funds without a listed Fee Initiation Date and
Stepdown Date have not yet initiated fees.
(2)All amounts shown represent total capital commitments as of September 30, 2026. Certain of our recent vintage funds are currently in fundraising and total capital commitments are subject to change. Committed capital for CCOF II excludes $150 million in capital committed by a CCOF II investor to a side vehicle. The
CCOF III platform, which includes CCOF III - Levered, CCOF III - Unlevered, and CCOF III PSV, collectively has $5.7 billion of committed capital. The CCOF IV platform, which also includes CCOF IV - Unlevered, collectively has $2.4 billion of Committed Capital.
(3)Represents the original cost of investments since the inception of the fund. For CSP IV, amounts are presented net of investment-level recallable proceeds to reflect the recyclability of invested capital for the purpose of calculating the fund MOIC.
(4)Represents all realized proceeds since inception of the fund.

(5)Represents remaining fair value, before management fees, expenses and carried interest, and may include remaining escrow values for realized investments.
(6)Multiple of invested capital (“MOIC”) represents total value, before management fees, expenses and carried interest, divided by cumulative invested capital.
(7)Gross Internal Rate of Return (“Gross IRR”) represents an annualized return on Limited Partner invested capital, based on contributions, distributions and unrealized fair value as of the reporting date, before the impact of management fees, partnership expenses and carried interest. For fund vintages 2017 and after,
Gross IRR includes the impact of interest expense related to the funding of investments on fund lines of credit. Gross IRR is calculated based on the timing of Limited Partner cash flows, which may differ to varying degrees from the timing of actual investment cash flows for the fund. Subtotal Gross IRR aggregations for multiple funds are calculated based on actual cash flow dates for each fund and represent a theoretical time-
weighted return for a Limited Partner who invested sequentially in each fund.
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
(11)Aggregate includes the following funds, as well as all active co-investments, separately managed accounts
(SMAs), and stand-alone investments arranged by us: CAPF VII, CICF, CAF, CALF, CCOF III - Unlevered,
CCOF III PSV, and CCOF IV - Unlevered.
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

Carlyle AlpInvest
The following table presents our results of operations for our Carlyle AlpInvest segment:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Segment Revenues
Fund level fee revenues
Fund management fees	$113.1	$132.4	$(19.3)	(15)%	$354.1	$352.5	$1.6	0%
Portfolio advisory and transaction fees, net and other	—	0.2	(0.2)	(100)%	0.1	0.2	(0.1)	(50)%
Fee related performance revenues	10.4	18.9	(8.5)	(45)%	53.7	39.7	14.0	35%
Total fund level fee revenues	123.5	151.5	(28.0)	(18)%	407.9	392.4	15.5	4%
Realized performance revenues	8.6	15.5	(6.9)	(45)%	39.1	50.2	(11.1)	(22)%
Realized principal investment income	1.8	7.1	(5.3)	(75)%	19.3	25.6	(6.3)	(25)%
Interest income	2.1	2.1	—	—%	7.2	6.3	0.9	14%
Total revenues	136.0	176.2	(40.2)	(23)%	473.5	474.5	(1.0)	0%
Segment Expenses
Compensation and benefits
Cash-based compensation and benefits	32.1	39.3	(7.2)	(18)%	112.1	110.8	1.3	1%
Realized performance revenues related compensation	8.4	13.7	(5.3)	(39)%	30.9	41.2	(10.3)	(25)%
Total compensation and benefits	40.5	53.0	(12.5)	(24)%	143.0	152.0	(9.0)	(6)%
General, administrative, and other indirect expenses	20.5	22.6	(2.1)	(9)%	65.8	54.3	11.5	21%
Depreciation and amortization expense	2.8	2.1	0.7	33%	7.9	6.0	1.9	32%
Interest expense	5.0	3.3	1.7	52%	14.9	9.5	5.4	57%
Total expenses	68.8	81.0	(12.2)	(15)%	231.6	221.8	9.8	4%
(=) Distributable Earnings	$67.2	$95.2	$(28.0)	(29)%	$241.9	$252.7	$(10.8)	(4)%
(-) Realized net performance revenues	0.2	1.8	(1.6)	(89)%	8.2	9.0	(0.8)	(9)%
(-) Realized principal investment income	1.8	7.1	(5.3)	(75)%	19.3	25.6	(6.3)	(25)%
(+) Net interest	2.9	1.2	1.7	142%	7.7	3.2	4.5	141%
(=) Fee Related Earnings	$68.1	$87.5	$(19.4)	(22)%	$222.1	$221.3	$0.8	0%

Distributable Earnings
The following table provides the components of the changes in Distributable Earnings for the three and nine months ended September 30, 2026:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026 v. 2025
	(Dollars in millions)
Distributable Earnings, September 30, 2025	$95.2	$252.7
Increases (decreases):
(Decrease) increase in Fee related earnings	(19.4)	0.8
Decrease in Realized net performance revenues	(1.6)	(0.8)
Decrease in Realized principal investment income	(5.3)	(6.3)
Increase in Net interest	(1.7)	(4.5)
Total decrease	(28.0)	(10.8)
Distributable Earnings, September 30, 2026	$67.2	$241.9
Fee Related Earnings
The following table provides the components of the changes in Fee Related Earnings for the three and nine months ended September 30, 2026:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026 v. 2025
	(Dollars in millions)
Fee Related Earnings, September 30, 2025	$87.5	$221.3
Increases (decreases):
(Decrease) increase in Fee revenues	(28.0)	15.5
Decrease (increase) in Cash-based compensation and benefits	7.2	(1.3)
Decrease (increase) in General, administrative and other indirect expenses	2.1	(11.5)
All other changes	(0.7)	(1.9)
Total (decrease) increase	(19.4)	0.8
Fee Related Earnings, September 30, 2026	$68.1	$222.1
Fee Revenues. The following table provides the components of the changes in Fee revenues for the periods presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026 v. 2025
	(Dollars in millions)
(Lower) higher Fund management fees	$(19.3)	$1.6
Lower Portfolio advisory and transaction fees, net and other	(0.2)	(0.1)
(Lower) higher Fee related performance revenues	(8.5)	14.0
Total (decrease) increase in Fee revenues	$(28.0)	$15.5

The decrease in Fund management fees for the three months ended September 30, 2026, as compared to the prior year period, was primarily driven by a decrease in catch-up management fees of $31.1 million due to the conclusion of fundraising of our most recent vintage secondaries & portfolio finance funds in the third quarter of
2025.
The decrease in Fee related performance revenues for the three months ended September 30, 2026, as compared to the prior year period, was primarily driven by performance in our CAPM and CAPS funds. The increase in Fee related performance revenues for the nine months ended September 30, 2026, as compared to the prior year period, reflects growth and performance in our CAPM and CAPS funds.
Cash-based compensation and benefits. Cash-based compensation and benefits decreased $7.2 million for the three months ended September 30, 2026, as compared to the prior year period, primarily due to a decrease in compensation associated with Fee related performance revenues.
General, administrative and other indirect expenses. General, administrative and other indirect expenses increased $11.5 million for the nine months ended September 30, 2026, as compared to the prior year period, primarily due to an increase in professional fees and higher IT-related spending.
Fee-earning AUM
Fee-earning AUM is presented below for each period together with the components of change during each respective period.

	As of September 30,
	2026	2025
Carlyle AlpInvest	(Dollars in millions)
Components of Fee-earning AUM(1)
Fee-earning AUM based on capital commitments	$28,451	$27,966
Fee-earning AUM based on invested capital(2)	9,665	8,968
Fee-earning AUM based on net asset value	21,522	17,051
Fee-earning AUM based on lower of cost or fair market value and other	10,216	9,658
Total Fee-earning AUM	$69,854	$63,643
Annualized Management Fee Rate(3)	0.67%	0.69%
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

The table below provides the period to period rollforward of Fee-earning AUM in our Carlyle AlpInvest segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Balance, Beginning of Period	$70,222	$59,587	$65,952	$52,139
Inflows(1)	1,499	4,696	7,890	11,653
Outflows (including realizations)(2)	(1,995)	(1,102)	(3,741)	(2,969)
Market Activity & Other(3)	232	473	330	668
Foreign Exchange(4)	(104)	(11)	(577)	2,152
Balance, End of Period	$69,854	$63,643	$69,854	$63,643
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
Fee-earning AUM was $69.9 billion at September 30, 2026, a slight decrease from $70.2 billion at June 30,
2026. The net decrease was due to:
•Outflows of $2.0 billion, which were driven by realizations in our secondaries & portfolio finance funds that charge fees on fair value or invested capital.
Offsetting this decrease were:
•Inflows of $1.5 billion, which were driven by investment activity across all strategies, notably in our secondaries & portfolio finance and CAPM funds.
Fee-earning AUM at September 30, 2026 increased 6% from $66.0 billion at December 31, 2025, due to:
•Inflows of $7.9 billion, which were driven by investment activity and fee-paying capital raised in our secondaries & portfolio finance strategy, as well as investment activity in our AlpInvest wealth products.
Offsetting this increase were:
•Outflows of $3.7 billion, which were driven by realizations in products across all strategies that charge fees on fair value or invested capital.
Fee-earning AUM at September 30, 2026 increased 10% from $63.6 billion at September 30, 2025, due to:
•Inflows of $12.3 billion, which were driven by fee-paying capital raised and investment activity across all strategies, notably in our secondaries & portfolio finance and AlpInvest wealth products; and
•Market appreciation of $0.6 billion, which was driven by our AlpInvest wealth products in which fees are based on net asset value.

Offsetting these increases were:
•Outflows of $6.0 billion, which reflected realizations, notably in our secondaries & portfolio finance and primary strategies, and stepdowns in fee bases.
Total AUM
The table below provides the period to period rollforward of Total AUM in our Carlyle AlpInvest segment.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(Dollars in millions)
Balance, Beginning of Period	$111,673	$101,996
Inflows(1)	1,384	12,746
Outflows (including realizations)(2)	(3,274)	(7,240)
Market Activity & Other(3)	906	4,014
Foreign Exchange(4)	(213)	(1,040)
Balance, End of Period	$110,476	$110,476
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
Total AUM was $110.5 billion at September 30, 2026, a decrease of 1% compared to $111.7 billion at June 30,
2026. The net decrease was due to:
•Outflows of $3.3 billion, predominantly from realizations in our secondaries & portfolio finance and primary strategies.
Offsetting this decrease were:
•Inflows of $1.4 billion, which reflected fundraising across the segment, notably in our secondaries &
portfolio finance and CAPM funds; and
•Market appreciation of $0.9 billion, which was driven by appreciation in our primary and coinvestment funds.
Total AUM at September 30, 2026 increased 8% compared to $102.0 billion at December 31, 2025, due to:
•Inflows of $12.7 billion, which reflected fundraising across the platform, notably in our secondaries &
portfolio finance, primary, and AlpInvest wealth products; and
•Market appreciation of $4.0 billion, which was driven by our secondaries & portfolio finance and primary strategies.
Offsetting these increases were:
•Outflows of $7.2 billion, which reflected realizations across all strategies, notably in our secondaries &
portfolio finance and primary funds; and
•Negative foreign exchange activity of $1.0 billion primarily reflected the impact of a strengthening U.S.
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

(Amounts in millions)			TOTAL INVESTMENTS
			As of September 30, 2026
Carlyle AlpInvest (1)(8)	Vintage Year	Fund Size	Cumulative Invested Capital (2)(3)	Realized Value (3)	Remaining Fair Value (3)	Total Value (3)(4)	MOIC (5)	Gross IRR (6)(10)	Net IRR (7)(10)	Net Accrued Carry/ (Giveback) (12)
			(Reported in Local Currency, in Millions)
SECONDARIES & PORTFOLIO FINANCE
ASF VIII	2024	$13,422	$7,992	$701	$9,685	$10,387	1.3x	NM	NM	$70
ASF VII	2020	$6,769	$5,086	$2,704	$5,277	$7,982	1.6x	14%	11%	$114
ASF VII - SMAs	2020	€2,043	€1,812	€780	€1,894	€2,674	1.5x	13%	11%	$35
ASF VI	2017	$3,333	$2,822	$3,279	$1,269	$4,547	1.6x	14%	10%	$53
ASF VI - SMAs	2017	€2,817	€2,718	€2,962	€1,311	€4,273	1.6x	12%	10%	$42
ASF V	2012	$756	$670	$1,105	$80	$1,186	1.8x	17%	14%	$3
ASF V - SMAs	2012	€3,916	€4,027	€7,132	€298	€7,430	1.8x	20%	19%	$6
SMAs 2009-2011	2010	€1,859	€1,973	€3,409	€66	€3,475	1.8x	19%	18%	$—
ASPF II	2023	$2,227	$1,644	$430	$1,581	$2,012	1.2x	22%	15%	$17
AAF II	2025	$1,677	$622	$28	$797	$825	1.3x	NM	NM	$7
All Other Active Funds & Vehicles (9)	Various		$2,091	$618	$2,278	$2,896	1.4x	17%	14%	$40
Fully Realized Funds & Vehicles (29)	Various		€4,445	€7,242	€11	€7,253	1.6x	19%	18%	$—
CO-INVESTMENTS
ACF IX	2023	$4,120	$2,855	$197	$3,261	$3,458	1.2x	15%	10%	$12
ACF IX - SMAs	2023	$1,124	$494	$30	$567	$598	1.2x	16%	13%	$4
ACF VIII	2021	$3,614	$3,479	$549	$4,357	$4,907	1.4x	9%	8%	$6
ACF VIII - SMAs	2021	$1,099	$1,023	$165	$1,275	$1,439	1.4x	10%	8%	$9
ACF VII	2017	$1,688	$1,679	$1,903	$1,324	$3,228	1.9x	13%	11%	$55
ACF VII - SMAs	2017	€1,452	€1,424	€1,322	€1,242	€2,564	1.8x	12%	10%	$38
SMAs 2014-2016	2014	€1,274	€1,091	€2,603	€158	€2,762	2.5x	24%	22%	$3
SMAs 2012-2013	2012	€1,124	€1,039	€2,849	€113	€2,962	2.8x	28%	26%	$1
SMAs 2009-2010	2010	€1,475	€1,350	€3,612	€352	€3,964	2.9x	23%	21%	$—
Strategic SMAs	Various		$5,252	$2,921	$5,696	$8,617	1.6x	14%	13%	$80
All Other Active Funds & Vehicles (9)	Various		€149	€167	€87	€254	1.7x	35%	34%	$—
Fully Realized Funds & Vehicles (29)	Various		€5,942	€10,150	€—	€10,150	1.7x	15%	13%	$—
PRIMARY INVESTMENTS
SMAs 2024-2026	2024	€4,386	€454	€17	€474	€491	1.1x	NM	NM	$—
SMAs 2021-2023	2021	€4,704	€2,417	€277	€2,778	€3,055	1.3x	13%	12%	$1
SMAs 2018-2020	2018	$3,116	$2,813	$1,234	$3,056	$4,290	1.5x	13%	12%	$5
SMAs 2015-2017	2015	€2,501	€2,564	€3,232	€1,954	€5,186	2.0x	18%	18%	$8
SMAs 2012-2014	2012	€5,080	€5,889	€10,317	€2,741	€13,059	2.2x	17%	17%	$10
SMAs 2009-2011	2009	€4,877	€5,653	€10,862	€1,245	€12,107	2.1x	17%	16%	$1
SMAs 2006-2008	2005	€11,500	€13,158	€22,187	€985	€23,172	1.8x	10%	10%	$—
SMAs 2003-2005	2003	€4,628	€4,991	€7,947	€128	€8,075	1.6x	10%	9%	$—
All Other Active Funds & Vehicles (9)	Various		€1,824	€1,846	€219	€2,065	1.1x	3%	2%	$—
Fully Realized Funds & Vehicles (29)	Various		€4,856	€7,917	€20	€7,937	1.6x	12%	11%	$—
TOTAL CARLYLE ALPINVEST (USD)(11)			$115,373	$137,003	$58,735	$195,738	1.7x	13%	12%	$619
(1)Includes private equity and mezzanine primary fund investments, secondary fund investments and co-
investments originated by AlpInvest. Excluded from the performance information shown are: (a) investments that were not originated by AlpInvest (i.e., AlpInvest did not make the original investment decision or recommendation); (b) Direct Investments, which was spun off from AlpInvest in 2005; (c) Carlyle AlpInvest
Private Markets (“CAPM”); (d) Carlyle AlpInvest Private Markets Secondaries (“CAPS”); and (e) LP co-
investment vehicles managed by AlpInvest. As of September 30, 2026, these excluded portfolios amounted to approximately $20.8 billion of AUM in the aggregate.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have historically required limited capital resources to support the working capital and operating needs of our business. Our management fees have largely covered our operating costs and all realized performance allocations, after covering the related compensation, are available for distribution to shareholders. Approximately
97% of all capital commitments to our funds are provided by our fund investors, with the remaining amount typically funded by Carlyle, our senior Carlyle professionals, advisors, and other professionals. We may elect to invest additional amounts in new investment areas or other growth opportunities through increased investment in our funds, which we may subsequently transfer to newly developed products.
Our Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, as outlined below. Although we may consider other financings to invest in growing our business, such as the $800 million senior note offering in 2025, we believe these sources will be sufficient to fund our capital needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, accumulated earnings, and amounts available for borrowing from our senior revolving credit facility or other financings.
Cash, Cash Equivalents, and Corporate Treasury Investments. Cash and cash equivalents, as well as corporate treasury investments (if any), were $1.6 billion at September 30, 2026. However, a portion of this cash is allocated for specific business purposes, including, but not limited to: (i) performance allocations and incentive fee related cash that has been received but not yet distributed as performance allocations and incentive fee related compensation, (ii) amounts owed to non-controlling interests, and (iii) regulatory capital. After deducting cash amounts allocated to the specific requirements mentioned above, the remaining cash, cash equivalents, and corporate treasury investments, was $1.5 billion as of September 30, 2026.
Borrowings. Our credit facilities, notes offerings, and CLO borrowings are additional sources of liquidity, as discussed in Note 5, Borrowings, to the condensed consolidated financial statements. The amended and restated
revolving credit facility has a borrowing capacity of $1.0 billion as of September 30, 2026, and is scheduled to mature on May 29, 2030. Additionally, certain subsidiaries of the Company are parties to a revolving line of credit, primarily intended to support certain lending activities within the Global Credit segment, which provides for a revolving line of credit with a capacity of $300 million, that matures in September 2027, and a second revolving line of credit with a capacity of $200 million, which the Company amended in August 2026 to extend the maturity date to
August 18, 2027. There are no amounts outstanding on the credit facilities as of September 30, 2026.
The following table summarizes our debt obligations as of September 30, 2026. The maturity profile of these debt obligations, including our credit facilities, and our other contractual obligations is presented under “Contractual
Obligations” later in this section.

Instrument	Coupon	Maturity	Principal	Carrying Value(1)
			(Dollars in millions)
CLO Borrowings	Various(2)	Various(2)	$370.4	$367.7
Senior Notes	3.500%	September 19, 2029	425.0	423.7
Senior Notes	5.050%	September 19, 2035	800.0	791.8
Senior Notes	5.625%	March 30, 2043	600.0	600.5
Senior Notes	5.650%	September 15, 2048	350.0	346.8
Subordinated Notes	4.625%	May 15, 2061	500.0	486.2
Total debt obligations			$3,045.4	$3,016.7
(1)Carrying value reflects unamortized original issue discount or premium and deferred financing costs.
(2)CLO borrowings carried a weighted-average interest rate of 5.07% and weighted-average remaining maturity of 10.72 years as of September 30, 2026. See Note 5, Borrowings, for fair values and additional terms.
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

Our accrued performance allocations by segment as of September 30, 2026, gross and net of accrued giveback obligations, are set forth below:

	Accrued Performance Allocations(1)	Accrued Giveback Obligation	Net Accrued Performance Revenues
	(Dollars in millions)
Global Private Equity	$3,164.8	$(94.7)	$3,070.1
Global Credit	918.5	(25.5)	893.0
Carlyle AlpInvest	1,718.0	—	1,718.0
Total	$5,801.3	$(120.2)	$5,681.1
Plus: Accrued performance allocations from NGP Carry Funds(2)			377.1
Less: Accrued performance allocation-related compensation			(3,959.7)
Plus: Receivable for giveback obligations from current and former employees			51.7
Less: Deferred taxes on certain foreign accrued performance allocations			(13.8)
Less/Plus: Net accrued performance allocations/giveback obligations attributable to non-controlling interests in consolidated entities			(25.4)
Plus: Net accrued performance allocations attributable to Consolidated Funds, eliminated in consolidation			22.1
Net accrued performance revenues before timing differences			2,133.1
Less/Plus: Timing differences between the period when accrued performance allocations/giveback obligations are realized and the period they are collected/distributed			2.7
Net accrued performance revenues attributable to The Carlyle Group Inc.			$2,135.8
(1)Accrued incentive fees are excluded from net accrued performance revenues.
(2)Accrued performance allocations from NGP funds are presented as principal equity method investments in the condensed consolidated balance sheets.
The net accrued performance revenues attributable to The Carlyle Group Inc., excluding realized amounts, related to our carry funds and our other vehicles as of September 30, 2026, as well as the carry fund appreciation
(depreciation), is set forth below by segment (Dollars in millions):

	Carry Fund Appreciation/(Depreciation)(1)						Net Accrued Performance Revenues
	Quarter-to-Date		Year-to-Date		Last Twelve Months
	Q3 2025	Q3 2026	Q3 2025	Q3 2026	Q3 2025	Q3 2026
Overall Carry Fund Appreciation/ (Depreciation)	2%	1%	5%	5%	7%	7%
Global Private Equity:	1%	1%	4%	4%	5%	7%	$1,190.0
Corporate Private Equity	—%	—%	3%	—%	4%	4%	733.8
Real Estate	1%	—%	3%	1%	4%	2%	11.2
Infrastructure & Natural Resources	5%	8%	12%	25%	12%	32%	445.0
Global Credit Carry Funds	4%	4%	12%	12%	16%	15%	326.6
Carlyle AlpInvest Carry Funds	2%	1%	5%	4%	8%	4%	619.2
Net Accrued Performance Revenues							$2,135.8
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
Certain of the investments attributable to The Carlyle Group Inc. (excluding certain general partner interests, certain strategic investments, and investments in certain CLOs) may be sold at our discretion as a source of liquidity.

Investments as of September 30, 2026 consist of the following:

	Investments in Carlyle Funds	Investments in NGP(1)	Total
	(Dollars in millions)
Investments, excluding performance allocations	$2,958.5	$640.9	$3,599.4
Less: Amounts attributable to non-controlling interests in consolidated entities	(428.8)	—	(428.8)
Plus: Investments in Consolidated Funds, eliminated in consolidation	1,142.8	—	1,142.8
Less: Strategic equity method investments in NGP Management	—	(220.6)	(220.6)
Less: Investment in NGP general partners - accrued performance allocations	—	(377.1)	(377.1)
Total investments attributable to The Carlyle Group Inc.	$3,672.5	$43.2	$3,715.7
(1)Represents our total investment in NGP. See Note 4, Investments, to our condensed consolidated financial statements.
Our investments as of September 30, 2026 can be further attributed as follows (Dollars in millions):

Investments in Carlyle Funds, excluding CLOs:
Global Private Equity(1)	$1,425.5
Global Credit(2)	1,263.3
Carlyle AlpInvest	422.9
Total investments in Carlyle Funds, excluding CLOs	3,111.7
Investments in CLOs	441.6
Other investments	162.4
Total investments attributable to The Carlyle Group Inc.	3,715.7
CLO borrowings collateralized by investments attributable to The Carlyle Group Inc.	(367.7)
Total investments attributable to The Carlyle Group Inc., net of CLO borrowings	$3,348.0
(1)Excludes our strategic equity method investment in NGP Management and investments in NGP general partners -
accrued performance allocations. This balance also includes amounts bridged by us on behalf of investment funds for which we have entered into warehouse agreements. Under such warehouse agreements, we may elect to transfer investments for a price that differs from fair value.
(2)Includes the Company’s indirect investment in Fortitude through Carlyle FRL, a Carlyle-affiliated investment fund, as discussed in Note 4, Investments, to the condensed consolidated financial statements. This investment had a carrying value of $743.0 million as of September 30, 2026.
Our Liquidity Needs
We generally use our working capital and cash flows to invest in growth initiatives, service our debt, fund the working capital needs of our business and investment funds, and return capital to our common shareholders in the form of dividends or stock repurchases.
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
•pay dividends to our common shareholders in accordance with our dividend policy;
•repurchase our common stock and pay any associated taxes; and
•settle tax withholding obligations in connection with net share settlements of equity-based awards.
Common Shareholder Dividends. Under our dividend policy for our common stock, our intention is to pay dividends to holders of our common stock in an amount of $0.35 per common share on a quarterly basis ($1.40 annually). For U.S. federal income tax purposes, any dividends we pay generally will be treated as qualified dividend income (generally taxable to U.S. individual shareholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, with any excess dividends treated as return of capital to the extent of the shareholder’s basis.
The declaration and payment of dividends to holders of our common stock will be at the sole discretion of our Board of Directors and in compliance with applicable law, and our dividend policy may be changed at any time.
To date, with respect to dividend year 2026, the Board of Directors has declared a dividend to common shareholders totaling $374.1 million, or $1.05 per share, including the third quarter 2026 dividend declared in
October 2026. With respect to the full dividend year 2025, the Board of Directors declared cumulative dividends to common shareholders totaling $505.1 million, or $1.40 per share. For further information, see Note 12, Equity, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
A substantial majority of the remaining commitments to our investment funds are expected to be funded by senior Carlyle professionals, operating executives, and other professionals through our internal co-investment program. Of the $4.3 billion of unfunded commitments as of September 30, 2026, approximately $3.2 billion is subscribed individually by senior Carlyle professionals, operating executives, and other professionals, with the balance funded directly by the Company. Approximately 74% of the $4.3 billion of unfunded commitments relate to investment funds in our Global Private Equity segment.
Under the Carlyle Global Capital Markets platform, certain of our subsidiaries may act as an underwriter, syndicator or placement agent for security offerings and loan originations. We earn fees in connection with these activities and bear the risk of the sale of such securities and placement of such loans, which may be longer dated.
As of September 30, 2026, there were no material commitments related to the origination and syndication of loans and securities under the Carlyle Global Capital Markets platform.
Repurchase Program. During the nine months ended September 30, 2026, we paid an aggregate of $490.0 million to repurchase and retire approximately 10.6 million shares of common stock. In addition, during the nine months ended September 30, 2026, we paid an aggregate of $229.3 million and retired 4.4 million shares of common stock to settle tax withholding obligations in connection with net share settlements of equity-based awards, for a total of $719.3 million for approximately 15.0 million shares repurchased or withheld this year. As of
September 30, 2026, $1.4 billion of repurchase capacity remained under the share repurchase program, which reflects the cost of common shares repurchased as well as tax withholding payments made by the Company related to the net share settlement of equity-based awards. For further information on our repurchase program, see Note
12, Equity, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Cash Flows
The following tables summarize our condensed consolidated statements of cash flows by activities attributable to the Company and the Consolidated Funds.

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Statements of Cash Flows Data
Net cash provided by the Company’s operating activities	$863.3	$972.1
Net cash used in the Consolidated Funds’ operating activities, after eliminations	(1,745.1)	(3,052.5)
Net cash used in operating activities	(881.8)	(2,080.4)
Net cash used in investing activities	(87.5)	(57.4)
Net cash provided by (used in) the Company’s financing activities	(1,156.5)	6.1
Net cash provided by the Consolidated Funds' financing activities, after eliminations	1,760.0	3,009.3
Net cash provided by financing activities	603.5	3,015.4
Effect of foreign exchange rate changes	(23.5)	82.3
Net change in cash, cash equivalents and restricted cash	$(389.3)	$959.9
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
Net cash provided by the Company's operating activities. Net cash provided by the Company's operating activities primarily consists of: (i) net cash generated from operating activities, which include the receipt of management fees, realized performance allocations and incentive fees after payments for compensation, and general, administrative and other expenses, and (ii) our net investment-related operating activity, which include purchases of and proceeds from our investments.
For the nine months ended September 30, 2026 and 2025, we received management fees and realized performance allocations, principal investment income, and incentive fees of $3.0 billion and $2.9 billion, respectively, partially offset by payments for compensation, interest, and general, administrative and other expenses of $2.1 billion and $2.0 billion, respectively, which included payment of 2025 and 2024 year-end bonuses paid in
January 2026 and 2025, respectively.
For the nine months ended September 30, 2026 and 2025, net cash used in our investment-related operating activities was $(18.0) million and $(65.0) million, respectively, which primarily represented cash used to fund commitments and investments in our portfolio, partially offset by proceeds from distributions on our investments. As of September 30, 2026 and September 30, 2025, our investments totaled $3.3 billion and $3.2 billion, respectively.
We expect our commitments to and investments in our funds will continue to increase with the growth of our assets under management and our investments in new products.
Net cash used in investing activities. For the nine months ended September 30, 2026 and 2025, cash used in investing activities primarily reflected capital expenditures related to information technology, leasehold improvements, and other fixed assets of $87.5 million and $57.4 million, respectively.
Net cash provided by (used in) the Company's financing activities. For the nine months ended September 30,
2026 and 2025, we paid dividends to our common shareholders of $376.6 million and $379.2 million, respectively.
For the nine months ended September 30, 2026 and 2025, we paid $719.3 million and $482.8 million, respectively,

to repurchase and retire 15.0 million and 8.9 million shares, respectively, which included shares retired in connection with the net share settlement of equity-based awards.
Our Balance Sheet
Total assets were $28.2 billion at September 30, 2026, a decrease of $0.9 billion compared to December 31,
2025. The decrease in total assets was primarily attributable to a decrease in Investments, including Performance allocations of $1.8 billion and a decrease in Cash and cash equivalents of $0.4 billion, partially offset by an increase in Investments of Consolidated Funds of $1.2 billion. The decrease in Investments, including Performance allocations was primarily driven by declines in CP VII’s accrued performance allocations, largely attributable to declines in market prices of certain public investments and the impact of preferred return, partially offset by appreciation in our international energy funds and aviation funds. Refer to “—Cash Flows” in Part I, Item 2 of this
Quarterly Report on Form 10-Q for details on the decrease in Cash and cash equivalents.
Total liabilities were $21.6 billion at September 30, 2026, a decrease of $0.5 billion from December 31, 2025.
The decrease in liabilities was primarily attributable to a decrease in Accrued compensation and benefits of $1.3 billion and a decrease in Other liabilities of Consolidated Funds of $0.5 billion, partially offset by an increase in
Loans payable of Consolidated Funds of $1.3 billion. The decrease in Accrued compensation and benefits was primarily attributable to a decrease in Accrued performance allocations, on which Accrued performance allocations and incentive fee related compensation is based, as well as the payment of previously realized performance allocations and incentive fee related compensation and year-end bonuses.
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
Our balance sheet without the effect of the Consolidated Funds can be seen in Note 16, Supplemental
Financial Information, to the condensed consolidated financial statements included in this Quarterly Report on Form
10-Q. At September 30, 2026, our total assets without the effect of the Consolidated Funds were $14.6 billion, including cash and cash equivalents of $1.6 billion and Investments, including accrued performance allocations, of
$10.6 billion.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2026 on a consolidated basis and on a basis excluding the obligations of the Consolidated Funds:

	Oct. 1, 2026 to Dec. 31, 2026	2027-2028	2029-2030	Thereafter	Total
	(Dollars in millions)
Debt obligations(1)	$17.1	$104.7	$486.4	$2,437.2	$3,045.4
Interest payable(2)	38.7	301.0	275.1	1,673.0	2,287.8
Other consideration(3)	15.9	—	—	—	15.9
Operating lease obligations(4)	19.7	185.0	183.8	378.6	767.1
Capital commitments to Carlyle funds(5)	4,330.9	—	—	—	4,330.9
Tax receivable agreement payments(6)	—	8.8	13.5	41.4	63.7
Loans payable of Consolidated Funds(7)	170.3	1,692.7	1,440.6	14,251.3	17,554.9
Unfunded commitments of the CLOs(8)	35.8	—	—	—	35.8
Consolidated contractual obligations	4,628.4	2,292.2	2,399.4	18,781.5	28,101.5
Loans payable of Consolidated Funds(7)	(170.3)	(1,692.7)	(1,440.6)	(14,251.3)	(17,554.9)
Capital commitments to Carlyle funds(5)	(3,209.3)	—	—	—	(3,209.3)
Unfunded commitments of the CLOs(8)	(35.8)	—	—	—	(35.8)
Carlyle Operating Entities contractual obligations	$1,213.0	$599.5	$958.8	$4,530.2	$7,301.5
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
(3)These obligations represent our estimate of contingent amounts to be paid in connection with our acquisition of Abingworth. The payment obligations are unsecured obligations of the Company or a subsidiary thereof, subordinated in right of payment to indebtedness of the
Company and its subsidiaries, and do not bear interest.
(4)We lease office space in various countries around the world, including our largest offices in Washington, D.C., New York City, London,
Amsterdam, and Hong Kong, which have non-cancelable lease agreements expiring in various years through 2037. The amounts in this table represent the minimum lease payments required over the term of the lease.
(5)These obligations generally represent commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category. A substantial majority of these investments is expected to be funded by senior Carlyle professionals and other professionals through our internal co-
investment program. Additionally, these obligations include accrued giveback that has been realized but not yet paid to the respective funds, a portion of which is payable by current and former senior Carlyle professionals. See Fund Commitments section above for further details.
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
(7)These obligations primarily represent amounts due to holders of debt securities issued by the consolidated CLO vehicles. These obligations include interest to be paid on debt securities issued by the consolidated CLO vehicles. Interest payments assume that no prepayments are made and loans are held until maturity. For debt securities with rights only to the residual value of the CLO and no stated interest, no interest payments were included in this calculation. Interest payments on variable-rate debt securities are based on interest rates in effect as of September 30, 2026, at spreads to market rates pursuant to the debt agreements, and range from 1.65% to
11.32%. Interest payments on fixed-rate debt securities are based on the contractual interest rates specified in the respective debt agreements.
(8)These obligations represent commitments of the CLOs to fund certain investments. These amounts are generally due on demand and are therefore presented in the less than one year category.

Contingent Cash Payments For Business Acquisitions and Strategic Investments
We have certain contingent cash obligations associated with our acquisition of Abingworth, which are accounted for as compensation expense and accrued over the service period. The obligations relate to future incentive payments of up to $130.0 million, which is the maximum amount that could be paid as of September 30,
2026, that are payable upon the achievement of certain performance targets during 2026 through 2028.  If earned, payments are made in the quarter following the applicable performance year. Through September 30, 2026, we paid
$19.0 million related to these contingent obligations.
Risk Retention Rules
We will continue to comply with the risk retention rules governing CLOs issued in Europe for which we are a sponsor, which require a combination of capital from our balance sheet, commitments from senior Carlyle professionals and/or third-party financing.
Guarantees
See Note 7, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to all of our material guarantees.
Indemnifications
In many of our service contracts, we agree to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract, and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated financial statements as of September 30, 2026. See Note 7, Commitments and Contingencies, to the
condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information related to indemnifications.
Contingent Obligations (Giveback)
Carried interest is ultimately realized when: (1) an underlying investment is profitably disposed of, (2) certain costs borne by the limited partner investors have been reimbursed, (3) the fund’s cumulative returns are in excess of the preferred return, and (4) we have decided to collect carry rather than return additional capital to limited partner investors. Realized carried interest may be required to be returned by us in future periods if the fund’s investment values decline below certain levels. When the fair value of a fund’s investments remains constant or falls below certain return hurdles, previously recognized performance allocations are reversed. If upon a hypothetical liquidation of a fund’s investments at their then-current fair values previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential giveback obligation. See Note 7,
Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly
Report on Form 10-Q for additional information related to our contingent obligations (giveback).
Other Contingencies
In the ordinary course of business, we are a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. We discuss certain of these matters in Note 7, Commitments and
Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Carlyle Common Stock
A rollforward of our common stock outstanding is as follows:

Nine Months Ended September 30,
2026
Common stock outstanding, beginning of period	357,374,023
Shares issued	6,876,017
Shares repurchased/retired	(10,554,697)
Common stock outstanding, end of period	353,695,343
Shares of The Carlyle Group Inc. common stock issued during the nine months ended September 30, 2026 relate to the vesting of the Company’s restricted stock units and shares issued and delivered in connection with our equity method investment in NGP. Shares of The Carlyle Group Inc. common stock repurchased during the nine months ended September 30, 2026 relate to shares repurchased and subsequently retired as part of our share repurchase program. Shares of The Carlyle Group Inc. common stock issued and repurchased/retired during the nine months ended September 30, 2026 exclude shares retired as part of the net share settlement of equity-based awards.
The total shares as of September 30, 2026 as shown above exclude approximately 0.2 million net common shares, representing the vesting of restricted stock units subsequent to September 30, 2026 that will participate in the common shareholder dividend that will be paid on November 23, 2026.
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
There was no material change in our market risks during the nine months ended September 30, 2026. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-
benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and
15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth repurchases of our common stock during the three months ended September 30,
2026 for the periods indicated. During the three months ended September 30, 2026, 2.6 million shares were repurchased. In addition, 1.9 million shares were retired in connection with the net share settlement of equity-based awards, which are not included in the table below.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (3)
	(Dollars in millions, except share and per share data)
July 1, 2026 to July 31, 2026 (1)	—	$—	—	$1,635.0
August 1, 2026 to August 31, 2026 (1)(2)	1,423,824	$48.94	1,423,824	$1,565.3
September 1, 2026 to September 30, 2026 (1)(2)	1,213,631	$45.58	1,213,631	$1,510.0
Total	2,637,455		2,637,455
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
(3)The remaining repurchase authorization was $1,420.5 million as of September 30, 2026 when factoring in the net share settlement of equity-based awards.
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

10.1*
Revolving Credit Agreement, dated as of December 17, 2018, as amended by Amendment No. 1 on
December 16, 2019, Amendment No. 2 on December 15, 2020, Amendment No. 3 on September 1,
2021, Amendment No. 4 on January 25, 2022, Amendment No. 5 on August 23, 2023, Amendment No. 6
on August 21, 2024, Amendment No. 7 on August 20, 2025, and Amendment No. 8 on August 19, 2026
among TCG Capital Markets L.L.C. and TCG Senior Funding L.L.C., as Borrowers, the Lenders party hereto, and Mizuho Bank, Ltd., as Administrative Agent, and Mizuho Bank, Ltd., as Sole Lead Arranger
and Sole Bookrunner.

22*	Senior and Subordinated Notes, Issuers, and Guarantors.

31.1*	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1**	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from The Carlyle Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
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

The Carlyle Group Inc.

Date: November 6, 2026	By:	/s/ Justin V. Plouffe
	Name:	Justin V. Plouffe
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)